Form 10-Q
period 2003-06-28
FORMFACTOR INC
filed 2003-08-12
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 000-50307

FORMFACTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3711155 (I.R.S Employer Identification No.)

2140 Research Drive, Livermore, California 94550 (Address of principal executive offices, including zip code)

(925) 294-4300 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)  No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( )  No (x)

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2003 was 34,255,274 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended June 28, 2003
Index

PART I.     FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share date)
(unaudited)

	Three Months Ended		Six Months Ended

	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Revenues	$18,510	$22,094	$35,798	$40,763
Cost of revenues(1)	9,422	11,469	18,281	21,269

Gross margin	9,088	10,625	17,517	19,494

Operating expenses:
Research and development(1)	3,579	3,831	6,828	7,356
Selling, general and administrative(1)	4,172	4,478	8,164	8,491
Stock-based compensation	302	371	467	704

Total operating expenses	8,053	8,680	15,459	16,551

Operating income	1,035	1,945	2,058	2,943
Interest income	199	174	389	336
Interest expense	(31)	(13)	(48)	(27)
Other expense, net	(4)	(30)	(22)	(49)

	164	131	319	260
Income before income taxes	1,199	2,076	2,377	3,203
Provision for income taxes	(485)	(789)	(817)	(1,217)

Net income	$714	$1,287	$1,560	$1,986

Net income per share:
Basic	$0.16	$0.12	$0.35	$0.25

Diluted	$0.02	$0.04	$0.05	$0.07

Weighted-average number of shares used in per share calculations:
Basic	4,438	10,894	4,517	7,806

Diluted	29,535	31,170	29,754	29,950

(1) Amounts exclude stock-based compensation, as follows:
Cost of revenues	$41	$59	$63	$114
Research and development	45	78	48	147
Selling, general and administration	216	234	356	443

Total	$302	$371	$467	$704

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 28,	June 28,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,786	$115,614
Short-term investments	7,557	3,855
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $203 in 2003	11,986	12,214
Inventories, net	4,230	6,415
Deferred tax assets, current portion	2,571	2,571
Prepaid expenses and other current assets	3,463	1,482

Total current assets	56,593	142,151
Restricted cash	2,835	—
Property and equipment, net	16,538	16,040
Deferred tax assets, less current portion	1,068	1,068
Long term investments	—	2,944
Other assets	484	445

Total assets	$77,518	$162,648

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Bank line of credit	$375	$1,375
Notes payable, current portion	500	—
Accounts payable	6,712	6,419
Accrued liabilities	7,677	6,703
Deferred revenue	793	269

Total current liabilities	16,057	14,766
Notes payable, less current portion	625	—
Deferred revenue	672	552

Total liabilities	17,354	15,318

Redeemable convertible preferred stock	64,895	—
Redeemable convertible preferred stock warrants	306	—

	65,201	—

Stockholders’ equity (deficit)
Common stock	5	34
Additional paid-in capital	20,064	168,606
Notes receivable from stockholders	(3,447)	(1,426)
Deferred stock-based compensation, net	(12,294)	(12,514)
Accumulated other comprehensive income	—	9
Accumulated deficit	(9,365)	(7,379)

Total stockholders’ equity (deficit)	(5,037)	147,330

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,518	$162,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended

	June 29, 2002	June 28, 2003

Cash flows from operating activities:
Net income	$1,560	$1,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,664	2,570
Stock-based compensation expense	435	704
Common stock issued for services provided	57	—
Interest income from stockholders’ notes receivable	(119)	(110)
Provision for doubtful accounts	(105)	(50)
Provision for excess and obsolete inventories	840	1,251
Loss on disposal of property and equipment	166	10
Changes in assets and liabilities:
Accounts receivable	2,005	(168)
Inventories	(2,103)	(3,437)
Prepaid and other current assets	(1,401)	2,095
Accounts payable	1,149	(296)
Accrued liabilities	(248)	(994)
Deferred revenues	887	(644)

Net cash provided by operating activities	5,787	2,917

Cash flows from investing activities:
Acquisition of property and equipment	(1,850)	(2,039)
Purchase of investments	(18,361)	(6,771)
Proceeds from maturities of investments	10,808	7,529
Restricted cash	—	2,835
Other assets	(3)	10

Net cash provided (used) in investing activities	(9,406)	1,564

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,080	82,647
Proceeds from payment of notes receivable from stockholders	8	2,021
Repurchase of common stock	—	(200)
Proceeds from issuance of bank line of credit	368	1,000
Repayment of notes payable and bank line of credit	(352)	(1,125)

Net cash provided by financing activities	1,104	84,343

Effect of exchange rate changes on cash and cash equivalents	—	4
Net increase (decrease) in cash and cash equivalents	(2,515)	88,828
Cash and cash equivalents, beginning of the period	20,565	26,786

Cash and cash equivalents, end of the period	$18,050	$115,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003, or for any other period. The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 28, 2002 included in the Company’s final prospectus dated June 11, 2003 for its initial public offering filed with the Securities and Exchange Commission.

NOTE 2 – Initial Public Offering

     The Securities and Exchange Commission declared the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Under this registration statement, the Company registered 6,900,000 shares of its common stock, including 900,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $96.6 million. The Company registered 6,505,305 of these shares on its behalf and 394,695 of these shares on behalf of certain stockholders of the Company, including a director and certain officers of the Company.

     The Company’s public offering commenced on June 12, 2003 and all of the shares of the Company’s common stock that it registered on its behalf and on behalf of the selling stockholders were sold for the aggregate public offering price of $96.6 million through an underwriting syndicate managed by Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Banc of America Securities LLC and Thomas Weisel Partners LLC. This offering terminated after the sale of all of the shares of the Company’s common stock that it registered under its registration statement on Form S-1.

     The sale of shares of common stock by the Company, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $91.1 million, approximately $6.4 million of which the Company applied to underwriting discounts and commissions and approximately $2.5 million of which the Company applied to related costs. As a result, the Company received approximately $82.2 million of the offering proceeds.

     The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $5.5 million, approximately $2.7 million of which the selling stockholders paid to the Company to repay loans from the Company and approximately $387,000 of which the selling stockholders applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $2.4 million of the offering proceeds.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

NOTE 3 – Significant Accounting Policies

     The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated June 11, 2003 for the year ended December 28, 2002. The Company’s significant accounting policies have not materially changed during the three and six months ended June 28, 2003.

NOTE 4 – Inventories

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts.

Inventories, net of reserves, consisted of the following (in thousands):

	December 28,	June 28,
	2002	2003

Raw materials	$1,520	$2,318
Work-in-progress	2,319	3,170
Finished goods	391	927

	$4,230	$6,415

NOTE 5 – Warranty Accrual

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the six months ended June 28, 2003 follows (in thousands):

Warranty accrual at December 29, 2002	$679
Accrual for warranties issued during the period	465
Charges against the accrual during the period	(608)

Warranty accrual at June 28, 2003	$536

NOTE 6 – Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS No. 148”) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements were effective for interim periods ending after December 15, 2002.

     The Company uses the intrinsic value method of APB Opinion No. 25 (“APB No. 25”), Accounting for Stock issued to Employees,” in accounting for its employee stock options, and

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148.

     Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income and pro forma net income per share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended

	June 29,	June 28,	June 29,	June 28,
	2002	2003	2002	2003

Net income, as reported	$714	$1,287	$1,560	$1,986
Add: Stock-based employee compensation expense included in reported net income	302	371	467	704
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(607)	(430)	(1,098)	(862)

Pro forma net income	$409	$1,228	$929	$1,828

Net income per share
Basic:
As reported	$0.16	$0.12	$0.35	$0.25

Pro forma	$0.09	$0.11	$0.21	$0.23

Diluted:
As reported	$0.02	$0.04	$0.05	$0.07

Pro forma	$0.01	$0.04	$0.03	$0.06

     The Company has adopted the disclosure only provisions of SFAS No. 123. The Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Three Months Ended		Six Months Ended

	June 29,	June 28,	June 29,	June 28,
	2002	2003	2002	2003

Dividend yield	—	—	—	—
Risk-free interest rate	4.8%	2.7%	4.8%	2.7%
Expected life (in years)	5	5	5	5

     Since June 12, 2003, the Company includes an expected volatility factor of 67% in addition to the factors described in the preceding table in determination of the fair value of all options granted. Therefore, the pro forma net income and pro forma net income per share may not be representative for future periods.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

     The weighted average estimated fair value of employee stock option grants was $1.40 per share and $1.04 per share for the three months ended June 29, 2002 and June 28, 2003, respectively, and was $1.39 per share and $1.01 per share for the six months ended June 29, 2002 and June 28, 2003, respectively.

NOTE 7 – Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 28,	June 29,	June 28,
	2002	2003	2002	2003

Numerator:
Net income	$714	$1,287	$1,560	$1,986

Denominator:
Weighted-average common stock outstanding	4,686	11,069	4,642	7,896
Less: Weighted-average shares subject to repurchase	(248)	(175)	(125)	(90)

Weighted-average shares used in computing basic net income per share	4,438	10,894	4,517	7,806
Dilutive potential common shares used computing diluted net income per share	25,097	20,276	25,237	22,144

Total weighted-average number of shares used in computing diluted net income per share	29,535	31,170	29,754	29,950

     The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	June 29,	June 28,	June 29,	June 28,
	2002	2003	2002	2003

Options to purchase common stock	144	315	90	615
Common stock subject to repurchase	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—
Warrants	—	—	—	46

NOTE 8 – Commitments and Contingencies

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, the Company was not involved in any material legal proceedings.

     In May 2003, the Company received a Notice of Violation from the Bay Area Air Quality Management District regarding its record keeping relating to its usage of wipe cleaning solvent. Although the Company introduced corrective action to prevent any continued or recurrent record keeping violation, the Company may still be subject to a penalty based upon the unresolved Notice of Violation. The Company believes that the final resolution of this notice will not have a material impact on the Company’s financial position or on its results of operations.

NOTE 9 – Notes Payable and Bank Line of Credit

In March 2001, the Company entered into a financing agreement with a financial institution which provided for total borrowings up to $16.0 million. The terms of the agreement provide for a revolving line of credit, up to the commitment amount of $12.0 million for working capital requirements and the issuance of letters of credit, an equipment line of credit, which provides borrowings up to $2.0 million, and a term loan of $2.0 million, to be used only to consolidate and refund other existing long-term debt. In February 2003, the agreement was amended to increase the line of credit to $16.0 million. In April 2003, the Company borrowed funds under the line of credit to pay down the amounts outstanding under the expiring term loan and equipment line of credit. On June 28, 2003, the Company had the following amounts available and amounts drawn under this amended agreement (in thousands):

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(unaudited)

			Outstanding	Amount Available
	Commitment	Amount	Principal	for Future
	Amount	Drawn	Amounts	Borrowing

Comerica Bank line of credit	$16,000	$1,375	$1,375	$14,625

Borrowings under the amended agreement accrue interest based on either the Comerica Bank prime rate or the LIBOR rate plus 2%. The Company has no debt obligations that has not been recorded in the condensed consolidated financial statements.

NOTE 10 – Recent Accounting Pronouncements

     In April 2003, FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or on its results of operations.

In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial position or on its results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning our business strategy (including anticipated trends or developments in the semiconductor industry in general and our business in particular), revenues, gross margin, operating expenses, research and development programs, sales and marketing initiatives, and market growth and direction, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative or plural of these words and other comparable terminology.

     The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report are based upon information available to us as of the filing date of this quarterly report, and we assume no obligation to update any of these statements. Actual results could differ materially from those anticipated by the forward-looking statements as a result of many factors, including those identified below in the section titled “Risks That May Affect Future Results” and elsewhere in this quarterly report.

     The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

     We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to electrically connect with and test individual chips on a wafer. At the core of our product offering is our proprietary MicroSpring interconnect technology. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. To date, we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology. At the core of our product offering is our proprietary MicroSpring interconnect technology. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. To date, we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

     We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. As a result, our revenue growth is driven by the number of new semiconductor designs, technology transitions and increased semiconductor production volumes.

     Revenues. We derive our revenues from product sales, license and development fees and royalties. To date, wafer probe card sales have comprised substantially all of our revenues. Wafer probe card sales accounted for 99.8% of our revenues in the three months ended June 28, 2003 and 99.9% of our revenues for the three months ended June 29, 2002. Revenues from license and development fees and royalties have historically not been significant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetrations of new market segments. Revenues from our customers are subject to both quarterly and annual fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

     Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source.

We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory reserves or write-offs as cost of revenues. We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Wafer probe cards are complex products, custom to a specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Wafer probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of our actual demand. Inventory valuation adjustments for these factors are considered a normal component of cost of revenues.

     Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred. We plan to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future. We expect research and development expenses to increase in absolute dollars, but to decline as a percentage of revenues.

     Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel; internal and outside sales representatives’ commissions, market research and consulting; and other marketing and sales activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future operations, as well as from the additional costs of being a publicly traded company. We expect selling, general and administrative expenses to decline as a percentage of revenues.

     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001, 2002 and the six months ended June 28, 2003, we recorded an aggregate of $15.0 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of June 28, 2003, we had an aggregate of $12.5 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $792,000 during the remainder of fiscal 2003; $2.5 million during fiscal 2004; $4.2 million during fiscal 2005; $3.9 million during fiscal 2006 and $1.1 million during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four years. For options granted to employees to date, the amount of stock-based compensation amortization usually recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

     Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component and order cancellation costs, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. For excess component costs, the estimates are dependent on our expected use of such components and the size of the minimum order quantity imposed by the vendor in relation to our inventory requirements. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

     The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2002	June 28, 2003	June 29, 2002	June 28, 2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.9	51.9	51.1	52.2

Gross margin	49.1	48.1	48.9	47.8

Operating expenses:
Research and development	19.3	17.3	19.1	18.0
Selling, general and administrative	22.5	20.3	22.8	20.8
Stock-based compensation	1.7	1.7	1.3	1.7

Total operating expenses	43.5	39.3	43.2	40.5

Operating income	5.6	8.8	5.7	7.3
Interest income	1.1	0.8	1.1	0.8
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)
Other income (expense), net	—	(0.1)	(0.1)	(0.1)

	0.9	0.6	0.9	0.6
Income before income taxes	6.5	9.4	6.6	7.9
Provision for income taxes	(2.6)	(3.6)	(2.3)	(3.0)

Net income	3.9%	5.8%	4.3%	4.9%

Three Months Ended June 28, 2003 and June 29, 2002

     Revenues. Revenues for the three months ended June 28, 2003 were $22.1 million compared with $18.5 million for the three months ended June 29, 2002, an increase of $3.6 million, or 19.4%. The $3.6 million increase for the quarter was due primarily to an increase of $2.7 million in revenues from sales to manufacturers of flash memory devices and an increase of $1.5 million in revenues from sales to DRAM manufacturers, offset in part by a reduction of $292,000 in revenues generated from sales to flipchip logic manufacturers and by a decrease of $325,000 in other revenues.

     The majority of revenues for the three months ended June 28, 2003 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices for the three months ended June 28, 2003 accounted for $13.8 million of revenues compared to $12.4 million for the three months ended June 29, 2002, an increase of 11.3%. The increase in revenues from DRAM manufacturers was driven by an increased demand for wafer probe cards, as our customers began transitioning to 512 megabit devices, 110 nanometer technology and 300 mm wafer sizes.

     Increased design wins at manufacturers of flash memory devices increased our revenues in the market segment for the three months ended June 28, 2003 compared to the three months ended June 29, 2002. Revenues generated from sales to flash memory device manufacturers for the three months ended June 28, 2003 were $4.0 million compared with $1.2 million for the three months ended June 29, 2002.

     Revenues by geographic region for the three months ended June 28, 2003 as a percentage of revenues were 64.8% in North America, 13.1% in Europe, 14.0% in Asia Pacific and 8.1% in Japan. Revenues by geographic region for the three months ended June 29, 2002 as a percentage of revenues were 47.2% in North America, 14.3% in Europe, 32.0% in Asia Pacific and 6.5% in Japan. Revenues for North America include shipments to Asia Pacific customers through their North American subsidiaries. For the three months ended June 28, 2003 revenues for all geographic regions, except Asia Pacific, increased due to strong demand for our product. Revenues for Asia Pacific declined due to decreased demand from one distributor serving this area.

     The following customers accounted for more than 10% of our revenues for the three months ended June 29, 2002 and June 28, 2003:

	Three Months Ended

	June 29, 2002	June 28, 2003

Intel Corporation	27.0%	27.8%
Samsung	*	22.8
Infineon Technologies AG	14.0	13.1
Spirox Corporation	29.8	10.4

* Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 48.1% for the three months ended June 28, 2003 compared with 49.1% for the three months ended June 29, 2002. The decrease in gross margin percentage for the second quarter of fiscal 2003 was primarily due to an increase in manufacturing fixed cost and a change in product mix. We increased our manufacturing fixed cost in response to a positive demand for our product and continued design wins. This investment, primarily in headcount, has been essential to convert our operations to a 7x24 manufacturing model, which allows us to further increase our capacity, but also supports the first steps in establishing the required engineering base to transfer manufacturing processes into our new production facility.

     Research and Development. Research and development expenses increased to $3.8 million, or 17.3% of revenues, for the three months ended June 28, 2003 compared to $3.6 million, or 19.3% of revenues, for the three months ended June 29, 2002. The increase in absolute dollars is mainly due to increased personnel and material related costs associated with an increase in product development activities in the second quarter of fiscal 2003. Through the three month period ended June 28, 2003, we continued our development of fine pitch memory and logic products, advanced MicroSpring interconnect technology and new manufacturing process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $4.5 million, or 20.3% of revenues for the three months ended June 28, 2003 compared to $4.2 million, or 22.5% of revenues, for the three months ended June 29, 2002. The increase in absolute dollars was mainly due to higher sales and marketing spending, in line with higher revenues and new product introductions and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income, net for the three months ended June 28, 2003 was $131,000 compared with $164,000 for the three months ended June 29, 2002 reflecting lower interest income due to primarily lower average interest rates.

     Provision for Income Taxes. Provision for income taxes was $789,000 for the three months ended June 28, 2003 compared to $485,000 for the three months ended June 29, 2002. The increase was mainly due to higher income before taxes. Our tax rate for the three months ended June 28, 2003 was 38%, down from 40% for the three months ended June 29, 2002.

Six Months Ended June 28, 2003 and June 29, 2002

     Revenues. Revenues for the six months ended June 28, 2003 were $40.8 million compared with $35.8 million for the six months ended June 29, 2002, an increase of $5.0 million, or 14.0%. The $5.0 million increase for the first half of fiscal 2003 was due primarily to an increase of $4.3 million in revenues from manufacturers of flash memory devices, an increase of $163,417 in revenues from sales to manufacturers of flipchip logic devices and an increase of $942,000 in revenues from sales to DRAM manufacturers, offset by a decrease of $415,000 in other revenues.

     The majority of revenues for the six months ended June 28, 2003 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of probe cards to test DRAM devices for the six months ended June 28, 2003 accounted for $24.8 million of revenues compared to $23.8 million for the six months ended June 29, 2002, an increase of 4.2%. Sales of probe cards to test DRAM devices benefited from certain DRAM manufacturers transitioning to 512 megabit devices, the transition to 110 nanometer technology and 300 mm wafer sizes.

     Revenues from flash memory devices increased for the six months ended June 28, 2003 compared to the six months ended June 29, 2002 due primarily to increased design wins at manufacturers of flash memory devices. Revenues generated from sales to flash memory device manufacturers for the six months ended June 28, 2003 were $7.1 million compared with $2.9 million for the six months ended June 29, 2002.

     Revenues by geographic region for the six months ended June 28, 2003 as a percentage of revenues were 59.1% in North America, 11.1% in Europe, 18.5% in Asia Pacific and 11.3% in Japan. Revenues by geographic region for the six months ended June 29, 2002 as a percentage of revenues were 56.5% in North America, 15.0% in Europe, 22.8% in Asia Pacific and 5.7% in Japan. Revenues for North America include shipments to Asia Pacific customers through their North American subsidiaries. For the six months ended June 28, 2003 revenues for all geographic regions, except Europe and Asia Pacific, increased due to strong demand for our product. The increase in revenues in North America was due primarily to increased sales to manufacturers of flash memory and chipset devices. Revenues for Asia Pacific declined due to decreased demand from one distributor serving this area. Revenues for Europe declined due to decreased revenues from a manufacturer of DRAM devices.

     The following customers accounted for more than 10% of our revenues for the six months ended June 29, 2002 and June 28, 2003:

	Six Months Ended

	June 29, 2002	June 28, 2003

Intel Corporation	28.5%	32.5%
Samsung	*	14.8
Infineon Technologies AG	17.7	11.6
Spirox Corporation	21.6	14.2
Micron Technologies Inc.	12.8	*

*  Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 47.8% for the six months ended June 28, 2003 compared with 48.9% for the six months ended June 29, 2002. The decrease in gross margin percentage for the first six months of fiscal 2003 was primarily due to increased investment in quality systems, processes and procedures and the cost of increased capacity, partially offset by reductions in the cost of materials. We increased our manufacturing fixed cost in response to a positive demand for our product and continued design wins. This investment, primarily in headcount, has been essential to convert our operations to a 7x24 manufacturing model, which allows us to further increase our capacity, but also supports the first steps in establishing the required engineering base to transfer manufacturing processes into our new production facility.

     Research and Development. Research and development expenses increased to $7.4 million, or 18.1% of revenues, for the six months ended June 28, 2003 compared to $6.8 million, or 19.1% of revenues, for the six months ended June 29, 2002. The increase in absolute dollars is mainly due to increased personnel costs reflecting our commitment to the development of new products and technologies. Through the six month period ended June 28, 2003, we continued our development of fine pitch memory and logic products, advanced MicroSpring interconnect technology and new manufacturing process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $8.5 million for the six months ended June 28, 2003 compared to $8.2 million for the six months ended June 29, 2002. Selling, general and administrative expenses as a percentage of net sales were 20.8% and 22.8% for the first six months of 2003 and 2002, respectively. The increase in absolute dollars was mainly due to higher sales and marketing spending, in line with higher revenues and new product introductions and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income, net for the six months ended June 28, 2003 was $260,000 for the six months ended June 28, 2003 compared to $319,000 for the six months ended June 29, 2002, reflecting lower interest income due to primarily lower average interest rates.

     Provision for Income Taxes. Provision for income taxes was $1.2 million for the six months ended June 28, 2003 compared to $817,000 for the six months ended June 29, 2002. The increase was mainly due to higher income before taxes.

Critical Accounting Policies and Estimates

     For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Form S-1 (Registration No. 333-86738) filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since March 29, 2003.

Liquidity and Capital Resources

     As of June 28, 2003, we had $122.4 million in cash, cash equivalents and short-term and long-term investments, compared with $32.6 million as of June 29, 2002. During the second quarter of fiscal 2003, we increased our cash, cash equivalents and investments from $34.8 million at March 29, 2003 to $122.4 million at June 28, 2003. On June 11, 2003 we completed our initial public offering of 6,000,000 shares of our common stock for net proceeds of approximately $82.2 million.

     Net cash provided by operating activities was $2.9 million for the six months ended June 28, 2003 compared with net cash provided by operating activities of $5.8 million for the six months ended June 29, 2002. The decrease is due primarily to an increase in working capital for the six months ended June 28, 2003. Accounts receivable increased by $168,000 for the six months ended June 28, 2003 due to increased revenues for the six months ended June 28, 2003. For the six months ended June 28, 2003, inventories increased by $3.4 million due to an increase in raw materials resulting from higher complexity products as well as an increase in work-in-process to support revenue growth. Accrued liabilities decreased from $7.7 million in fiscal 2002 to $6.7 million for the six months ended June 28, 2003 due primarily to the payment of yearly management bonuses and sales commissions.

     Net cash provided by investing activities was $1.6 million for the six months ended June 28, 2003, compared to $9.4 million used in investing activities for the six months ended June 29, 2002. Capital expenditures were $2.0 million for the six months ended June 28, 2003 and $1.9 million for the six months ended June 29, 2002. These expenditures were partially offset or increased by the net sale or purchase of investments in each of these periods.

     Net cash provided by financing activities was $84.3 million for the six months ended June 28, 2003 compared with net cash provided by financing activities of $1.1 million for the six months ended June 29, 2002. On June 11, 2003 we completed our initial public offering of 6,000,000 shares of our common stock. The sale of shares of common stock by us, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters resulted in aggregate gross proceeds of approximately $91.1 million, approximately $6.4 million of which we applied to underwriting discounts and approximately $2.5 million of which we applied to related costs. As a result, we received approximately $82.2 million of the offering proceed. We invested the net proceeds in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures, including capital expenditures related to the completion of our new headquarters and manufacturing facility. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or establishing joint ventures.

     In March 2001, we entered into a financing agreement with a financial institution which provided for total borrowings up to $16.0 million. The terms of the agreement provide for a revolving line of credit, up to the commitment amount of $12.0 million for working capital requirements and the issuance of letters of credit, an equipment line of credit, which provides borrowings up to $2.0 million, and a term loan of $2.0 million, to be used only to consolidate and refund other existing long-term debt. In February 2003, the agreement was amended to increase the line of credit to $16.0 million. In April 2003, we borrowed funds under the line of credit to pay down the amounts outstanding under the expiring term loan and equipment line of credit. On June 28, 2003, we had the following amounts available and amounts drawn under this amended agreement (in thousands):

			Outstanding	Amount Available
	Commitment	Amount	Principal	for Future
	Amount	Drawn	Amounts	Borrowing

Comerica Bank line of credit	$16,000	$1,375	$1,375	$14,625

     Borrowings under the amended agreement accrue interest based on either the Comerica Bank prime rate or the LIBOR rate plus 2%. We have no debt obligations that have not been recorded in our condensed consolidated financial statements.

     The financial covenants in the amended agreement require us to maintain cash and cash equivalents of a minimum of $3.0 million, limit capital expenditures to a maximum of $30.0 million per fiscal year, and provide specific levels of profitability which we must achieve. As of June 28, 2003, we had complied with these and all other covenants in the amended agreement.

     Although cash requirements will fluctuate based on the timing and extent of many factors, we believe that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities, will be sufficient to satisfy our liquidity requirements for the next 12 months.

Recent Accounting Pronouncements

     In April 2003, FASB Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. We do not believe that the adoption of SFAS No. 149 will have a material impact on our financial position or on our results of operations.

     In May 2003, FASB Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial position or on our results of operations.

Risks That May Affect Future Results

     You should carefully consider the following risk factors, as well as the other information in this quarterly report on Form 10-Q, in evaluating FormFactor and our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock would likely decline and you might lose all or part of your investment in our common stock. The risks described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

     Our operating results are likely to fluctuate, which could cause us to miss expectations about these results and cause the trading price of our common stock to decline.

     Our operating results are likely to fluctuate. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

•	customer demand for our products;

•	our ability to deliver reliable, cost-effective products in a timely manner;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of new product introductions and new technologies by our competitors and us;

•	our product and customer sales mix and geographical sales mix;

•	changes in the level of our operating expenses needed to support our anticipated growth;

•	a reduction in the price or the profitability of our products;

•	changes in our production capacity or the availability or the cost of components and materials;

•	our ability to bring new products into volume production efficiently;

•	the timing of and return on our investments in research and development;

•	our ability to collect accounts receivable;

•	seasonality, principally due to our customers’ purchasing cycles; and

•	market conditions in our industry, the semiconductor industry and the economy as a whole.

The occurrence of one or more of these factors might cause our operating results to vary widely. As a result, we believe that you should not rely on period-to-period comparisons of our financial results as an indication of our future performance. If our revenues or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

     Cyclicality in the semiconductor industry historically has affected our sales and might do so in the future, and as a result we could experience reduced revenues or operating results.

     The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the three months ended September 29, 2001 declined by 25.5% compared to our revenues in the three months ended June 30, 2001, and our revenues in the three months ended March 29, 2003 declined by 15.7% compared to our revenues in the three months ended December 28, 2002. Our business depends heavily upon the development of new semiconductors and semiconductor designs, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience operating losses.

     If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

     We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Exemplary are the demands for technological research and development driven by semiconductor manufacturers’ transition to 110 nanometer and 90 nanometer technology nodes, to 512 megabit density devices and to DDRII architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product development and introduction on a timely basis require that we:

•	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

•	transition our products to new manufacturing technologies;

•	identify emerging technological trends in our target markets;

•	maintain effective marketing strategies;

•	respond effectively to technological changes or product announcements by others; and

•	adjust to changing market conditions quickly and cost-effectively.

     We must devote significant research and development resources to keep up with the rapidly evolving technologies used in semiconductor manufacturing processes. Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, but we must also rely heavily on the judgment of our management to anticipate future market trends. If we are unable to timely predict industry changes, or if we are unable to modify our products on a timely basis, we might lose customers or market share. In addition, we might not be able to recover our research and development expenditures, which could harm our operating results.

     If semiconductor memory device manufacturers do not continue to convert to 300 mm wafers, our growth could be impeded.

     The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. Some manufacturers have delayed, cancelled or postponed previously announced plans to convert to 300 mm wafer fabrication. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, such as:

•	current and projected chip prices;

•	projected price erosion for the manufacturer’s particular chips;

•	supply and demand issues;

•	overall manufacturing capability within the manufacturer’s target market(s);

•	the availability of funds to the manufacturer;

•	the technology roadmap of the manufacturer; and

•	the price and availability of equipment needed within the 300 mm facility.

     One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose to not publicly disclose, can impact the decision to maintain a 300 mm conversion schedule, to delay the conversion schedule for a period of time, or to cancel the conversion. We have invested significant resources to develop technology that addresses the market for 300 mm wafers. If manufacturers of memory devices delay or discontinue an existing transition to 300 mm wafers, or make the transition more slowly than we currently expect, our growth and profitability could be impeded. In addition, any delay in large-scale adoption of manufacturing based upon 300 mm wafers would provide time for other companies to develop and market products that compete with ours, which could harm our competitive position.

     We are subject to general economic and market conditions.

     Our business is subject to the effects of general economic conditions in the United States and worldwide, and to market conditions in the semiconductor industry in particular. For example, in fiscal 2001, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending by semiconductor manufacturers. These adverse conditions resulted in a decrease in the demand for semiconductors and products using semiconductors, and in a sharp reduction in the development of new semiconductors and semiconductor designs. As a result, we experienced a decrease in the demand for our wafer probe cards. If the economic conditions in the United States and worldwide do not improve, or if they worsen from current levels, we could experience material negative effects on our business.

     We depend upon the sale of our wafer probe cards for substantially all of our revenues, and a downturn in demand for our products could have a more disproportionate impact on our revenues than if we derived revenues from a more diversified product offering.

     Historically, we have derived substantially all of our revenues from the sale of our wafer probe cards. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our wafer probe cards. Large-scale market adoption depends upon our ability to increase customer awareness of the benefits of our wafer probe cards and to prove their reliability, ability to increase yields and cost effectiveness. We may be unable to sell our wafer probe cards to certain potential customers unless those customers change their device test strategies, change their wafer probe card and capital equipment buying strategies, or change or upgrade their existing test equipment. We might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if the existing conditions in the semiconductor market continue or deteriorate or if the market enters into another downturn in the future. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

     If demand for our products in the memory device and logic markets declines or fails to grow as we anticipate, our revenues could decline.

     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of memory devices and flipchip logic devices. In the three and six months ended June 28, 2003, sales to manufacturers of DRAM devices accounted for 62.6% and 60.7%, respectively, of our revenues, sales to manufacturers of flipchip logic devices accounted for 18.7% and 21.1%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 17.9% and 17.5%, respectively, of our revenues. For fiscal 2002, sales to manufacturers of DRAM devices accounted for 69.6% of our revenues, sales to manufacturers of flipchip logic devices accounted for 17.4% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.7% of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

     A substantial portion of these semiconductor devices is sold to manufacturers of personal computers and computer-related products. The personal computer market has historically been characterized by significant fluctuations in demand and continuous efforts to reduce costs, which in turn have affected the demand for and price of DRAM devices and microprocessors. The personal computer market might not grow in the future at historical rates or at all and design activity in the personal computer market might decrease, which could negatively affect our revenues and operating results.

     The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be harmed.

     The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Cascade Microtech, Inc., ESJ Corporation, Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., MicroProbe, Inc., NanoNexus Inc., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards. The wafer probe card market has historically been fragmented with many local suppliers serving individual customers. However, recent consolidation has reduced the number of competitors. For example, in late 2000, Kulicke and Soffa Industries, Inc. acquired Probe Technology Corporation and Cerprobe Corporation. These and other combinations might result in a competitor gaining a significant advantage over us by enabling it to expand its product offerings and service capabilities to meet a broader range of customer needs.

     We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three months and six months ended June 28, 2003, four customers accounted for 74.1% and 73.1% of our revenues, respectively. In fiscal 2002, four customers accounted for 77.2% of our revenues. Our ten largest customers accounted for 97.6% of our revenues in the three months ended June 28, 2003, 97.2% of our revenues in the six months ended June 28,

2003 and 97.4% of our revenues in fiscal 2002. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

     If our relationships with our customers and companies that manufacture semiconductor test equipment deteriorate, our product development activities could be harmed.

     The success of our product development efforts depends upon our ability to anticipate market trends and to collaborate closely with our customers and with companies that manufacture semiconductor test equipment. Our relationships with these customers and companies provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improve our ability to customize our products to fulfill their needs. Our relationships with test equipment companies are important to us because test equipment companies can design our wafer probe cards into their equipment and provide us with the insight into their product plans that allows us to offer wafer probe cards for use with their products when they are introduced to the market. Our relationships with our customers and test equipment companies could deteriorate if they:

•	become concerned about our ability to protect their intellectual property;

•	develop their own solutions to address the need for testing improvement;

•	regard us as a competitor;

•	establish relationships with others in our industry; or

•	attempt to restrict our ability to enter into relationships with their competitors.

     Many of our customers and the test equipment companies we work with are large companies. The consequences of a deterioration in our relationship with any of these companies could be exacerbated due to the significant influence these companies can exert in our markets. If our current relationships with our customers and test equipment companies deteriorate, or if we are unable to develop similar collaborative relationships with important customers and test equipment companies in the future, our long-term ability to produce commercially successful products could be impaired.

     Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenues in any quarter are substantially dependent upon customer orders received and fulfilled in that quarter.

     Our revenues are difficult to forecast because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a majority of our revenues in any quarter depends upon customer orders for our wafer probe cards that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenues and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to our expectations could hurt our operating results.

     We rely upon a distributor for a substantial portion of our revenues, and a disruption in our relationship with our distributor could have a negative impact on our revenues.

     We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 10.4% of our revenues in the three months ended June 28, 2003, 14.2% of our revenues in the six months ended June 28, 2003 and 20.9% of our revenues in fiscal 2002. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

     If our relationships with our independent sales representatives change, our business could be harmed.

     We currently rely on independent sales representatives to assist us in the sale of our products in various geographic regions. If we make the business decision to terminate or modify our relationships with one or more of our independent sales representatives, or if an independent sales representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales to existing customers and fail to obtain new customers.

     If semiconductor manufacturers do not migrate elements of final test to wafer probe test, market acceptance of other applications of our technology could be delayed.

     We intend to work with our customers to migrate elements of final test from the device level to the wafer level. This migration will involve a change in semiconductor test strategies from concentrating final test at the individual device level to increasing the amount of test at the wafer level. Semiconductor manufacturers typically take time to qualify new strategies that affect their testing operations. As a result, general acceptance of wafer-level final test might not occur in the near term or at all. In addition, semiconductor manufacturers might not accept and use wafer-level final test in a way that uses our technology. If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed.

     Changes in test strategies, equipment and processes could cause us to lose revenues.

     The demand for wafer probe cards depends in large part upon the number of semiconductor designs and the overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself. As test programs become increasingly effective and test throughput increases, the number of wafer probe cards required to test a given volume of devices declines. Therefore, advances in test processes could cause us to lose sales.

     If semiconductor manufacturers implement chip designs that include built-in self-test capabilities, or similar functions or methodologies that increase test throughput, it could negatively impact our sales or the migration of elements of final test to the wafer level. Additionally, if new chip designs or types of chips are implemented that require less, or even no, test using wafer probe cards, our revenues could be impacted. Further, if new chip designs are implemented which we are unable to test, or which we are unable to test efficiently and provide our customers with an acceptably low overall cost of test, our revenues could be negatively impacted.

     We incur significant research and development expenses in conjunction with the introduction of new product platforms. Often, we time our product introductions to the introduction of new test equipment platforms. Because our customers require both test equipment and wafer probe cards, any delay or disruption of the introduction of new test equipment platforms would negatively affect our growth.

     We manufacture all of our products at a single facility, and any disruption in the operations of that facility could adversely impact our business and operating results.

     Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture all of our wafer probe cards at one facility located in Livermore, California. Any disruption in the operation of that facility, whether due to technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the recent energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of supply.

     The transition to our new manufacturing facilities could cause a decline in our operating results.

     We plan to move our manufacturing operations into a new facility in Livermore in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would cause a decline in our operating results.

     If we are unable to manufacture our products efficiently, our operating results could suffer.

     We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes us to design and produce our products. We will incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could negatively impact our gross margin. We could experience manufacturing delays and inefficiencies as we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products increases, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. In the past, we have experienced difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

     If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.

     Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers’ volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers’ relatively short cycle time requirements. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed. If we are unable to meet a customer’s schedule for wafer probe cards for a particular design, our customer might purchase wafer probe cards from a competitor and we might lose sales.

     We obtain some of the components and materials we use in our products from a single or sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

     We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a single or sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. Our customers and we would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

     Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.

     The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, the presence of contaminants in our plating baths has caused a decrease in our manufacturing yields or has resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

•	cause lower than anticipated yields and lengthening of delivery schedules;

•	cause delays in product shipments;

•	cause delays in new product introductions;

•	cause us to incur warranty expenses;

•	result in increased costs and diversion of development resources;

•	cause us to incur increased charges due to unusable inventory;

•	require design modifications; or

•	decrease market acceptance or customer satisfaction with these products.

The occurrence of any one or more of these events could hurt our operating results.

     In addition, if any of our products fails to meet specifications or has reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns or warranty costs and the loss of existing customers or the failure to attract new customers. Our customers use our products with test equipment and software in their manufacturing facilities. Our products must be compatible with the customers’ equipment and software to form an integrated system. If the system does not function properly, we could be required to provide field application engineers to locate the problem, which can take time and resources. If the problem relates to our wafer probe cards, we might have to invest significant capital, manufacturing capacity and other resources to correct it. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

     If we fail to forecast demand for our products accurately, we could incur inventory losses.

     Each semiconductor chip design requires a custom wafer probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers’ short delivery time requirements, we often design, and at times produce, our products in anticipation of demand for our products rather than in response to an order. Due to the uncertainty inherent in forecasts, we are and expect to continue to be subject to inventory risk. If we do not obtain orders as we anticipate, we could have excess inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs.

     If we fail to effectively manage our regional service centers, our business might be harmed.

     In 2002, we opened a regional repair and service center in Seoul, South Korea, and in 2003, we opened a regional repair and service center in Dresden, Germany. These regional service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our regional service centers, or if the work undertaken in the regional service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

     If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

     Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and plan to move our corporate headquarters and manufacturing operations into this facility in 2004. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our officers have limited experience in managing large or rapidly growing businesses. In addition, the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.

     If we fail to attract and retain qualified personnel, our business might be harmed.

     Our future success depends largely upon the continued service of our key management, technical, and sales and marketing personnel, and on our continued ability to hire, integrate and retain qualified individuals, particularly engineers and sales and marketing personnel in order to increase market awareness of our products and to increase revenues. For example, in the future, we might need technical personnel experienced in competencies that we do not currently have or require. Competition for these employees may be intense, and we might not be successful in attracting or retaining these personnel. The loss of any key employee, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. All of our key personnel in the United States are employees at-will. We have no employment contracts with any of our personnel in the United States.

     We may make acquisitions, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

     While we have made no acquisitions of businesses, products or technologies in the past, we may make acquisitions of complementary businesses, products or technologies in the future. Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, and might not be successful. Future acquisitions could divert our management’s attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

     As part of our sales process, we could incur substantial sales and engineering expenses that do not result in revenues, which would harm our operating results.

     Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that our customers require to evaluate and qualify our wafer probe cards is typically between three and 12 months and sometimes longer. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our wafer probe cards and developing wafer probe cards customized to the potential customer’s needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer. For example, many semiconductor designs never reach production, including designs for which we have expended design effort and expense. In addition, prospective customers might decide not to use our wafer probe cards. The length of time that it takes for the evaluation process and for us to make a sale depends upon many factors including:

•	the efforts of our sales force and our distributor and independent sales representatives;

•	the complexity of the customer’s fabrication processes;

•	the internal technical capabilities of the customer; and

•	the customer’s budgetary constraints and, in particular, the customer’s ability to devote resources to the evaluation process.

     In addition, product purchases are frequently subject to delays, particularly with respect to large customers for which our products may represent a small percentage of their overall purchases. As a result, our sales cycles are unpredictable. If we incur substantial sales and engineering expenses without generating revenues, our operating results could be harmed.

     From time to time, we might be subject to claims of infringement of other parties’ proprietary rights, or to claims that our intellectual property rights are invalid or unenforceable, which could result in significant expense and loss of intellectual property rights.

     In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from

Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002 inquiring about our interest in acquiring a license to IBM patents and technology related to high density integrated probes. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

     If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

     If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. As a result, our competitors might offer similar products and we might not be able to compete successfully. We also cannot assure that:

•	our means of protecting our proprietary rights will be adequate;

•	patents will be issued from our currently pending or future applications;

•	our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

•	any patent, trademark or other intellectual property right that we own will not be invalidated, circumvented or challenged in the United States or foreign countries; or

•	others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent or other intellectual property rights that we own.

     We might be required to spend significant resources to monitor and protect our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

     Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

     We are subject to various and frequently changing U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. For instance, in May 2003, we received a Notice of Violation from the Bay Area Air Quality Management District regarding our record keeping relating to our usage of wipe cleaning solvent. Although we introduced corrective action to prevent any continued or recurrent record keeping violation, we may still be subject to a penalty based upon the unresolved Notice of Violation or required to take further action.

     These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others’ sites or the imposition of new cleanup requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that would have a negative effect on our operating results and cash flow.

     Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 35.2% for the three months ended June 28, 2003, 40.9% for the six months ended June 28, 2003 and 44.4% for fiscal 2002. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

•	compliance with a wide variety of foreign laws and regulations;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	difficulties in staffing and managing personnel, distributors and representatives;

•	reduced protection for intellectual property rights in some countries;

•	currency exchange rate fluctuations, which could affect the value of our assets denominated in local currency, as well as the price of our products relative to locally produced products;

•	seasonal fluctuations in purchasing patterns in other countries; and

•	fluctuations in freight rates and transportation disruptions.

     Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.

     The outbreak of SARS in the Asia Pacific region and its continued spread could harm sales of our products.

     The outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on our business, although we do not have any employees located in any of those countries. Our business may be impacted by a number of SARS-related factors, including, but not limited to, disruptions in the operations of our customers and their partners, reduced sales in certain end-markets, such as DRAM devices, and increased costs to conduct our business abroad. If the number of cases of SARS rises or spreads to other areas, including the United States, our sales could potentially be harmed.

     We might require additional capital to support business growth, and such capital might not be available.

     We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financing to secure additional funds. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

     Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

     We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

     Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

     The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

     The trading price of our common stock is likely to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

     The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

•	market conditions in our industry, the industries of our customers and the economy as a whole.

     In addition, if the market for technology stocks or the stock market in general experiences continued or greater loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

     If securities analysts do not publish research or reports about our business, our stock price could decline.

     The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

     The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

     Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own more than a majority of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. As a result, corporate actions might be taken even if other stockholders, including you, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

     Our management has broad discretion over the use of the proceeds from our initial public offering and might not apply the proceeds of our initial public offering in ways that enhance our results of operations.

     Our management has broad discretion to use the net proceeds from our initial public offering. We intend to use a portion of the net proceeds from our initial public offering for leasehold improvements at our new corporate headquarters and manufacturing facility. Although we expect our management to use the remaining net proceeds from this offering for general corporate purposes, including working capital and for potential strategic investments or acquisitions, we have not allocated these net proceeds for specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

     Future sales of shares by existing stockholders could cause our stock price to decline.

     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up entered into by our stockholders in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our common stock could decline. After the 180-day lock-up period terminates in December 2003, a substantial number of our shares will be eligible for sale in the public market for the first time. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 of the Securities Act and various vesting agreements. In addition, shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. Morgan Stanley & Co. Incorporated, on behalf of the underwriters in our initial public offering, may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements.

     Provisions of our certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those related to our Germany, United Kingdom, Japan and Korea operations, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 28, 2003, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily borrowings under a financing agreement we entered into with Comerica Bank in March 2001. As of June 28, 2003, this facility provided for borrowings up to $16.0 million, of which approximately $14.6 million was available for future borrowings. At June 28, 2003, approximately $1.4 million was outstanding under this facility. The loans bear a variable interest rate based on either the Comerica Bank prime rate or the London Inter Bank Offered Rate, or LIBOR, plus 2.0%. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime or LIBOR rate would have a significant impact on our interest expense.

Item 4. Controls and Procedures

     The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

     During the second quarter of fiscal 2003, there have been no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, we are not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(a)     Not applicable.

(b)     Not applicable.

(c)     During the quarterly period ended June 28, 2003, we issued and sold the following securities that were not registered under the Securities Act of 1933:

          1.     We issued 2,750 shares of common stock to our employees, consultants and other service providers upon exercise of options under our Incentive Option Plan, with exercise prices ranging from $3.25 to $5.50 per share paid in cash.

          2.     We issued 42,191 shares of common stock to one of our employees upon exercise of options under our Management Incentive Option Plan, with an exercise price of $5.50 per share paid in cash.

          3.     We issued 10,000 shares of common stock to one of our employees upon exercise of options under our 1995 Stock Plan, with exercise prices ranging from $0.10 to $0.165 per share paid in cash.

          4.     We issued 51,822 shares of common stock to our employees, consultants and other service providers upon exercise of options under our 1996 Stock Option Plan, with exercise prices ranging from $0.165 to $6.50 per share paid in cash.

          5.     We issued 23,002,626 shares of common stock upon the automatic conversion of 23,002,626 shares of preferred stock in connection with our initial public offering.

          The issuances and sales of securities listed above in items 1, 3 and 4 were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. The issuance and sale of securities listed above in item 2 were determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering. The issuances of securities listed above in item 5 were deemed to be exempt from registration under Section 3(a)(9) of the Securities Act as we exchanged our outstanding preferred stock with our then preferred stockholders without paying any commissions or other remuneration in connection with such exchange.

(d)       The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on June 11, 2003. Under this registration statement, we registered 6,900,000 shares of our common stock, including 900,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $96.6 million. FormFactor registered 6,505,305 of these shares on its behalf and 394,695 of these shares on behalf of certain stockholders of FormFactor, including a director and officers of FormFactor.

     Our initial public offering commenced on June 12, 2003 and all of the shares of our common stock that we registered on our behalf and on behalf of the selling stockholders were sold for the aggregate public offering price of $96.6 million through an underwriting syndicate managed by Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Banc of America Securities LLC and Thomas Weisel Partners LLC. This offering terminated after the sale of all of the shares of our common stock that we registered under our registration statement on Form S-1.

     The sale of shares of common stock by FormFactor, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $91.1 million, approximately $6.4 million of which we applied to underwriting discounts and commissions and approximately $2.5 million of which we applied to related costs. As a result, FormFactor received approximately $82.2 million of the offering proceeds.

     The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $5.5 million, approximately $2.7 million of which the selling stockholders paid to FormFactor to repay loans from FormFactor and approximately $387,000 of which the selling stockholders applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $2.4 million of the offering proceeds.

     As of June 28, 2003 we invested the net proceeds of the offering in short-term, investment-grade, interest bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     The following exhibits are filed herewith:

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended June 28, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

August 12, 2003	By:	/s/ Jens Meyerhoff

Jens Meyerhoff Chief Financial Officer and Senior Vice President of Operations (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.