Form 10-Q
period 2003-09-27
FORMFACTOR INC
filed 2003-11-12
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

(x)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

Or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-50307

FORMFACTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3711155 (I.R.S. Employer Identification No.)

2140 Research Drive, Livermore, California 94550
(Address of principal executive offices, including zip code)

(925) 294-4300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2003 was 34,289,765 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended September 27, 2003
Index

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share date)
(unaudited)

	Three Months Ended		Nine Months Ended

	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Revenues	$20,729	$26,076	$56,527	$66,839
Cost of revenues(1)	10,259	13,213	28,540	34,482

Gross margin	10,470	12,863	27,987	32,357

Operating expenses:
Research and development(1)	3,828	3,966	10,656	11,322
Selling, general and administrative(1)	4,265	4,980	12,429	13,471
Stock-based compensation	283	396	750	1,100

Total operating expenses	8,376	9,342	23,835	25,893

Operating income	2,094	3,521	4,152	6,464
Interest income	182	289	570	625
Interest expense	(11)	(11)	(59)	(38)
Other income (expense), net	(86)	242	(107)	193

	85	520	404	780
Income before income taxes	2,179	4,041	4,556	7,244
Benefit (provision) for income taxes	5,031	(1,536)	4,214	(2,753)

Net income	$7,210	$2,505	$8,770	$4,491

Net income per share:
Basic	$1.61	$0.07	$1.98	$0.27

Diluted	$0.24	$0.07	$0.30	$0.14

Weighted-average number of shares used in per share calculations:
Basic	4,478	34,117	4,436	16,669

Diluted	29,575	37,905	29,287	32,932

(1) Amounts exclude stock-based compensation expense, as follows:

Cost of revenues	$49	$59	$112	$165
Research and development	88	123	136	341
Selling, general and administrative	146	214	502	594

Total	$283	$396	$750	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	December 28,	September 27,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$26,786	$95,561
Short-term marketable securities	7,557	5,523
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	11,986	15,941
Inventories, net	4,230	7,558
Deferred tax assets	2,571	2,571
Prepaid expenses and other current assets	3,463	2,628

Total current assets	56,593	129,782
Restricted cash	2,835	2,550
Long-term marketable securities	—	17,943
Property and equipment, net	16,538	18,467
Deferred tax assets	1,068	1,068
Other assets	484	444

Total assets	$77,518	$170,254

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$375	$—
Notes payable, current portion	500	—
Accounts payable	6,712	8,766
Accrued liabilities	7,677	9,337
Deferred revenue	793	1,214

Total current liabilities	16,057	19,317
Notes payable, less current portion	625	—
Deferred revenue	672	493

Total liabilities	17,354	19,810

Redeemable convertible preferred stock	64,895	—
Redeemable convertible preferred stock warrants	306	—

	65,201	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value	—	—
Common stock, $0.001 par value	5	34
Additional paid-in capital	20,064	168,698
Notes receivable from stockholders	(3,447)	(1,389)
Deferred stock-based compensation, net	(12,294)	(12,007)
Accumulated other comprehensive loss	—	(18)
Accumulated deficit	(9,365)	(4,874)

Total stockholders’ equity (deficit)	(5,037)	150,444

Total liabilities, redeemable convertible preferred stock and stockholders’equity (deficit)	$77,518	$170,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended

	September 28, 2002	September 27, 2003

Cash flows from operating activities:
Net income	$8,770	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,775	3,834
Stock-based compensation expense	750	1,100
Common stock issued for services provided	57	—
Deferred tax assets	(4,478)	—
Interest income from stockholders’ notes receivable	(187)	(145)
Provision for doubtful accounts	44	(150)
Provision for excess and obsolete inventories	1,293	2,531
Loss on disposal of property and equipment	322	10
Changes in assets and liabilities:
Accounts receivable	(993)	(3,796)
Inventories	(2,479)	(5,860)
Prepaid and other current assets	(1,419)	1,003
Accounts payable	691	2,040
Accrued liabilities	251	1,586
Deferred revenues	263	241

Net cash provided by operating activities	6,660	6,885

Cash flows from investing activities:
Acquisition of property and equipment	(3,037)	(5,728)
Purchase of marketable securities	(20,296)	(84,567)
Proceeds from maturities of marketable securities	14,279	68,658
Restricted cash	(2,835)	285
Other assets	67	11

Net cash used in investing activities	(11,822)	(21,341)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,059	82,846
Repayment of notes receivable from stockholders	26	2,058
Repurchase of common stock	—	(200)
Proceeds from issuance of bank line of credit	375	1,000
Repayment of notes payable	(477)	(1,125)
Repayment of bank line of credit	—	(1,375)

Net cash provided by financing activities	983	83,204

Effect of exchange rate changes on cash and cash equivalents	—	27
Net increase (decrease) in cash and cash equivalents	(4,179)	68,775
Cash and cash equivalents, beginning of the period	20,565	26,786

Cash and cash equivalents, end of the period	$16,386	$95,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003, or for any other period. The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 28, 2002 included in the Company’s final prospectus dated June 11, 2003 for its initial public offering and final prospectus dated November 4, 2003 for its follow-on public offering filed with the Securities and Exchange Commission.

NOTE 2 – Initial Public Offering

     The Securities and Exchange Commission declared the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Under this registration statement, the Company registered 6,900,000 shares of its common stock, including 900,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $96,600,000. The Company registered 6,505,305 of these shares on its behalf and 394,695 of these shares on behalf of certain stockholders of the Company, including a director and certain officers of the Company.

     On June 17, 2003 the Company completed its initial public offering in which it sold 5,605,305 shares of the Company’s common stock that it registered on its behalf and 394,695 shares on behalf of the selling stockholders. The shares were sold for the aggregate public offering price of $84,000,000. The underwriters exercised their over-allotment option to purchase 900,000 shares on June 20, 2003 and in connection with the option’s exercise, the Company sold 900,000 shares for the aggregate public offering price of $12,600,000. The sale of shares of common stock by the Company, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $91,100,000, approximately $6,400,000 of which the Company applied to underwriting discounts and commissions and approximately $2,500,000 of which the Company applied to related costs. As a result, the Company received approximately $82,200,000 of the offering proceeds.

     The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $5,500,000, approximately $2,700,000 of which the selling stockholders paid to the Company to repay loans from the Company and approximately $387,000 of which the selling stockholders applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $2,400,000 of the offering proceeds.

NOTE 3 – Significant Accounting Policies

     The Company’s significant accounting policies are disclosed in the Company’s final prospectus dated June 11, 2003 for its initial public offering and final prospectus dated November 4, 2003 for its follow-on public offering filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three and nine months ended September 27, 2003.

NOTE 4 – Inventories

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on inventory levels and future sales forecasts.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Inventories, net of reserves, consisted of the following (in thousands):

	December 28,	September 27,
	2002	2003

Raw materials	$1,520	$2,694
Work-in-progress	2,319	4,112
Finished goods	391	752

	$4,230	$7,558

NOTE 5 – Warranty

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the nine months ended September 27, 2003 follows (in thousands):

Warranty accrual at December 29, 2002	$679
Accrual for warranties issued during the period	663
Charges against the accrual during the period	(806)

Warranty accrual at September 27, 2003	$536

NOTE 6 – Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS No. 148) which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS No. 148 were effective for fiscal years ended after December 15, 2002. The interim disclosure requirements were effective for interim periods ending after December 15, 2002.

     The Company uses the intrinsic value method of APB Opinion No. 25 (APB No. 25), “Accounting for Stock issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123, as amended by SFAS No. 148.

     Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income and pro forma net income per share, basic and diluted, would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Net income, as reported	$7,210	$2,505	$8,770	$4,491
Add: Stock-based employee compensation expense included in reported net income	283	396	750	1,100
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(610)	(937)	(1,708)	(1,808)

Pro forma net income	$6,883	$1,964	$7,812	$3,783

Net income per share
Basic:
As reported	$1.61	$0.07	$1.98	$0.27

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Pro forma	$1.54	$0.06	$1.76	$0.23

Diluted:
As reported	$0.24	$0.07	$0.30	$0.14

Pro forma	$0.23	$0.05	$0.27	$0.11

     The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering in June 2003, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. The assumptions used are as follows:

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Dividend yield	—	—	—	—
Risk-free interest rate	4.74%	3.37%	4.74%	3.37%
Expected life (in years)	5	5	5	5
Expected volatility	—	67%	—	67%

     Since June 12, 2003, the Company includes an expected volatility factor of 67% in addition to the factors described in the preceding table in determination of the fair value of all options granted. Therefore, the pro forma net income and pro forma net income per share may not be representative for future periods.

     The weighted average estimated fair value of employee stock option grants was $0.91 per share and $11.31 per share for the three months ended September 28, 2002 and September 27, 2003, respectively, and was $1.31 per share and $7.34 per share for the nine months ended September 28, 2002 and September 27, 2003, respectively.

NOTE 7 – Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Numerator:
Net income	$7,210	$2,505	$8,770	$4,491

Denominator:
Weighted-average common stock outstanding	4,707	34,284	4,678	16,800
Less:
Weighted-average shares subject to repurchase	(229)	(167)	(242)	(131)

Weighted-average shares used in computing basic net income per share	4,478	34,117	4,436	16,669
Dilutive potential common shares used in computing diluted net income per share	25,097	3,788	24,851	16,263

Total weighted-average number of shares used in computing diluted net income per share	29,575	37,905	29,287	32,932

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

     The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 27,	September 28,	September 27,
	2002	2003	2002	2003

Options to purchase common stock	—	15	—	1,362
Common stock subject to repurchase	—	—	—	—
Redeemable convertible preferred stock	—	—	—	—
Warrants	46	—	46	—

NOTE 8 – Commitments and Contingencies

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, the Company was not involved in any material legal proceedings.

     In May 2003, the Company received a Notice of Violation from the Bay Area Air Quality Management District regarding its record keeping relating to its usage of wipe cleaning solvent. The Company introduced corrective action to prevent any continued or recurrent record keeping violation. In September 2003, the Company resolved the Notice of Violation with a monetary payment which was not significant.

NOTE 9 – Notes Payable and Bank Line of Credit

     In February 2003, the Company amended and restated its loan and security agreement with Comerica Bank. The Company’s loan and security agreement, as amended and restated, provides a revolving line of credit of up to $16,000,000. Borrowings under the Company’s loan and security agreement accrue interest based on either the Comerica Bank prime rate or the London Inter Bank Offered Rate (“LIBOR”) plus 2%. This agreement expires on October 30, 2004. At September 27, 2003, the Company had no outstanding amounts under this agreement and $16,000,000 was available for future borrowings.

     The Company has no debt obligations that have not been recorded in the condensed consolidated financial statements.

NOTE 10 – Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. The Company must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position or on its results of operations.

     In April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition,

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

provisions of SFAS No. 149 should be applied prospectively. The Company’s adoption of SFAS No. 149, effective July 1, 2003, did not have a material impact on its financial position or on its results of operations.

     In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company’s adoption of SFAS No. 150, effective June 29, 2003, did not have a material impact on its financial position or on its results of operations.

NOTE 11 — Related Party Transaction

     In July 2003, the Company purchased approximately $3,151,000 of manufacturing equipment from a company where one of the members of the Company’s Board of Directors is also an officer of that company. This transaction was negotiated at arms length and the supplier was selected after a comprehensive, competitive bidding process. Approximately $671,000 remains to be paid to the supplier at September 27, 2003 with respect to this equipment purchase.

NOTE 12 — Subsequent Events

Follow-on public offering

     The Securities and Exchange Commission declared the Company’s follow-on registration statement, which the Company filed on Form S-1 (Registration No. 333-109815) under the Securities Act of 1933 in connection with the follow-on public offering of its common stock, effective on November 4, 2003. Under this registration statement, the Company and certain stockholders of the Company offered 5,750,000 shares of the Company’s common stock, including 750,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $149,500,000. The Company registered 2,249,866 of these shares, including the 750,000 shares subject to the underwriters’ over-allotment option, on its behalf and 3,500,134 of these shares on behalf of certain stockholders of the Company, including certain officers of the Company and an officer who is also a director of the Company.

     On November 10, 2003, the Company completed its follow-on offering in which it sold 2,249,866 shares of its common stock and the selling stockholders sold 3,500,134 shares of the Company’s common stock. The sale of shares of common stock by the Company, including the sale of 750,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $58,500,000, approximately $2,600,000 of which the Company applied to underwriting discounts and commissions. As a result, the Company received approximately $55,900,000 of the offering proceeds.

     The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $91,000,000, of which $4,100,000 was applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $86,900,000 of the offering proceeds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning our business strategy, (including anticipated trends or developments in our business and the markets in which we operate, revenues, gross margin, operating expenses, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative or plural of these words and other comparable terminology.

     The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report are based upon information available to us as of the filing date of this quarterly report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risks That May Affect Future Results” and elsewhere in this quarterly report. You should carefully consider the numerous risks and uncertainties described under “Risks That May Affect Future Results.”

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

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

     Revenues. Wafer probe card sales comprise substantially all of our revenues. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly and annual fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

     Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing and sales activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future operations, as well as from the additional costs of being a publicly traded company. As revenues increase, we expect selling, general and administrative expenses to decline as a percentage of revenues.

     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of September 27, 2003, we had an aggregate of $12.0 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $395,000 during the remainder of fiscal 2003; $2.5 million during fiscal 2004; $4.2 million during fiscal 2005; $3.8 million during fiscal 2006 and $1.1 million during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

     Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component and order cancellation costs, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For excess component costs, the estimates are dependent on our expected use of such components and the size of the minimum order quantity imposed by the vendor in relation to our inventory requirements. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2002	September 27, 2003	September 28, 2002	September 27, 2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.5	50.7	50.5	51.6

Gross margin	50.5	49.3	49.5	48.4

Operating expenses:
Research and development	18.5	15.2	18.9	16.9
Selling, general and administrative	20.6	19.1	22.0	20.2
Stock-based compensation	1.3	1.5	1.3	1.6

Total operating expenses	40.4	35.8	42.2	38.7

Operating income	10.1	13.5	7.3	9.7
Interest income	0.9	1.2	1.0	0.9
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense), net	(0.4)	0.9	(0.2)	0.3

	0.4	2.0	0.7	1.1
Income before income taxes	10.5	15.5	8.0	10.8
Benefit (provision) for income taxes	24.3	(5.9)	7.5	(4.1)

Net income	34.8%	9.6%	15.5%	6.7%

Three Months Ended September 27, 2003 and September 28, 2002

     Revenues. Revenues for the three months ended September 27, 2003 were $26.1 million compared with $20.7 million for the three months ended September 28, 2002, an increase of $5.4 million, or 25.8%. The $5.4 million increase for the quarter was due primarily to an increase of $3.9 million in revenues from manufacturers of flash memory devices and an increase of $2.6 million in revenues from sales to microprocessor and chipset manufacturers, partially offset by a reduction of $1.1 million in revenues generated from sales to DRAM manufacturers.

     The majority of revenues for the three months ended September 27, 2003 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $14.0 million, or 53.8% of revenues, for the quarter ended September 27, 2003 compared to $15.1 million, or 72.7% of revenues, for the quarter ended September 28, 2002. The decrease in revenues from DRAM manufacturers was driven primarily by a decreased demand for DDR DRAM wafer probe cards in the three months ended September 27, 2003, as the demand for DDR DRAM wafer probe cards continued to decrease from the peak demand, which resulted from the DDR DRAM tooling cycle, experienced in the second half of 2002. Sales of wafer probe cards to test DRAM devices benefited from the continued transition of DRAM manufacturers to 512 megabit devices, 110 nanometer technology and to 300mm wafer size.

     Continued business momentum and increased design wins at customers that manufacture flash memory devices increased our revenues in the flash memory market for the three months ended September 27, 2003 compared to the three months ended September 28, 2002. Revenues generated from sales to flash memory device manufacturers for the three months ended September 27, 2003 were $7.0 million compared with $3.1 million for the three months ended September 28, 2002.

     Revenues from manufacturers of microprocessor and other flip chip devices increased to $5.0 million for the three months ended September 27, 2003 from $2.4 million for the three months ended September 28, 2002. Customer design wins and the penetration of new customers contributed to the increased revenues. Revenues for the three months ended September 27, 2003 benefited from new product introductions, such as our 175 micron pitch MicroSpring contact technology and MicroForce probing technology solutions for flip chip logic applications.

     Revenues by geographic region for the three months ended September 27, 2003 as a percentage of revenues were 52.3% in North America, 6.1% in Europe, 22.5% in Japan and 19.1% in Asia Pacific. Revenues by geographic region for the three months ended September 28, 2002 as a percentage of revenues were 61.7% in North America, 12.3% in Europe, 19.7% in Asia Pacific and 6.3% in Japan. For the three months ended September 27, 2003, revenues for all geographic regions, except Europe, increased due to strong demand for our product. Revenues in Europe declined due to decreased revenues from a manufacturer of DRAM devices driven by the timing of tooling events at that customer.

     The following customers accounted for more than 10% of our revenues for the three months ended September 28, 2002 or September 27, 2003:

	Three Months Ended

	September 28,	September 27,
	2002	2003

Intel Corporation	24.5%	38.0%
Spirox Corporation	19.4	16.4
Elpida	*	12.3
Samsung Electronics IndustriesCo., Ltd.	16.1	*
Infineon Technologies AG	22.8	*

* Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 49.3% for the three months ended September 27, 2003 compared with 50.5% for the three months ended September 28, 2002. The decrease in gross margin percentage was primarily due to increased investment in production capacity, manufacturing engineering, quality systems and a change in product mix, primarily higher flash revenues. We increased our manufacturing costs in response to continued positive demand for our products. This investment, primarily in headcount, was essential to convert our operations to a 7 day, 24 hour manufacturing shift structure which began in the second quarter of 2003 and was completed in the third quarter of 2003.

     Research and Development. Research and development expenses increased to $4.0 million, or 15.2% of revenues, for the three months ended September 27, 2003 compared to $3.8 million, or 18.5% of revenues, for the three months ended September 28, 2002. The increase in absolute dollars was mainly due to increased personnel costs associated with an increase in our product development activities in the third quarter of fiscal 2003. Through the three month period ended September 27, 2003, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $5.0 million for the three months ended September 27, 2003, or 19.1% of revenues, compared to $4.3 million, or 20.6% of revenues, for the three months ended September 28, 2002. The increase in absolute dollars was mainly due to increased personnel costs, and higher sales and marketing spending, related to higher revenues and new product introductions, and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for the three months ended September 27, 2003 was $520,000 compared with $85,000 for the three months ended September 28, 2002. We generated greater interest income in the third quarter of 2003 resulting from a larger cash and cash equivalents balance throughout the quarter as a result of our initial public offering in the second quarter of 2003. In addition, the increased business in Japan combined with the weaker dollar generated foreign currency gains of $279,000 for the three months ended September 27, 2003 compared to foreign currency losses of $16,000 for the three months ended September 28, 2002.

     Benefit (Provision) for Income Taxes. Provision for income taxes was $1.5 million for the three months ended September 27, 2003 compared to a benefit of $5.0 million for the three months ended September 28, 2002. The $1.5 million provision for the third quarter of 2003 reflected an effective tax rate of 38%. The $5.0 million benefit for the third quarter of 2002 resulted from the release of the valuation allowance against our deferred tax assets in the amount of $5.9 million. The valuation allowance was released because we believed that it was more likely than not that the deferred tax assets would be realized.

Nine Months Ended September 27, 2003 and September 28, 2002

     Revenues. Revenues for the nine months ended September 27, 2003 were $66.8 million compared with $56.5 million for the nine months ended September 28, 2002, an increase of $10.3 million, or 18.2%. The $10.3 million increase for the first nine months of 2003 was due primarily to an increase of $8.1 million in revenues from manufacturers of flash memory devices and an increase of $2.7 million in revenues from manufacturers of microprocessors and chipsets partially offset by a reduction of $418,000 in revenues from sales to manufacturers of other logic devices.

     The majority of revenues for the nine months ended September 27, 2003 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices for the nine months ended September 27, 2003 accounted for $38.8 million, or 58.0% of revenues, compared to $38.9 million, or 68.8% of revenues, for the nine months ended September 28, 2002. An increase in revenues from DDR DRAM device manufacturers was offset by a decreased demand for SDRAM products. Sales of wafer probe cards to test DRAM devices benefited from the continued transition of DRAM manufacturers to 512 megabit devices, to 110 nanometer technology and to 300mm wafer size.

     Revenues generated from sales to flash memory device manufacturers for the nine months ended September 27, 2003 were $14.1 million compared with $6.0 million for the nine months ended September 28, 2002. Revenues from flash memory devices increased for the nine months ended September 27, 2003 compared to the nine months ended September 28, 2002 due primarily to increased design wins at customers that manufacture flash memory devices.

     Revenues from manufacturers of microprocessors and other flip chip devices increased to $13.5 million for the nine months ended September 27, 2003 compared with $10.8 million for the nine months ended September 28, 2002. Revenues for the nine months ended September 27, 2003 benefited from new product introductions, such as our 175 micron pitch MicroSpring contact technology and MicroForce probing technology solutions for flip chip logic applications. These products were introduced in the second quarter of 2003 with production shipments beginning in the quarter ended September 27, 2003.

     Revenues by geographic region for the nine months ended September 27, 2003 as a percentage of revenues were 56.5% in North America, 9.1% in Europe, 18.7% in Asia Pacific and 15.7% in Japan. Revenues by geographic region for the nine months ended September 28, 2002 as a percentage of revenues were 58.4% in North America, 14.0% in Europe, 21.7% in Asia Pacific and 5.9% in Japan. For the nine months ended September 27, 2003, revenues for all geographic regions except Europe increased due to strong demand for our products. Revenues for Europe declined due to decreased revenues from a manufacturer of DRAM devices driven by the timing of tooling events at that customer.

     The following customers accounted for more than 10% of our revenues for the nine months ended September 28, 2002 or September 27, 2003:

	Nine Months Ended

	September 28,	September 27,
	2002	2003

Intel Corporation	27.0%	34.6%
Spirox Corporation	20.8	15.1
Samsung Electronics Industries Co., Ltd.	*	10.8
Infineon Technologies AG	19.9	*
Micron Technologies, Inc.	10.8	*

*Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 48.4% for the nine months ended September 27, 2003 compared with 49.5% for the nine months ended September 28, 2002. The decrease in gross margin percentage was primarily due to increased investment in quality systems, manufacturing processes and procedures and the costs necessary to increase capacity. We increased our manufacturing fixed costs in response to continued positive demand for our products. This investment, primarily in headcount, was essential to convert our operations to a 7 day, 24 hour manufacturing shift structure which began in the second quarter of 2003 and was completed in the third quarter of 2003. This manufacturing structure increased our capacity and supports the first steps in establishing the required staffing levels to transfer our manufacturing processes into our new production facility in 2004.

     Research and Development. Research and development expenses increased to $11.3 million, or 16.9% of revenues, for the nine months ended September 27, 2003 compared to $10.7 million, or 18.9% of revenues, for the nine months ended September 28, 2002. The increase in absolute dollars was primarily due to increased personnel costs for the development of new products and technologies. During the nine months ended September 27, 2003, we continued our development of fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $13.5 million for the nine months ended September 27, 2003 compared to $12.4 million for the nine months ended September 28, 2002. Selling, general and administrative expenses as a percentage of revenues were 20.2% and 22.0% for the first nine months of 2003 and 2002, respectively. The increase in absolute dollars was mainly due to increased personnel costs, higher sales and marketing spending, related to higher revenues and new product introductions, and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income (expense), net for the nine months ended September 27, 2003 was $780,000 compared with $404,000 for the nine months ended September 28, 2002. We generated greater interest income in the first nine months of 2003 due to a larger cash and cash equivalents balance as a result of our initial public offering in the second quarter of 2003. In addition, the increased business in Japan combined with the weaker dollar generated foreign currency gains of $341,000 for the first nine months of fiscal 2003 compared to foreign currency losses of $19,000 for the first nine months of fiscal 2002.

     Benefit (Provision) for Income Taxes. Provision for income taxes was $2.8 million for the nine months ended September 27, 2003 compared to a benefit of $4.2 million for the nine months ended September 28, 2002. The provision for the nine month period ended September 27, 2003 reflected an effective tax rate of 38%. The $4.2 million benefit for the nine month period ended September 28, 2002 resulted from the release of the valuation allowance against our deferred tax assets in the amount of $5.9 million in the third quarter of 2002. The valuation allowance was released because we believed it was more likely than not that the deferred tax assets would be realized.

Critical Accounting Policies and Estimates

     For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Form S-1 registration statements (Registration No. 333-86738 and Registration No. 333-109815) filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since September 27, 2003.

Liquidity and Capital Resources

     As of September 27, 2003, we had $121.6 million in cash, cash equivalents, short-term and long-term investments and restricted cash, compared with $37.2 million as of December 28, 2002. We completed our initial public offering of 6,000,000 shares of our common stock on June 17, 2003 and we subsequently sold an additional 900,000 shares pursuant to the exercise of the underwriters’ over-allotment option. These sales resulted in net proceeds of $82.2 million.

     Net cash provided by operating activities was $6.9 million for the nine months ended September 27, 2003 compared with net cash provided by operating activities of $6.7 million for the nine months ended September 28, 2002. The increase in net cash provided by operations for the nine month period ended September 27, 2003 resulted primarily from an increase in the net income for the nine month period when adjusted for the non-cash adjustments to net income compared to the same nine month period of 2002.

     Accounts receivable increased by $3.8 million for the nine months ended September 27, 2003 due to an increase in worldwide sales and specifically to an increase in sales in Japan, which typically have longer payment terms. For the nine months ended September 27, 2003, inventories increased by $5.9 million due to an increase in raw materials and work-in-process to support revenue growth. Accrued liabilities increased from $7.7 million in fiscal 2002 to $9.3 million for the nine month period ended September 27, 2003 due primarily to the increase in accrued income taxes.

     Net cash used by investing activities was $21.3 million for the nine months ended September 27, 2003, compared to $11.8 million used for investing activities for the nine months ended September 28, 2002. Net cash used by investing activities results primarily from the net purchase of marketable securities in each of these periods. Capital expenditures were $5.7 million for the nine months ended September 27, 2003 and $3.0 million for the nine months ended September 28, 2002. We invested in the expansion of manufacturing facilities as well as in leasehold improvements to our new headquarters and manufacturing facility.

     Net cash provided in financing activities was $83.2 million for the nine months ended September 27, 2003 compared with net cash provided by financing activities of $1.0 million for the nine months ended September 28, 2002. Net cash provided by financing activities was primarily due to the issuance of common stock in the nine months ended September 27, 2003. In June 2003, we completed our initial public offering and raised net proceeds of approximately $82.2 million.

     In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. The total rent obligation over the term of the lease is $21.8 million and is accounted for as an operating lease. Our obligations under our operating leases for fiscal 2003 were approximately $600,000 as of September 27, 2003. We expect to invest approximately $25.0 million in leasehold improvements for our new headquarters and manufacturing facility through the third quarter of 2004. Of this amount, approximately $18.0 million relates to the design and construction of a new manufacturing facility, while the remaining amount relates to the build out and infrastructure of research and development and office space.

     In February 2003, we amended and restated our loan and security agreement with Comerica Bank. Our loan and security agreement, as amended and restated, provides a revolving line of credit of up to $16.0 million. In April 2003, we borrowed funds under the revolving line of credit to pay down the outstanding amounts under the expiring equipment line of credit and term loan under our prior agreement with Comerica. At September 27, 2003, we had no outstanding amounts under this agreement and $16.0 million was available for future borrowings. Borrowings under our loan and security agreement accrue interest based on either the Comerica Bank prime rate or the London Inter Bank Offered Rate, or LIBOR, plus 2.0%. The financial covenants in our agreement require us to maintain cash and cash equivalents of a minimum of $3.0 million, limit capital expenditures to a maximum of $30.0 million per fiscal year, and provide specific levels of profitability which we must achieve. As of September 27, 2003, we had complied with these and all other covenants in our agreement with Comerica Bank. Our loan and security agreement expires on October 30, 2004. We have no debt obligations that have not been recorded in our consolidated financial statements.

     The following table describes our commitments to settle contractual obligations in cash as of September 27, 2003.

	Payments due by Fiscal Year

	2003	2004-2005	2005-2007	After 2008	Total

Operating leases	$792	$4,684	$4,516	$8,463	$18,455

     Although cash requirements will fluctuate based on the timing and extent of many factors, we believe that cash generated from operations, together with the liquidity provided by our existing cash balance and loan and security agreement, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing and introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products.

Recent Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. In October 2003, the FASB deferred the implementation date by which all public companies must apply FIN 46. We must apply FIN 46 no later than the first reporting period ending after December 15, 2003. The FASB agreed to provide this deferral to allow time for certain implementation issues to be addressed through the issuance of a modification to FIN 46, and indicated that it expects to issue this modification in final form prior to the end of 2003. We do not expect the adoption of FIN 46 to have a material impact on our financial position or on our results of operations.

     In April 2003, the FASB issued Statement No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” or SFAS No. 149. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. Our adoption of SFAS No. 149, effective July 1, 2003, did not have a material impact on our financial position or on our results of operations.

     In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” or SFAS No. 150. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Our adoption of SFAS No. 150, effective June 29, 2003, did not have a material impact on our financial position or on our results of operations.

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

     Our operating results are likely to fluctuate. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

-	customer demand for our products;

-	our ability to deliver reliable, cost-effective products in a timely manner;

-	the reduction, rescheduling or cancellation of orders by our customers;

-	the timing and success of new product introductions and new technologies by our competitors and us;

-	our product and customer sales mix and geographical sales mix;

-	changes in the level of our operating expenses needed to support our anticipated growth;

-	a reduction in the price or the profitability of our products;

-	changes in our production capacity or the availability or the cost of components and materials;

-	our ability to bring new products into volume production efficiently;

-	the timing of and return on our investments in research and development;

-	our ability to collect accounts receivable;

-	seasonality, principally due to our customers’ purchasing cycles; and

-	market conditions in our industry, the semiconductor industry and the economy as a whole.

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

     We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer and 90 nanometer technology nodes, to 512 megabit density devices and to Double Date Rate II, or DDR II, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

-	design innovative and performance-enhancing features that differentiate our products from those of our competitors;

-	transition our products to new manufacturing technologies;

-	identify emerging technological trends in our target markets;

-	maintain effective marketing strategies;

-	respond effectively to technological changes or product announcements by others; and

-	adjust to changing market conditions quickly and cost-effectively.

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

If semiconductor memory device manufacturers do not convert to 300 mm wafers, our growth could be impeded.

     The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. Some manufacturers have delayed, cancelled or postponed previously announced plans to convert to 300 mm wafer fabrication. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, such as:

-	current and projected chip prices;

-	projected price erosion for the manufacturer’s particular chips;

-	supply and demand issues;

-	overall manufacturing capability within the manufacturer’s target market(s);

-	the availability of funds to the manufacturer;

-	the technology roadmap of the manufacturer; and

-	the price and availability of equipment needed within the 300 mm facility.

     One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose to not publicly disclose, can impact the decision to maintain a 300 mm conversion schedule, to delay the conversion schedule for a period of time, or to cancel the conversion. It is also possible that the conversion to 300 mm wafers will occur on different schedules for DRAM chip manufacturers and flash memory chip manufacturers. We have invested significant resources to develop technology that addresses the market for 300 mm wafers. If manufacturers of memory devices delay or discontinue the transition to 300 mm wafers, or make the transition more slowly than we currently expect, our growth and profitability could be impeded. In addition, any delay in large-scale adoption of manufacturing based upon 300 mm wafers would provide time for other companies to develop and market products that compete with ours, which could harm our competitive position.

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

     Historically, we have derived substantially all of our revenues from the sale of our wafer probe cards. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our wafer probe cards. Large-scale market adoption depends upon our ability to increase customer awareness of the benefits of our wafer probe cards and to prove their reliability, ability to increase yields and cost effectiveness. We may be unable to sell our wafer probe cards to certain potential customers unless those customers change their device test strategies, change their wafer probe card and capital equipment buying strategies, or change or upgrade their existing test equipment. We might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market deteriorate or do not improve or if the market enters into another downturn in the future. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

If demand for our products in the memory device and flip chip logic markets declines or fails to grow as we anticipate, our revenues could decline.

     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In the three and nine months ended September 27, 2003, sales to manufacturers of DRAM devices accounted for 53.8% and 58.0%, respectively, of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% and 20.3%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 26.7% and 21.1%, respectively, of our revenues. For fiscal 2002, sales to manufacturers of DRAM devices accounted for 69.6% of our revenues, sales to manufacturers of flip chip logic devices accounted for 17.4% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.7% of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

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

     The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Cascade Microtech, Inc., ESJ Corporation, Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., MicroProbe, Inc., NanoNexus Inc., Phicom Corporation, SCS Hightech, Inc., Tokyo Cathode Laboratory Co., Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

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

     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three and nine months ended September 27, 2003, four customers accounted for 71.8% and 69.6% of our revenues, respectively. In fiscal 2002, four customers accounted for 77.2% of our revenues. Our ten largest customers accounted for 94.5% of our revenues in the three months ended September 27, 2003, 94.9% of our revenues in the nine months ended September 27, 2003, and 97.4% of our revenues in fiscal 2002. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

     The success of our product development efforts depends upon our ability to anticipate market trends and to collaborate closely with our customers and with companies that manufacture semiconductor test equipment. Our relationships with these customers and companies provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improve our ability to customize our products to fulfill their needs. Our relationships with test equipment companies are important to us because test equipment companies can design our wafer probe cards into their equipment and provide us with the insight into their product plans that allows us to offer wafer probe cards for use with their products when they are introduced to the market. Our relationships with our customers and test equipment companies could deteriorate if they:

-	become concerned about our ability to protect their intellectual property;

-	develop their own solutions to address the need for testing improvement;

-	regard us as a competitor;

-	establish relationships with others in our industry; or

-	attempt to restrict our ability to enter into relationships with their competitors.

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

     We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 16.4% of our revenues in the three months ended September 27, 2003, 15.1% of our revenues in the nine months ended September 27, 2003 and 20.9% of our revenues in fiscal 2002. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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

     The demand for wafer probe cards depends in large part upon the number of semiconductor designs and the overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself. As test programs become increasingly effective and test throughput increases, the number of wafer probe cards required to test a given volume of devices declines. Therefore, advances in the test process could cause us to lose sales.

     If semiconductor manufacturers implement chip designs that include increased built-in self-test capabilities, or similar functions or methodologies that increase test throughput, it could negatively impact our sales or the migration of elements of final test to the wafer level. Additionally, if new chip designs or types of chips are implemented that require less, or even no, test using wafer probe cards, our revenues could be impacted. Further, if new chip designs are implemented which we are unable to test, or which we are unable to test efficiently and provide our customers with an acceptably low overall cost of test, our revenues could be negatively impacted.

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

     We plan to move our manufacturing operations into a new facility in Livermore in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

     The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, the presence of contaminants in our plating baths has caused a decrease in our manufacturing yields or has resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

-	cause lower than anticipated yields and lengthening of delivery schedules;

-	cause delays in product shipments;

-	cause delays in new product introductions;

-	cause us to incur warranty expenses;

-	result in increased costs and diversion of development resources;

-	cause us to incur increased charges due to unusable inventory;

-	require design modifications; or

-	decrease market acceptance or customer satisfaction with these products.

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

If we fail to attract, integrate and retain qualified personnel, our business might be harmed.

     Our future success depends largely upon the continued service of our key management, technical, and sales and marketing personnel, and on our continued ability to hire, integrate and retain qualified individuals, particularly engineers and sales and marketing personnel in order to increase market awareness of our products and to increase revenues. For example, in the future, we might need technical personnel experienced in competencies that we do not currently have or require. Competition for qualified individuals may be intense, and we might not be successful in retaining our employees or attracting new personnel. The loss of any key employee, the inability to successfully integrate replacement personnel, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. All of our key personnel in the United States are employees at-will. We have no employment contracts with any of our personnel in the United States.

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

-	the efforts of our sales force and our distributor and independent sales representatives;

-	the complexity of the customer’s fabrication processes;

-	the internal technical capabilities of the customer; and

-	the customer’s budgetary constraints and, in particular, the customer’s ability to devote resources to the evaluation process.

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

     In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We presently anticipate that we will engage in a dialog with IBM Corporation regarding our companies’ respective intellectual property portfolios and technologies. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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

     If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. As a result, our competitors might offer similar products and we might not be able to compete successfully. We also cannot assure that:

-	our means of protecting our proprietary rights will be adequate;

-	patents will be issued from our currently pending or future applications;

-	our existing patents or any new patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

-	any patent, trademark or other intellectual property right that we own will not be invalidated, circumvented or challenged in the United States or foreign countries; or

-	others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent or other intellectual property rights that we own.

     We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we threaten or initiate litigation, we may be subject to claims by third parties against which we must defend. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

Our failure to comply with environmental laws and regulations could subject us to significant fines and liabilities, and new laws and regulations or changes in regulatory interpretation or enforcement could make compliance more difficult and costly.

     We are subject to various and frequently changing U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities. For instance, in May 2003, we received a Notice of Violation from the Bay Area Air Quality Management District regarding our record keeping relating to our usage of wipe cleaning solvent. We introduced corrective action to prevent any continued or recurrent record keeping violation, and we resolved the Notice of Violation with a monetary payment which was not significant. It is possible that in the future, we may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm our operating results.

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

     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 47.7% for the three months ended September 27, 2003, 43.5% for the nine months ended September 27, 2003 and 44.4% for fiscal 2002. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

-	compliance with a wide variety of foreign laws and regulations;

-	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

-	political and economic instability in, or foreign conflicts that involve or affect, the countries of our customers;

-	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

-	difficulties in staffing and managing personnel, distributors and representatives;

-	reduced protection for intellectual property rights in some countries;

-	currency exchange rate fluctuations, which could affect the value of our assets denominated in local currency, as well as the price of our products relative to locally produced products;

-	seasonal fluctuations in purchasing patterns in other countries; and

-	fluctuations in freight rates and transportation disruptions.

     Any of these factors could harm our existing international operations and business or impair our ability to continue expanding into international markets.

An outbreak of SARS and its spread could harm sales of our products.

     If an outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam recurs, it may have a negative impact on our business. Our business may be impacted by a number of SARS-related factors, including, but not limited to, disruptions in the operations of our customers and their partners, reduced sales in certain end-markets, such as DRAM devices, and increased costs to conduct our business abroad. If the number of cases of SARS rises or spreads, our sales could potentially be harmed.

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

     The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

     The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

-	variations in our operating results;

-	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

-	recruitment or departure of key personnel;

-	the gain or loss of significant orders or customers;

-	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock; and

-	market conditions in our industry, the industries of our customers and the economy as a whole.

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

     Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own approximately 44.3% of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. As a result, corporate actions might be taken even if other stockholders, including you, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our management has broad discretion over the use of the proceeds to us from our public offerings of common stock and might not apply the proceeds of our public offerings in ways that enhance our results of operations.

     Our management has broad discretion to use the net proceeds from our public offerings, which include our initial public offering and a public follow-on offering, and you will be relying on the judgment of our management regarding the application of these proceeds. We intend to use a portion of the net proceeds from our initial public offering for leasehold improvements at our new corporate headquarters and manufacturing facility. Although we expect our management to use the remaining net proceeds from our public offerings for general corporate purposes, including working capital and for potential strategic investments or acquisitions, we have not allocated these net proceeds for specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

Future sales of shares by existing stockholders could cause our stock price to decline.

     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Based on the shares outstanding as of September 27, 2003, and assuming that 1,499,866 primary shares are sold in our public follow-on offering, upon completion of our follow-on offering, we will have outstanding approximately 35,791,828 shares of common stock. Of these shares, 12,805,021 shares are freely tradeable, without restriction, in the public market, except for any shares that are held by our affiliates. The remaining 22,986,807 shares are subject to lock-up agreements with Morgan Stanley & Co. Incorporated, a representative of the underwriters in our initial public offering and follow-on offering, or contractual lock-up restrictions with us. Of these shares, Morgan Stanley & Co. Incorporated has released 329,185 shares held by our employees who are not selling stockholders in our follow-on offering. On November 4, 2003, we released 329,185 shares held by employees from our contractual lock-up restriction. Such shares were sold in block sale transactions on November 5, 2003. An additional 11,332,407 shares of our common will also become eligible for sale in the public market after December 8, 2003 when the contractual lock-up restrictions with us and lock-up agreements with Morgan Stanley & Co. Incorporated expire. The remaining 11,325,215 shares of our common stock are subject to lock-up agreements with Morgan Stanley & Co. Incorporated in connection with our follow-on offering. Under these lock-up agreements, 5,662,608 shares will become eligible for sale in the public market on February 15, 2004, and 5,662,607 shares will become eligible for sale in the public market on March 15, 2004. In addition, Morgan Stanley & Co. Incorporated, on behalf of the underwriters in our public offerings, may, in its sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. Upon the expiration of, or release from, the lock-up restrictions, the shares will be eligible for sale in the public market only to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

     In addition, shares subject to outstanding warrants and shares subject to outstanding options and reserved for future issuance under our stock option and purchase plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

     Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

-	establish a classified board of directors so that not all members of our board are elected at one time;

-	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

-	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

-	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

-	limit the ability of our stockholders to call special meetings of stockholders;

-	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

-	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

-	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan and Korea operations, are denominated in U.S. dollars. As a result, we have relatively little exposure for currency exchange risks and foreign exchange losses have been minimal to date. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, and short-term and long-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 27, 2003, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

     Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily borrowings under a loan and security agreement we entered into with Comerica Bank in February 2003. This agreement provides for borrowings up to $16.0 million. At September 27, 2003, no amount was outstanding under this agreement and $16.0 million was available for future borrowings. The loans bear a variable interest rate based on either the Comerica Bank prime rate or LIBOR plus 2.0%. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate or LIBOR would have a significant impact on our interest expense.

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

     During the third quarter of fiscal 2003, there have been no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, we were not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  Not applicable.

(d)       The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on June 11, 2003. Through this registration statement, we registered 6,505,305 shares on our behalf and 394,695 shares on behalf of certain stockholders of FormFactor. All of the shares of our common stock that we registered were sold for an aggregate public offering price of $96.6 million. The net proceeds to us after paying underwriting discounts and commissions and offering costs was approximately $82.2 million. In addition, the selling stockholders paid approximately $2.7 million to us from their net proceeds in the offering to repay loans from us.

     As of September 27, 2003, we invested the net proceeds of the offering in short-term and long-term investment-grade, interest bearing instruments.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     The following exhibits are filed herewith:

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith

32.01 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)	Reports on Form 8-K

Date of Report	Item (s)	Description

July 29, 2003	7, 12	FormFactor announced financial results for the three months ended June 28, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

	By:	/s/	Jens Meyerhoff

November 11, 2003			Jens Meyerhoff
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