Form 10-K
period 2003-12-27
FORMFACTOR INC
filed 2004-03-22
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50307

FormFactor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3711155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2140 Research Drive, Livermore, California 94550

(Address of principal executive offices, including zip code)

(925) 294-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant as of December 27, 2003, based on the closing sales price of the registrant’s common stock on June 27, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq National Market, was $355,194,087. Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 19, 2004 was 37,442,515 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 27, 2003, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FormFactor, Inc.

Form 10-K for the Fiscal Year Ended December 27, 2003

FormFactor, the FormFactor logo and its product and technology names, including MicroSpring, MicroForce, MicroLign, MOST and TRE, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K of FormFactor, Inc. and its consolidated subsidiaries (the “Company”) contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements, among other things, concerning our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectation and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties,” and elsewhere in this Form 10-K. You should carefully consider the numerous risks and uncertainties described under such section.

PART I

Item 1.	Business

      FormFactor designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use the Company’s wafer probe cards to perform wafer probe test on the whole wafer in the front end of the semiconductor manufacturing process.

      The Company introduced its first wafer probe card based on its MicroSpring interconnect technology in 1995, and, by the end of 2000, became a leading supplier of advanced wafer probe cards, based on revenues, according to VLSI Research, an independent research firm. The Company offers its customers high parallelism, large area array wafer probe cards to reduce their overall cost of test.

Products

      FormFactor’s products are based on its proprietary technologies, including its MicroSpring interconnect technology and proprietary design tools. The Company’s MicroSpring interconnect technology, which includes resilient spring-like contact elements, enables the Company to produce wafer probe cards for applications that require reliability, speed, precision and signal integrity. FormFactor manufactures its MicroSpring contact elements through precision micro-machining and scalable semiconductor-like wafer fabrication processes. The Company’s MicroSpring contacts are springs that optimize the relative amounts of force on, and across, a bond pad during the test process and maintain their shape and position over a range of compression. These characteristics allow FormFactor to achieve reliable, electrical contact on either clean or oxidized surfaces, including bond pads on a wafer. MicroSpring contacts enable the Company’s wafer probe cards to make hundreds of thousands of touchdowns with minimal maintenance. The MicroSpring contact can be attached to many surfaces, or substrates, including printed circuit boards, silicon wafers, ceramics and various metalized surfaces.

      Since its original conception, the MicroSpring contact has evolved into a library of spring shapes and technologies. The Company’s designers use this library to design an optimized custom wafer probe card for each application. Since developing this fundamental technology, FormFactor has broadened and refined it to respond to the increasing demands of smaller, faster and more complex semiconductors. The Company’s MicroSpring contacts have scaled in size with the evolution of semiconductors.

      FormFactor MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of the Company’s wafer probe cards that contact the chips, and are manufactured using proprietary semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. The Company’s technology allows it to specifically design the geometries of the contact tip in order to ensure the most precise and predictable electrical contact is achieved for a customer’s particular application.

      The Company’s wafer probe cards are custom products that are designed to order for its customers’ unique wafer designs. Contacting up to 256 chips in parallel requires large area contact array sizes because they must accommodate over 11,000 simultaneous contacts. This requirement poses fundamental challenges that include the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. FormFactor has developed wafer probe cards that use array sizes ranging from 50 mm x 50 mm up to greater than 150 mm x 100 mm, in combination with complex multi-layer printed circuit boards designed by the Company’s design team. While leading edge DRAM designs use larger array sizes for highly-parallel applications, smaller array sizes used for DRAM applications a few years ago can be used for today’s leading edge applications in the flash memory and logic markets. The Company’s current DRAM contacting technology allows its products to contact up to 256 DRAM chips in parallel. FormFactor’s current flash contacting technology allows its wafer probe cards to contact up to 144 flash chips in parallel.

      The Company has invested and intends to continue to invest considerable resources in its wafer probe card design tools and processes. These tools and processes enable automated routing and trace length adjustment within the Company’s printed circuit boards and greatly enhance the Company’s ability to rapidly design and lay out complex printed circuit board structures. FormFactor’s proprietary design tools also enable it to design wafer probe cards particularly suited for testing today’s low voltage, high power chips. Low voltage, high power chips require superior power supply performance, and the Company’s MicroSpring interconnect technology is used to provide a very low inductance, low resistance electrical path between the power source and the chip under test.

      In July 2003, the Company publicly announced its MicroForce™ probing technology. This MicroForce probing technology combines a low probe force with stable low resistance electrical contact to address wafer test challenges for high-performance, flip chip applications, thereby reducing the risk of damage to both interconnect bumps and the low-k dielectrics that lie beneath them. By combining the Company’s new BladeRunner MicroSpring contact structure with our proprietary technology directed to the automated wafer prober chuck, FormFactor believes that its MicroForce probing technology will enable FormFactor’s customers to achieve a higher level of test accuracy, potentially increasing overall electrical yields by minimizing false failures. In July 2003, the Company also publicly announced its MicroLign™ alignment technology. The MicroLign alignment technology includes a proprietary probe tip design method developed to optimize automated optical alignment during wafer probing. When implemented, this technology enables a faster, more accurate optical alignment process, which reduces instances of optical alignment errors and can drive manufacturing efficiencies for high volume wafer test operations.

      In November 2003, the Company introduced its S200™ high speed test technology, which combines high-speed signal performance with high parallelism to create a cost effective solution for full-speed functional test of mobile dynamic random access memory, or DRAM, die in wafer form. FormFactor’s S200 technology enables manufacturers of multi-chip packages to perform full-frequency production test on each memory die at data sheet specification speeds before the die is singulated from the wafer and assembled into the multi-chip package. In November 2003, the Company also introduced wafer-level burn-in (WLBI) wafer probe cards. FormFactor’s WLBI wafer probe cards enable DRAM chip manufacturers to perform burn-in type stress testing on die while still on the wafer and, consequently, improve final yields and reduce or completely eliminate the need for package level burn-in.

      Because FormFactor customers typically use the Company’s wafer probe cards in a wide range of operating temperatures, as opposed to conducting wafer probe test at one predetermined temperature, the Company has designed complex thermal compensation characteristics into its products. The Company selects its wafer probe card materials after careful consideration of the potential range of test operating temperatures and designs its wafer probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, FormFactor wafer probe cards generally are able to accurately probe over a large range of operating temperatures. This feature enables the Company’s customers to use the same wafer probe card for both low and high temperature testing without a loss of performance. In addition, for those testing situations that require positional accuracy at a specific temperature, the Company has designed wafer probe cards optimized for testing at such temperatures.

      FormFactor’s many spring shapes, different geometrically-precise tip structures, various array sizes and diverse printed circuit board layouts enable a wide variety of solutions for its customers. The Company’s designers select the most appropriate of these elements, or modify or improve upon such existing elements, and integrate them with the Company’s other technologies to deliver a custom solution optimized for the customer’s requirements.

Customers

      FormFactor’s customers include manufacturers in the DRAM, flash and logic markets. The Company’s customers use its wafer probe cards to test DRAM chips including DDR, RDRAM, SDRAM and EDRAM, static RAM chips, NOR and NAND flash memory chips, Serial Data devices, chipsets, microprocessors and microcontrollers.

      In fiscal 2003, sales to four customers accounted for 66.2% of the Company’s revenues, with 30.1% attributable to Intel Corporation, 13.4% attributable to Spirox Corporation, the Company’s distributor, 12.4% attributable to Elpida and 10.3% attributable to Infineon Technologies AG. In fiscal 2002, sales to three customers accounted for 67.9% of the Company’s revenues, with 26.9% attributable to Intel Corporation, 20.9% attributable to Spirox Corporation and 20.1% attributable to Infineon Technologies AG. In fiscal 2001, sales to four customers accounted for approximately 75.1% of the Company’s revenues, with 26.4% attributable to Spirox Corporation, 20.2% attributable to Samsung Electronics Industries Co., Ltd., 16.1% attributable to Infineon Technologies AG and 12.4% attributable to Intel Corporation. No other customer accounted for more than 10% of the Company’s revenues in any of these referenced periods.

Backlog

      FormFactor’s backlog increased from $13.8 million at December 28, 2002 to $25.3 million at December 27, 2003. FormFactor manufactures its wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months.

Manufacturing

      FormFactor’s wafer probe cards are custom products that the Company designs to order for its customers’ unique wafer designs. The Company manufactures its products at its facilities in Livermore, California. FormFactor’s proprietary manufacturing processes include wirebonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and complex interconnection system design. The critical steps in the Company’s manufacturing process are performed in a Class 100 clean room environment. FormFactor also expends resources on the assembly and test of its wafer probe cards and on quality control.

      The Company has deployed state of the art shop floor controls and systems that allow its operators to monitor and optimize manufacturing flows and capacity. FormFactor also uses statistical process control to further enhance the quality of its production processes.

      FormFactor depends upon suppliers for some components of its manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in its manufacturing processes. Some of these components and materials are supplied by a single vendor. Generally, the Company relies on purchase orders rather than long-term contracts with its suppliers, which subjects the Company to risks including price increases and component shortages. Management continues to evaluate alternative sources of supply for these components and for materials.

      FormFactor maintains a repair and service capability in Livermore, California. The Company provides service and maintenance capabilities in its service center in Seoul, South Korea. The Company also has a repair and service center in Dresden, Germany. Management plans to expand or enhance these capabilities to provide faster response time to its customers, maximizing the uptime of its wafer probe cards.

Research, Development and Engineering

      The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. Management believes that the Company’s continued commitment to research and development and timely introduction of new and enhanced wafer probe test solutions and other technologies related to its MicroSpring interconnect technology is integral to maintaining its competitive position. FormFactor is investing considerable time and resources in creating structured processes for undertaking, tracking and completing the Company’s development projects, and plans to implement those developments into new product or technology offerings. Management expects to continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in the Company’s research and development activities.

      FormFactor has historically devoted on average approximately 20% of its revenues to research and development programs. Research and development expenses were $15.6 million for fiscal 2003, $14.6 million for fiscal 2002 and $14.6 million for fiscal 2001.

      The Company’s research and development and product engineering activities are directed by individuals with significant expertise and industry experience. As of December 27, 2003, the Company had 74 employees in research and development, of which 62 worked on the design and development of new interconnect and contact technologies related to its core MicroSpring interconnect technology. Of these employees, 54 are engineers and 29 have PhD or MS degrees.

Sales and Marketing

      FormFactor sells its products primarily through a sales model that emphasizes the customer’s total cost of ownership as it relates to test costs. With this sales model, the Company strives to demonstrate how test costs can be reduced by simulating the customer’s test floor environment, including testers and probers, utilizing its product and comparing the overall cost of test to that of conventional wafer probe cards.

      The Company sells its products worldwide primarily through its direct sales force, a distributor and independent sales representatives. As of December 27, 2003, FormFactor had 14 sales professionals. In North America, the Company sells its products through its direct sales force. In Europe, the Company’s local sales team works with independent sales representatives. In South Korea, the Company sells its products through its direct sales force, while in Taiwan, China and Singapore FormFactor sells through Spirox Corporation, the Company’s distributor in the region. In Japan, effective April 1, 2002, the Company converted from a distributor arrangement to a direct sales team that is based in Tokyo, Japan.

      The Company’s marketing staff, located in Livermore, California and Tokyo, Japan, works closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to its customers.

      FormFactor also utilizes a highly skilled team of field application engineers that support the Company’s customers as they integrate its products into their manufacturing processes. Through this process, the Company develops a close understanding of product and customer requirements, accelerating its customers’ production ramps. The Company plans to expand its customer support by adding engineering services. Management believes that this expanded service offering will enable the Company’s customers to more fully benefit from its products and technology and create new business opportunities for FormFactor.

Environmental Matters

      FormFactor is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply to FormFactor. In late 2003 and early 2004 FormFactor received notices from the California Department of Toxic Substances Control and the Bay Area Air Quality Management District regarding violations of certain environmental regulations. FormFactor promptly took appropriate steps to address all of the violations noted, believes that all such violations were addressed, and sent correspondence to the agencies confirming such corrective steps. In 2003, the Company resolved a Notice of Violation from the Bay Area Air Quality Management District through its corrective action and a payment of $2,100. At the present time it is not clear whether any monetary penalty will be imposed by the applicable agencies for the unresolved notices, and if so, the relative significance of the penalty, or whether the Company may be required to take further action.

      It is possible that in the future, the Company may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could have a negative effect on the Company’s operating results.

Competition

      The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Current and potential competitors in the wafer probe card market include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., ESJ Corporation, Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., MicroProbe, Inc., NanoNexus Inc., Phicom Corporation, SCS Hightech, Inc., Tokyo Cathode Laboratory Co., Ltd. and Wentworth Laboratories, Inc., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the Company’s industry include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

      Some of FormFactor’s competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and needle probe cards, and may have greater financial and other resources than the Company does. Management expects that the Company’s competitors will enhance their current wafer probe products and that they may introduce new products that will be competitive with FormFactor’s wafer probe cards. In addition, it is possible that new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of the Company’s wafer probe cards.

      Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of the Company’s current competitive advantages. The Company’s ability to compete favorably is also negatively impacted by low volume orders that do not meet its present minimum volume requirements, by very short cycle time requirements that the Company cannot meet because of its design or manufacturing processes, by long-standing relationships between its competitors and certain semiconductor manufacturers, and by semiconductor manufacturer test strategies that include low performance semiconductor testers.

Intellectual Property

      FormFactor’s success depends in part upon its ability to maintain and protect its proprietary technology and to conduct the Company’s business without infringing the proprietary rights of others. The Company relies on a combination of patents, trade secret laws, trademarks and contractual restrictions on disclosure to protect its intellectual property rights.

      As of December 27, 2003, the Company had 189 issued patents, of which 102 are United States patents and 87 are foreign patents. The expiration dates of these patents range from 2013 to 2022. FormFactor’s issued patents cover the Company’s core interconnect technology, as well as some of its inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 27, 2003, FormFactor had 315 patent applications pending worldwide, including 118 United States applications, 177 foreign national or regional stage applications and 20 Patent Cooperation Treaty applications. Management does not know whether the Company’s current patent applications, or any future patent applications that the Company may file, will result in a patent being issued with the scope of the claims FormFactor seeks, or at all, or whether any patents that the Company may receive will be challenged or invalidated. Even if additional patents are issued, FormFactor’s patents might not provide sufficiently broad coverage to protect its proprietary rights or to avoid a third party claim against one or more of its products or technologies.

      FormFactor has both registered and unregistered trademarks, including FormFactor, MicroSpring, MicroForce, MicroLign, MOST, TRE and the FormFactor logo.

      FormFactor routinely requires its employees, customers, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before the Company discloses to them any sensitive or proprietary information regarding its products, technology or business plans. The Company requires employees to assign to it proprietary information, inventions and other intellectual property they create, modify or improve.

      Legal protections afford only limited protection for the Company’s proprietary rights. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that the Company regards as proprietary. Others might independently develop similar or competing technologies or methods or design around the Company’s patents. In addition, leading companies in the semiconductor industry have extensive patent portfolios and other intellectual property with respect to semiconductor technology. In the future, FormFactor might receive claims that it is infringing intellectual property rights of others or that its patents or other intellectual property rights are invalid. FormFactor has received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to the Company.

      FormFactor has invested significant time and resources in its technology, and as a part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology, the Company will be required to enforce its intellectual property rights against any infringing third parties. On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor, and is seeking injunctive relief. Litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the Company’s proprietary rights or those of others, to enforce the Company’s intellectual property rights or to protect its trade secrets. If FormFactor threatens or initiates litigation, the Company may be subject to claims by third parties against which it must defend. Intellectual property litigation, whether or not it is resolved in the Company’s favor, is expensive and time-consuming and could divert management’s attention from running FormFactor’s business. If an infringement claim against the Company resulted in a ruling adverse to it, FormFactor could be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or obtain a license to the technology. Management cannot predict whether a license agreement would be available, or whether the terms and conditions would be acceptable to the Company. In addition, many of FormFactor customer contracts contain provisions that require the Company to indemnify its customers for third party intellectual property infringement claims, which would increase the cost to FormFactor of an adverse ruling in such a claim. An adverse determination could also prevent the Company from licensing its technologies and methods to others.

Employees

      As of December 27, 2003, FormFactor had 341 full-time employees, including 74 in research and development, 45 in sales and marketing, 26 in general and administrative functions, and 196 in operations. By region, 306 of the Company’s employees were in North America, 20 in Japan, 11 in South Korea and 4 in Europe. No employees are currently covered by a collective bargaining agreement. The Company believes that its relations with its employees is good.

Executive Officers

      The names of the Company’s executive officers, their ages as of December 27, 2003 and their positions with FormFactor are set forth below.

Name	Age	Position

Dr. Igor Y. Khandros	49	President, Chief Executive Officer and Director
Benjamin N. Eldridge	42	Senior Vice President of Development and Chief Technical Officer
Yoshikazu Hatsukano	64	Senior Vice President of Asia-Pacific Operations and President of FormFactor K.K.
Peter B. Mathews	41	Senior Vice President of Worldwide Sales
Stuart L. Merkadeau	42	Senior Vice President, General Counsel and Secretary
Jens Meyerhoff	39	Senior Vice President of Operations and Chief Financial Officer
Michael M. Ludwig	42	Vice President of Finance, and Controller

      Dr. Igor Y. Khandros founded FormFactor in April 1993. Dr. Khandros has served as the Company’s President and Chief Executive Officer as well as a Director since April 1993. From 1990 to 1992, Dr. Khandros served as the Vice President of Development of Tessera, Inc., a provider of chip scale packaging technology that he co-founded. From 1986 to 1990, he was employed at the Yorktown Research Center of IBM Corporation as a member of the technical staff and a manager. From 1979 to 1985, Dr. Khandros was employed at ABEX Corporation, a casting foundry and composite parts producer, as a research metallurgist and a manager, and he was an engineer from 1977 to 1978 at the Institute of Casting Research in Kiev, Russia. Dr. Khandros holds a M.S. equivalent degree in metallurgical engineering from Kiev Polytechnic Institute in Kiev, Russia, and a Ph.D. in metallurgy from Stevens Institute of Technology.

      Benjamin N. Eldridge has served as the Company’s Senior Vice President of Development and Chief Technical Officer since September 2000. Mr. Eldridge also served as the Company’s Vice President of Development from June 1997 to September 2000, as our Director of Development from June 1995 to June 1997 and as our Manager of Development Engineering from November 1994 to May 1995. From 1984 to October 1994, he was employed at the TJ Watson Research Center of IBM Corporation, where he held various engineering positions in the Physical Sciences and Computer Science departments. Mr. Eldridge holds a B.S. in electrical engineering from Union College and a M.S. in physics from Rensselaer Polytechnic Institute.

      Yoshikazu Hatsukano has served as the Company’s Senior Vice President of Asia-Pacific Operations since April 2001, and as the President of FormFactor K.K., a wholly owned subsidiary, since December 1998. From 1961 to October 1998, Mr. Hatsukano was employed by various companies affiliated with Hitachi, Ltd., where he held several management positions including the President of Hitachi Micro Systems, Inc. from 1991 to October 1998 and the Vice General Manager of the Hitachi Semiconductor Design and Development Center from 1990 to 1991. Mr. Hatsukano holds a B.S. in electronics from Kyoto University in Kyoto, Japan.

      Peter B. Mathews has served as the Company’s Senior Vice President of Worldwide Sales since October 2003. Mr. Mathews served as the Company’s Vice President of Worldwide Sales from April 1999 to September 2003, and as our Director, Worldwide Sales and Business Development from March 1997 to April

1999. From May 1992 to March 1997, Mr. Mathews was employed at MicroModule Systems, a manufacturer of multichip modules and interconnect test products, where he most recently held the position of Director of Marketing and Business Development. From 1989 to May 1992, he served as the U.S. Sales Manager for the Advanced Packaging Systems Division of Raychem Corporation, a component manufacturer for electronic and energy applications that was acquired by Tyco Electronics Ltd. Mr. Mathews holds a B.S. in chemical engineering from Cornell University.

      Stuart L. Merkadeau has served as a Senior Vice President since October 2003 and as the Company’s General Counsel and Secretary since October 2002. Mr. Merkadeau served as one of the Company’s Vice Presidents from October 2002 to September 2003, and as the Company’s Vice President of Intellectual Property from July 2000 to October 2002. From 1990 to July 2000, Mr. Merkadeau practiced law as an associate and then a partner with Graham & James LLP, where he specialized in licensing and strategic counseling in intellectual property matters. Mr. Merkadeau is admitted to practice in California and registered to practice before the U.S. Patent and Trademark Office. Mr. Merkadeau holds a B.S. in industrial engineering from Northwestern University and a J.D. from the University of California at Los Angeles.

      Jens Meyerhoff  has served as the Company’s Senior Vice President of Operations since January 2003 and as the Company’s Chief Financial Officer since August 2000. He served as a Senior Vice President from August 2000 to January 2003, and as the Company’s Secretary from April 2002 to October 2002. From March 1998 to August 2000, Mr. Meyerhoff served as the Chief Financial Officer and the Senior Vice President, Materials at Siliconix Incorporated, a manufacturer of power and analog semiconductor products. From 1991 to February 1998, Mr. Meyerhoff was employed in various corporate controller and financial positions with the North American subsidiaries as well as the German headquarters of Daimler-Benz AG. Mr. Meyerhoff holds a German Wirtschaftsinformatiker degree, which is the equivalent of a finance and information technology degree, from Daimler-Benz’s Executive Training program.

      Michael M. Ludwig has served as the Company’s Vice President of Finance, Controller and Chief Accounting Officer since December 2003. From March 2001 to November 2003, Mr. Ludwig served as Vice President of Human Resources and Finance, and Controller. From January 1999 to March 2001, Mr. Ludwig was employed at Elo TouchSystems, Inc., a touch screen manufacturing company, where he most recently served as the Vice President, Systems and Services Group. From 1989 to January 1999, Mr. Ludwig was employed by Beckman Coulter, Inc., a medical diagnostics and life sciences equipment manufacturer, and various of its subsidiaries, holding positions including Finance Director, Clinical Chemistry Division; Director, Strategic Planning and Finance; and Controller. Mr. Ludwig holds a B.S. in business administration from California State Polytechnic University at Pomona.

Available Information

      FormFactor’s Internet website is located at http://www.formfactor.com. Please note that information on the Company’s website is not incorporated by reference in this Form 10-K. FormFactor makes available free of charge on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

      The public may also read and copy any materials that FormFactor files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as FormFactor, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 2:	Properties

      FormFactor’s corporate headquarters is located in Livermore, California and includes administrative, manufacturing, engineering, and research and development facilities. The Company leases its corporate headquarters. In addition, FormFactor also leases office, repair and service, and/or research and development space internationally. Management plans to move FormFactor’s operations to a new facility in Livermore, California in 2004. The new facility, currently under construction, will be comprised of a campus of three buildings totaling approximately 119,000 square feet. The Company presently leases these three buildings. The leases expire at various times through 2012. We believe that our existing and planned facilities are suitable for our current needs.

      Information concerning FormFactor’s principal properties as of December 27, 2003 is set forth below:

		Square
Location	Principal Use	Footage	Ownership

Livermore, CA	Corporate headquarters, product design, manufacturing, engineering, distribution, research and development	266,597	Leased
Munich, Germany	Sales office	162	Leased
Dresden, Germany	Service and repair center	755	Leased
Tokyo, Japan	Sales office, marketing, research and development, product design and field service	8,891	Leased
Seoul, Korea	Sales office, product design, field service, service and repair center	2,953	Leased

Item 3:	Legal Proceedings

      From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of this Form 10-K, the Company was not involved in any material legal proceedings, other than as set forth below.

      On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing FormFactor’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing FormFactor’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of FormFactor’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. FormFactor could incur material expenses in these litigations.

Item 4:	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5:	Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      The Common Stock of FormFactor has been listed on the Nasdaq National Market under the symbol “FORM” since June 12, 2003. Prior to this time, there was no public market for FormFactor’s Common Stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq National Market for the periods indicated.

Fiscal Year 2003	High	Low

Second Quarter (from June 12, 2003)	$21.00	$16.21
Third Quarter	23.07	17.00
Fourth Quarter	27.69	17.55

      The closing sales price of FormFactor’s Common Stock on the Nasdaq National Market was $18.98 per share on March 19, 2004. As of March 19, 2004, there were approximately 258 registered holders of record of the Company’s Common Stock.

Dividend Policy

      FormFactor has never declared or paid cash dividends on its capital stock. FormFactor currently expects to retain all available funds and any future earnings for use in the operation and development of its business. Accordingly, FormFactor does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future.

Unregistered Sales of Securities

      In November 2003 and December 2003, FormFactor issued 45,338 shares of common stock to two companies, which held warrants of the Company, pursuant to cashless net exercises of the warrants by such companies. The sales and the issuances of such securities were determined to be exempt from registration under Section 4(2) of the Securities Act or Regulation D thereunder as transactions by an issuer not involving a public offering.

Use of Initial Public Offering Proceeds

      The Securities and Exchange Commission declared FormFactor’s first registration statement, which it filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Through this registration statement, FormFactor registered 6,505,305 shares on its behalf and 394,695 shares on behalf of certain stockholders of FormFactor. All of the shares of FormFactor’s common stock that it registered were sold for an aggregate public offering price of $96.6 million. The net proceeds to the Company after paying underwriting discounts and commissions and offering costs was approximately $82.0 million. In addition, the selling stockholders paid approximately $2.7 million to FormFactor from their net proceeds in the offering to repay loans from FormFactor. As of December 27, 2003, the Company invested the net proceeds of the offering in short-term and long-term investment-grade, interest bearing instruments.

Item 6:	Selected Financial Data

      The following selected consolidated financial data are derived from FormFactor’s consolidated financial statements. This data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended

	Dec. 25,	Dec. 30,	Dec. 29,	Dec. 28,	Dec. 27,
	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$35,722	$56,406	$73,433	$78,684	$98,302
Cost of revenues	20,420	28,243	38,385	39,456	49,929

Gross margin	15,302	28,163	35,048	39,228	48,373
Operating expenses
Research and development	9,466	11,995	14,619	14,592	15,569
Selling, general and administrative	11,020	15,434	18,500	17,005	19,044
Stock-based compensation	341	259	469	1,039	1,484
Restructuring charges	—	—	1,380	—	—

Total operating expenses	20,827	27,688	34,968	32,636	36,097

Operating income (loss)	(5,525)	475	80	6,592	12,276
Interest and other income (expense), net	(119)	1,719	477	642	1,566

Income (loss) before income taxes	(5,644)	2,194	557	7,234	13,842
Benefit (provision) for income taxes	—	(115)	(307)	3,125	(5,283)

Net income (loss)	$(5,644)	$2,079	$250	$10,359	$8,559

Net income (loss) per share:
Basic	$(2.16)	$0.61	$0.06	$2.33	$0.41
Diluted	$(2.16)	$0.08	$0.01	$0.35	$0.25
Weighted-average number of shares used in per share calculation
Basic	2,609	3,408	4,029	4,448	21,047
Diluted	2,609	26,821	28,654	29,554	34,165
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$19,248	$16,897	$27,576	$37,178	$181,820
Working capital	17,694	23,391	31,074	40,536	190,581
Total assets	38,332	47,499	62,264	77,518	236,111
Long-term debt, less current portion	2,183	521	1,167	625	—
Redeemable convertible preferred stock and warrants	47,913	55,129	65,201	65,201	—
Deferred stock based compensation, net	(184)	(184)	(4,071)	(12,294)	(11,249)
Total stockholders’ equity (deficit)	(21,286)	(18,586)	(17,582)	(5,037)	213,947

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Trends, Risks and Uncertainties” and elsewhere in this Form 10-K.

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

      We operate in a single industry segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards.

      We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry’s first memory wafer probe card capable of testing up to 32 devices in parallel. Our revenues increased from $1.1 million in fiscal 1995 to $98.3 million in fiscal 2003.

      We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. As a result, our revenue growth is driven by the number of new semiconductor designs, technology transitions and increased semiconductor production volumes.

      While the majority of our sales are directly to semiconductor manufacturers, we also have significant sales to our distributor in Taiwan. Sales to our distributor were 13.4% of revenues in fiscal 2003. Sales to our distributors were 22.6% of revenues in fiscal 2002 and 32.9% of revenues in fiscal 2001. We sold our products in Japan to a distributor until March 31, 2002, when we began to sell directly in Japan. Currently, we have one distributor, Spirox Corporation, which serves Taiwan, Singapore and China. We also have the ability to sell our products directly to customers in that region.

      Because our products serve the highly cyclical semiconductor industry, our business is subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. Fluctuations are likely to continue in future periods. Due to a high concentration of large customers in the semiconductor industry, we believe that sales to a limited number of customers will continue to account for a substantial part of our business. We generally have limited backlog and therefore we rely upon orders that are booked and shipped in the same quarter for a majority of our revenues.

      Fiscal Year. Our fiscal year ends on the last Saturday in December. The fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 had 52 weeks each.

      Revenues. We derive our revenues from product sales, license and development fees and royalties. To date, wafer probe card sales have comprised substantially all of our revenues. Wafer probe card sales accounted for 99.8% of our revenues in fiscal 2003, 99.9% of our revenues in fiscal 2002 and 99.2% of our revenues in fiscal 2001. Revenues from license and development fees and royalties have historically not been significant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly and annual fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

      We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Wafer probe cards are complex products, custom to every specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Wafer probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of our actual demand. Inventory valuation adjustments for these factors are considered a normal component of cost of revenues.

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

      Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing and sales activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future operations, as well as from the additional costs of being a publicly traded company. As revenues increase, we expect selling, general and administrative expenses to decline as a percentage of revenues.

      Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of December 27, 2003, we had an aggregate of $11.2 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $2.4 million during fiscal 2004; $4.0 million during fiscal 2005; $3.7 million during fiscal 2006; and $1.1 million during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight-line basis over the vesting period of the related options, which is generally four years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

      Provision for Income Taxes. As of December 27, 2003, we had state net operating loss carryforwards of approximately $825,000. The state net operating loss carryforwards will expire at various dates from 2006 through 2013. We also had research and development tax credit carryforwards of approximately $108,000 and $1,126,000 for federal and state income tax purposes, respectively. The federal research and development tax credit carryforward will expire at various dates from 2021 through 2023. The state research credit can be carried forward indefinitely.

      Under the Internal Revenue Code, as amended, and similar state provisions, certain substantial changes in our ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

      In the third quarter of fiscal 2002, we released our valuation allowance recorded against our deferred tax assets because we believe that it is more likely than not that our deferred tax assets will be realized.

      Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations, excess component and order cancellation costs, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For excess component costs, the estimates are dependent on our expected use of such components and the size of the minimum order quantity imposed by the vendor in relation to our inventory requirements. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies and Estimates

      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

      A critical accounting policy is defined as a policy that is both material to the presentation of our consolidated financial statements and requires management to apply judgments that could have a material effect on our financial condition and results of operations.

      Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. In addition, we are periodically faced with uncertainties, the outcomes of which are not within our control and will not be known for prolonged periods of time. These uncertainties are discussed in the section below entitled “Trends, Risks and Uncertainties.” Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States of America, and provide a meaningful presentation of our financial condition and results of operations.

      We believe that the following are critical accounting policies:

      Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which supersedes SAB 101. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (2) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

      Revenues from product sales to customers other than distributors are recognized upon shipment and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors until the distributor confirms an order from its customer. Revenues from licensing of our design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

      Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

      From time to time, we may be subject to additional costs related to warranty claims from our customers. If and when this occurs, we generally make significant judgments and estimates in establishing the related warranty liability. This estimating process is based on historical experience, communication with our customers, and various assumptions that we believe to be reasonable under the circumstances. This additional warranty would be recorded in the determination of net income in the period in which the additional cost was identified.

      Inventory Reserve. We state our inventories at the lower of cost, computed on a first in, first out basis, or market. We record inventory reserve for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve may be required.

      Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

      Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 27, 2003 and December 28, 2002, included property and equipment of $20.5 million and $16.5 million, respectively.

      Accounting for Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of taxable income and the period over which our deferred tax assets would be recoverable. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that an increase in our valuation allowance in the future is necessary, an adjustment to the deferred tax asset would result in additional income tax expense in such period.

      As of December 29, 2001, we had recorded a full valuation allowance of $9.1 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In fiscal 2002, we released our valuation allowance because, based upon our recurring level of profitability, we believe that it is more likely than not that we will be able to utilize our deferred tax assets before they expire. In fiscal 2003, given our increasing levels of profitability, we continue to believe that it is more likely than not that we will be able to utilize our deferred tax assets before they expire.

Results of Operations

      The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended

	Dec. 29,	Dec. 28,	Dec. 27,
	2001	2002	2003

Revenues	100.0%	100.0%	100.0%
Cost of revenues	52.3	50.1	50.8

Gross margin	47.7	49.9	49.2
Operating expenses:
Research and development	19.9	18.6	15.8
Selling, general and administrative	25.2	21.6	19.4
Stock-based compensation	0.6	1.3	1.5
Restructuring charges	1.9	—	—

Total operating expenses	47.6	41.5	36.7

Operating income	0.1	8.4	12.5
Interest and other income, net	0.6	0.8	1.6

Income before income taxes	0.7	9.2	14.1
Benefit (provision) for income taxes	(0.4)	4.0	(5.4)

Net income	0.3%	13.2%	8.7%

Fiscal Years Ended December 27, 2003 and December 28, 2002

      Revenues. Revenues for fiscal 2003 were $98.3 million compared with $78.7 million, an increase of $19.6 million, or 24.9%. The $19.6 million increase was due primarily to an increase of $5.5 million in revenues from DRAM manufacturers, an increase of $8.9 million from manufacturers of flash memory devices, an increase of $5.1 million in revenues from a manufacturer of chipsets and an increase of $200,000 in other revenues.

      The majority of revenues for fiscal 2003 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $60.3 million, or 61.3% of revenues for fiscal 2003 compared to $54.8 million, or 69.6% of revenues, for fiscal 2002. The increase in revenues from DRAM manufacturers was driven primarily by an increased demand from the continued transitioning of DRAM manufacturers to higher device density, new advanced technology nodes, to 300 mm wafer size and new architectures, like DDR II.

      Continued business momentum, increased design and customer wins at manufacturers of flash memory devices increased our revenues in the market segment for fiscal 2003 compared to fiscal 2002. Revenues generated from sales to flash memory device manufacturers for fiscal 2003 were $18.1 million compared with $9.2 million for fiscal 2002, an increase of 97%.

      Revenues from manufacturers of microprocessor and other flip chip devices increased to $18.8 million for fiscal 2003 from $13.7 million for fiscal 2002. Revenues for fiscal 2003 benefited from new product introductions, such as our 175μ pitch MicroSpring contact technology and MicroForce probing technology solutions for flip chip logic applications introduced in the second quarter of 2003 with production shipments occurring in the third quarter of 2003. The significant customer concentration for these products will continue to drive quarter to quarter cyclicality from these tooling cycles.

      Revenues by geographic region for fiscal 2003 as a percentage of revenues were 50.1% in North America, 10.3% in Europe, 20.1% in Japan and 19.5% in Asia Pacific. Revenues by geographic region for fiscal 2002 as a percentage of revenues were 55.6% in North America, 15.5% in Europe, 21.8% in Asia Pacific and 7.1% in Japan. The increase in the percentage of revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices.

      The following customers accounted for more than 10% of our revenues for fiscal 2003 or fiscal 2002:

	Fiscal 2003	Fiscal 2002

Intel Corporation	30.1%	26.9%

Spirox Corporation	13.4%	20.9%

Elpida	12.4%	*

Infineon Technologies AG	10.3%	20.1%

*	Less than 10% of revenues.

      Gross Margin. Gross margin as a percentage of revenues was 49.2% for fiscal 2003 compared with 49.9% for fiscal 2002. The decrease in gross margin percentage was primarily due to increased fixed costs and a change in product mix. We increased our manufacturing fixed costs in response to a continued positive demand for our products and continued design wins. This investment, primarily in headcount, has been essential to convert our operations to a 7 day, 24 hour manufacturing shift structure, which began in the second quarter of 2003 and completed in the third quarter of 2003. This structure further increased our capacity and supports the first steps in establishing the required staffing levels to transfer our manufacturing processes into our new production facility in 2004.

      Gross margin performance will be impacted in 2004 as we begin to incur non-recurring expenses related to the bring-up of our new production facility, as well as we invest in further capacity increases in our existing production site.

      Research and Development. Research and development expenses increased to $15.6 million, or 15.8% of revenues, for fiscal 2003 compared to $14.6 million, or 18.6% of revenues, for fiscal 2002. The increase in absolute dollars is mainly due to increased personnel costs associated with an increase of product development activities in fiscal 2003. During fiscal 2003, we continued our development of next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and higher speed wafer probe. We introduced our new S200 technology, which is a high parallelism, high frequency probe card for fully tested memory die, and also our new wafer-level burn-in technology for certain DRAM device applications.

      Selling, General and Administrative. Selling, general and administrative expenses were $19.0 million for fiscal 2003, or 19.4% of revenues, compared to $17.0 million, or 21.6% of revenues, for fiscal 2002. The increase in absolute dollars was mainly due to increased personnel costs, higher sales and marketing spending, in line with higher revenues and new product introductions, and costs associated with being a public company.

      Interest and Other Income (Expense), Net. Interest and other income (expense), net was $1.6 million for fiscal 2003 compared with $642,000 for fiscal 2002. We generated greater interest income in 2003 resulting from a larger cash, cash equivalents and marketable securities balance throughout the second half of fiscal 2003 as a result of our initial public offering in June of 2003 and our follow-on offering in November of 2003. In addition, the increased business in Japan combined with the weaker dollar generated foreign currency gains of $758,000 in fiscal 2003 compared to foreign currency gains of $22,000 in fiscal 2002.

      Benefit (Provision) for Income Taxes. Provision for income taxes was $5.3 million for fiscal 2003 compared to a benefit of $3.1 million for fiscal 2002. The $3.1 million benefit for fiscal 2002 resulted from the release of the valuation allowance against our deferred tax assets in the amount of $5.9 million. The effective tax rate for fiscal 2003 was 38%. Our future effective income tax rate depends on various factors, such as pending tax law changes including but not limited to the tax benefit from export sales and research and development credits and the geographic composition of our pre-tax income.

Fiscal Years Ended December 28, 2002 and December 29, 2001

      Revenues. Revenues were $78.7 million for fiscal 2002 compared with $73.4 million for fiscal 2001, an increase of 7.2%. The $5.3 million increase was due primarily to an increase of $3.7 million in revenues from manufacturers of flash memory devices and an increase of $3.5 million in revenues from a manufacturer of chipsets, offset in part by a reduction of $1.6 million in revenues from DRAM manufacturers.

      In fiscal 2001, we introduced our wafer probe cards to manufacturers of flash memory devices. The design wins and penetration at these customers, combined with increased demand for dense flash devices, generated the increased flash memory device related revenues in fiscal 2002.

      The industry trend of faster and smaller devices resulting in increased power handling requirements has caused large scale integrated logic devices to migrate from wirebond-based package technologies to flip chip packaging. Our capabilities in flip chip microprocessor wafer probe cards enabled us to qualify and sell our wafer probe cards for chipset device probing applications, such as memory controller integrated circuits, in fiscal 2002. We generated minimal revenue from sales to chipset device manufacturers in fiscal 2001.

      Consistent with fiscal 2001, the majority of fiscal 2002 revenues were generated by sales of wafer probe cards to manufacturers of DRAM devices. The decrease in revenues from DRAM manufacturers in fiscal 2002 was due primarily to reduced design activity and weaker bit growth. In addition, sales of Rambus DRAM, or RDRAM, wafer probe cards declined in fiscal 2002 compared to fiscal 2001. During the first two quarters of fiscal 2001, parts of the semiconductor industry adopted RDRAM architecture-based memory devices for higher speed applications. This adoption drove increased design activity and demand for wafer probe cards. During the second half of fiscal 2001, demand for Rambus-based chipsets and RDRAM devices decreased, a trend that persisted through fiscal 2002. This resulted in declining overall sales due to a significant decline in demand for RDRAM wafer probe cards. For fiscal 2002, our sales of RDRAM wafer probe cards decreased by $8.7 million compared to fiscal 2001 while sales of other DRAM wafer probe cards increased by $7.1 million. The increase in our other DRAM wafer probe card revenues was primarily the result of increased sales of our DRAM large area array wafer probe cards and the industry’s conversion to DDR based DRAM devices in the second half of fiscal 2002.

      Revenues by geographic region for fiscal 2002 as a percentage of total revenues were 55.6% in North America, 15.5% in Europe, 21.8% in Asia Pacific and 7.1% in Japan. Revenues by geographical region for fiscal 2001 as a percentage of total revenues were 52.7% in North America, 13.8% in Europe, 26.6% in Asia Pacific and 6.9% in Japan. The increase in the percentage of revenues in North America was due primarily to increased sales to a manufacturer of flash memory and chipset devices. The decrease in percentage of revenues in Asia Pacific was due primarily to decreased sales to our distributor of DRAM wafer probe cards.

      The following customers accounted for 10% or more of our revenues in fiscal 2001 or fiscal 2002:

	Fiscal 2001	Fiscal 2002

Intel Corporation	12.4%	26.9%
Spirox Corporation	26.4	20.9
Infineon Technologies AG	16.1	20.1
Samsung Electronics Industries Co., Ltd	20.2	*

*	Less than 10% of revenues.

      The increase in revenues from certain of these customers for fiscal 2002 resulted from increased sales of microprocessor and flash memory wafer probe cards to one of these customers and increased sales of large area array DRAM devices to another one of these customers. In fiscal 2002, sales to certain customers were negatively impacted by an overall decreased demand for DRAM wafer probe cards.

      Gross Margin. Gross margin as a percentage of revenues was 49.9% for fiscal 2002 compared with 47.7% for fiscal 2001. The increase in gross margin percentage was primarily due to cost reduction actions associated with our restructuring in the third quarter of fiscal 2001, continued reductions in the cost of materials, and shipments of high complexity products incorporating newer technology. These benefits were partially offset by a generally less favorable pricing environment due to the overall decline in demand. We also experienced an increase in warranty expenses caused primarily by an increase in field failures at one of our customers. Gross margin in absolute dollars and as a percentage of revenues will be subject to fluctuations as we continue to introduce new technologies into our manufacturing processes and to experience cyclicality in our end markets.

      Research and Development. Research and development expenses remained flat at $14.6 million, equivalent to 18.6% of revenues for fiscal 2002 compared to 19.9% of revenues for fiscal 2001. Personnel costs for fiscal 2002 increased by approximately $230,000 from fiscal 2001 and were partially offset by a reduction of approximately $175,000 for development program materials and related costs. During the first half of fiscal 2001, we completed the development of our MicroSpring Contact on Silicon Technology, or MOST technology. During the second half of fiscal 2001, we reduced spending while focusing our research and development efforts on developing wafer probe card products. Through fiscal 2002, we continued our development of new large area array memory products and fine pitch logic products.

      Selling, General and Administrative. Selling, general and administrative expenses decreased to $17.0 million, or 21.6% of revenues, for fiscal 2002 compared to $18.5 million, or 25.2% of revenues, for fiscal 2001. The decrease was due primarily to a reduction of approximately $611,000 in personnel and recruiting costs and a reduction of approximately $752,000 in advertising, tradeshow and travel related expenses resulting from cost reduction actions taken in the second half of fiscal 2001.

      Restructuring Charges. During the third quarter of fiscal 2001, we recorded a restructuring charge of $1.4 million. We implemented the restructuring plan to better align our infrastructure with the market conditions in the semiconductor industry and to further focus the company on the wafer probe card business. The restructuring charge consisted of $880,000 for headcount reductions covering 14 employees in research and development, 23 employees in operations and 17 employees in selling, general and administrative. The majority of the affected employees were based in Livermore, California. Further, we recorded charges of

$223,000 for the consolidation of excess facilities and $277,000 for asset write-offs, primarily for property and equipment. The consolidation of excess facilities included the closure of certain corporate facilities that had been vacated. The charge of $223,000 primarily related to lease termination and noncancelable lease costs. The charge of $277,000 primarily related to the disposal of property and equipment, which primarily consisted of leasehold improvements for the excess facilities. As of December 28, 2002, the restructuring plan had been fully executed.

      Interest and Other Income, Net. Interest and other income, net for fiscal 2002 was $642,000 compared to $477,000 for fiscal 2001, reflecting lower currency losses from the revaluation and translation of certain receivables and assets denominated in foreign currencies.

      Benefit (Provision) for Income Taxes. We recorded a benefit for income taxes for fiscal 2002 of $3.1 million compared to the provision of $307,000 for fiscal 2001. The benefit resulted from the release of the valuation allowance recorded against deferred tax assets, partially offset by the provision for income taxes on pre-tax profits. The valuation allowance was released because we believe that it is more likely than not that the deferred tax assets will be realized.

Liquidity and Capital Resources

      As of December 27, 2003, we had $181.8 million in cash, cash equivalents, marketable securities and restricted cash, compared with $37.2 million as of December 28, 2002. On June 17, 2003, we completed our initial public offering in which we sold 5,605,305 shares of our common stock and we subsequently sold an additional 900,000 shares pursuant to the exercise of the underwriters’ over-allotment option. These sales resulted in net proceeds of approximately $82.0 million. On November 10, 2003 we completed our follow-on public offering in which we sold 2,249,866 shares of our common stock, including 750,000 shares sold pursuant to the underwriters’ over-allotment option. We received net proceeds of approximately $55.9 million.

      Net cash provided by operating activities was $13.0 million for fiscal 2003 compared with net cash provided by operating activities of $12.9 million for fiscal 2002 and $10.3 million for fiscal 2001. The increase in net cash provided by operations in fiscal 2003 compared to fiscal 2002 and 2001 resulted primarily from an increase in net income for fiscal 2003, when adjusted for any non-cash items, offset by increases in working capital in fiscal 2003 compared to fiscal 2002 and 2001.

      Significant non-cash adjustments that impacted net income for fiscal 2002 were the release of the valuation allowance against our deferred tax assets and inventory write-offs. Working capital increases in fiscal 2003 resulted primarily from increases in accounts receivables and inventories, partially offset by increases in accounts payable and accrued liabilities.

      Accounts receivable increased by $7.5 million for fiscal 2003 due to an increase in worldwide revenues, particularly to customers in Japan, which typically have longer payment terms. Revenues to Japanese customers increased from $5.6 million in fiscal 2002 to $19.7 million in fiscal 2003. Accounts receivable remained flat for fiscal 2002, compared to a decline of $501,000 for fiscal 2001.

      The $5.8 million increase in inventories for fiscal 2003 reflected an increase in raw materials and work-in-process to support revenue growth. Accounts payable increased as a result of the increased inventory purchases to support the revenue growth. Inventories increased in fiscal 2002 and 2001 to meet the expected demand for our products.

      Accrued liabilities increased by $2.4 million for fiscal 2003 due primarily to the increase in accrued income taxes and accrued incentive compensation. Accrued liabilities increased from $5.8 million in fiscal 2001 to $7.7 million in fiscal 2002. The increase was due to the increase in accrued incentive compensation as part of our shift to more variable compensation as well as an increase in warranty costs reflecting higher revenue levels.

      Net cash used by investing activities was $64.1 million for fiscal 2003, compared to $7.5 million used by investing activities for fiscal 2002. Net cash used by investing activities was $11.6 million for fiscal 2001. Net cash used by investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. Capital expenditures were $9.1 million for fiscal 2003, $4.2 million for fiscal 2002 and $9.4 million for fiscal 2001. We invested in the expansion of manufacturing facilities as well as in leasehold improvements to our new headquarters and manufacturing facility.

      Net cash provided by financing activities was $140.6 million for fiscal 2003 compared with net cash provided by financing activities of $863,000 for fiscal 2002. Net cash provided by financing activities was $10.0 million for fiscal 2001. In June 2003, we completed our initial public offering in which we sold 6,505,305 of our common stock. The sale of shares of common stock by us, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters resulted in aggregate gross proceeds of approximately $91.1 million, approximately $6.4 million of which we applied to underwriting discounts and approximately $2.7 million of which we applied to related costs. As a result, we received approximately $82.0 million of the offering proceeds. On November 10, 2003 we completed our follow-on public offering in which we sold 2,249,866 shares of our common stock, including an over-allotment of 750,000 shares of our common stock. We received approximately $55.9 million of the offering proceeds. Net cash provided by financing activities was primarily due to the issuance of common stock in fiscal 2002 and to the sale of our redeemable convertible preferred stock in fiscal 2001, partially offset by debt repayments in each of these periods.

      In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. The total rent obligation over the term of the lease is $21.8 million and is accounted for as an operating lease. We expect to invest approximately $25.0 million in leasehold improvements for our new headquarters and manufacturing facility through 2004. Of this amount, approximately $18.0 million relates to the design and construction of a new manufacturing facility, while the remaining amount relates to the build out and infrastructure of research and development and office space.

      In February 2003, we entered into an amended and restated loan and security agreement with Comerica Bank. Our loan and security agreement provided a revolving line of credit of up to $16.0 million. In April 2003, we borrowed funds under the revolving line of credit to pay down the outstanding amounts under the expiring equipment line of credit and term loan under our prior agreement with Comerica. We repaid the outstanding amounts under the line of credit in September 2003 and the amended and restated loan and security agreement with Comerica Bank was terminated in December 2003. We have no debt obligations that have not been recorded in our consolidated financial statements.

      The following table describes our commitments to settle contractual obligations in cash as of December 27, 2003.

	Payments Due by Fiscal Year

	2004	2005-2006	2007-2008	After 2008	Total

	(In thousands)
Operating leases	$3,419	$5,056	$5,232	$11,160	$24,867

      On January 20, 2004, we announced our fiscal 2003 annual results. Subsequently, we have concluded that all of our available-for-sale securities, regardless of their contractual maturities, should be classified as current assets because our policy is to consider all marketable securities as available for use in the current operating cycle.

      As a result we have reclassified $48.8 million of our marketable securities to current assets within our balance sheet. The above reclassification had no impact on our total assets, total liabilities, or stockholders’ equity as of December 27, 2003 or on our net income for fiscal 2003 as previously announced.

      We believe our existing cash balance, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2003, we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board, or FASB, issued a revised FASB Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity, or (VIE) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. We do not expect the adoption of FIN46R to have a material impact on our financial position or on our results of operations.

Trends, Risks and Uncertainties

      You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating FormFactor and our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

      We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In fiscal 2003, sales to manufacturers of DRAM devices accounted for 61.3% of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 18.4% of our revenues. For fiscal 2002, sales to manufacturers of DRAM devices accounted for 69.6% of our revenues, sales to manufacturers of flip chip logic devices accounted for 17.4% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.7% of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

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

      A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In fiscal 2003, four customers accounted for 66.2% of our revenues. In fiscal 2002, four customers accounted for 77.2% of our revenues. Our ten largest customers accounted for 93.5% of our revenues in fiscal 2003 and 97.4% of our revenues in fiscal 2002. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

      We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 13.4% of our revenues in fiscal 2003 and 20.9% of our revenues in fiscal 2002. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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

If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.

      We plan to move our manufacturing operations into a new facility in Livermore in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters, including into 2005. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

If we fail to effectively manage our service centers, our business might be harmed.

      In 2002, we expanded our repair and service center in Seoul, South Korea, and in 2003, we opened a repair and service center in Dresden, Germany. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, do not expand or enhance our service centers to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

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

      In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM Corporation regarding our companies’ respective intellectual property portfolios and technologies, and presently anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan

Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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

      We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. We could incur material expenses in these litigations. We may initiate other claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we threaten or initiate litigation, we may be subject to claims by third parties against which we must defend. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

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

      For instance, in May 2003, we received a Notice of Violation from the Bay Area Air Quality Management District, or BAAQMD, regarding our record keeping relating to our usage of wipe cleaning solvent. We introduced corrective action to prevent any continued or recurrent record keeping violation, and we resolved the Notice of Violation with a monetary payment which was not significant. It is possible that in the future, we may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm our operating results. By way of further example, in December 2003, we received an Inspection Report from the Department of Toxic Substances Control, or DTSC, in connection with an inspection conducted in August 2003 of the Company’s facilities. The DTSC Report reflects certain violations that had not been previously addressed by us in correspondence with the DTSC. We promptly took appropriate steps to address all of the violations noted, believe that all such violations were addressed, and sent correspondence to the DTSC confirming such corrective steps. At the present time it is not clear whether any monetary penalty will be imposed by the DTSC for the violations, and if so, the relative significance of the penalty. In January 2004, we received a Notice of Violation from the BAAQMD for “Failure to Meet Permit Condition” during a routine inspection of our facilities conducted by an Inspector with the Compliance & Enforcement Division of the BAAQMD. The January BAAQMD Notice reflects that we recently exceeded permissible usage limits on its solvent bench operations. The limit was exceeded only recently, in November 2003. We have identified appropriate corrective action and are also continuing our efforts to get the permit modified to reflect the current usage requirements. Notwithstanding our contemplated corrective action, the January BAAQMD Notice remains unresolved and we may be subject to a penalty based upon the unresolved January BAAQMD Notice. In view of the May BAAQMD Notice discussed above and the fact that a payment was associated with the resolution thereof, we presently believe that it is likely the January BAAQMD Notice will result in the imposition of a monetary penalty. At the present time it is not clear whether any monetary payment would be significant. In February 2004, a contractor at our manufacturing facility discharged certain diesel fuel mixed with water into a storm drain. We notified the appropriate agencies, assisted in their investigation and in the activities of a third party to assist with the cleanup activities. We have not yet been notified as to whether any financial penalties will be imposed based upon the incident and, if imposed, whether such penalties would be significant.

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

      Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 49.9% for fiscal 2003 and 44.4% for fiscal 2002. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

      The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.

      We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws including pending tax law changes, such as the benefit from export sales and the research and development credit by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

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

      The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales or perceived sales of substantial amounts of our common stock held by existing stockholders.

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

      Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own a large percentage of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. As a result, corporate actions might be taken even if other stockholders, including you, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

Our management has broad discretion over the use of the proceeds to us from our public offerings of common stock and might not apply the proceeds of our public offerings in ways that enhance our results of operations.

      Our management has broad discretion to use the net proceeds from our public offerings, which include our initial public offering and our follow-on public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. We intend to use a portion of the net proceeds from our initial public offering for leasehold improvements at our new corporate headquarters and manufacturing facility. Although we expect our management to use the remaining net proceeds from our public offerings for general corporate purposes, including working capital and for potential strategic investments or acquisitions, we have not allocated these net proceeds for specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.

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

      Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed “for cause” and only with the approval of 66 2/3% of our stockholders;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

      Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our operations in Germany, United Kingdom, Japan and Korea operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers, which are denominated in Japanese Yen increased significantly in fiscal 2003. As a result, we are exposed to foreign currency fluctuations. We recorded the resulting currency gains or losses in our consolidated income statement. As of December 27, 2003 we did not enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.

      In March of 2004, we entered into three forward exchange contracts to hedge a portion of, but not all, existing and anticipated foreign currency transactions denominated in Japanese Yen expected to occur within six months. These outstanding foreign currency forward exchange contracts allow us to sell 605.5 million Yen for U.S. dollar $5.4 million with contract rates ranging from 112.49 Yen to 112.62 Yen per U.S. dollar. These contracts expire on various dates through July 2004. We do not use derivative financial instruments for trading or speculative purposes.

      Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit (see Note 3 of the Notes to Consolidated Financial Statements). The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 27, 2003, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 8:	Consolidated Financial Statements and Supplementary Data

Consolidated Financial Statements

      The consolidated financial statements of FormFactor required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of FormFactor’s consolidated financial statements.

Selected Quarterly Financial Data

      The following selected quarterly financial data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from unaudited consolidated financial statements of FormFactor that, in the Company’s opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with FormFactor’s consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31,	June 30,	Sept. 29,	Dec. 29,	Mar. 30,	June 29,	Sept. 28,	Dec. 28,	Mar. 29,	June 28,	Sept. 27,	Dec. 27,
	2001	2001	2001	2001	2002	2002	2002	2002	2003	2003	2003	2003

Revenues	$19,849	$21,507	$16,021	$16,056	$17,288	$18,510	$20,729	$22,157	$18,669	$22,094	$26,076	$31,463
Cost of revenues	10,410	11,269	8,477	8,229	8,859	9,422	10,259	10,916	9,800	11,469	13,213	15,447

Gross margin	9,439	10,238	7,544	7,827	8,429	9,088	10,470	11,241	8,869	10,625	12,863	16,016
Operating expenses:
Research and development	4,073	4,323	3,054	3,169	3,249	3,579	3,828	3,936	3,525	3,831	3,966	4,247
Selling, general and administrative	4,730	5,230	4,344	4,196	3,992	4,172	4,265	4,576	4,013	4,478	4,980	5,573
Stock-based compensation	58	102	103	206	165	302	283	289	333	371	396	384
Restructuring charges	—	—	1,380	—	—	—	—	—	—	—	—	—

Total operating expenses	8,861	9,655	8,881	7,571	7,406	8,053	8,376	8,801	7,871	8,680	9,342	10,204

Operating income (loss)	578	583	(1,337)	256	1,023	1,035	2,094	2,440	998	1,945	3,521	5,812
Interest and other income (expense), net	(74)	94	229	228	155	164	85	238	129	131	520	786

Income (loss) before income taxes	504	677	(1,108)	484	1,178	1,199	2,179	2,678	1,127	2,076	4,041	6,598
Benefit (provision) for income taxes	(207)	(291)	426	(235)	(332)	(485)	5,031	(1,089)	(428)	(789)	(1,536)	(2,530)

Net income (loss)	$297	$386	$(682)	$249	$846	$714	$7,210	$1,589	$699	$1,287	$2,505	$4,068

Net income (loss) per share:
Basic	$.08	$.10	$(.16)	$.06	$.19	$.16	$1.61	$.35	$.15	$.12	$.07	$.11
Diluted	$.01	$.01	$(.16)	$.01	$.03	$.02	$.24	$.05	$.02	$.04	$.07	$.10
Weighted-average number of shares used in per share calculations:
Basic	3,790	3,941	4,137	4,248	4,391	4,438	4,478	4,529	4,539	10,894	34,117	35,617
Diluted	27,924	28,353	4,137	29,038	29,823	29,535	29,575	29,227	29,266	31,170	37,905	39,460

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 27, 2003, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

      As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the fourth quarter of 2003 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

Limitations on Effectiveness of Controls

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

Item 10:	Directors and Executive Officers of the Registrant

      Information concerning FormFactor’s directors, including FormFactor’s audit committee and audit committee financial expert, appear in FormFactor’s Proxy Statement, under the section entitled “Election of Directors.” Such information in this portion of the Proxy Statement is incorporated herein by reference.

      For information with respect to FormFactor’s executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the section entitled “Executive Officers.”

      Information concerning Section 16(a) beneficial ownership reporting compliance appears in FormFactor’s Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information in this portion of the Proxy Statement is incorporated herein by reference.

      FormFactor has adopted a Statement of Corporate Code of Business Conduct that applies to all directors, officers and employees of FormFactor and a Statement of Financial Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer and other employees in our finance department. Information concerning these codes appears in FormFactor’s Proxy Statement under the section entitled “Election of Directors — Corporate Codes.” Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 11:	Executive Compensation

      Information concerning executive compensation and related information appears in FormFactor’s Proxy Statement under the section entitled “Executive Compensation and Related Information.” Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding FormFactor’s equity compensation plans, appears in FormFactor’s Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions appears in FormFactor’s Proxy Statement under the section entitled “Certain Relationships and Related Transactions.” Such information in this portion of the Proxy Statement is incorporated by reference.

Item 14:	Principal Accountant Fees and Services

      Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures appear in FormFactor’s Proxy Statement under the section entitled “Ratification of Selection of Independent Auditors.” Such information in this portion of the Proxy Statement is incorporated herein by reference

PART IV

Item 15:	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K:

           (1) Consolidated Financial Statements:

                    Report of Independent Auditors
                    Consolidated Balance Sheets
                    Consolidated Income Statements
                    Consolidated Statements of Stockholders’ Equity (Deficit)
                    Consolidated Statements of Cash Flows
                    Notes to Consolidated Financial Statements

           (2) Financial Statement Schedule:

                    Report of Independent Auditors
                    Schedule II — Valuation and Qualifying Accounts

           (3) Exhibits:

                    The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/16/03	7, 12	FormFactor announced earnings for the quarter ended September 27, 2003.
10/16/03	5, 7	FormFactor announced its intention to file a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
10/20/03	5, 7	FormFactor announced the filing of a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
11/04/03	5, 7	FormFactor announced the pricing of its public follow-on offering.

      (c) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

10	.11*	Key Management Bonus Plan (2004)
10	.12*	Sales Incentive Plan (first half 2004)
10.35		Letter Agreement by and between Infineon Technologies Aktiengesellschaft and FormFactor dated December 10, 2003
10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and FormFactor dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and FormFactor dated August 18, 2003
23.01		Consent of Independent Accountants
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 19th day of March 2004.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Senior Vice President of Operations and
and Chief Financial Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Dr. Igor Y. Khandros, Jens Meyerhoff and Stuart L. Merkadeau, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ DR. IGOR Y. KHANDROS Dr. Igor Y. Khandros	Chief Executive Officer, President and Director	March 19, 2004

Principal Financial Officer:

/s/ JENS MEYERHOFF Jens Meyerhoff	Senior Vice President of Operations and Chief Financial Officer	March 19, 2004

Principal Accounting Officer:

/s/ MICHAEL M. LUDWIG Michael M. Ludwig	Vice-President of Human Resources and Finance, and Controller	March 19, 2004

Signature	Title	Date

Additional Directors:

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	March 19, 2004

/s/ DR. THOMAS J. CAMPBELL Dr. Thomas J. Campbell	Director	March 19, 2004

/s/ DR. WILLIAM H. DAVIDOW Dr. William H. Davidow	Director	March 19, 2004

/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	March 19, 2004

/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	March 19, 2004

CONSOLIDATED FINANCIAL STATEMENTS

      As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of FormFactor are provided in this section as follows:

Report of Independent Auditors

The Board of Directors and Stockholders of FormFactor, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. (the “Company”) and its subsidiaries at December 28, 2002 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 17, 2004

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 27,
	2002	2003

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,786	$116,305
Marketable securities	7,557	62,965
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	11,986	19,698
Inventories, net	4,230	8,025
Deferred tax assets	2,571	2,575
Prepaid expenses and other current assets	3,463	2,744

Total current assets	56,593	212,312
Restricted cash	2,835	2,550
Property and equipment, net	16,538	20,495
Deferred tax assets	1,068	398
Other assets	484	356

Total assets	$77,518	$236,111

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$375	$—
Notes payable, current portion	500	—
Accounts payable	6,712	10,579
Accrued liabilities	7,677	10,147
Deferred revenue and customer advances	793	1,005

Total current liabilities	16,057	21,731
Notes payable, less current portion	625	—
Deferred revenue and customer advances	672	433

Total liabilities	17,354	22,164

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003 (Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)	64,895	—
Redeemable convertible preferred stock warrants	306	—

	65,201	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares
Issued and outstanding: none in 2002 and 2003	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	5	37
Additional paid-in capital	20,064	226,630
Notes receivable from stockholders	(3,447)	(661)
Deferred stock-based compensation, net	(12,294)	(11,249)
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(9,365)	(806)

Total stockholders’ equity (deficit)	(5,037)	213,947

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,518	$236,111

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands, except per share data)
Revenues	$73,433	$78,684	$98,302
Cost of revenues(1)	38,385	39,456	49,929

Gross margin	35,048	39,228	48,373

Operating expenses:
Research and development(1)	14,619	14,592	15,569
Selling, general and administrative(1)	18,500	17,005	19,044
Stock-based compensation	469	1,039	1,484
Restructuring charges	1,380	—	—

Total operating expenses	34,968	32,636	36,097

Operating income	80	6,592	12,276
Interest income	989	808	1,041
Interest expense	(170)	(79)	(38)
Other income (expense), net	(342)	(87)	563

	477	642	1,566

Income before income taxes	557	7,234	13,842
Benefit (provision) for income Taxes	(307)	3,125	(5,283)

Net income	$250	$10,359	$8,559

Net income per share:
Basic	$0.06	$2.33	$0.41

Diluted	$0.01	$0.35	$0.25

Weighted-average number of shares used in per share calculations:
Basic	4,029	4,448	21,047

Diluted	28,654	29,554	34,165

(1) Amounts exclude stock-based compensation, as follows:
Cost of revenues	$27	$172	$223
Research and development	139	217	460
Selling, general and administrative	303	650	801

Total	$469	$1,039	$1,484

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 29, 2001,
December 28, 2002 and December 27, 2003

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other
			Paid-in	from	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Total

	(In thousands, except share data)
Balances, December 30, 2000	4,458,287	$4	$5,529	$(3,961)	$(184)	$—	$(19,974)	$(18,586)
Issuance of common stock pursuant to exercise of options for cash and notes receivable	168,229	1	340	(43)	—	—	—	298
Issuance of common stock for services provided	2,462	—	15	—	—	—	—	15
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(50,528)	—	(214)	186	—	—	—	(28)
Deferred stock-based compensation	—	—	4,356	—	(4,356)	—	—	—
Recognition of stock-based compensation	—	—	—	—	469	—	—	469
Net income	—	—	—	—	—	—	250	250

Balances, December 29, 2001	4,578,450	5	10,026	(3,818)	(4,071)	—	(19,724)	(17,582)
Repayment of notes receivable from stockholders	—	—	—	26	—	—	—	26
Issuance of common stock pursuant to exercise of options for cash	223,113	—	1,070	—	—	—	—	1,070
Issuance of common stock for services provided	7,538	—	57	—	—	—	—	57
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(128,983)	—	(351)	345	—	—	—	(6)
Deferred stock-based compensation, net of cancellations	—	—	9,262	—	(9,262)	—	—	—
Recognition of stock-based compensation	—	—	—	—	1,039	—	—	1,039
Net income	—	—	—	—	—	—	10,359	10,359

Balances, December 28, 2002	4,680,118	5	20,064	(3,447)	(12,294)	—	(9,365)	(5,037)
Repurchase of common stock	(100,000)	—	(200)	—	—	—	—	(200)
Issuance of common stock in connection with initial public offering and follow-on offering, net of issuance costs	8,755,171	9	137,826	—	—	—	—	137,835
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	23,002,626	23	64,872	—	—	—	—	64,895
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	306	—	—	—	—	306
Issuance of common stock pursuant to net exercise of common stock warrants	45,338	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	2,786	—	—	—	2,786
Issuance of common stock pursuant to exercise of options for cash	425,653	—	1,655	—	—	—	—	1,655
Tax benefit from exercise of common stock options	—	—	1,668	—	—	—	—	1,668
Deferred stock-based compensation, net of cancellations	—	—	439	—	(439)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	1,484	—	—	1,484
Components of other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	47	—	47
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	—	8,559	8,559

Comprehensive income								8,555

Balances, December 27, 2003	36,808,906	$37	$226,630	$(661)	$(11,249)	$(4)	$(806)	$213.947

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(In thousands)
Cash flows from operating activities:
Net income	$250	$10,359	$8,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,745	5,392	5,147
Stock-based compensation expense	469	1,039	1,484
Common stock issued for services provided	15	57	—
Deferred tax assets	—	(3,639)	666
Tax benefits from employee stock option plans	—	—	1,668
Interest income from stockholders’ notes receivable	(257)	(238)	(160)
Provision for doubtful accounts	(166)	(161)	(150)
Provision for excess and obsolete inventories	969	(1,157)	1,959
Loss on disposal of property and equipment	194	322	10
Non-cash restructuring expenses	277	—	—
Changes in assets and liabilities:
Accounts receivable	501	38	(7,547)
Inventories	(522)	(683)	(5,755)
Prepaids and other current assets	(268)	(1,412)	918
Accounts payable	1,246	1,163	3,842
Accrued liabilities	2,307	1,828	2,359
Deferred revenues	501	(55)	(28)

Net cash provided by operating activities	10,261	12,853	12,972

Cash flows from investing activities:
Acquisition of property and equipment	(9,356)	(4,177)	(9,080)
Purchase of marketable securities	(17,865)	(23,136)	(153,641)
Proceeds from maturities of marketable securities	15,817	22,590	98,280
Restricted cash	—	(2,835)	285
Other assets	(203)	63	83

Net cash used in investing activities	(11,607)	(7,495)	(64,073)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	10,072	—	—
Proceeds from issuance of common stock, net	298	1,070	139,490
Repayment of notes receivable from stockholders	—	26	2,786
Repurchase of common stock	(28)	(6)	(200)
Proceeds from issuance of notes payable	2,000	—	—
Proceeds from issuance of bank line of credit	—	375	1,000
Repayment of notes payable	(2,365)	(602)	(1,125)
Repayment of bank line of credit	—	—	(1,375)

Net cash provided by financing activities	9,977	863	140,576

Effect of exchange rate changes on cash and cash Equivalents	—	—	44
Net increase in cash and cash equivalents	8,631	6,221	89,519
Cash and cash equivalents, beginning of year	11,934	20,565	26,786

Cash and cash equivalents, end of year	$20,565	$26,786	$116,305

Non-cash financing activities:
Common stock issued for notes receivable	$43	$—	$—
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$186	$345	$200
Conversion of redeemable convertible preferred stock and warrants to common stock	$—	$—	$65,201
Deferred stock-based compensation	$4,356	$9,262	$439
Supplemental disclosure of cash flow information:
Interest paid	$170	$79	$38
Income taxes paid	$271	$179	$2,573

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Formation and Business of the Company:

      FormFactor, Inc. (the “Company”) was incorporated on April 15, 1993 to design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has offices in California, Japan, Hungary, Germany and South Korea.

Initial Public Offering

      The Securities and Exchange Commission declared the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Under this registration statement, the Company registered 6,900,000 shares of its common stock, including 900,000 shares subject to the underwriter’s over-allotment option, with an aggregate public offering price of $96,600,000. The Company registered 6,505,305 of these shares on its behalf and 394,695 of these shares on behalf of certain stockholders of the Company, including a director and certain officers of the Company.

      In June 2003 the Company completed its initial public offering in which it sold 5,605,305 shares of the Company’s common stock that it registered on its behalf and 394,695 shares on behalf of the selling stockholders. The shares were sold for the aggregate public offering price of $84,000,000. The underwriters exercised their over-allotment option to purchase 900,000 shares on June 20, 2003 and in connection with the option’s exercise, the Company sold 900,000 shares for the aggregate public offering price of $12,600,000. The sale of shares of common stock by the Company, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $91,100,000, approximately $6,400,000 of which the Company applied to underwriting discounts and commissions and approximately $2,700,000 of which the Company applied to related costs. As a result, the Company received approximately $82,000,000 of the offering proceeds.

      The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $5,500,000, approximately $2,700,000 of which the selling stockholders paid to the Company to repay loans from the Company and approximately $387,000 of which the selling stockholders applied to underwriting discounts and commissions. As result, the selling stockholders received approximately $2,400,000 of the offering proceeds.

Follow-On Public Offering

      The Securities and Exchange Commission declared the Company’s follow-on registration statement, which the Company filed on Form S-1 (Registration No. 333-109815) under the Securities Act of 1933 in connection with the follow-on public offering of its common stock, effective on November 4, 2003. Under this registration statement, the Company and certain stockholders of the Company offered 5,750,000 shares of the Company’s common stock, including 750,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $149,500,000. The Company registered 2,249,866 of these shares, including 750,000 shares subject to the underwriters’ over-allotment option, on its behalf and 3,500,134 of these shares on behalf of certain stockholders of the Company, including certain officers of the Company and an officer who is also a director of the Company.

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of approximately $91,000,000, of which $4,100,000 was applied to underwriting discounts and commissions. As a result, the selling stockholders received approximately $86,900,000 of the offering proceeds.

Note 2 — Summary of Significant Accounting Policies:

Basis of Consolidation and Foreign Currency Translation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

      Translation adjustments resulting from the process of remeasuring into the United States of America dollar the foreign currency financial statements of the Company’s wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company’s international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to cumulative comprehensive income.

Use of Estimates

      In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include allowance for doubtful accounts receivable, reserves for product warranty, reserves for obsolete and slow moving inventory, income taxes and accrual for other liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and various deposit accounts.

Marketable Securities

      The Company has classified its marketable securities as “available-for-sale.” All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method. Both realized and unrealized gains have not been significant to date.

Restricted Cash

      Under the terms of one of its facility leases, the Company provides security to the landlord in the form of six letters of credit totaling $2,830,000 (see Note 5). In July 2002, the letters of credit were secured by a certificate of deposit of $2,835,000, which was classified as restricted cash as of December 28, 2002. In June 2003, the letters of credit were secured by a deposit in a money market account of $2,550,000, which has been classified as restricted cash as of December 27, 2003.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

      Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts.

      The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. These factors make inventory valuation adjustments part of the normally occurring cost of revenue. The aggregate inventory valuation adjustments equal the additions to the inventory reserves and were $4,504,000, $1,279,000 and $3,687,000 for the years ended December 29, 2001, December 28, 2002, and for December 27, 2003, respectively. The Company retains the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty demand. When the customer’s design is discontinued, the Company disposes of any excess inventory. The Company wrote-off inventories of $3,535,000 in fiscal year 2001 and $2,436,000 in fiscal year 2002 but did not write-off any inventories in fiscal year 2003.

Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the estimated useful lives of the assets, generally two to five years. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is less. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

      The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty Accrual

      The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the year ending December 28, 2002 and December 27, 2003 follows (in thousands):

Warranty accrual at December 29, 2001	$430
Reserve for warranties issued during the year	1,688
Settlements made during the year	(1,439)

Warranty accrual at December 28, 2002	679
Reserve for warranties issued during the year	722
Settlements made during the year	(955)

Warranty accrual at December 27, 2003	$446

      Management believes that the accrual balance at December 27, 2003 is adequate to cover estimated future costs associated with warranty claims.

Concentration of Credit Risk and Other Risks and Uncertainties

      The Company maintains its cash, cash equivalents and marketable securities in accounts with three major financial institutions in the United States of America and in countries where subsidiaries operate, in the form of demand deposits and money market accounts. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

      Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of notes payable and the bank line of credit at December 28, 2002 approximate fair value. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

      The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal year 2001, four customers accounted for approximately 26%, 20%, 16% and 12% of revenues. In fiscal year 2002, three customers accounted for approximately 27%, 21% and 20% of revenues. In fiscal 2003, four customers accounted for approximately 30%, 13%, 12% and 10% of revenues. At December 28, 2002, three customers accounted for approximately 26%, 25% and 19% of accounts receivable. At December 27, 2003, three customers accounted for approximately 38%, 10% and 10% of accounts receivable.

      The Company operates in the intensely competitive semiconductor industry, primarily dynamic random access memory, or DRAM, which has been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

      Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which in turn could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Revenue Recognition

      The Company recognizes revenue upon shipment where there is a contract or purchase order, the fee is fixed or determinable and where collectibility of the resulting receivable is reasonably assured. Revenues from product sales to customers other than distributors are recognized upon shipment and reserves are provided for estimated returns and allowances. Although the Company’s distributor has no price protection rights or rights to return product, other than for warranty claims, the Company defers recognition of revenue from its distributor until the distributor confirms an order from its customer, given the lack of visibility into the distributor’s inventory levels. Revenues from the licensing of the Company’s design and manufacturing technology are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

Research and Development

      Research and development costs are charged to operations as incurred.

Advertising Costs

      Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal years 2001, 2002 and 2003 were approximately $328,000, $114,000 and $210,000 respectively.

Income Taxes

      The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segments

      The Company operates in one segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards, using one measurement of profitability to manage its business.

Stock-based Compensation

      The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.”

      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net income would have been changed to the pro-forma amounts as follows (in thousands, except per share data):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Net income, as reported	$250	$10,359	$8,559
Add: Stock-based employee compensation expense included in reported net income, net of tax	195	616	918
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,269)	(1,316)	(2,892)

Pro forma net income (loss)	$(824)	$9,659	$6,585

Net income (loss) per share
Basic:
As reported	$0.06	$2.33	$0.41

Pro forma	$(0.20)	$2.17	$0.31

Diluted:
As reported	$0.01	$0.35	$0.25

Pro forma	$(0.20)	$0.33	$0.20

      The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering in June 2003, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Since June 12, 2003, the Company includes an expected volatility factor of 67% in addition to the factors described in the following table in determining the fair value of all options granted. Therefore, the pro forma net income and pro forma net income per share may not be representative for future periods. The assumptions used are as follows:

	Stock Options Years Ended			ESPP Year Ended

	December 29,	December 28,	December 27,	December 27,
	2001	2002	2003	2003

Risk-free interest rate	4.58%	4.48%	3.00%	0.89%
Expected life (in years)	5	5	5	0.5
Dividend yield	—	—	—	—
Expected volatility	—	—	67%	67%

      The weighted-average per share grant date fair value of options granted during the years ended December 29, 2001, December 28, 2002 and December 27, 2003 was $1.06, $1.32 and $7.55, respectively. The weighted average estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $6.63 per share for fiscal 2003.

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which require that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share

      Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Numerator:
Net income	$250	$10,359	$8,559

Denominator:
Weighted-average common stock outstanding	4,557	4,675	21,218
Less: Weighted-average shares subject to repurchase	(528)	(227)	(171)

Weighted-average shares used in computing basic net income per share	4,029	4,448	21,047
Dilutive potential common shares used in computing diluted net income per share	24,625	25,106	13,118

Total weighted-average number of shares used in computing diluted net income per share	28,654	29,554	34,165

      The following outstanding options and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 29,	December 28,	December 27,
	2001	2002	2003

Options to purchase common stock	1,164	258	250
Warrants	46	46	—

Comprehensive Income (Loss)

      Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of equity. The component of comprehensive income (loss) is reported on the Company’s consolidated statements of stockholders’ equity (deficit).

Recent Accounting Pronouncements

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The Company does not expect the adoption of FIN 46R to have a material impact on the Company’s financial position or results of operations.

Note 3 — Balance Sheet Components:

      Marketable securities at December 27, 2003 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate bonds and notes	$17,137	$5	$(4)	$17,138
Municipal bonds	29,782	9	(12)	29,779
U.S. government agencies	16,000	48	—	16,048

Total	$62,919	$62	$(16)	$62,965

      Marketable securities at December 28, 2002 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate bonds and notes	$1,510	$2	$—	$1,512
Foreign Debt Securities	1,503	1	—	1,504
Municipal bonds	1,043	—	—	1,043
U.S. government agencies	3,494	4	—	3,498

Total	$7,550	$7	$—	$7,557

      Contractual maturities of marketable securities as of December 27, 2003 were as follows (in thousands):

		Market
	Cost	Value

Due in one year or less	$14,148	$14,139
Due after one through three years	48,771	48,826

	$62,919	$62,965

      For fiscal 2001 and 2002 gross realized gains on sales or maturities of marketable securities were not material. For fiscal 2003, the Company did not incur any gains or losses on sales or maturities of marketable securities.

      Inventories, net of reserves, consisted of the following (in thousands):

	December 28,	December 27,
	2002	2003

Raw materials	$1,520	$3,128
Work-in-progress	2,319	4,628
Finished goods	391	269

	$4,230	$8,025

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Property and equipment consisted of the following (in thousands):

	December 28,	December 27,
	2002	2003

Machinery and equipment	$19,265	$24,768
Computer equipment and software	6,046	6,866
Furniture and fixtures	682	632
Leasehold improvements	3,047	3,127
Construction-in-progress	5,046	7,770

	34,086	43,163
Less: Accumulated depreciation and amortization	(17,548)	(22,668)

	$16,538	$20,495

      Depreciation and amortization of property and equipment for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 was approximately $4,433,000, $5,315,000 and $5,086,000, respectively.

      Accrued liabilities consisted of the following (in thousands):

	December 28,	December 27,
	2002	2003

Accrued compensation and benefits	$4,746	$6,949
Accrued commissions	402	387
Other accrued expenses	2,529	2,811

	$7,677	$10,147

Note 4 — Restructuring Charges and Expenses:

      During fiscal 2001, the Company recorded a restructuring charge of approximately $1,400,000. The Company implemented the restructuring plan to better align the infrastructure with the market conditions in the semiconductor industry and to further focus the Company on the wafer probe card business. The restructuring charge consisted of $880,000 for headcount reductions covering 14 employees in research and development, 23 employees in operations and 17 employees in selling, general and administrative. The majority of the affected employees were based in Livermore, California. Further, the Company recorded $223,000 for the consolidation of excess facilities and $277,000 for asset write-offs, primarily for property and equipment. The consolidation of excess facilities included the closure of certain corporate facilities that had been vacated. The charge of $223,000 primarily related to lease termination and noncancelable lease costs. Property and equipment that was disposed of resulted in a charge of $277,000 and primarily consisted of leasehold improvements for the excess facilities. As of December 28, 2002, the restructuring plan had been fully executed and there were no remaining payments to be made in respect of the restructuring.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information related to the restructuring plan follows (in thousands):

		Lease
	Workforce	Contractual
	Reductions	Commitments	Facilities	Total

Restructuring provisions at August 16, 2001	$880	$223	$277	$1,380
Utilized:
Non-cash	—	—	(277)	(277)
Cash	(615)	(47)	—	(662)

Restructuring liability at December 29, 2001	265	176	—	441
Utilized:
Cash	(265)	(176)	—	(441)

Restructuring liability at December 28, 2002	$—	$—	$—	$—

Note 5 — Notes Payable and Bank Line of Credit:

      In March 2001, the Company entered into a financing agreement with Comerica Bank which provided for total borrowings up to $16,000,000. The terms of the agreement provide for a revolving line of credit, up to the commitment amount of $12,000,000 for working capital requirements and the issuance of letters of credit, an equipment line of credit, which provided for borrowings up to $2,000,000, and a term loan of $2,000,000, to be used only to consolidate and refund other existing long-term debt. The Company executed the term loan of $2,000,000, and as of December 28, 2002, had an outstanding balance of $1,125,000. In March 2002, the Company drew down $375,000 against the equipment line of credit. Borrowings under the equipment line of credit accrued interest at an annual rate of 4.25%. As of December 28, 2002, the Company had an outstanding balance of $375,000 under the equipment line of credit, which has been classified as a current liability. In addition, six letters of credit totaling $2,830,000 have been issued to the lessor of the Company’s facilities. All borrowings under the financing agreements are collateralized by all of the Company’s assets.

      In February 2003, the Company amended and restated its loan and security agreement with Comerica Bank. The loan and security agreement provided a revolving line of credit to allow for a maximum commitment amount of up to $16,000,000. In April 2003, the Company borrowed $1,000,000 under the revolving line of credit to pay down the outstanding amounts under the expiring equipment line of credit and term loan under the Company’s prior agreement with Comerica Bank. The Company repaid the outstanding amounts under the line of credit in September 2003 and the restated loan and security agreement with Comerica Bank was terminated in December 2003.

Note 6 — Commitments and Contingencies:

Environmental Matters

      The Company is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply to the Company. In May 2003, the Company received a Notice of Violation from the Bay Area Air Quality Management District, or “BAAQMD,” regarding its record keeping relating to its usage of wipe cleaning solvent. The Company introduced corrective action to prevent any continued or recurrent record keeping violation, and the Company resolved the Notice of Violation with a monetary payment that was not significant. In connection with an inspection conducted in August 2003 of the Company’s facilities, the Company received in December 2003 an Inspection Report from the Department of Toxic Substances Control, or “DTSC.” The DTSC report reflects certain violations that had not been previously addressed by the Company in correspondence with the DTSC. The Company promptly took

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

appropriate steps to address all of the violations noted, believes that all such violations were addressed, and sent correspondence to the DTSC confirming such corrective steps. At the present time it is not clear whether any monetary penalty will be imposed by the DTSC for the violations, and if so, the relative significance of the penalty. In January 2004, the Company received a Notice of Violation from the BAAQMD for “Failure to Meet Permit Condition” during a routine inspection of the Company’s facilities conducted by an Inspector with the Compliance & Enforcement Division of the BAAQMD. The January BAAQMD Notice reflects that the Company recently exceeded permissible usage limits on its solvent bench operations. The limit was exceeded only recently, in November 2003. The Company has identified appropriate corrective action and it is also continuing its efforts to get the permit modified to reflect the current usage requirements. Notwithstanding the Company’s contemplated corrective action, the January BAAQMD Notice remains unresolved and the Company may be subject to a penalty based upon the unresolved matters set forth in the January BAAQMD Notice. In view of the May BAQMD Notice discussed above and the fact that a payment was associated with the resolution thereof, the Company presently believes that it is likely that the January BAAQMD Notice will result in the imposition of a monetary penalty. At the present time it is not clear whether any monetary payment would be significant.

      It is possible that in the future, the Company may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could have a negative effect on the Company’s operating results.

Leases

      The Company leases its facilities under various operating leases which expire through December 2012. In addition to the base rental, the Company is responsible for certain taxes, insurance and maintenance costs. Under the terms of the lease agreements, the Company has the option to extend the term leases. As of December 27, 2003, aggregate future minimum lease payments are as follows (in thousands):

2004	$3,419
2005	2,569
2006	2,487
2007	2,572
2008	2,660
Thereafter	11,160

$24,867

      Rent expense for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 was approximately $1,016,000, $2,902,000 and $3,417,000, respectively.

Indemnification Arrangements

      The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each potential future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s consolidated balance sheet as of December 27, 2003.

Legal Matters

      On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation (“Phicom”), a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. The Company could incur material expenses in these litigations.

      From time to time, the Company may become involved in litigation relating to additional claims arising from the ordinary course of business. Other than previously disclosed, management of the Company is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

Note 7 — Redeemable Convertible Preferred Stock:

      From April through December 1995, the Company sold 6,389,103 shares of Series A redeemable convertible preferred stock to new investors for net cash proceeds of $349,000.

      In December 1995, the Company sold 3,448,293 shares of Series B redeemable convertible preferred stock to new investors for net cash proceeds of $2,967,000.

      From May through July 1996, the Company sold 3,298,161 shares of Series C redeemable convertible preferred stock to existing and 60% to new investors for net cash proceeds of $5,426,000.

      From April 1997 through October 1998, the Company sold 5,552,973 shares of Series D redeemable convertible preferred stock to existing and 84% to new investors for net cash proceeds of $19,221,000. In October 2000, the Company issued an additional 326,545 shares of Series D redeemable convertible preferred stock pursuant to the exercise of a warrant. In June 2002, the Company issued an additional 8,083 shares of Series D redeemable convertible preferred stock pursuant to the exercise of a warrant.

      From August through October 1999, the Company sold 2,666,666 shares of Series E redeemable convertible preferred stock to existing and 80% to new investors for net cash proceeds of $19,950,000.

      From September through November 2000, the Company sold 633,130 shares of Series F redeemable convertible preferred stock to existing and 94% to new investors for net cash proceeds of $6,910,000.

      From July through September 2001, the Company sold 679,672 shares of Series G redeemable convertible preferred stock to an existing and 98% to new investors for net cash proceeds of $10,072,000.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 29, 2001, the redeemable convertible preferred stock comprised (in thousands, except share and per share data):

		Number of	Proceeds,
	Number of	Shares	Net of	Liquidation	Annual
	Shares	Issued and	Issuance	Preference	Dividends
	Authorized	Outstanding	Cost	Per Share	Per Share

Series A	6,389,103	6,389,103	$349	$—	$0.0424
Series B	3,527,258	3,448,293	2,967	0.87	0.0696
Series C	3,300,000	3,298,161	5,426	1.65	0.1320
Series D	6,376,812	5,879,518	19,221	3.45	0.2760
Series E	2,866,667	2,666,666	19,950	7.50	0.6000
Series F	750,000	633,130	6,910	11.00	0.8800
Series G	1,470,000	679,672	10,072	15.00	1.2000

	24,679,840	22,994,543	$64,895

      As of December 28, 2002 the redeemable convertible preferred stock comprised (in thousands, except share and per share data):

		Number of	Proceeds,
	Number of	Shares	Net of	Liquidation	Annual
	Shares	Issued and	Issuance	Preference	Dividends
	Authorized	Outstanding	Cost	Per Share	Per Share

Series A	6,389,103	6,389,103	$349	$—	$0.0424
Series B	3,521,020	3,448,293	2,967	0.87	0.0696
Series C	3,298,161	3,298,161	5,426	1.65	0.1320
Series D	5,893,731	5,887,601	19,221	3.45	0.2760
Series E	2,666,666	2,666,666	19,950	7.50	0.6000
Series F	678,630	633,130	6,910	11.00	0.8800
Series G	679,672	679,672	10,072	15.00	1.2000

	23,126,983	23,002,626	$64,895

      Upon the closing of the Company’s initial public offering in June 2003, all outstanding shares of redeemable convertible preferred stock converted into an equal number of shares of common stock.

Note 8 — Stockholders’ Equity (Deficit):

Preferred Stock

      The Company has authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value, none of which is issued and outstanding. The Company’s Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

Common Stock

      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 27, 2003.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During fiscal 2001 and 2002, the Company issued fully vested unrestricted common stock in exchange for goods or services from non-employees. The Company believes that the fair value of the common stock is more reliably measurable than the fair value of the consideration received. The Company has measured these transactions using the fair value of the unrestricted common stock at the time of issuance and has recognized the related expenses immediately.

Warrants

      In connection with a financing agreement entered into by the Company in April 1996, the Company issued warrants to purchase an aggregate of 72,727 shares of Series B redeemable convertible preferred stock, now common stock, at an exercise price of $1.65 per share. These warrants expire in June 2008. The value of these warrants determined using a Black-Scholes model was not material.

      In September 2000, the Company entered into a seven year technology license agreement to transfer technology to a related party. In connection with the license agreement, the Company issued a warrant to purchase 45,500 shares of Series F redeemable convertible preferred stock, now common stock, at an exercise price of $11.00 per share. The warrant was fully vested upon grant and nonforfeitable. This warrant is exercisable on September 22, 2005 and would have become exercisable earlier with respect to 22,750 shares on March 22, 2003 if, on or before that date, the warrant holder had achieved specified commercial milestones. Further, the warrant will become exercisable immediately with respect to all 45,500 shares if the warrant holder has achieved certain higher commercial milestones. As of December 27, 2003, no shares are exercisable. This warrant expires upon the earlier of September 23, 2005 or immediately prior to an acquisition of the Company. The Company reserved 45,500 shares of common stock in the event of exercise. The fair value of this warrant, estimated on the date of grant using a Black-Scholes model, of $306,220 has been capitalized as an other asset, and is being amortized against revenue using the straight-line method over the expected life of the technology of five years. The assumptions used in the calculation were: dividend yield of 0%; expected volatility of 67%; an expected term of 5 years; risk free interest rate of 6.00%.

Stock Option Plans

      The Company has reserved shares of common stock for issuance under the 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (the “Plans”). Under all Plans, the Board of Directors may issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants or employees of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder’s status as an employee or consultant. At December 28, 2002 and December 27, 2003, 189,849 shares of common stock and 154,811 shares of common stock, respectively, were subject to the Company’s right of repurchase.

      On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”), which became effective upon the effective date of the initial public offering of the Company’s common stock. The 2002 Plan provides for the grant of both incentive stock options and nonqualified stock options, restricted stock and stock bonuses. The incentive stock options may be granted to the employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, officers, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over 5 years. Options granted under the 2002 Plan are exercisable as determined by the Board of Directors, and generally expire ten years from date of grant. The Company has reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares which have been reserved but not issued under the Company’s existing Plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. With the effectiveness of the 2002 Plan, the Company will not grant any options under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

      Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options

					Weighted
					Average
	Shares	Number of		Aggregate	Exercise
	Available	Shares	Exercise Price	Price	Price

Balances, December 30, 2000	687,730	3,264,581	$0.10-$6.00	$13,698	$4.20
Additional shares reserved	1,840,000	—	—	—	—
Options granted	(1,952,073)	1,952,073	6.00-6.50	12,308	6.31
Options exercised	—	(168,229)	0.10-6.00	(341)	2.03
Options canceled/shares repurchased	922,278	(885,971)	0.50-6.50	(4,444)	5.02

Balances, December 29, 2001	1,497,935	4,162,454	0.10-6.50	21,221	5.10
Additional shares reserved	3,500,000	—	—	—	—
Options granted	(1,999,243)	1,999,243	6.50-8.00	13,364	6.68
Options exercised	—	(223,113)	0.10-6.50	(1,070)	4.79
Options canceled	234,559	(234,559)	1.50-8.00	(1,390)	5.93

Balances, December 28, 2002	3,233,251	5,704,025	0.10-8.00	32,125	5.63
Additional shares reserved	500,000	—	—	—	—
Options granted	(1,807,547)	1,807,547	6.50-26.07	29,571	16.36
Options exercised	—	(425,653)	0.10-9.00	(1,655)	3.89
Options canceled	399,996	(399,996)	2.50-19.50	(2,575)	6.44

Balances, December 27, 2003	2,325,700	6,685,923	$0.10-$26.07	$57,466	$8.60

      The number of options outstanding and vested at December 28, 2002 was 1,691,430 shares.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The options outstanding and vested by exercise price at December 27, 2003 are as follows:

Options Outstanding
				Options Vested
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Vested	Price

$0.10	15,000	1.40	$0.10	15,000	$0.10
$0.17	12,002	3.27	0.17	12,002	0.17
$0.50	11,319	3.84	0.50	11,319	0.50
$0.80	76,120	3.98	0.80	76,120	0.80
$1.25	9,150	4.29	1.25	9,150	1.25
$1.50	52,253	4.81	1.50	52,253	1.50
$2.50	12,388	5.22	2.50	12,388	2.50
$3.25	561,662	5.45	3.25	524,224	3.25
$3.75 – $5.00	23,754	5.68	4.11	23,754	4.11
$5.50	824,260	6.66	5.50	624,101	5.50
$6.00	651,896	7.10	6.00	461,903	6.00
$6.50	2,471,992	8.16	6.50	349,566	6.50
$7.50 – $8.00	224,904	8.37	7.89	92,466	7.87
$9.00	299,701	9.39	9.00	769	9.00
$14.00	314,586	9.45	14.00	314,586	14.00
$17.95 – $19.43	158,650	9.61	18.62	5,208	18.72
$19.50	838,586	9.63	19.50	6,899	19.50
$19.67 – $26.07	127,700	9.79	20.98	—	—

	6,685,923			2,591,708

Deferred stock-based compensation

      During fiscal 2001 and fiscal 2002, and through the Company’s initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant. This deferred stock-based compensation is amortized to expense on a straight-line basis over the period during which the Company’s right to repurchase the stock lapses or the options become vested, generally four years. During the years ended December 29, 2001, December 28, 2002, and December 27, 2003, the Company has recorded deferred stock-based compensation related to these options in the amounts of $4,265,000, $9,262,000 and $439,000, net of cancellations, respectively, of which $195,000, $997,000 and $1,484,000 had been amortized to expense during fiscal 2001, 2002 and 2003, respectively.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock-based compensation expense related to stock options granted to non-employees is recognized on a straight-line basis, as the stock options are earned. During fiscal 2001, the Company issued options to non-employees. The options generally vest ratably over four years. The values attributable to these options are amortized over the service period and the unvested portion of these options were remeasured at each vesting date. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted were revalued at each reporting date using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

Year Ended
December 29,
2001

Risk-free interest rate	5.75%
Expected life (in years)	10
Dividend yield	—
Expected volatility	67%

      The stock-based compensation expense will fluctuate as the deemed fair market value of the common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded deferred stock-based compensation of $259,000, $91,000 and none for the years ended December 29, 2001, December 28, 2002, and for December 27, 2003, respectively. Stock-based compensation expenses related to options granted to non-employees were allocated to research and development, selling, general and administrative expenses as follows (in thousands):

	Years Ended

	December 29,	December 28,
	2001	2002

Research and development	$70	$—
Selling, general and administrative	204	42

	$274	$42

2002 Employee Stock Purchase Plan

      On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (“2002 ESPP”). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions or through a single lump sum cash payment in the case of the first offering period. Except for the first offering period which had a seven-month duration, each offering period will be for two years and will consist of four six-month purchase periods. The price of the common stock purchased shall be 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock are reserved for issuance under the 2002 ESPP and will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. No shares were purchased under the 2002 ESPP as of December 27, 2003.

Notes receivable

      In fiscal 2000 and 2001, the Company received full recourse notes receivable from certain employees in exchange for common stock. The notes bear interest at the applicable market interest rate, ranging from 4.46% to 6.60%, and have due dates through May 2007. Under the terms of the full recourse notes receivable, the Company may proceed against any assets of the holder of the notes, or against the collateral securing the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes, or both, in event of default. The notes are collateralized by the underlying shares of common stock. During fiscal 2003, the majority of the notes receivable had been fully paid.

Note 9 — Income Taxes:

      The components of income before income taxes were as follows (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

U.S.	$(965)	$8,439	$14,703
Foreign	1,522	(1,205)	(861)

	$557	$7,234	$13,842

      The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Current:
Federal	$158	$385	$3,031
State	108	(14)	2
Foreign	41	143	158

	307	514	3,191

Deferred:
Federal	—	(2,073)	1,645
State	—	(1,566)	447

	—	(3,639)	2,092

Total provision (benefit) for income taxes	$307	$(3,125)	$5,283

      At December 27, 2003, the Company had state net operating loss carryforward of approximately $825,000 available to offset future taxable income. This carryforward begins to expire in 2006 unless utilized.

      At December 27, 2003, the Company had research credit carryforwards of approximately $108,000 and $1,126,000 for federal and state income tax purposes, respectively. If not utilized, the federal carryforwards will expire in various amounts beginning in 2021. The state research credit can be carried forward indefinitely.

      Under the Internal Revenue Code, as amended, and similar state provisions, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of credit net operating loss and carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s deferred tax assets are as follows (in thousands):

	December 28,	December 27,
	2002	2003

Net operating losses	$37	$38
Tax credits	2,297	845
Depreciation and amortization	(196)	(59)
Other reserves and accruals	1,501	2,149

	$3,639	$2,973

      Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of December 28, 2002 and December 27, 2003, the Company has not provided a valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.

      Tax benefits of $1,668,000 in fiscal 2003 associated with the exercise of employee stock options and other employee stock programs were allocated to stockholders’ equity.

      The items accounting for the difference between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes consisted of:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

Federal statutory rate	34.0%	34.0%	35.0%
State taxes and credits, net of federal benefit	(77.4)	2.0	3.2
Non-deductible deferred stock-based compensation	28.6	4.7	3.6
No tax benefit of foreign losses	183.9	44.6	2.6
Extraterritorial income exclusion	(35.0)	(2.6)	(3.9)
Tax credits	(132.3)	(4.7)	(2.4)
Change in valuation allowance	56.0	(125.3)	—
Permanent items and other	(2.7)	4.2	0.1

Total	55.1%	(43.1)%	38.2%

Note 10 — Employee Benefit Plan:

      In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions to the retirement plan in fiscal 2001, 2002 and 2003.

Note 11 — Operating Segment and Geographic Information:

      The Company operates in one segment regarding the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 (“SFAS No. 131”), “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

      As of December 28, 2002 and December 27, 2003, 97% and 96% of long-lived assets are maintained in the United States of America, respectively.

      The following table summarizes revenue by geographic region based upon invoicing location:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

North America	52.7%	55.6%	50.1%
Taiwan	26.4	20.9	13.5
Japan	6.9	7.1	20.1
Asia (excluding Japan and Taiwan)	0.2	0.9	6.0
Europe	13.8	15.5	10.3

Total	100.0%	100.0%	100.0%

      Revenues to Intel Corporation represented 12% of the Company’s fiscal 2001 revenues, 27% of fiscal 2002 revenues and 30% of fiscal 2003 revenues. Revenues to Spirox Corporation represented 26% of the Company’s fiscal 2001 revenues, 21% of fiscal 2002 revenues and 13% of fiscal 2003 revenues.

      Revenues to Infineon Technologies AG represented 16% of the Company’s fiscal 2001 revenues, 20% of fiscal 2002 revenues and 10% of fiscal 2003 revenues.

      Samsung Electronic Industries Co., Ltd. represented 20% of the Company’s fiscal 2001 revenues. Elpida represented 12% of the Company’s fiscal 2003 revenues. No other customer represented greater than 10% of the Company’s revenues in fiscal 2001, 2002 and 2003.

Note 12 — Related Party Transactions:

      The Company provided services or sold products to related parties, who are also stockholders of the Company’s common stock. For the years ended December 29, 2001, December 28, 2002 and December 27, 2003 revenue recognized from these related parties was $46,042,000, $50,639,000 and 42,676,000, respectively. At December 28, 2002 and December 27, 2003, the Company had accounts receivable of $8,593,000 and $3,707,752, respectively, from these related parties.

      The Company purchased inventories from related parties, and paid commissions to related parties, who are also stockholders of the Company’s common stock. For the years ended December 29, 2001, December 28, 2002 and December 27, 2003, transactions with these related parties were $11,458,000, $9,767,000 and $13,155,000, respectively. At December 28, 2002 and December 27, 2003, the Company had accounts payable of $2,903,000 and $2,627,000, respectively, to these related parties.

      In July 2003, the Company purchased approximately $3,151,000 of manufacturing equipment from a company where one of the members of the Company’s Board of Directors is also an officer of that company. This transaction was negotiated at arms length and the supplier was selected after a comprehensive, competitive bidding process. As of December 27, 2003 the Company had no unpaid amounts with respect to this equipment purchase.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Subsequent Events:

      In January and February 2004, three stockholders, fully repaid outstanding notes receivables in the amount of $661,000. As of February 21, 2004 the Company no longer has any notes receivables from stockholders outstanding.

      In February 2004, a contractor at the Company’s manufacturing facility discharged certain diesel fuel mixed with water into a storm drain. The Company notified the appropriate agencies, assisted in their investigation and in the activities of a third party to assist with the cleanup activities. The Company has not yet been notified as to whether any financial penalties will be imposed based upon the incident and, if imposed, whether such penalties would be significant.

      In March 2004, the Company entered into three forward exchange contracts to hedge a portion of, but not all, existing and anticipated foreign currency transactions denominated in Japanese Yen expected to occur within six months. These outstanding foreign currency forward exchange contracts allow the Company to sell 605,500,000 Yen for $5,400,000 with contract rates ranging from 112.49 Yen to 112.62 Yen per U.S. dollar. These contracts expire on various dates through July 2004. The Company does not use derivative financial instruments for trading or speculative purposes.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

of FormFactor, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 22, 2004

SCHEDULE II

FORMFACTOR, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 29, 2001, December 28, 2002 and December 27, 2003
(in thousands)

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year

Allowance for doubtful accounts receivable
Year ended December 29, 2001	$580	$—	$166	$414
Year ended December 28, 2002	$414	$165	$326	$253
Year ended December 27, 2003	$253	$—	$150	$103
Reserve for excess and obsolete inventory
Year ended December 29, 2001	$7,647	$4,504	$3,535	$8,616
Year ended December 28, 2002	$8,616	$1,279	$2,436	$7,459
Year ended December 27, 2003	$7,459	$3,687	$1,728	$9,418
Allowance against deferred tax assets
Year ended December 29, 2001	$8,749	$312	$—	$9,061
Year ended December 28, 2002	$9,061	$—	$9,061	$—
Year ended December 27, 2003	$—	$—	$—	$—

INDEX TO EXHIBITS

      Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report on Form 10-K:

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.01		Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003.	S-1	333-109815	10/20/03	3.01
3.02		Amended and Restated Bylaws of the Registrant.	S-1	333-109815	10/20/03	3.02
4.01		Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01
4.02		Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001.	S-1	333-86738	4/22/02	4.02
4.03		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03
4.04		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04
4.05		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05
4.06		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06
10.01		Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01
10.02		1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02
10.03		1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03
10.04		Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04
10.05		Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05
10.06		2002 Equity Incentive Plan, and forms of option grant.	S-1/A	333-86738	6/10/03	10.06
10.07		2002 Employee Stock Purchase Plan.	S-1/A	333-86738	6/10/03	10.07
10.08		Key Management Bonus Plan (2003).	S-1/A	333-86738	6/10/03	10.08.1
10.09		Sales Incentive Plan (first half 2003).	S-1/A	333-86738	6/10/03	10.09.1
10.10		Sales Incentive Plan (second half 2003).	S-1	333-109815	10/20/03	10.10
10	.11*	Key Management Bonus Plan (2004).	—	—	—	—	X
10	.12*	Sales Incentive Plan (first half 2004).	—	—	—	—	X
10.13		Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.11

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.14	Lease by and between Paul E. Iacono and the Registrant dated June 26, 1995.	S-1	333-86738	4/22/02	10.12
10.15	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated June 26, 1995.	S-1/A	333-86738	12/18/02	10.12.1
10.16	Lease by and between Paul E. Iacono and the Registrant dated April 12, 1996.	S-1	333-86738	4/22/02	10.13
10.17	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 12, 1996.	S-1/A	333-86738	12/18/02	10.13.1
10.18	Lease by and between Paul E. Iacono and the Registrant dated November 20, 1996.	S-1	333-86738	4/22/02	10.14
10.19	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated November 20, 1996.	S-1/A	333-86738	12/18/02	10.14.1
10.20	Lease by and between Paul E. Iacono and the Registrant dated April 24, 1997.	S-1	333-86738	4/22/02	10.15
10.21	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 24, 1997.	S-1/A	333-86738	12/18/02	10.15.1
10.22	Lease by and between Richard K. and Pamela K. Corbett, Robert and Cheryl Rumberger, Connie Duke and the Registrant dated March 12, 1998.	S-1	333-86738	4/22/02	10.16
10.23	First Amendment to Standard Industrial/ Single Tenant Lease — Net by and between Richard K. Corbett and Pamela K. Corbett, Robert Rumberger and Cheryl Rumberger, and the Registrant dated April 30, 2003.	S-1/A	333-86738	5/21/03	10.16.1
10.24	Lease by and between L One and the Registrant dated March 25, 1998.	S-1	333-86738	4/22/02	10.17
10.25	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18
10.26	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.18.1
10.27	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.19
10.28	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.19.1

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.29	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20
10.30	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.20.1
10.31	Third Amended and Restated Loan and Security Agreement by and between Comerica Bank — California and the Registrant dated February 21, 2003.	S-1/A	333-86738	5/07/03	10.29
10.32	Basic Purchase Agreement by and among Infineon Technologies Aktiengesellschaft, Whiteoak Semiconductor Partnership, Promos Technologies Inc. and the Registrant dated July 9, 1999.	S-1/A	333-86738	6/10/03	10.22
10.33	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 19, 2002.	S-1/A	333-86738	5/07/03	10.22.1
10.34	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.22.2
10.35	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated December 10, 2003.	—	—	—	—	X
10.36	Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated June 1, 2000.	S-1/A	333-86738	6/10/03	10.23
10.37	Amendment No. 1 to Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.23.1
10.38	Probecard Purchase Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated November 22, 2000.	S-1/A	333-86738	6/10/03	10.24
10.39	Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated October 31, 2001, Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 10, 2002, and Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 22, 2003.	S-1/A	333-86738	6/10/03	10.24.1

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.40		Intel Corporation Purchase Agreement — Capital Equipment and Services by and between Intel Corporation and the Registrant dated January 8, 2001, and as amended on January 22, 2001, on March 1, 2001, and on April 1, 2001.	S-1/A	333-86738	6/10/03	10.25
10.41		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated May 22, 2002.	S-1/A	333-86738	5/07/03	10.25.1
10.42		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated June 30, 2002.	S-1	333-109815	10/20/03	10.25.2
10.43		Production and Development Materials and Services Purchase Agreement by and between Harbor Electronics and the Registrant dated April 17, 2002.	S-1/A	333-86738	6/10/03	10.27
10.44		Production and Development Materials and Services Purchase Agreement by and between NTK Technologies and the Registrant dated June 25, 2002.	S-1/A	333-86738	6/10/03	10.28
10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and the Registrant dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and the Registrant dated August 18, 2003.	—	—	—	—	X
21.01		List of the Registrant’s subsidiaries.	S-1	333-86738	4/22/02	21.01
23.01		Consent of Independent Accountants.	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.