Form 10-Q
period 2004-03-27
FORMFACTOR INC
filed 2004-05-11
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

or

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

          The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of April 30, 2004 was 37,466,484 shares.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

Revenues	$18,669	$37,118
Cost of revenues(1)	9,800	18,026

Gross margin	8,869	19,092

Operating expenses:
Research and development(1)	3,525	4,349
Selling, general and administrative(1)	4,013	5,874
Stock-based compensation	333	409

Total operating expenses	7,871	10,632

Operating income	998	8,460
Interest income	162	533
Interest expense	(14)	—
Other expense	(19)	(395)

	129	138
Income before income taxes	1,127	8,598
Provision for income taxes	(428)	(3,422)

Net income	$699	$5,176

Net income per share:
Basic	$0.15	$0.14

Diluted	$0.02	$0.13

Weighted-average number of shares used in per share calculations:
Basic	4,539	37,083

Diluted	29,266	40,042

(1) Amounts exclude stock-based compensation expense, as follows:
Cost of revenues	$55	$61
Research and development	69	127
Selling, general and administrative	209	221

Total	$333	$409

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 27,	March 27,
	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$116,305	$99,232
Marketable securities	62,965	82,520
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and 2004	19,698	26,375
Inventories, net	8,025	8,744
Deferred tax assets	2,575	2,523
Prepaid expenses and other current assets	2,744	2,756

Total current assets	212,312	222,150
Restricted cash	2,550	2,550
Property and equipment, net	20,495	27,374
Deferred tax assets	398	398
Other assets	356	349

Total assets	$236,111	$252,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$15,334
Accrued liabilities	10,147	9,032
Deferred revenue and customer advances	1,005	1,278

Total current liabilities	21,731	25,644
Deferred revenue and customer advances	433	374

Total liabilities	22,164	26,018

Stockholders’ equity:
Common stock, $0.001 par value	37	38
Additional paid-in capital	226,630	232,950
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation, net	(11,249)	(10,623)
Accumulated other comprehensive income (loss)	(4)	68
Retained earnings (accumulated deficit)	(806)	4,370

Total stockholders’ equity	213,947	226,803

Total liabilities and stockholders’ equity	$236,111	$252,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

Cash flows from operating activities:
Net income	$699	$5,176
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,281	1,380
Stock-based compensation expense	333	409
Deferred tax assets	—	52
Tax benefit from employee stock option plans	—	2,524
Interest income from stockholders’ notes receivable	(58)	—
Provision for doubtful accounts	(50)	—
Provision for excess and obsolete inventories	1,102	656
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	1,731	(6,678)
Inventories	(1,901)	(1,376)
Prepaid and other current assets	(356)	(3)
Accounts payable	(1,641)	(1,951)
Accrued liabilities	(2,339)	(1,141)
Deferred revenues	(157)	213

Net cash used in operating activities	(1,346)	(739)

Cash flows from investing activities:
Acquisition of property and equipment	(960)	(1,560)
Purchase of marketable securities	(2,810)	(31,060)
Proceeds from maturities of marketable securities	6,030	11,597
Restricted cash	2,835	—
Other assets	10	—

Net cash provided by (used in) investing activities	5,105	(21,023)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	67	4,013
Repayment of notes receivable from stockholders	10	661
Repayment of notes payable	(125)	—

Net cash provided by (used in) financing activities	(48)	4,674

Effect of exchange rate changes on cash and cash equivalents	12	15
Net increase (decrease) in cash and cash equivalents	3,723	(17,073)
Cash and cash equivalents, beginning of the period	26,786	116,305

Cash and cash equivalents, end of the period	$30,509	$99,232

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$—	$6,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 27, 2004

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s annual report on Form 10-K for the year ended December 27, 2003 filed with the Securities and Exchange Commission.

Note 2 — Significant Accounting Policies

      The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 27, 2003 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three months ended March 27, 2004.

Note 3 — Inventories

      Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on inventory levels and future sales forecasts.

      Inventories, net of reserves, consisted of the following (in thousands):

	December 27,	March 27,
	2003	2004

Raw materials	$3,128	$3,915
Work-in-progress	4,628	4,829
Finished goods	269	—

	$8,025	$8,744

Note 4 — Warranty

      The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

reconciliation of the changes in the Company’s warranty liability for the three months ended March 27, 2004 follows (in thousands):

	Three Months Ended

	March 29,	March 27,
	2003	2004

Beginning balance	$679	$446
Reserve for warranties issued during the period	197	196
Settlements made during the period	(340)	(196)

Ending balance	$536	$446

      Management believes that the accrual balance at March 27, 2004 is adequate to cover estimated future costs associated with warranty claims.

Note 5 — Stock-Based Compensation

      The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of the pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company uses the Black-Scholes option pricing model to compute its pro forma option expense.

      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro-forma amounts as follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	(In thousands, except
	per share amounts)
Net income, as reported	$699	$5,176
Add: Stock-based employee compensation expense included in reported net income, net of tax	206	246
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(265)	(532)

Pro forma net income	$640	$4,890

Net income per share
Basic:
As reported	$0.15	$0.14

Pro forma	$0.14	$0.13

Diluted:
As reported	$0.02	$0.13

Pro forma	$0.02	$0.12

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering in June 2003, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Since June 12, 2003, the Company includes an expected volatility factor of 67% in addition to the factors prescribed in the following table in determining the fair value of all options granted. Therefore, the pro forma net income and pro forma net income per share may not be representative for future periods. The weighted-average assumptions used are as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months
			Ended
	March 29,	March 27,
	2003	2004	March 27, 2004

Dividend yield	—	—	—
Risk-free interest rate	3.03%	2.86%	0.89%
Expected life (in years)	5	5	0.5
Expected volatility	—	67%	67%

      The weighted-average per share grant date fair value of options granted during the three months ended March 29, 2003 and March 27, 2004 was $0.90 and $11.44, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $6.63 for the three months ended March 27, 2004.

Note 6 — Net Income per Share

      Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	(In thousands)
Numerator:
Net income	$699	$5,176

Denominator:
Weighted-average common stock outstanding	4,722	37,232
Less:
Weighted-average shares subject to repurchase	(183)	(149)

Weighted-average shares used in computing basic net income per share	4,539	37,083
Dilutive potential common shares used in computing diluted net income per share	24,727	2,959

Total weighted-average number of shares used in computing diluted net income per share	29,266	40,042

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The following outstanding options to purchase common stock and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	March 29,	March 27,
	2003	2004

	(In thousands)
Options to purchase common stock	258	1,092
Warrants	46	—

Note 7 — Commitments and Contingencies

Legal Proceedings

      From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, the Company was not involved in any material legal proceedings, other than as set forth below.

      On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One Complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. The Company has been advised that in March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of each of the Company’s four patents at issue. The Company could incur material expenses in these litigations.

Indemnification Obligations

      The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of March 27, 2004.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Note 8 — Stockholders’ Equity

Comprehensive Income (Loss)

      Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as components of equity.

      Components of accumulated other comprehensive income were as follows:

	Three Months Ended

	March 29, 2003	March 27, 2004

	(in thousands)
Net income	$699	$5,176
Change in unrealized gain on marketable securities	47	92
Foreign currency translation adjustments	(51)	(20)

Comprehensive income	$695	$5,248

      Components of accumulated comprehensive income (loss) were as follows:

	December 27, 2003	March 27, 2004

	(in thousands)
Unrealized gain on marketable securities	$47	$139
Cumulative translation adjustments	(51)	(71)

Accumulated other comprehensive income (loss)	$(4)	$68

Note 9 — Derivative Financial Instruments

      The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes.

      As of March 27, 2004, the Company had six forward exchange contracts outstanding, allowing the Company to sell 1.4 billion Yen for $12.7 million with contract rates ranging from 106.21 Yen to 112.06 Yen per U.S. dollar. These contracts are due between April and July 2004.

Note 10 — Recent Accounting Pronouncements

      In December 2003, the FASB issued a revised FASB Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity (“VIE”) refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for the Company’s fiscal 2004 first quarter. The adoption of FIN46R did not have a material impact on the Company’s financial position or on its results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

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

Overview

      We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole semiconductor wafer in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to electrically connect with and test individual chips on a wafer. At the core of our product offering is our proprietary technology including our MicroSpring interconnect technology and proprietary design process. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. To date, we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

      We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. As a result, our revenue growth is driven by the number of new semiconductor designs, technology transitions and increased semiconductor production volumes.

      Revenues. Wafer probe card sales comprise substantially all of our revenues. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly and annual fluctuations due to a number of issues, including design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

      Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source. We order materials and supplies based on backlog and non-binding forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory reserves or write-offs as cost of revenues. We design, manufacture and sell a custom product into a market that has been subject to cyclicality and significant demand fluctuations. Wafer probe cards are complex products, custom to a specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Wafer probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of our actual demand. Inventory valuation adjustments for these factors are considered a normal component of cost of revenues.

      Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred. We plan to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future.

      Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing, sales and administrative activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth, as well as from the additional costs of being a publicly traded company.

      Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of March 27, 2004, we had an aggregate of $10.6 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $1.9 million during the remainder of fiscal 2004; $3.9 million during fiscal 2005; $3.7 million during fiscal 2006; and $1.1 million during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

      Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, marketable securities, intangible assets, income taxes, warranty obligations, excess component and order cancellation costs, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

      The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended

	March 29, 2003	March 27, 2004

Revenues	100.0%	100.0%
Cost of revenues	52.5	48.6

Gross margin	47.5	51.4

Operating expenses:
Research and development	18.9	11.7
Selling, general and administrative	21.5	15.8
Stock-based compensation	1.8	1.1

Total operating expenses	42.2	28.6

Operating income	5.3	22.8
Interest income	0.9	1.4
Interest expense	(0.1)	—
Other expense	(0.1)	(1.1)

	0.7	0.3
Income before income taxes	6.0	23.1
Provision for income taxes	(2.3)	(9.2)

Net income	3.7%	13.9%

Three Months Ended March 27, 2004 and March 29, 2003

      Revenues. Revenues for the three months ended March 27, 2004 were $37.1 million compared with $18.7 million for the three months ended March 29, 2003, an increase of $18.4 million, or 98.8%. The $18.4 million increase was due primarily to an increase of $17.9 million in revenues from DRAM manufacturers, an increase of $1.0 million from manufacturers of flash memory devices and an increase of $155,000 in other revenues, offset in part by a reduction of $600,000 in revenues generated from sales to flip chip logic manufacturers.

      The majority of revenues for the three months ended March 27, 2004 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $28.8 million, or 77.5% of revenues, for the quarter ended March 27, 2004 compared to $10.9 million, or 58.5% of revenues, for the quarter ended March 29, 2003.

      Revenues generated from sales to flash memory device manufacturers increased from $3.2 million for the quarter ended March 29, 2003 to $4.2 million for the quarter ended March 27, 2004. The increase was driven by continued bit growth and production ramp in the flash market as well as the continuous trend to higher parallelism wafer probe test of flash memory devices.

      Revenues from manufacturers of flip chip logic devices decreased to $3.9 million for the three months ended March 27, 2004 from $4.5 million for the three months ended March 29, 2003. The decrease was primarily driven by the substantial completion of tooling cycles for some current production designs. The significant customer concentration for these products will continue to drive quarter to quarter cyclicality from these tooling cycles.

      Revenues by geographic region for the three months ended March 27, 2004 as a percentage of revenues were 40.4% in North America, 7.5% in Europe, 39.3% in Japan and 12.8% in Asia Pacific. Revenues by geographic region for the three months ended March 29, 2003 as a percentage of revenues were 52.4% in

North America, 8.5% in Europe, 24.1% in Asia Pacific and 15.0% in Japan. For the three months ended March 27, 2004, revenues for all geographic regions increased due to strong demand for our wafer probe cards.

      The following customers accounted for more than 10% of our revenues for the three months ended March 29, 2003 or March 27, 2004:

	Three Months Ended

	March 29, 2003		March 27, 2004

Elpida	*	%	34.3%
Intel Corporation	38.0		15.0
Micron Technologies Inc.	*		13.2
Spirox Corporation	18.7		12.0
Infineon Technologies AG	10.0		*

*	Less than 10% of revenues.

      Gross Margin. Gross margin as a percentage of revenues was 51.4% for the three months ended March 27, 2004 compared with 47.5% for the three months ended March 29, 2003. The increase in gross margin percentage was primarily due to increased revenues and product mix. During the quarter we incurred $340,000 of non-recurring expenses related to the bring up of our new manufacturing facility.

      Research and Development. Research and development expenses increased to $4.3 million, or 11.7% of revenues, for the three months ended March 27, 2004 compared to $3.5 million, or 18.9% of revenues, for the three months ended March 29, 2003. The increase in absolute dollars was mainly due to increased personnel costs. Through the three month period ended March 27, 2004, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

      Selling, General and Administrative. Selling, general and administrative expenses were $5.9 million for the three months ended March 27, 2004, or 15.8% of revenues, compared to $4.0 million, or 21.5% of revenues, for the three months ended March 29, 2003. The increase in absolute dollars was mainly due to increased personnel related expenses and sales commissions driven by the increase in bookings and revenues and costs associated with being a public company.

      Interest and Other Income (Expense), Net. Interest and other expense, for the three months ended March 27, 2004 was $138,000 compared with $129,000 for the three months ended March 29, 2003. We generated greater interest income in the first quarter of 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout the quarter as a result of our initial public offering and follow-on public offering in 2003, partially offset by foreign currency losses from the valuation of our outstanding foreign currency forward exchange contracts.

      Provision for Income Taxes. Provision for income taxes was $3.4 million for the three months ended March 27, 2004 compared with $428,000 for the three months ended March 29, 2003. The $3.4 million provision for the first quarter of 2004 reflected an effective tax rate of 39.8% compared with an effective tax rate of 38.0% for the first quarter of 2003. The increase in the effective tax rate was primarily driven by the expiration of the current legislation for research and development credits.

Critical Accounting Policies and Estimates

      For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our annual report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since March 27, 2004.

Liquidity and Capital Resources

      As of March 27, 2004, we had $184.3 million in cash, cash equivalents, marketable securities and restricted cash, compared with $181.8 million as of December 27, 2003.

      Net cash used in operating activities was $739,000 for the three months ended March 27, 2004 compared with $1.3 million for the three months ended March 29, 2003. Net cash used in operating activities for the three months ended March 27, 2004 resulted primarily from an increase in accounts receivable partially offset by an increase in net income.

      Accounts receivable increased by $6.7 million for the three months ended March 27, 2004 due to an increase in worldwide sales and specifically due to an increase in sales in Japan, where we typically experience longer payment terms. For the three months ended March 27, 2004, net inventories increased by $719,000 due to an increase in raw materials and work-in-process to support revenue growth. Accrued liabilities decreased by $1.1 million for the three month period ended March 27, 2004 due primarily to the payout of accrued employee incentive compensation.

      Net cash used in investing activities was $21.0 million for the three months ended March 27, 2004, compared to net cash provided by investing activities of $5.1 million for the three months ended March 29, 2003. Net cash provided by or used in investing activities resulted primarily from the net purchase of marketable securities or maturity of marketable securities in each of these periods. Capital expenditures were $1.6 million for the three months ended March 27, 2004 and $960,000 for the three months ended March 29, 2003. The increase in capital expenditures was due primarily to our investment in our new manufacturing facility. For the three months ended March 27, 2004 we purchased $6.7 million of property and equipment through accrued liabilities.

      Net cash provided by financing activities was $4.7 million for the three months ended March 27, 2004, compared with net cash used in financing activities of $48,000 for the three months ended March 29, 2003. Net cash provided by financing activities for the first quarter of 2004 was primarily due to the issuance of common stock upon exercises of stock options. Net cash used in financing activities for the first quarter of 2003 was primarily due to the repayment of notes payables, offset in part by the issuance of common stock.

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

      The following table describes our commitments to settle contractual obligations in cash as of March 27, 2004.

	Payments Due by Fiscal Year

	2004	2005-2006	2007-2008	After 2008	Total

	(In thousands)
Operating leases	$2,564	$5,056	$5,232	$11,160	$24,012

      We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing and introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, including the build out of our new manufacturing facility, and the continuing market acceptance of our products.

Off-Balance Sheet Arrangements

      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2004, we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

      In December 2003, the FASB issued a revised FASB Interpretation No. 46, or FIN 46R, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” The FASB published the revision to clarify and amend some of the original provisions of FIN 46, which was issued in January 2003, and to exempt certain entities from its requirements. A variable interest entity, or VIE, refers to an entity subject to consolidation according to the provisions of this Interpretation. FIN 46R applies to entities whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support provided by any parties, including equity holders, or where the equity investors (if any) do not have a controlling financial interest. FIN 46R provides that if an entity is the primary beneficiary of a VIE, the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements. In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE provide additional disclosures. The provisions of FIN 46R are effective for our fiscal 2004 first quarter. The adoption of FIN46R did not have a material impact on our financial position or on our results of operations.

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

      Our operating results are likely to fluctuate. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

•	customer demand for our products;

•	our ability to deliver reliable, cost-effective products in a timely manner;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of new product introductions and new technologies by our competitors and us;

•	our product and customer sales mix and geographical sales mix;

•	changes in the level of our operating expenses needed to support our anticipated growth;

•	a reduction in the price or the profitability of our products;

•	changes in our production capacity or the availability or the cost of components and materials;

•	our ability to transition efficiently and effectively to our new production facility;

•	our ability to bring new products into volume production efficiently;

•	the timing of and return on our investments in research and development;

•	our ability to collect accounts receivable;

•	seasonality, principally due to our customers’ purchasing cycles; and

•	market conditions in our industry, the semiconductor industry and the economy as a whole.

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

      The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the three months ended March 29, 2003 declined by 15.7% compared to our revenues in the three months ended December 28, 2002. Our business depends heavily upon the development of new semiconductors and semiconductor designs, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers, that use semiconductors. If we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience decreased operating results or operating losses.

If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

      We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer and 90 nanometer technology nodes, to 512 megabit density devices and to Double Data Rate II, or DDR II, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

If semiconductor memory device manufacturers delay, cancel and/or postpone the conversion to 300 mm wafers, our growth could be impeded.

      The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, which could include considerations such as:

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

      Our business is subject to the effects of general economic conditions in the United States and worldwide, and to market conditions in the semiconductor industry in particular. For example, in fiscal 2001, our operating results were adversely affected by unfavorable global economic conditions and reduced capital spending by semiconductor manufacturers. These adverse conditions resulted in a decrease in the demand for semiconductors and products using semiconductors, and in a sharp reduction in the development of new semiconductors and semiconductor designs. As a result, we experienced a decrease in the demand for our wafer probe cards. If such conditions occur again or other events occur that adversely impact general economic and market conditions, we could experience material negative effects on our business.

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and a downturn in demand for our products could have a more disproportionate impact on our revenues than if we derived revenues from a more diversified product offering.

      Historically, we have derived substantially all of our revenues from the sale of our wafer probe cards. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our business depends in large part upon continued demand in current markets for, and adoption in new markets of, current and future generations of our wafer probe cards. Large-scale market adoption depends upon our ability to increase customer awareness of the benefits of our wafer probe cards and to prove their reliability, ability to increase yields and cost effectiveness. We may be unable to sell our wafer probe cards to certain potential customers unless those customers change their device test strategies, change their wafer probe card and capital equipment buying strategies, or change or upgrade their existing test equipment. We might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market deteriorate or if the market enters into another downturn in the future. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

If demand for our products in the memory device and flip chip logic markets declines or fails to grow as we anticipate, our revenues could decline.

      We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In the three months ended March 27, 2004, sales to manufacturers of DRAM devices accounted for 77.5% of our revenues, sales to manufacturers of flip chip logic devices accounted for 10.5% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.3% of our revenues. For fiscal 2003, sales to manufacturers of DRAM devices accounted for 61.3% of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 18.4% of our revenues. Our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

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

      The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., ESJ Corporation, Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., MicroProbe, Inc., NanoNexus Inc., Phicom Corporation, SCS Hightech, Inc., Tokyo Cathode Laboratory Co., Ltd. and Wentworth Laboratories, Inc.,

among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

      A relatively small number of customers accounts for a significant portion of our revenues in any particular period. In the three months ended March 27, 2004, four customers accounted for 74.5% of our revenues. In fiscal 2003, four customers accounted for 66.2% of our revenues. Our ten largest customers accounted for 96.4% of our revenues in the three months ended March 27, 2004, and 93.5% of our revenues in fiscal 2003. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

      We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 12.0% of our revenues in the three months ended March 27, 2004 and 13.4% of our revenues in fiscal 2003. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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

      We incur significant research and development expenses in conjunction with the introduction of new product platforms. Because our customers use our water probe cards with test equipment manufactured by third parties, if we time one of our product introductions to the introduction of a new test equipment platform manufactured by a third party, any delay or disruption of the introduction of the new test equipment platforms would negatively affect our growth.

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

      We plan to move our manufacturing operations into a new facility in Livermore in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters, including into 2005. This will cause us to incur significant costs due to redundancy of infrastructure and the need to employ operations teams at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

      We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a single or sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we are unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. Our customers and we would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

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

      In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM regarding our companies’ respective intellectual property portfolios and technologies, and anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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

      We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. We have been advised that in March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of each of our four patents at issue. We could incur material expenses in these litigations. We may initiate other claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we threaten or initiate litigation, we may be subject to claims by third parties against which we must defend. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

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

      Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 59.6% for the three months ended March 27, 2004. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

      The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly and to make it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

      The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales or perceived sales of substantial amounts of our common stock held by existing stockholders, including our directors and executive officers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales or perceived sales of substantial amounts of common stock held by each stockholder.

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

Our management has broad discretion over the use of our cash, cash equivalents and marketable securities and might not apply these current assets in ways that enhance our results of operations.

      Our management has broad discretion to use our cash, cash equivalents and marketable securities, which include net proceeds from our initial public offering and follow-on public offering, and you will be relying on the judgment of our management regarding the application of these assets. We intend to use a portion of the net proceeds from our initial public offering for leasehold improvements at our new corporate headquarters and manufacturing facility. Although we expect our management to use the remaining assets for general corporate purposes, including working capital and for potential strategic investments or acquisitions, we have not allocated these assets for specific purposes. Our management might not be able to yield a significant return, if any, on any investment of these assets. Our management might not use efficiently our cash, cash equivalents and marketable securities or in a manner that enhances our operating results.

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

      Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan and Korea operations, are denominated in

U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized.

      As of March 27, 2004, we had outstanding foreign exchange forward contracts to sell 1.4 billion Yen for $12.7 million with contract rates ranging from 106.21 Yen to 112.06 Yen per U.S. dollar. Fluctuations in foreign currency exchange rates throughout the quarter ended March 27, 2004 and the unrealized loss or fair value of these contracts totaled $395,000 as of March 27, 2004 and was recognized in income. The fair value of these foreign currency forward exchange contracts as of March 27, 2004 would have changed by $1.2 million if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

      Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 27, 2004, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 27, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

      As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the first quarter of 2004 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of fiscal 2004.

Limitation on Effectiveness of Controls

      It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, we were not involved in any material legal proceedings, other than as set forth below.

      On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One Complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. The Company has been advised that in March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of each of the Company’s four patents at issue. The Company could incur material expenses in these litigations.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a)  Not applicable.

      (b)  Not applicable.

      (c)  Not applicable.

      (d)  Use of Initial Public Offering Proceeds

      The Securities and Exchange Commission declared FormFactor’s first registration statement, which it filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Through this registration statement, FormFactor registered 6,505,305 shares on its behalf and 394,695 shares on behalf of certain stockholders of FormFactor. All of the shares of FormFactor’s common stock that it registered were sold for an aggregate public offering price of $96.6 million. The net proceeds to the Company after paying underwriting discounts and commissions and offering costs was approximately $82.0 million. In addition, the selling stockholders paid approximately $2.7 million to FormFactor from their net proceeds in the offering to repay loans from FormFactor. As of March 27, 2004, the Company invested the net proceeds of the offering in investment-grade, interest bearing marketable securities.

      (e)  Not applicable.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

      The following exhibits are filed herewith:

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32	.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

January 20, 2004	7, 12	FormFactor announced financial results for the fourth quarter ended December 27, 2003 and fiscal year 2003.
January 29, 2004	5	FormFactor announced the date of its 2004 Annual Meeting of Stockholders and the deadline for submitting stockholder proposals.
February 24, 2004	5	FormFactor announced the filing in the Seoul Southern District Court, Seoul, South Korea, of two separate complaints against Phicom Corporation that allege infringement of a total of four Korean patents issued to FormFactor.
March 3, 2004	5	FormFactor announced that on March 2, 2004, several executive officers and other persons established Rule 10b5-1 plans under the Securities Exchange Act of 1934 to provide for pre-determined sales of a portion of their FormFactor common stock.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

May 11, 2004

EXHIBIT INDEX

Incorporated by Reference
Exhibit						Filed
Number		Exhibit Description	Form	Date	Number	Herewith

31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32	.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.