Form 10-K/A
period 2003-12-27
FORMFACTOR INC
filed 2004-07-20
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders, which was filed within 120 days of the end of the fiscal year ended December 27, 2003, are incorporated by reference in the Form 10-K of the Registrant. Except with respect to information specifically incorporated by reference in the Form 10-K, the Proxy Statement is not deemed to be filed as a part of the Form 10-K of the Registrant.

EXPLANATORY NOTE

          The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 27, 2003 to amend and restate its Form 10-K initially filed with the Securities and Exchange Commission on March 22, 2004. This Amendment No. 1 restates the Registrant’s financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering.

          In connection with this adjustment, the Registrant reclassified a portion of the stock-based compensation expenses from operating expenses to cost of revenues and has revised its provision for income taxes accordingly. The aggregate amount of deferred stock-based compensation initially recorded remains unchanged.

          The adjustment to the amortization schedule relates to pre-IPO “refresh” stock option grants issued in 2001 and 2002. These option grants were designed to add an additional year on to the vesting period of the employees’ existing option grant. This provides employees with consistent option compensation following full vesting of their original option grants, which generally occurs four years after grant. In connection with its IPO, the Registrant recorded $8.3 million of deferred stock based-compensation for these “refresh grants” to be amortized over their future one year vesting period. During the second quarter of 2004, the Registrant’s independent auditors indicated that deferred stock based compensation relating to these “refresh” grants should have been amortized from the date of grant through the vesting period rather than during the vesting period. At the recommendation of its audit committee, the Registrant disclosed the matter to the SEC, Office of the Chief Accountant, to report and confirm that the amortization should begin from the grant date. The adjustment will result in higher stock-based compensation expense for the years fiscal 2001 through fiscal 2004, and lower stock-based compensation expense for fiscal 2005 through fiscal 2007 related to these “refresh” grants.

          The restatement has no impact on the Company’s net cash flows from operating activities or on the Registrant’s cash and cash equivalents in the consolidated statements of cash flows for the periods restated.

          Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the Notes to Consolidated Financial Statements contained in this Amendment No. 1 for further information regarding the revisions to the Registrant’s financial results.

          This Amendment No. 1 amends and restates the following items of the initial filing of the Registrant’s Form 10-K: (i) Part II, Item 6 — Selected Financial Data, (ii) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part II, Item 8 — Consolidated Financial Statements and Supplementary Data, (iv) Part II, Item 9A — Controls and Procedures and (v) Part IV, Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          All information in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Registrant’s Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 23.01, 31.01, 31.02, and 32.01. References to “Amendment No. 1,” “Annual Report” and “Form 10-K” in this Amendment No. 1 refer to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended.

          Contemporaneous with the filing of this Amendment No. 1 to its Annual Report on Form 10-K, the Registrant is filing an Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended to reflect the revisions to the Registrant’s financial results described above.

          All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrant’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

INDEX

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

PART II

Item 6:	Selected Financial Data

      The following selected consolidated financial data are derived from FormFactor’s consolidated financial statements. This data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The following selected consolidated financial data for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 has been restated to reflect adjustments related to the amortization schedule of deferred stock-based compensation described in Note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K/A.

	Fiscal Year Ended

	Dec. 25,	Dec. 30,	Dec. 29,	Dec. 28,	Dec. 27,
	1999	2000	2001	2002	2003

			(As restated)	(As restated)	(As restated)

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$35,722	$56,406	$73,433	$78,684	$98,302
Cost of revenues	20,420	28,243	38,385	39,456	49,929
Stock-based compensation	—	—	73	426	612

Gross margin	15,302	28,163	34,975	38,802	47,761
Operating expenses
Research and development	9,466	11,995	14,619	14,592	15,569
Selling, general and administrative	11,020	15,434	18,500	17,005	19,044
Stock-based compensation	341	259	601	2,039	2,550
Restructuring charges	—	—	1,380	—	—

Total operating expenses	20,827	27,688	35,100	33,636	37,163

Operating income (loss)	(5,525)	475	(125)	5,166	10,598
Interest and other income (expense), net	(119)	1,719	477	642	1,566

Income (loss) before income taxes	(5,644)	2,194	352	5,808	12,164
Benefit (provision) for income taxes	—	(115)	(307)	3,558	(4,649)

Net income (loss)	$(5,644)	$2,079	$45	$9,366	$7,515

Net income (loss) per share:
Basic	$(2.16)	$0.61	$0.01	$2.11	$0.36
Diluted	$(2.16)	$0.08	$0.00	$0.32	$0.22
Weighted-average number of shares used in per share calculation:
Basic	2,609	3,408	4,029	4,448	21,047
Diluted	2,609	26,821	28,649	29,251	34,374
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$19,248	$16,897	$27,576	$37,178	$181,820
Working capital	17,694	23,391	31,074	40,641	190,844
Total assets	38,332	47,499	62,264	77,955	237,165
Long-term debt, less current portion	2,183	521	1,167	625	—
Redeemable convertible preferred stock and warrants	47,913	55,129	65,201	65,201	—
Deferred stock based compensation, net	(184)	(184)	(4,051)	(10,782)	(7,902)
Total stockholders’ equity (deficit)	(21,286)	(18,586)	(17,582)	(4,604)	215,014

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears in this Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Trends, Risks and Uncertainties” and elsewhere in this Form 10-K/A.

      The following discussion and analysis of our financial condition and results of operations have been revised to reflect the adjustments related to amortization of deferred stock-based compensation described in Note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K/A. Other than the revisions described in the preceding sentence, the following discussion and analysis, including the risk factors discussed under “Trends, Risks and Uncertainties,” do not reflect any information or events subsequent to December 27, 2003.

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

      Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002, and fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of December 27, 2003, we had an aggregate of $7.9 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $3.1 million during fiscal 2004; $2.7 million during fiscal 2005; $1.5 million during fiscal 2006; and $591,000 during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight-line basis from the date of grant through the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited. Stock based compensation expenses have been classified to the income statement expense category consistent with the category where related employee expenses are classified. We have restated our consolidated financial statements for fiscal 2001, 2002 and 2003 to reflect the adjustments related to amortization of deferred stock-based compensation and the figures contained in this paragraph reflect such adjustments. See Note 14 of the Notes to Consolidated Financial Statements included in this Form 10-K/A.

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

Results of Operations

      The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended

	Dec. 29,	Dec. 28,	Dec. 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
Revenues	100.0%	100.0%	100.0%
Cost of revenues	52.3	50.2	50.8
Stock-based compensation*	0.1	0.5	0.6

Gross margin	47.6	49.3	48.6
Operating expenses:
Research and development	19.9	18.6	15.8
Selling, general and administrative	25.2	21.6	19.4
Stock-based compensation*	0.8	2.5	2.7
Restructuring charges	1.9	—	—

Total operating expenses	47.8	42.7	37.9

Operating income (loss)	(0.2)	6.6	10.7
Interest and other income, net	0.6	0.8	1.6

Income before income taxes	0.4	7.4	12.3
Benefit (provision) for income taxes	(0.4)	4.5	(4.7)

Net income	0.0%	11.9%	7.6%

*	See Note 14 of the Notes to Consolidated Financial Statements.

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

      Gross Margin. Gross margin as a percentage of revenues was 48.6% for fiscal 2003 compared with 49.3% for fiscal 2002. The decrease in gross margin percentage was primarily due to increased fixed costs and a change in product mix. Stock based compensation reduced the gross margin by $612,000, or 0.6% of revenues in 2003, compared to $426,000, or 0.5% of revenues, in 2002. We increased our manufacturing fixed costs in response to a continued positive demand for our products and continued design wins. This investment, primarily in headcount, has been essential to convert our operations to a 7 day, 24 hour manufacturing shift structure, which began in the second quarter of 2003 and completed in the third quarter of 2003. This structure further increased our capacity and supports the first steps in establishing the required staffing levels to transfer our manufacturing processes into our new production facility in 2004.

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

      Benefit (Provision) for Income Taxes. Provision for income taxes was $4.6 million for fiscal 2003 compared to a benefit of $3.6 million for fiscal 2002. The $3.6 million benefit for fiscal 2002 resulted from the release of the valuation allowance against our deferred tax assets in the amount of $5.9 million. The effective tax rate for fiscal 2003 was 38.2%. Our future effective income tax rate depends on various factors, such as pending tax law changes including but not limited to the tax benefit from export sales and research and development credits and the geographic composition of our pre-tax income.

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

      Gross Margin. Gross margin as a percentage of revenues was 49.3% for fiscal 2002 compared with 47.6% for fiscal 2001. The increase in gross margin percentage was primarily due to cost reduction actions associated with our restructuring in the third quarter of fiscal 2001, continued reductions in the cost of materials, and shipments of high complexity products incorporating newer technology. These benefits were partially offset by a generally less favorable pricing environment due to the overall decline in demand. Stock-based compensation reduced the gross margin by $426,000, or 0.5% of revenues in 2002 compared to $73,000 or 0.1% of revenues in 2001. We also experienced an increase in warranty expenses caused primarily by an increase in field failures at one of our customers. Gross margin in absolute dollars and as a percentage of revenues will be subject to fluctuations as we continue to introduce new technologies into our manufacturing processes and to experience cyclicality in our end markets.

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

      Benefit (Provision) for Income Taxes. We recorded a benefit for income taxes for fiscal 2002 of $3.6 million compared to the provision of $307,000 for fiscal 2001. The benefit resulted from the release of the valuation allowance recorded against deferred tax assets, partially offset by the provision for income taxes on pre-tax profits. The valuation allowance was released because we believe that it is more likely than not that the deferred tax assets will be realized.

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

      Accrued liabilities increased by $2.3 million for fiscal 2003 due primarily to the increase in accrued income taxes and accrued incentive compensation. Accrued liabilities increased from $5.8 million in fiscal 2001 to $7.7 million in fiscal 2002. The increase was due to the increase in accrued incentive compensation as part of our shift to more variable compensation as well as an increase in warranty costs reflecting higher revenue levels.

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

Consolidated Financial Statements

      The consolidated financial statements of FormFactor required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K/A. See Item 15(a)(1) for a list of FormFactor’s consolidated financial statements. The consolidated financial statements and related notes, including the selected quarterly financial data below, of FormFactor have been restated to reflect the adjustments related to the amortization schedule of deferred stock-based compensation described in Note 14 of the Notes to Consolidated Financial Statements, and other than revisions to reflect such adjustments, do not reflect any information or events subsequent to December 27, 2003.

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

	Mar. 31, 2001		June 30, 2001		Sept. 29, 2001		Dec. 29, 2001
	As		As		As		As
	originally	As	originally	As	originally	As	originally	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$19,849	$19,849	$21,507	$21,507	$16,021	$16,021	$16,056	$16,056
Cost of revenues	10,410	10,410	11,269	11,269	8,477	8,477	8,229	8,229
Stock-based compensation *	—	2	—	13	—	23	—	35

Gross margin	9,439	9,437	10,238	10,225	7,544	7,521	7,827	7,792
Operating expenses:
Research and development	4,073	4,073	4,323	4,323	3,054	3,054	3,169	3,169
Selling, general and administrative	4,730	4,730	5,230	5,230	4,344	4,344	4,196	4,196
Stock-based compensation*	58	61	102	92	103	161	206	287
Restructuring charges	—	—	—	—	1,380	1,380	—	—

Total operating expenses	8,861	8,864	9,655	9,645	8,881	8,939	7,571	7,652

Operating income (loss)	578	573	583	580	(1,337)	(1,418)	256	140
Interest and other income, net	(74)	(74)	94	94	229	229	228	228

Income (loss) before income taxes	504	499	677	674	(1,108)	(1,189)	484	368
Benefit (provision) for income taxes	(207)	(435)	(291)	(588)	426	1,037	(235)	(321)

Net income (loss)	$297	$64	$386	$86	$(682)	$(152)	$249	$47

Net income (loss) per share:
Basic	$0.08	$0.02	$0.10	$0.02	$(0.16)	$(0.04)	$0.06	$0.01
Diluted	$0.01	$0.00	$0.01	$0.00	$(0.16)	$(0.04)	$0.01	$0.00
Weighted-average number of shares used in per share calculations
Basic	3,790	3,790	3,941	3,941	4,137	4,137	4,248	4,248
Diluted	27,924	27,915	28,353	28,423	4,137	4,137	29,038	29,033

	Mar. 30, 2002		June 29, 2002		Sept. 28, 2002		Dec. 28, 2002
	As		As		As		As
	originally	As	originally	As	originally	As	originally	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$17,288	$17,288	$18,510	$18,510	$20,729	$20,729	$22,157	$22,157
Cost of revenues	8,859	8,859	9,422	9,422	10,259	10,259	10,916	10,916
Stock-based compensation *	—	58	—	102	—	139	—	127

Gross margin	8,429	8,371	9,088	8,986	10,470	10,331	11,241	11,114
Operating expenses:
Research and development	3,249	3,249	3,579	3,579	3,828	3,828	3,936	3,936
Selling, general and administrative	3,992	3,992	4,172	4,172	4,265	4,265	4,576	4,576
Stock-based compensation*	165	258	302	546	283	613	289	622
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expenses	7,406	7,499	8,053	8,297	8,376	8,706	8,801	9,134

Operating income	1,023	872	1,035	689	2,094	1,625	2,440	1,980
Interest and other income, net	155	155	164	164	85	85	238	238

Income before income taxes	1,178	1,027	1,199	853	2,179	1,710	2,678	2,218
Benefit (provision) for income taxes	(332)	(332)	(485)	(485)	5,031	5,338	(1,089)	(963)

Net income	$846	$695	$714	$368	$7,210	$7,048	$1,589	$1,255

Net income per share:
Basic	$0.19	$0.16	$0.16	$0.08	$1.61	$1.57	$0.35	$0.28
Diluted	$0.03	$0.02	$0.02	$0.01	$0.24	$0.24	$0.05	$0.04
Weighted-average number of shares used in per share calculations
Basic	4,391	4,391	4,438	4,438	4,478	4,478	4,529	4,529
Diluted	29,823	29,847	29,535	29,599	29,575	29,671	29,227	29,090

	Mar. 29, 2003		June 28, 2003		Sept. 27, 2003		Dec. 27, 2003
	As		As		As		As
	originally	As	originally	As	originally	As	originally	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$18,669	$18,669	$22,094	$22,094	$26,076	$26,076	$31,463	$31,463
Cost of revenues	9,800	9,800	11,469	11,469	13,213	13,213	15,447	15,447
Stock-based compensation *	—	138	—	150	—	163	—	161

Gross margin	8,869	8,731	10,625	10,475	12,863	12,700	16,016	15,855
Operating expenses:
Research and development	3,525	3,525	3,831	3,831	3,966	3,966	4,247	4,247
Selling, general and administrative	4,013	4,013	4,478	4,478	4,980	4,980	5,573	5,573
Stock-based compensation*	333	636	371	623	396	638	384	653
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expenses	7,871	8,174	8,680	8,932	9,342	9,584	10,204	10,473

Operating income	998	557	1,945	1,543	3,521	3,116	5,812	5,382
Interest and other income, net	129	129	131	131	520	520	786	786

Income before income taxes	1,127	686	2,076	1,674	4,041	3,636	6,598	6,168
Provision for income taxes	(428)	(263)	(789)	(642)	(1,536)	(1,395)	(2,530)	(2,349)

Net income	$699	$423	$1,287	$1,032	$2,505	$2,241	$4,068	$3,819

Net income per share:
Basic	$0.15	$0.09	$0.12	$0.09	$0.07	$0.07	$0.11	$0.11
Diluted	$0.02	$0.01	$0.04	$0.03	$0.07	$0.06	$0.10	$0.10
Weighted-average number of shares used in per share calculations
Basic	4,539	4,539	10,894	10,894	34,117	34,117	35,617	35,617
Diluted	29,266	29,070	31,170	31,358	37,905	38,044	39,460	39,608

*	See Note 14 of the Notes to Consolidated Financial Statements

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 27, 2003, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting. This Amendment No. 1 to FormFactor’s Annual Report on Form 10-K restates its financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of the stock-based compensation amortization in cost of revenues.

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

      (a) The following documents are filed as part of this Annual Report on Form 10-K/A:

           (1) Consolidated Financial Statements:

                    Report of Independent Registered Public Accounting Firm
                    Consolidated Balance Sheets
                    Consolidated Statements of Income
                    Consolidated Statements of Stockholders’ Equity (Deficit)
                    Consolidated Statements of Cash Flows
                    Notes to Consolidated Financial Statements

           (2) Financial Statement Schedule:

                    Report of Independent Registered Public Accounting Firm
                    Schedule II — Valuation and Qualifying Accounts

           (3) Exhibits:

                    The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/16/03	7, 12	FormFactor announced earnings for the quarter ended September 27, 2003.
10/16/03	5, 7	FormFactor announced its intention to file a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
10/20/03	5, 7	FormFactor announced the filing of a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
11/04/03	5, 7	FormFactor announced the pricing of its public follow-on offering.

      (c) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

10	.11(1)(4)	Key Management Bonus Plan (2004)
10	.12(1)(4)	Sales Incentive Plan (first half 2004)
10	.35(4)	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and FormFactor dated December 10, 2003
10	.45(1)(4)	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and FormFactor dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and FormFactor dated August 18, 2003
23	.01(3)	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.01		Powers of Attorney (set forth on the signature page hereof)
31	.01(3)	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.02(3)	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01(2)(3)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

(2)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(3)	Filed with this Amendment No. 1 to Form 10-K/A.

(4)	Filed with initial filing of the Form 10-K on March 22, 2004.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 20th day of July 2004.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Operating Officer and
and Chief Financial Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Dr. Igor Y. Khandros, Jens Meyerhoff and Stuart L. Merkadeau, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of the Registrant and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to the Annual Report on Form 10-K of the Registrant, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ DR. IGOR Y. KHANDROS Dr. Igor Y. Khandros	Chief Executive Officer, President and Director	July 20, 2004

Principal Financial Officer:

/s/ JENS MEYERHOFF Jens Meyerhoff	Chief Operating Officer and Chief Financial Officer	July 20, 2004

Principal Accounting Officer:

/s/ MICHAEL M. LUDWIG Michael M. Ludwig	Vice-President Finance, and Controller	July 20, 2004

Signature	Title	Date

Additional Directors:

/s/ JOSEPH R. BRONSON Joseph R. Bronson	Director	July 20, 2004

Dr. Thomas J. Campbell	Director	July 20, 2004

/s/ DR. WILLIAM H. DAVIDOW Dr. William H. Davidow	Director	July 20, 2004

/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	July 20, 2004

/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	July 20, 2004

CONSOLIDATED FINANCIAL STATEMENTS

      As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of FormFactor are provided in this section as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FormFactor, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. (the “Company”) and its subsidiaries at December 28, 2002 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years 2001, 2002 and 2003.

PricewaterhouseCoopers LLP

San Jose, California
March 17, 2004, except for Note 14,
as to which the date is July 20, 2004.

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 27,
	2002	2003

	(In thousands, except share
	and per share data)
	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,786	$116,305
Marketable securities	7,557	62,965
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	11,986	19,698
Inventories, net	4,230	8,025
Deferred tax assets	2,680	2,825
Prepaid expenses and other current assets	3,463	2,744

Total current assets	56,702	212,562
Restricted cash	2,835	2,550
Property and equipment, net	16,538	20,495
Deferred tax assets	1,396	1,202
Other assets	484	356

Total assets	$77,955	$237,165

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$375	$—
Notes payable, current portion	500	—
Accounts payable	6,712	10,579
Accrued liabilities	7,681	10,134
Deferred revenue and customer advances	793	1,005

Total current liabilities	16,061	21,718
Notes payable, less current portion	625	—
Deferred revenue and customer advances	672	433

Total liabilities	17,358	22,151

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003 (Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)	64,895	—
Redeemable convertible preferred stock warrants	306	—

	65,201	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares
Issued and outstanding: none in 2002 and 2003	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	5	37
Additional paid-in capital	20,183	226,592
Notes receivable from stockholders	(3,447)	(661)
Deferred stock-based compensation, net	(10,782)	(7,902)
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(10,563)	(3,048)

Total stockholders’ equity (deficit)	(4,604)	215,014

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,955	$237,165

The accompanying notes are an integral part of these consolidated financial statements.

\

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	As restated	As restated	As restated

	(In thousands, except per share data)
Revenues	$73,433	$78,684	$98,302
Cost of revenues	38,385	39,456	49,929
Stock-based compensation	73	426	612

Gross margin	34,975	38,802	47,761

Operating expenses:
Research and development(1)	14,619	14,592	15,569
Selling, general and administrative(1)	18,500	17,005	19,044
Stock-based compensation	601	2,039	2,550
Restructuring charges	1,380	—	—

Total operating expenses	35,100	33,636	37,163

Operating income	(125)	5,166	10,598
Interest income	989	808	1,041
Interest expense	(170)	(79)	(38)
Other income (expense), net	(342)	(87)	563

	477	642	1,566

Income before income taxes	352	5,808	12,164
Benefit (provision) for income taxes	(307)	3,558	(4,649)

Net income	$45	$9,366	$7,515

Net income per share:
Basic	$0.01	$2.11	$0.36

Diluted	$0.00	$0.32	$0.22

Weighted-average number of shares used in per share calculations:
Basic	4,029	4,448	21,047

Diluted	28,649	29,251	34,374

(1) Amounts exclude stock-based compensation, as follows:
Research and development	120	708	892
Selling, general and administrative	481	1,331	1,657

Total	$601	$2,039	$2,549

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 29, 2001,
December 28, 2002 and December 27, 2003

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other
			Paid-in	from	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Total

	(In thousands, except share data)
Balances, December 30, 2000	4,458,287	$4	$5,529	$(3,961)	$(184)	$—	$(19,974)	$(18,586)
Issuance of common stock pursuant to exercise of options for cash and notes receivable	168,229	1	340	(43)	—	—	—	298
Issuance of common stock for services provided	2,462	—	15	—	—	—	—	15
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(50,528)	—	(214)	186	—	—	—	(28)
Deferred stock-based compensation	—	—	4,541	—	(4,541)	—	—	—
Recognition of stock-based compensation	—	—	—	—	674	—	—	674
Net income	—	—	—	—	—	—	45	45

Balances, December 29, 2001 as restated	4,578,450	5	10,211	(3,818)	(4,051)	—	(19,929)	(17,582)
Repayment of notes receivable from stockholders	—	—	—	26	—	—	—	26
Issuance of common stock pursuant to exercise of options for cash	223,113	—	1,070	—	—	—	—	1,070
Issuance of common stock for services provided	7,538	—	57	—	—	—	—	57
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(128,983)	—	(351)	345	—	—	—	(6)
Deferred stock-based compensation, net of cancellations	—	—	9,196	—	(9,196)	—	—	—
Recognition of stock-based compensation	—	—	—	—	2,465	—	—	2,465
Net income	—	—	—	—	—	—	9,366	9,366

Balances, December 28, 2002 as restated	4,680,118	5	20,183	(3,447)	(10,782)	—	(10,563)	(4,604)
Repurchase of common stock	(100,000)	—	(200)	—	—	—	—	(200)
Issuance of common stock in connection with initial public offering and follow-on offering, net of issuance costs	8,755,171	9	137,826	—	—	—	—	137,835
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	23,002,626	23	64,872	—	—	—	—	64,895
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	306	—	—	—	—	306
Issuance of common stock pursuant to net exercise of common stock warrants	45,338	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	2,786	—	—	—	2,786
Issuance of common stock pursuant to exercise of options for cash	425,653	—	1,655	—	—	—	—	1,655
Tax benefit from exercise of common stock options	—	—	1,668	—	—	—	—	1,668
Deferred stock-based compensation, net of cancellations	—	—	282	—	(282)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,162	—	—	3,162
Components of other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	47	—	47
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	—	7,515	7,515

Comprehensive income								7,511

Balances, December 27, 2003 as restated	36,808,906	$37	$226,592	$(661)	$(7,902)	$(4)	$(3,048)	$215,014

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
	(In thousands)
Cash flows from operating activities:
Net income	$45	$9,366	$7,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,745	5,392	5,147
Stock-based compensation expense	674	2,465	3,162
Common stock issued for services provided	15	57	—
Deferred tax assets	—	(4,076)	49
Tax benefits from employee stock option plans	—	—	1,668
Interest income from stockholders’ notes receivable	(257)	(238)	(160)
Provision for doubtful accounts	(166)	(161)	(150)
Provision for excess and obsolete inventories	969	(1,157)	1,959
Loss on disposal of property and equipment	194	322	10
Non-cash restructuring expenses	277	—	—
Changes in assets and liabilities:
Accounts receivable	501	38	(7,547)
Inventories	(522)	(683)	(5,755)
Prepaids and other current assets	(268)	(1,412)	918
Accounts payable	1,246	1,163	3,842
Accrued liabilities	2,307	1,832	2,342
Deferred revenues	501	(55)	(28)

Net cash provided by operating activities	10,261	12,853	12,972

Cash flows from investing activities:
Acquisition of property and equipment	(9,356)	(4,177)	(9,080)
Purchase of marketable securities	(17,865)	(23,136)	(153,641)
Proceeds from maturities of marketable securities	15,817	22,590	98,280
Restricted cash	—	(2,835)	285
Other assets	(203)	63	83

Net cash used in investing activities	(11,607)	(7,495)	(64,073)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock, net	10,072	—	—
Proceeds from issuance of common stock, net	298	1,070	139,490
Repayment of notes receivable from stockholders	—	26	2,786
Repurchase of common stock	(28)	(6)	(200)
Proceeds from issuance of notes payable	2,000	—	—
Proceeds from issuance of bank line of credit	—	375	1,000
Repayment of notes payable	(2,365)	(602)	(1,125)
Repayment of bank line of credit	—	—	(1,375)

Net cash provided by financing activities	9,977	863	140,576

Effect of exchange rate changes on cash and cash Equivalents	—	—	44
Net increase in cash and cash equivalents	8,631	6,221	89,519
Cash and cash equivalents, beginning of year	11,934	20,565	26,786

Cash and cash equivalents, end of year	$20,565	$26,786	$116,305

Non-cash financing activities:
Common stock issued for notes receivable	$43	$—	$—
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$186	$345	$200
Conversion of redeemable convertible preferred stock and warrants to common stock	$—	$—	$65,201
Deferred stock-based compensation	$4,541	$9,196	$282
Supplemental disclosure of cash flow information:
Interest paid	$170	$79	$38
Income taxes paid	$271	$179	$2,573

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

      The accompanying financials have been restated from those previously issued (see Note 14).

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s net income would have been changed to the pro-forma amounts as follows (in thousands, except per share data):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
Reported net income, as restated — (see Note 14)	$45	$9,366	$7,515
Add: Stock-based employee compensation expense included in reported net income, net of tax	86	1,479	1,954
Deduct: Total stock-based employee compensation expense determined under the minimum and fair value based methods for all awards, net of tax	(139)	(990)	(1,941)

Pro forma net income (loss)	$(8)	$9,855	$7,528

Net income (loss) per share
Basic:
As reported	$0.01	$2.11	$0.36

Pro forma	$0.00	$2.22	$0.36

Diluted:
As reported	$0.00	$0.32	$0.22

Pro forma	$0.00	$0.34	$0.22

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

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
Numerator:
Net income	$45	$9,366	$7,515

Denominator:
Weighted-average common stock outstanding	4,557	4,675	21,218
Less: Weighted-average shares subject to repurchase	(528)	(227)	(171)

Weighted-average shares used in computing basic net income per share	4,029	4,448	21,047
Dilutive potential common shares used in computing diluted net income per share	24,620	24,803	13,327

Total weighted-average number of shares used in computing diluted net income per share	28,649	29,251	34,374

      The following outstanding options and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 29,	December 28,	December 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
Options to purchase common stock	1,164	258	1,125
Warrants	46	46	—

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

      Accrued liabilities consisted of the following (in thousands):

	December 28,	December 27,
	2002	2003

	(As restated)	(As restated)
Accrued compensation and benefits	$4,746	$6,949
Accrued commissions	402	387
Other accrued expenses	2,533	2,798

	$7,681	$10,134

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

Deferred stock-based compensation (As restated — see Note 14)

      During fiscal 2001 and fiscal 2002, and through the Company’s initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant. This deferred stock-based compensation is amortized to expense on a straight-line basis from the date of grant through the vesting period, generally four years to five years. During the years ended December 29, 2001, December 28, 2002, and December 27, 2003, the Company has recorded deferred stock-based compensation related to these options in the amounts of $4,266,000, $9,153,000 and $282,000, net of cancellations, respectively, of which $674,000, $2,465,000 and $3,162,000 had been amortized to expense during fiscal 2001, 2002 and 2003, respectively.

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

Note 9 — Income Taxes:

      The components of income before income taxes were as follows (as restated — see Note 14):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

		(in thousands)
U.S.	$(1,170)	$7,013	$13,025
Foreign	1,522	(1,205)	(861)

	$352	$5,808	$12,164

      The components of the provision (benefit) for income taxes are as follows (as restated — see Note 14):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

		(in thousands)
Current:
Federal	$158	$385	$3,031
State	108	(14)	2
Foreign	41	143	158

	307	514	3,191

Deferred:
Federal	—	(2,457)	1,085
State	—	(1,615)	373

	—	(4,072)	1,458

Total provision (benefit) for income taxes	$307	$(3,558)	$4,649

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Components of the Company’s deferred tax assets are as follows (as restated—See Note 14):

	December 28,	December 27,
	2002	2003

	(in thousands)
Net operating losses	$37	$38
Tax credits	2,297	845
Depreciation and amortization	(196)	(59)
Non-statutory stock options	437	1,052
Other reserves and accruals	1,501	2,151

	$4,076	$4,027

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

      The items accounting for the difference between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes consisted of:

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	(As restated)	(As restated)	(As restated)
Federal statutory rate	34.0%	34.0%	35.0%
State taxes and credits, net of federal benefit	(124.3)	1.7	3.0
Non-deductible deferred stock-based compensation	47.3	8.2	4.4
No tax benefit of foreign losses	290.9	55.5	3.0
Extraterritorial income exclusion	(55.4)	(3.3)	(4.4)
Tax credits	(209.4)	(5.9)	(2.7)
Change in valuation allowance	100.4	(156.7)	—
Permanent items and other	3.7	5.3	0.1

Total	87.2%	(61.2)%	38.4%

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

Note 14 — Restatement of Financial Statements:

      On July 20, 2004, the Company announced that it would restate its financial results for fiscal years 2001, 2002, 2003 and the three months ended March 27, 2004 to reflect an adjustment to the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering. In connection with this adjustment, the Company reclassified a portion of the stock-based compensation expense from operating expenses to cost of revenues and has revised its provision for income taxes accordingly. The aggregate amount of deferred stock-based compensation initially recorded remains unchanged.

      The adjustment to the amortization schedule relates to pre-IPO “refresh” stock option grants issued in 2001 and 2002. These option grants were designed to add an additional year on to the vesting period of the employees’ existing option grant. This provides employees’ with consistent option compensation following full vesting of their original option grants, which generally occurs four years after grant. In connection with its IPO, the Company recorded $8.3 million of deferred stock-based compensation for these “refresh” grants to be amortized over their future one year vesting period. During the second quarter of 2004, the Company’s independent auditors indicated that deferred stock based compensation relating to these “refresh” grants should have been amortized from the date of grant through the vesting period rather than during the vesting period. At the recommendation of its audit committee, the Company disclosed the matter to the SEC, Office of the Chief Accountant, to report and confirm that the amortization should begin from the grant date. The adjustment will result in higher stock based compensation expense for the years fiscal 2001 through fiscal 2004, and lower stock-based compensation expense in fiscal 2005 through fiscal 2007 related to these “refresh” grants.

      The periods affected by the restatement include fiscal years ended December 29, 2001, December 28, 2002, December 27, 2003 and the three months ended March 27, 2004.

      The restatement has no impact on the Company’s net cash flows from operating activities or on the Company’s cash and cash equivalents in the consolidated statements of cash flows for the periods restated.

	Year Ended December 29, 2001
	(As originally
	reported)	(As restated)
Revenues	$73,433	$73,433
Cost of revenues	38,385	38,385
Stock-based compensation	—	73

Gross margin	35,048	34,975

Operating expenses:
Research and development	14,619	14,619
Selling, general and administrative	18,500	18,500
Stock-based compensation	469	601
Restructuring charges	1,380	1,380

Total operating expenses	34,968	35,100

Operating income (loss)	80	(125)

Interest income	989	989
Interest expense	(170)	(170)
Other income (expense), net	(342)	(342)

	477	477

Income before income taxes	557	352
Provision for income taxes	(307)	(307)

Net income	$250	$45

Net income per share:
Basic	$0.06	$0.01

Diluted	$0.01	$0.00

Weighted-average number of shares used
in per share calculations:
Basic	4,029	4,029

Diluted	28,654	28,649

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 28, 2002
	(As originally
	reported)	(As restated)
Revenues	$78,684	$78,684
Cost of revenues	39,456	39,456
Stock-based compensation	—	426

Gross margin	39,228	38,802

Operating expenses:
Research and development	14,592	14,592
Selling, general and administrative	17,005	17,005
Stock-based compensation	1,039	2,039
Restructuring charges	—	—

Total operating expenses	32,636	33,636

Operating income	6,592	5,166

Interest income	808	808
Interest expense	(79)	(79)
Other income (expense), net	(87)	(87)

	642	642

Income before income taxes	7,234	5,808
Benefit for income taxes	3,125	3,558

Net income	$10,359	$9,366

Net income per share:
Basic	$2.33	$2.11

Diluted	$0.35	$0.32

Weighted-average number of shares used in per share calculations:
Basic	4,448	4,448

Diluted	29,554	29,251

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 27, 2003
	(As originally
	reported)	(As restated)
Revenues	$98,302	$98,302
Cost of revenues	49,929	49,929
Stock-based compensation	—	612

Gross margin	48,373	47,761

Operating expenses:
Research and development	15,569	15,569
Selling, general and administrative	19,044	19,044
Stock-based compensation	1,484	2,550
Restructuring charges	—	—

Total operating expenses	36,097	37,163

Operating income	12,276	10,598

Interest income	1,041	1,041
Interest expense	(38)	(38)
Other income (expense), net	563	563

	1,566	1,566

Income before income taxes	13,842	12,164
Provision for income taxes	(5,283)	(4,649)

Net income	$8,559	$7,515

Net income per share:
Basic	$0.41	$0.36

Diluted	$0.25	$0.22

Weighted-average number of shares used in per share calculations:
Basic	21,047	21,047

Diluted	34,165	34,374

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 28, 2002
	(As originally
	reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$26,786	$26,786
Marketable securities	7,557	7,557
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	11,986	11,986
Inventories, net	4,230	4,230
Deferred tax assets	2,571	2,680
Prepaid expenses and other current assets	3,463	3,463

Total current assets	56,593	56,702
Restricted cash	2,835	2,835
Property and equipment, net	16,538	16,538
Deferred tax assets	1,068	1,396
Other assets	484	484

Total assets	$77,518	$77,955

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$375	$375
Notes payable, current portion	500	500
Accounts payable	6,712	6,712
Accrued liabilities	7,677	7,681
Deferred revenue and customer advances	793	793

Total current liabilities	16,057	16,061
Notes payable, less current portion	625	625
Deferred revenue and customer advances	672	672

Total liabilities	17,354	17,358

Commitments and contingencies (Note 6) Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003
(Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)	64,895	64,895
Redeemable convertible preferred stock warrants	306	306

	65,201	65,201

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares Issued and outstanding: none in 2002 and 2003 Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	5	5
Additional paid-in capital	20,064	20,183
Notes receivable from stockholders	(3,447)	(3,447)
Deferred stock-based compensation, net	(12,294)	(10,782)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(9,365)	(10,563)

Total stockholders’ equity (deficit)	(5,037)	(4,604)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,518	$77,955

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 27, 2003
	(As originally
	reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$116,305
Marketable securities	62,965	62,965
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	19,698	19,698
Inventories, net	8,025	8,025
Deferred tax assets	2,575	2,825
Prepaid expenses and other current assets	2,744	2,744

Total current assets	212,312	212,562
Restricted cash	2,550	2,550
Property and equipment, net	20,495	20,495
Deferred tax assets	398	1,202
Other assets	356	356

Total assets	$236,111	$237,165

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$—	$—
Notes payable, current portion	—	—
Accounts payable	10,579	10,579
Accrued liabilities	10,147	10,134
Deferred revenue and customer advances	1,005	1,005

Total current liabilities	21,731	21,718
Notes payable, less current portion	—	—
Deferred revenue and customer advances	433	433

Total liabilities	22,164	22,151

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003
(Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)	—	—
Redeemable convertible preferred stock warrants	—	—

Stockholders’ equity (deficit):	—	—

Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares
Issued and outstanding: none in 2002 and 2003
Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	37	37
Additional paid-in capital	226,630	226,592
Notes receivable from stockholders	(661)	(661)
Deferred stock-based compensation, net	(11,249)	(7,902)
Accumulated other comprehensive loss	(4)	(4)
Accumulated deficit	(806)	(3,048)

Total stockholders’ equity (deficit)	213,947	215,014

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$236,111	$237,165

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors
of FormFactor, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2004 appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 17, 2004

SCHEDULE II

FORMFACTOR, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 29, 2001, December 28, 2002 and December 27, 2003
(in thousands)

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year

Allowance for doubtful accounts receivable
Year ended December 29, 2001	$580	$—	$166	$414
Year ended December 28, 2002	$414	$165	$326	$253
Year ended December 27, 2003	$253	$—	$150	$103
Reserve for excess and obsolete inventory
Year ended December 29, 2001	$7,647	$4,504	$3,535	$8,616
Year ended December 28, 2002	$8,616	$1,279	$2,436	$7,459
Year ended December 27, 2003	$7,459	$3,687	$1,728	$9,418
Allowance against deferred tax assets
Year ended December 29, 2001	$8,749	$312	$—	$9,061
Year ended December 28, 2002	$9,061	$—	$9,061	$—
Year ended December 27, 2003	$—	$—	$—	$—

INDEX TO EXHIBITS

      Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report on Form 10-K:

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.01		Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003.	S-1	333-109815	10/20/03	3.01
3.02		Amended and Restated Bylaws of the Registrant.	S-1	333-109815	10/20/03	3.02
4.01		Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01
4.02		Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001.	S-1	333-86738	4/22/02	4.02
4.03		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03
4.04		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04
4.05		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05
4.06		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06
10.01		Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01
10.02		1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02
10.03		1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03
10.04		Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04
10.05		Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05
10.06		2002 Equity Incentive Plan, and forms of option grant.	S-1/A	333-86738	6/10/03	10.06
10.07		2002 Employee Stock Purchase Plan.	S-1/A	333-86738	6/10/03	10.07
10.08		Key Management Bonus Plan (2003).	S-1/A	333-86738	6/10/03	10.08.1
10.09		Sales Incentive Plan (first half 2003).	S-1/A	333-86738	6/10/03	10.09.1
10.10		Sales Incentive Plan (second half 2003).	S-1	333-109815	10/20/03	10.10
10	.11*	Key Management Bonus Plan (2004).	10-K	—	3/22/04	10.11
10	.12*	Sales Incentive Plan (first half 2004).	10-K	—	3/22/04	10.12
10.13		Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.11

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.14	Lease by and between Paul E. Iacono and the Registrant dated June 26, 1995.	S-1	333-86738	4/22/02	10.12
10.15	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated June 26, 1995.	S-1/A	333-86738	12/18/02	10.12.1
10.16	Lease by and between Paul E. Iacono and the Registrant dated April 12, 1996.	S-1	333-86738	4/22/02	10.13
10.17	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 12, 1996.	S-1/A	333-86738	12/18/02	10.13.1
10.18	Lease by and between Paul E. Iacono and the Registrant dated November 20, 1996.	S-1	333-86738	4/22/02	10.14
10.19	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated November 20, 1996.	S-1/A	333-86738	12/18/02	10.14.1
10.20	Lease by and between Paul E. Iacono and the Registrant dated April 24, 1997.	S-1	333-86738	4/22/02	10.15
10.21	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 24, 1997.	S-1/A	333-86738	12/18/02	10.15.1
10.22	Lease by and between Richard K. and Pamela K. Corbett, Robert and Cheryl Rumberger, Connie Duke and the Registrant dated March 12, 1998.	S-1	333-86738	4/22/02	10.16
10.23	First Amendment to Standard Industrial/ Single Tenant Lease — Net by and between Richard K. Corbett and Pamela K. Corbett, Robert Rumberger and Cheryl Rumberger, and the Registrant dated April 30, 2003.	S-1/A	333-86738	5/21/03	10.16.1
10.24	Lease by and between L One and the Registrant dated March 25, 1998.	S-1	333-86738	4/22/02	10.17
10.25	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18
10.26	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.18.1
10.27	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.19
10.28	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.19.1

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.29	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20
10.30	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.20.1
10.31	Third Amended and Restated Loan and Security Agreement by and between Comerica Bank — California and the Registrant dated February 21, 2003.	S-1/A	333-86738	5/07/03	10.29
10.32	Basic Purchase Agreement by and among Infineon Technologies Aktiengesellschaft, Whiteoak Semiconductor Partnership, Promos Technologies Inc. and the Registrant dated July 9, 1999.	S-1/A	333-86738	6/10/03	10.22
10.33	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 19, 2002.	S-1/A	333-86738	5/07/03	10.22.1
10.34	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.22.2
10.35	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated December 10, 2003.	10-K	—	3/22/04	10.35
10.36	Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated June 1, 2000.	S-1/A	333-86738	6/10/03	10.23
10.37	Amendment No. 1 to Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.23.1
10.38	Probecard Purchase Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated November 22, 2000.	S-1/A	333-86738	6/10/03	10.24
10.39	Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated October 31, 2001, Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 10, 2002, and Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 22, 2003.	S-1/A	333-86738	6/10/03	10.24.1

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.40		Intel Corporation Purchase Agreement — Capital Equipment and Services by and between Intel Corporation and the Registrant dated January 8, 2001, and as amended on January 22, 2001, on March 1, 2001, and on April 1, 2001.	S-1/A	333-86738	6/10/03	10.25
10.41		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated May 22, 2002.	S-1/A	333-86738	5/07/03	10.25.1
10.42		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated June 30, 2002.	S-1	333-109815	10/20/03	10.25.2
10.43		Production and Development Materials and Services Purchase Agreement by and between Harbor Electronics and the Registrant dated April 17, 2002.	S-1/A	333-86738	6/10/03	10.27
10.44		Production and Development Materials and Services Purchase Agreement by and between NTK Technologies and the Registrant dated June 25, 2002.	S-1/A	333-86738	6/10/03	10.28
10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and the Registrant dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and the Registrant dated August 18, 2003.	10-K	—	3/22/04	10.45
21.01		List of the Registrant’s subsidiaries.	S-1	333-86738	4/22/02	21.01
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
24.01		Powers of Attorney (set forth on the signature page hereof).	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.