Form 10-Q/A
period 2004-03-27
FORMFACTOR INC
filed 2004-07-20
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

FORMFACTOR, INC.

Explanatory Note

     The Registrant is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended March 27, 2004 to amend and restate its Form 10-Q for the same period that it initially filed with the Securities and Exchange Commission on May 11, 2004. This Amendment No. 1 restates the Registrant’s financial results for three months ended March 29, 2003 and March 27, 2004 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering.

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

     Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 to the Notes to Consolidated Financial Statements contained in this Amendment No. 1 for further information regarding the revisions to the Registrant’s financial results.

     This Amendment No. 1 amends and restates the following items of the initial filing of the Registrant’s Form 10-Q: (i) Part I, Item 1 — Unaudited Condensed Consolidated Financial Statements, (ii) Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part I, Item 4 - Controls and Procedures, and (iv) Part II, Item 6 — Exhibits and Reports on Form 8-K.

     All information in the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 27, 2004, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Registrant’s Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.01, 31.02 and 32.01. References to “Annual Report” and “Form 10-K” in this Amendment No. 1 refer to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended. References to “Amendment No. 1,” “Quarterly Report” and “Form 10-Q” in this Amendment No. 1, refer to the Registrant’s quarterly report on Form 10-Q for the three months ended March 27, 2004, as amended.

     All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrant’s reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 27, 2004, as amended.

INDEX

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

	(As restated)	(As restated)
Revenues	$18,669	$37,118
Cost of revenues	9,800	18,026
Stock-based compensation	138	155

Gross margin	8,731	18,937

Operating expenses:
Research and development(1)	3,525	4,349
Selling, general and administrative(1)	4,013	5,874
Stock-based compensation	636	552

Total operating expenses	8,174	10,775

Operating income	557	8,162
Interest income	162	533
Interest expense	(14)	—
Other expense	(19)	(395)

	129	138

Income before income taxes	686	8,300
Provision for income taxes	(263)	(3,197)

Net income	$423	$5,103

Net income per share:
Basic	$0.09	$0.14

Diluted	$0.01	$0.13

Weighted-average number of shares used in per share calculations:
Basic	4,539	37,083

Diluted	29,070	40,231

(1) Amounts exclude stock-based compensation expense, as follows:
Research and development	220	164
Selling, general and administrative	416	388

Total	$636	$552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 27,	March 27,
	2003	2004

	(As restated)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$99,232
Marketable securities	62,965	82,520
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and 2004	19,698	26,375
Inventories, net	8,025	8,744
Deferred tax assets	2,825	2,773
Prepaid expenses and other current assets	2,744	2,756

Total current assets	212,562	222,400
Restricted cash	2,550	2,550
Property and equipment, net	20,495	27,374
Deferred tax assets	1,202	1,202
Other assets	356	349

Total assets	$237,165	$253,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$15,334
Accrued liabilities	10,134	8,794
Deferred revenue and customer advances	1,005	1,278

Total current liabilities	21,718	25,406
Deferred revenue and customer advances	433	374

Total liabilities	22,151	25,780

Stockholders’ equity:
Common stock, $0.001 par value	37	38
Additional paid-in capital	226,592	232,892
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation, net	(7,902)	(6,958)
Accumulated other comprehensive income (loss)	(4)	68
Retained earnings (accumulated deficit)	(3,048)	2,055

Total stockholders’ equity	215,014	228,095

Total liabilities and stockholders’ equity	$237,165	$253,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$423	$5,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,281	1,380
Stock-based compensation expense	774	707
Deferred tax assets	—	52
Tax benefit from employee stock option plans	—	2,524
Interest income from stockholders’ notes receivable	(58)	—
Provision for doubtful accounts	(50)	—
Provision for excess and obsolete inventories	1,102	656
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	1,731	(6,678)
Inventories	(1,901)	(1,376)
Prepaid and other current assets	(356)	(3)
Accounts payable	(1,641)	(1,951)
Accrued liabilities	(2,504)	(1,366)
Deferred revenues	(157)	213

Net cash used in operating activities	(1,346)	(739)

Cash flows from investing activities:
Acquisition of property and equipment	(960)	(1,560)
Purchase of marketable securities	(2,810)	(31,060)
Proceeds from maturities of marketable securities	6,030	11,597
Restricted cash	2,835	—
Other assets	10	—

Net cash provided by (used in) investing activities	5,105	(21,023)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	67	4,013
Repayment of notes receivable from stockholders	10	661
Repayment of notes payable	(125)	—

Net cash provided by (used in) financing activities	(48)	4,674

Effect of exchange rate changes on cash and cash equivalents	12	15
Net increase (decrease) in cash and cash equivalents	3,723	(17,073)
Cash and cash equivalents, beginning of the period	26,786	116,305

Cash and cash equivalents, end of the period	$30,509	$99,232

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$—	$6,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 27, 2004

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s annual report on Form 10-K/A for the year ended December 27, 2003 filed with the Securities and Exchange Commission.

Note 2 — Significant Accounting Policies

      The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K/A for the year ended December 27, 2003 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three months ended March 27, 2004.

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

      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro-forma amounts as follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	(As restated)	(As restated)

	(In thousands, except
	per share amounts)
Net income, as reported	$423	$5,103
Add: Stock-based employee compensation expense included in reported net income, net of tax	478	435
Deduct: Total stock-based employee compensation expense determined under minimum and fair value based methods for all awards, net of tax	(286)	(843)

Pro forma net income	$615	$4,695

Net income per share
Basic:
As reported	$0.09	$0.14

Pro forma	$0.14	$0.13

Diluted:
As reported	$0.01	$0.13

Pro forma	$0.02	$0.12

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

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	(As restated)	(As restated)

	(In thousands)
Numerator:
Net income	$423	$5,103

Denominator:
Weighted-average common stock outstanding	4,722	37,232
Less:
Weighted-average shares subject to repurchase	(183)	(149)

Weighted-average shares used in computing basic net income per share	4,539	37,083
Dilutive potential common shares used in computing diluted net income per share	24,531	3,148

Total weighted-average number of shares used in computing diluted net income per share	29,070	40,231

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

      Components of accumulated other comprehensive income were as follows:

	Three Months Ended

	March 29, 2003	March 27, 2004

	(As restated)	(As restated)

	(in thousands)
Net income	$423	$5,103
Change in unrealized gain on marketable securities	47	92
Foreign currency translation adjustments	(51)	(20)

Comprehensive income	$419	$5,175

      Components of accumulated comprehensive income (loss) were as follows:

	December 27, 2003	March 27, 2004

	(in thousands)
Unrealized gain on marketable securities	$47	$139
Cumulative translation adjustments	(51)	(71)

Accumulated other comprehensive income (loss)	$(4)	$68

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

Note 11 – Restatement of Financial Statements:

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

	Quarter Ended March 27, 2004
	(As originally
	reported)	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$99,232	$99,232
Marketable securities	82,520	82,520
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	26,375	26,375
Inventories, net	8,744	8,744
Deferred tax assets	2,523	2,773
Prepaid expenses and other current assets	2,756	2,756

Total current assets	222,150	222,400
Restricted cash	2,550	2,550
Property and equipment, net	27,374	27,374
Deferred tax assets	398	1,202
Other assets	349	349

Total assets	$252,821	$253,875

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank line of credit	$—	$—
Notes payable, current portion	—	—
Accounts payable	15,334	15,334
Accrued liabilities	9,032	8,794
Deferred revenue and customer advances	1,278	1,278

Total current liabilities	25,644	25,406
Notes payable, less current portion	—	—
Deferred revenue and customer advances	374	374

Total liabilities	26,018	25,780

Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003 (Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)

Redeemable convertible preferred stock warrants
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:	—	—
Authorized: 10,000,000 shares
Issued and outstanding: none in 2002 and 2003
Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	38	38
Additional paid-in capital	232,950	232,892
Deferred stock-based compensation, net	(10,623)	(6,958)
Accumulated other comprehensive loss	68	68
Accumulated deficit	4,370	2,055

Total stockholders’ equity	226,803	228,095

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$252,821	$253,875

	Three Months Ended
	March 27,	March 27,
	2004	2004
	(As originally
	reported)	(As restated)
Revenues	$37,118	$37,118
Cost of revenues	18,026	18,026
Stock-based compensation	—	155

Gross margin	19,092	18,937

Operating expenses:
Research and development	4,349	4,349
Selling, general and administrative	5,874	5,874
Stock-based compensation	409	552

Total operating expenses	10,632	10,775

Operating income	8,460	8,162
Interest income	533	533
Interest expense	—	—
Other income (expense), net	(395)	(395)

	138	138

Income before income taxes	8,598	8,300
Provision for income taxes	(3,422)	(3,197)

Net income	$5,176	$5,103

Net income per share:
Basic	$0.14	$0.14

Diluted	$0.13	$0.13

Weighted-average number of shares used in per share calculations:
Basic	37,083	37,083

Diluted	40,042	40,231

	Three Months Ended
	March 28,	March 28,
	2003	2003
	(As originally
	reported)	(As restated)
Revenues	$18,669	$18,669
Cost of revenues	9,800	9,800
Stock-based compensation	—	138

Gross Margin	8,869	8,731

Operating expenses:
Research and development	3,525	3,525
Selling, general and administrative	4,013	4,013
Stock-based compensation	333	636

Total operating expenses	7,871	8,174

Operating income	998	557
Interest income	162	162
Interest expense	(14)	(14)
Other income (expense), net	(19)	(19)
	129	129
Income before income taxes	1,127	686
Provision for income taxes	(428)	(263)

Net income	$699	$423

Net income per share:
Basic	$0.15	$0.09

Diluted	$0.02	$0.01

Weighted-average number of shares used in per share calculations:
Basic	4,539	4,539

Diluted	29,266	29,070

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

      This quarterly report on Form 10-Q/A contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

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

      The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries. The following discussion and analysis of our financial condition and results of operations have been revised to reflect the adjustments related to amortization of deferred stock-based compensation described in Note 11 of the Notes to Consolidated Financial Statements included in this Form 10-Q/A. Other than the revisions described in the preceding sentence, the following discussion and analysis, including the risk factors discussed under “Risks That May Affect Future Results,” do not reflect any information or events subsequent to March 27, 2004.

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

      Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of March 27, 2004, we had an aggregate of $7.0 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $2.3 million during the remainder of fiscal 2004; $2.6 million during fiscal 2005; $1.5 million during fiscal 2006; and $591,000 during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

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

Results of Operations

      The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended

	March 29, 2003	March 27, 2004

	(As restated)	(As restated)
Revenues	100.0%	100.0%
Cost of revenues	52.5	48.6
Stock-based compensation	0.7	0.4

Gross margin	46.8	51.0

Operating expenses:
Research and development	18.9	11.7
Selling, general and administrative	21.5	15.8
Stock-based compensation	3.4	1.5

Total operating expenses	43.8	29.0

Operating income	3.0	22.0
Interest income	0.9	1.4
Interest expense	(0.1)	—
Other expense	(0.1)	(1.1)

	0.7	0.3
Income before income taxes	3.7	22.3
Provision for income taxes	(1.4)	(8.6)

Net income	2.3%	13.7%

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

      Gross Margin. Gross margin as a percentage of revenues was 51.0% for the three months ended March 27, 2004 compared with 46.8% for the three months ended March 29, 2003. The increase in gross margin percentage was primarily due to increased revenues and product mix. During the quarter we incurred $340,000 of non-recurring expenses related to the bring up of our new manufacturing facility. Stock-based compensation reduced the gross margin by $155,000, or 0.4% of revenues in the three months ended March 27, 2004 compared to $138,000, or 0.7% of revenues in the three months ended March 29, 2003.

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

      Provision for Income Taxes. Provision for income taxes was $3.2 million for the three months ended March 27, 2004 compared with $263,000 for the three months ended March 29, 2003. The $3.2 million provision for the first quarter of 2004 reflected an effective tax rate of 38.5% compared with an effective tax rate of 38.3% for the first quarter of 2003. The increase in the effective tax rate was primarily driven by the expiration of the current legislation for research and development credits.

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

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 27, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting. This Amendment No. 1 to FormFactor’s Quarterly Report on Form 10-Q restates its financial results for the three months ended March 27, 2004 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 public offering and to reflect a portion of the stock-based compensation amortization in cost of revenues.

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

Jens Meyerhoff
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

July 20, 2004

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