Form 10-Q
period 2004-06-26
FORMFACTOR INC
filed 2004-08-09
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50307

FormFactor, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3711155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2004 was 37,886,653 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended June 26, 2004
Index

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(As restated)		(As restated)
Revenues	$22,094	$43,154	$40,763	$80,272
Cost of revenues	11,469	20,158	21,269	38,184
Stock-based compensation	150	157	288	312

Gross margin	10,475	22,839	19,206	41,776

Operating expenses:
Research and development (1)	3,831	4,516	7,356	8,865
Selling, general and administrative (1)	4,478	6,862	8,491	12,736
Stock-based compensation	623	564	1,259	1,116

Total operating expenses	8,932	11,942	17,106	22,717

Operating income	1,543	10,897	2,100	19,059

Interest income	174	572	336	1,105
Interest expense	(14)	—	(27)	—
Other expense, net	(29)	(247)	(49)	(642)

	131	325	260	463

Income before income taxes	1,674	11,222	2,360	19,522
Provision for income taxes	(642)	(4,466)	(905)	(7,663)

Net income	$1,032	$6,756	$1,455	$11,859

Net income per share:
Basic	$0.00	$0.18	$0.00	$0.32

Diluted	$0.00	$0.17	$0.00	$0.29

Weighted-average number of shares used in per share calculations:
Basic	10,894	37,381	7,725	37,308

Diluted	31,358	40,609	30,169	40,388

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	202	226	422	390
Selling, general and administrative	421	338	837	726

Total	$623	$564	$1,259	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 27,	June 26,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$73,310
Marketable securities	62,965	101,354
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and $98 in 2004	19,698	34,168
Inventories, net	8,025	9,605
Deferred tax assets	2,825	2,773
Prepaid expenses and other current assets	2,744	2,507

Total current assets	212,562	223,717
Restricted cash	2,550	2,550
Property and equipment, net	20,495	38,315
Deferred tax assets	1,202	1,202
Other assets	356	331

Total assets	$237,165	$266,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$15,138
Accrued liabilities	10,134	13,381
Deferred revenue and customer advances	1,005	1,564

Total current liabilities	21,718	30,083
Deferred revenue and customer advances	433	314

Total liabilities	22,151	30,397

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value	37	38
Additional paid-in capital	226,592	233,567
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation	(7,902)	(6,131)
Accumulated other comprehensive loss	(4)	(567)
Retained earnings (accumulated deficit)	(3,048)	8,811

Total stockholders’ equity	215,014	235,718

Total liabilities and stockholders’ equity	$237,165	$266,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 28, 2003	June 26, 2004
	(As restated)
Cash flows from operating activities:
Net income	$1,455	$11,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,570	2,752
Stock-based compensation expense	1,547	1,428
Deferred tax assets	—	52
Tax benefit from employee stock option plans	—	2,579
Interest income from stockholders’ notes receivable	(110)	—
Reduction in allowance for doubtful accounts	(50)	(5)
Provision for excess and obsolete inventories	1,251	1,362
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	(168)	(14,467)
Inventories	(3,437)	(2,942)
Prepaid and other current assets	2,095	244
Accounts payable	(296)	772
Accrued liabilities	(1,306)	3,234
Deferred revenues	(644)	439

Net cash provided by operating activities	2,917	7,307

Cash flows from investing activities:
Acquisition of property and equipment, net	(2,039)	(16,774)
Purchase of marketable securities	(6,771)	(91,644)
Proceeds from maturities of marketable securities	7,529	52,716
Restricted cash	2,835	—
Other assets	10	—

Net cash provided by (used in) investing activities	1,564	(55,702)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	82,647	4,740
Repayment of notes receivable from stockholders	2,021	661
Repurchase of common stock	(200)	—
Proceeds from issuance of bank line of credit	1,000	—
Repayment of notes payable and bank line of credit	(1,125)	—

Net cash provided by financing activities	84,343	5,401

Effect of exchange rate changes on cash and cash equivalents	4	(1)
Net increase (decrease) in cash and cash equivalents	88,828	(42,995)
Cash and cash equivalents, beginning of the period	26,786	116,305

Cash and cash equivalents, end of the period	$115,614	$73,310

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable	$—	$3,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003, as amended, filed with the Securities and Exchange Commission. Please see Note 11 to the Notes to Condensed Consolidated Financial Statements for further information regarding the revisions to the Registrant’s financials results for the three and six months ended June 28, 2003.

Note 2 — Significant Accounting Policies

     The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003, as amended, filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three months ended June 26, 2004, with the exception for adoption of Emerging Issues Task Force (EITF) Statement No. 03-06, as described in Note 10.

Note 3 — Inventories

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on inventory levels and future sales forecasts.

     Inventories, net of reserves, consisted of the following (in thousands):

	December 27,	June 26,
	2003	2004
Raw materials	$3,128	$4,481
Work-in-progress	4,628	4,965
Finished goods	269	159

	$8,025	$9,605

Note 4 — Warranty

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
Beginning balance	$536	$446	$679	$446
Reserve for warranties issued during the period	268	230	465	426
Settlements made during the period	(268)	(182)	(608)	(378)

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
Ending balance	$536	$494	$536	$494

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

     Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro-forma amounts as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
	(As restated)		(As restated)
Net income, as reported	$1,032	$6,756	$1,455	$11,859
Add: Stock-based employee compensation expense included in reported net income, net of tax	476	434	954	867
Deduct: Total stock-based employee compensation expense determined under minimum and fair value based methods for all awards, net of tax	(814)	(1,748)	(1,596)	(3,097)

Pro forma net income	$694	$5,442	$813	$9,629
Preferred stock dividend	(694)	—	(813)	—

Pro forma net income available to common stockholders (1)	$—	$5,442	$—	$9,629

Net income per share
Basic:
As reported	$0.00	$0.18	$0.00	$0.32

Pro forma	$0.00	$0.15	$0.00	$0.26

Diluted:
As reported	$0.00	$0.17	$0.00	$0.29

Pro forma	$0.00	$0.13	$0.00	$0.24

(1)	Due to adoption of EITF 03-06 which requires allocation of income to certain holders of equity and debt instruments (see Note 10).

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

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
Stock Options
Dividend yield	—	—	—	—
Risk-free interest rate	2.70%	3.68%	2.70%	3.43%
Expected life (in years)	5	5	5	5
Expected volatility	—	67%	—	67%
ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	—	0.89%	—	0.89%
Expected life (in years)	—	0.5	—	0.5
Expected volatility	—	67%	—	67%

     The weighted-average per share grant date fair value of options granted during the three and six months ended June 28, 2003 was $1.24 and $1.20, and was $11.47 and $11.46 for the three and six months ended June 26, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $6.63 for the three and six months ended June 26, 2004.

Note 6 — Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
	(As restated)		(As restated)
Numerator:
Net income	$1,032	$6,756	$1,455	$11,859
Preferred stock dividend	(1,032)	—	(1,455)	—

Net income available to common stockholders (1)	$—	$6,756	$—	$11,859

Denominator:
Weighted-average common stock outstanding	11,069	37,522	7,896	37,381
Less:
Weighted-average shares subject to repurchase	(175)	(141)	(171)	(73)

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
	(As restated)		(As restated)
Weighted-average shares used in computing net income per share	10,894	37,381	7,725	37,308
Dilutive potential common shares used in computing diluted net income per share	20,464	3,228	22,444	3,080

Total weighted-average number of shares used in computing diluted net income per share	31,358	40,609	30,169	40,388

(1) Due to adoption of EITF 03-06 which requires allocation of income to certain holders of equity and debt instruments (see Note 10).

     The following outstanding options to purchase common stock and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
		(In thousands)
Options to purchase common stock	35	125	614	217
Warrants	46	—	46	—

Note 7 — Commitments and Contingencies

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this quarterly report, the Company was not involved in any material legal proceedings, other than as set forth below.

     On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One Complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the Company’s four Korean patents at issue.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties under which the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any claims for indemnification under these arrangements, nor has it had a history of indemnifying third parties. The Company has not recorded any liabilities for these indemnification arrangements in the Company’s condensed consolidated balance sheet as of June 26, 2004.

Note 8 — Stockholders’ Equity

     Comprehensive Income (Loss)

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as components of equity.

     Components of accumulated other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(As restated)		(As restated)
Net income	$1,032	$6,756	$1,455	$11,859
Change in unrealized gain (loss) on marketable securities, net of tax	—	(631)	—	(539)

Foreign currency translation adjustments	19	(4)	9	(24)

Comprehensive income	$1,051	$6,121	$1,464	$11,296

     Components of accumulated comprehensive loss were as follows:

	December 27, 2003	June 26, 2004
	(in thousands)
Unrealized gain on marketable securities, net of tax	$47	$(492)
Cumulative translation adjustments	(51)	(75)

Accumulated other comprehensive income (loss)	$(4)	$(567)

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

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     As of June 26, 2004, the Company had seven forward exchange contracts outstanding, allowing the Company to sell 0.7 billion Yen for $6.2 million with contract rates ranging from 108.30 Yen to 114.82 Yen per U.S. dollar. The estimated fair value for these contracts was $6.4 million as of June 26, 2004. These contracts are due between July and October 2004.

Note 10 — Recent Accounting Pronouncements

     In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two Class Method” under FAS Statement 128 “Earnings per Share”. EITF Statement No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Statement No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. Net income available to common stockholders and net income per share for the three and six months ended June 28, 2003 has been restated in accordance with EITF 03-06 as all of the net income for these periods was allocable to the redeemable convertible preferred stock in accordance with the dividend rights. All of the redeemable convertible preferred stock was converted to common stock in connection with the Company’s IPO in June 2003. Accordingly, there was no impact on EPS for the three and six months ended June 26, 2004.

Note 11 – Restatement of Financial Statements:

On July 20, 2004, the Company restated its financial results for fiscal years 2001, 2002, 2003 and the three months ended March 27, 2004 to reflect an adjustment to the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering. In connection with this adjustment, the Company reclassified a portion of the stock-based compensation expense from operating expenses to cost of revenues and revised its provision for income taxes accordingly. The aggregate amount of deferred stock-based compensation initially recorded remains unchanged.

The adjustment to the amortization schedule relates to pre-IPO “refresh” stock option grants issued in 2001 and 2002. These option grants were designed to add an additional year on to the vesting period of the employees’ existing option grant. This provides employees with consistent option compensation following full vesting of their original option grants, which generally occurs four years after grant. In connection with its IPO, the Company recorded $8.3 million of deferred stock-based compensation for these “refresh” grants to be amortized over their future one year vesting period. During the second quarter of 2004, the Company’s independent auditors indicated that deferred stock-based compensation relating to these “refresh” grants should have been amortized from the date of grant through the vesting period rather than during the vesting period. At the recommendation of its audit committee, the Company disclosed the matter to the SEC, Office of the Chief Accountant, to report and confirm that the amortization should begin from the grant date. The adjustment results in higher stock-based compensation expense in fiscal 2001 through fiscal 2004, and lower stock-based compensation expense in fiscal 2005 through fiscal 2007 related to these “refresh” grants.

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

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us,” “the Company,” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

     We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole semiconductor wafer in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to electrically connect with and test individual chips on a wafer. At the core of our product offering is our proprietary technology including our MicroSpring interconnect technology and proprietary design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. To date, we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

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

     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of June 26, 2004, we had an aggregate of $6.1 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $1.5 million during the remainder of fiscal 2004; $2.6 million during fiscal 2005; $1.5 million during fiscal 2006; and $532,000 during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis from the date of grant through the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited. Stock-based compensation expenses have been classified to the income statement expense category consistent with the category where related employee expenses are classified.

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

Results of Operations

     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	(As restated)		(As restated)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	51.9	46.7	52.2	47.6
Stock-based compensation	0.7	0.4	0.7	0.4

Gross margin	47.4	52.9	47.1	52.0

Operating expenses:
Research and development	17.3	10.5	18.0	11.0
Selling, general and administrative	20.3	15.9	20.8	15.9
Stock-based compensation	2.8	1.3	3.1	1.4

Total operating expenses	40.4	27.7	41.9	28.3

Operating income	7.0	25.2	5.2	23.7

Interest income	0.8	1.3	0.8	1.4
Interest expense	(0.1)	(0.0)	(0.1)	0.0
Other income (expense), net	(0.1)	(0.5)	(0.1)	(0.8)

	0.6	0.8	0.6	0.6

Income before income taxes	7.6	26.0	5.8	24.3
Provision for income taxes	(2.9)	(10.3)	(2.2)	(9.6)

Net income	4.7%	15.7%	3.6%	14.7%

     Three Months Ended June 26, 2004 and June 28, 2003

     Revenues. Revenues for the three months ended June 26, 2004 were $43.2 million compared with $22.1 million for the three months ended June 28, 2003, an increase of $21.1 million, or 95.5%. The $21.1 million increase was due primarily to an increase of $13.7 million in revenues from DRAM manufacturers and an increase of $6.8 million from manufacturers of flash memory devices.

     The majority of revenues for the three months ended June 26, 2004 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $27.5 million, or 63.7% of revenues, for the quarter ended June 26, 2004 compared to $13.8 million, or 62.6% of revenues, for the quarter ended June 28, 2003. The increase was primarily due to a general increase in customer demand as well as the continued execution of major DRAM transitions to 110 nanometer technology, 512 megabit density, 300mm capacity ramps,and DDR II. In addition, sales of wafer probe cards to test DRAM devices benefited from a growing rise in demand for Mobile RAM products.

     Revenues generated from sales to flash memory device manufacturers increased from $4.0 million for the quarter ended June 28, 2003 to $10.8 million for the quarter ended June 26, 2004. The increase was driven by strong demand for high parallelism flash memory test products, which continued from the first quarter of 2004.

     Revenues from manufacturers of flip chip logic devices increased slightly to $4.2 million for the three months ended June 26, 2004 from $4.1 million for the three months ended June 28, 2003.

     Revenues by geographic region for the three months ended June 26, 2004 as a percentage of revenues were 43.0% in North America, 11.0% in Europe, 25.6% in Japan and 20.4% in Asia Pacific. Revenues by geographic region for the three months ended June 28, 2003 as a percentage of revenues were 64.8% in North America, 13.1% in Europe, 8.1% in Japan and 14.0% in Asia Pacific.

For the three months ended June 26, 2004, revenues in absolute dollars for all geographic regions increased due to strong demand for our wafer probe cards.

     The following customers accounted for more than 10% of our revenues for the three months ended June 28, 2003 or June 26, 2004:

	Three Months Ended
	June 28, 2003	June 26, 2004
Intel Corporation	27.8%	17.8%
Elpida	*	15.2
Micron Technologies Inc.	*	10.9
Samsung	22.8	*
Spirox Corporation	10.4	17.2
Infineon Technologies AG	13.1	*

*	Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 52.9% for the three months ended June 26, 2004 compared with 47.4% for the three months ended June 28, 2003. The increase in gross margin percentage was primarily due to increased revenues manufacturing efficiencies achieved and product mix. During the quarter we incurred $481,000 of non-recurring expenses related to the start up of our new manufacturing facility.

     Research and Development. Research and development expenses increased to $4.5 million, or 10.5% of revenues, for the three months ended June 26, 2004 compared to $3.8 million, or 17.3% of revenues, for the three months ended June 28, 2003. The increase in absolute dollars was mainly due to an increase of approximately $390,000 in personnel costs and an increase of approximately $280,000 in development program materials and related costs. Through the three month period ended June 26, 2004, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $6.9 million for the three months ended June 26, 2004, or 15.9% of revenues, compared to $4.5 million, or 20.3% of revenues, for the three months ended June 28, 2003. The increase in absolute dollars was mainly due to an increase of approximately $1.3 million in personnel related expenses and sales commissions driven by the increase in bookings and revenues and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income (expense), for the three months ended June 26, 2004 was $325,000 compared with $131,000 for the three months ended June 28, 2003. We generated greater interest income in the first quarter of 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout the quarter as a result of the completion of our initial public offering and follow-on public offering in 2003, partially offset by approximately $204,000 in foreign currency losses.

     Provision for Income Taxes. Provision for income taxes was $4.5 million for the three months ended June 26, 2004 compared with $642,000 for the three months ended June 28, 2003. The $4.5 million provision for the second quarter of 2004 reflected an effective tax rate of 39.8% compared with an effective tax rate of 38.4% for the second quarter of 2003. The increase in the effective tax rate was primarily driven by the expiration of the U.S. legislation for research and development credits.

     Six Months Ended June 26, 2004 and June 28, 2003

     Revenues. Revenues for the six months ended June 26, 2004 were $80.3 million compared with $40.8 million for the six months ended June 28, 2003, an increase of $39.5 million, or 96.8%. The $39.5 million increase was due primarily to an increase of $31.5 million in revenues from DRAM manufacturers and an increase of $7.8 million from manufacturers of flash memory devices.

     The majority of revenues for the six months ended June 26, 2004 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $56.3 million, or 70.1% of revenues, for the six months ended June 26, 2004 compared to $24.8 million, or 60.8% of revenues, for the six months ended June 28, 2003. The increase was primarily due to a general increase in customer demand as well as the continued execution of major DRAM transitions to 110 nanometer technology, 512 megabit density, 300mm capacity ramps,and DDR II. In addition, sales of wafer probe cards to test DRAM devices benefited from a growing rise in demand for Mobile RAM products.

     Revenues generated from sales to flash memory device manufacturers increased from $7.1 million for the six months ended June 28, 2003 to $15.0 million for the six months ended June 26, 2004. The increase was driven by strong demand for high parallelism flash memory test products, the ramp of new customers and design win achieved in the first six months of 2004.

     Revenues from manufacturers of flip chip logic devices decreased to $8.1 million for the six months ended June 26, 2004 from $8.6 million for the six months ended June 28, 2003.

     Revenues by geographic region for the six months ended June 26, 2004 as a percentage of revenues were 41.8% in North America, 9.4% in Europe, 31.9% in Japan and 16.9% in Asia Pacific. Revenues by geographic region for the six months ended June 28, 2003 as a percentage of revenues were 59.1% in North America, 11.1% in Europe, 11.3% in Japan and 18.5% in Asia Pacific. For the six months ended June 26, 2004, revenues for all geographic regions in absolute dollars increased due to strong demand for our wafer probe cards.

     The following customers accounted for more than 10% of our revenues for the six months ended June 28, 2003 or June 26, 2004:

	Six Months Ended
	June 28, 2003	June 26, 2004
Intel Corporation	32.5%	16.6%
Elpida	*	24.0
Micron Technologies Inc.	*	11.9
Samsung	14.8	*
Spirox Corporation	14.2	14.8
Infineon Technologies AG	11.6	*

*	Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 52.0% for the six months ended June 26, 2004 compared with 47.1% for the six months ended June 28, 2003. The increase in gross margin percentage was primarily due to increased revenues, manufacturing efficiencies and product mix. During the first half of 2004 we incurred $821,000 of non-recurring expenses related to the start up of our new manufacturing facility.

     Research and Development. Research and development expenses increased to $8.9 million, or 11.0% of revenues, for the six months ended June 26, 2004 compared to $7.4 million, or 18.0% of revenues, for the six months ended June 28, 2003. The increase in absolute dollars was mainly due to an increase of approximately $830,000 in personnel costs and an increase of approximately $610,000 in development program materials and related costs. Through the six month period ended June 26, 2004, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $12.7 million for the six months ended June 26, 2004, or 15.9% of revenues, compared to $8.5 million, or 20.8% of revenues, for the six months ended June 28, 2003. The increase in absolute dollars was mainly due to an increase of approximately $2.4 million in personnel related expenses and sales commissions driven by the increase in bookings and revenues and costs associated with being a public company.

     Interest and Other Income (Expense), Net. Interest and other income (expense), for the six months ended June 26, 2004 was $463,000 compared with $260,000 for the six months ended June 28, 2003. We generated greater interest income in the first half of 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout the period as a result of our initial public offering and follow-on public offering in 2003, partially offset by approximately $499,000 in foreign currency losses.

     Provision for Income Taxes. Provision for income taxes was $7.7 million for the six months ended June 26, 2004 compared with $905,000 for the six months ended June 28, 2003. The $7.7 million provision for the first half of 2004 reflected an effective tax rate of 39.3% compared with an effective tax rate of 38.3% for the first half of 2003. The increase in the effective tax rate was primarily driven by the expiration of the U.S. legislation for research and development credits.

Critical Accounting Policies and Estimates

     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since June 26, 2004.

Liquidity and Capital Resources

     As of June 26, 2004, we had $177.2 million in cash, cash equivalents, marketable securities and restricted cash, compared with $181.8 million as of December 27, 2003.

     Net cash provided by operating activities was $7.3 million for the six months ended June 26, 2004 compared with $2.9 million for the six months ended June 28, 2003. Net cash provided by operating activities for the six months ended June 26, 2004 resulted primarily from an increase in net income and accrued liabilities partially offset by an increase in accounts receivable and inventory.

     Accounts receivable increased by $14.5 million for the six months ended June 26, 2004 due to an increase in worldwide sales and specifically due to an increase in sales in Japan, where we typically experience longer payment terms. For the six months ended June 26, 2004, net inventories increased by $1.6 million due to an increase in raw materials and work-in-process to support revenue growth. Accrued liabilities increased by $3.2 million for the six month period ended June 26, 2004 due primarily to an increase in accrued income taxes as well as accrued employee incentive compensation.

     Net cash used in investing activities was $55.7 million for the six months ended June 26, 2004, compared to net cash provided by investing activities of $1.6 million for the six months ended June 28, 2003. Net cash provided by or used in investing activities resulted primarily from the purchase of marketable securities or maturity of marketable securities in each of these periods. Capital expenditures were $16.8 million for the six months ended June 26, 2004 and $2.0 million for the six months ended June 28, 2003. The increase in capital expenditures was due primarily to the investment in our new manufacturing facility.

     Net cash provided by financing activities was $5.4 million for the six months ended June 26, 2004 compared with $84.3 million for the six months ended June 28, 2003. Net cash provided by financing activities for the first half of 2004 was primarily due to the issuance of common stock upon exercises of stock options. Net cash provided by financing activities for the first half of 2003 was primarily due to the issuance of common stock in our initial public offering.

     In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. The total rent obligation over the term of the lease is $21.8 million and is accounted for as an operating lease. We expect to invest approximately $15.0 to $20.0 million in leasehold improvements for our new headquarters and manufacturing facility through the second quarter of 2005.

     The following table describes our commitments to settle contractual obligations in cash as of June 26, 2004.

	Payments Due by Fiscal Year
	2004	2005-2006	2007-2008	After 2008	Total
	(In thousands)
Operating leases	$1,709	$5,056	$5,232	$11,160	$23,157

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

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 26, 2004, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

     In April 2004, the Emerging Issues Task Force (EITF) issued Statement No. 03-06 “Participating Securities and the Two Class Method” under FAS Statement 128 “Earnings per Share”. EITF Statement No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Statement No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. Net income available to common stockholders and net income per share for the three and six months ended June 28, 2003 has been restated in accordance with EITF 03-06 as all of the net income for these periods was allocable to the redeemable convertible preferred stock in accordance with the dividend rights. All of the redeemable convertible preferred stock was converted to common stock in connection with our initial public offering in June 2003. Accordingly, there was no impact on EPS for the three and six months ended June 26, 2004.

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

     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In the three and six months ended June 26, 2004, sales to manufacturers of DRAM devices accounted for 63.7% and 70.1%, respectively, of our revenues, sales to manufacturers of flip chip logic devices accounted for 9.7% and 10.1%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 25.0% and 18.7%, respectively, of our revenues. For fiscal 2003, sales to manufacturers of DRAM devices accounted for 61.3% of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 18.4% of our revenues. Our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

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

     A relatively small number of customers accounts for a significant portion of our revenues in any particular period. In the three and six months ended June 26, 2004, four customers accounted for 61.1% and 67.3%, respectively, of our revenues. In fiscal 2003, four customers accounted for 66.2% of our revenues. Our ten largest customers accounted for 96.2% and 95.5%, respectively, of our revenues in the three and six months ended June 26, 2004, and 94.8% of our revenues in fiscal 2003. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

     We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 17.2% and 14.8%, respectively, of our revenues in the three and six months ended June 26, 2004 and 13.4% of our revenues in fiscal 2003. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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

     We are in the process of completing the construction of our new manufacturing facility in Livermore and plan to move our manufacturing operations into the new facility in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters, including into 2005. This will cause us to incur significant costs due to redundancy of infrastructure and the need to employ operations teams at both sites. Furthermore, the qualification of the new manufacturing facility by us and by our customers will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

     Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and have begun the process of completing the building improvements and plan to move our corporate headquarters and manufacturing operations into this facility in 2004. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our officers have limited experience in managing large or rapidly growing businesses. In addition, our management has limited experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.

If we fail to attract, integrate and retain qualified personnel, our business might be harmed.

     Our future success depends largely upon the continued service of our key management, technical, and sales and marketing personnel, and on our continued ability to hire, integrate and retain qualified individuals. For example, we are presently engaged in a search for our next chief financial officer who will succeed Jens Meyerhoff, our chief operating officer and current chief financial officer. In addition, we may need additional engineers and sales and marketing personnel in order to increase market awareness of our products and to increase revenues and in the future, we might need technical personnel experienced in competencies that we do not currently have or require. Competition for qualified individuals may be intense, and we might not be successful in retaining our employees or attracting new personnel. The loss of any key employee, the inability to successfully integrate replacement personnel, including our next chief financial officer, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. All of our key personnel in the United States are employees at-will. We have no employment contracts with any of our personnel in the United States.

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

     We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of our four Korean patents at issue. We could incur material expenses in these litigations. We may initiate other claims or litigation against Phicom or other third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we threaten or initiate litigation, we may be subject to claims by third parties against which we must defend. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

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

     For instance, in February 2004, a contractor at our manufacturing facility discharged certain diesel fuel mixed with water into a storm drain. We notified the appropriate agencies, assisted in their investigation and in the activities of a third party to assist with the cleanup activities. We have not yet been notified as to whether any financial penalties will be imposed based upon the incident and, if imposed, whether such penalties would be significant. It is possible that in the future, we may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm our operating results.

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

     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 57.0% and 58.2%, respectively, for the three and six months ended June 26, 2004. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Failure or circumvention of our controls and procedures could seriously harm our business.

     We are evaluating our disclosure controls and procedures and our internal control over financial reporting on an ongoing basis. For example, we are undertaking a thorough review of our internal controls in connection with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. We believe that our controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. A failure to achieve such stated goals could seriously harm our business.

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

     The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

•	variations in our operating results;

•	our ability or perceived ability to transition efficiently and effectively to our new production facility;

•	announcements of technological innovations, new products or product enhancements, strategic alliances or significant agreements by us or by our competitors;

•	recruitment or departure of key personnel;

•	the gain or loss of significant orders or customers;

•	actual or perceived constraints in our ability to supply customer orders;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	sales or perceived sales of substantial amounts of our common stock held by existing stockholders, including our directors and executive officers;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	sales or perceived sales of substantial amounts of common stock held by each stockholder.

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

     As of June 26, 2004, we had outstanding foreign exchange forward contracts to sell 0.7 billion Yen for $6.2 million with contract rates ranging from 108.30 Yen to 114.82 Yen per U.S. dollar. Fluctuations in foreign currency exchange rates throughout the six months ended June 26, 2004 and the unrealized loss or fair value of these contracts totaled $499,000 as of June 26, 2004 and was recognized in income. The fair value of these foreign currency forward exchange contracts as of June 26, 2004 would have changed by $584,000 if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 26, 2004, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the second quarter of 2004 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of fiscal 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this quarterly report, we were not involved in any material legal proceedings, other than as set forth below.

     On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of our four Korean patents at issue. We could incur material expenses in these litigations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d) The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on June 11, 2003. Under this registration statement, we registered 6,505,305 of these shares on our behalf and 394,695 of these shares on behalf of certain stockholders of FormFactor, including a director and officers of FormFactor.

All of the shares of our common stock that we registered were sold for the aggregate public offering price of $96.6 million. The net proceeds to the company after paying underwriting discounts and commissions and offering costs was approximately $82.0 million. In addition, the selling stockholders paid approximately $2.7 million to the company from their net proceeds in the offering to repay loans from FormFactor.

As of June 26, 2004 we invested the net proceeds of the offering in investment-grade, interest bearing marketable securities.

(e) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2004 Annual Meeting of Stockholders on May 13, 2004. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect the following nominees as the two Class I directors to the company’s board of directors, each to serve on our board of directors until his successor has been elected and qualified or until his earlier death, resignation or removal:

Nominee	For	Withheld
Dr. William H. Davidow	30,379,230	454,394
Dr. Igor Y. Khandros	30,781,692	51,932

Our board of directors consists of six members and is divided evenly into three classes – Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. The terms of office of the Class II and III directors continued after the 2004 Annual Meeting of Stockholders. The Class II directors are Dr. Thomas J. Campbell and G. Carl Everett, Jr., whose terms expire at the annual meeting of stockholders to be held in 2005, and the Class III directors are Joseph R. Bronson and James A. Prestridge, whose terms expire at the annual meeting of stockholders to be held in 2006.

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm for the fiscal year ending December 25, 2004:

For	Against	Abstain	Broker Non-Votes
30,522,301	299,623	11,700	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

     (b) Reports on Form 8-K

Date of Report	Item(s)	Description
April 22, 2004	5	FormFactor announced the promotion of Jens Meyerhoff to chief operating officer and that Mr. Meyerhoff will retain the chief financial officer role until a successor is appointed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

August 9, 2004

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X