Form 10-Q
period 2004-09-25
FORMFACTOR INC
filed 2004-11-09
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50307

FormFactor, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3711155 (I.R.S. Employer Identification No.)

7005 Southfront Road, Livermore, California 94551

(Address of principal executive offices, including zip code)

(925) 290-4000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐  No    ☒

     The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 31, 2004 was 38,483,078 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended September 25, 2004
Index

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Revenues	$26,076	$51,377	$66,839	$131,649
Cost of revenues	13,213	25,471	34,482	63,655
Stock-based compensation	163	154	451	466

Gross margin	12,700	25,752	31,906	67,528

Operating expenses:
Research and development (1)	3,966	5,555	11,322	14,420
Selling, general and administrative (1)	4,980	7,904	13,471	20,640
Stock-based compensation	638	455	1,897	1,571

Total operating expenses	9,584	13,914	26,690	36,631

Operating income	3,116	11,838	5,216	30,897

Interest income	289	635	625	1,740
Interest expense	(11)	—	(38)	—
Other income (expense), net	242	(156)	193	(798)

	520	479	780	942

Income before income taxes	3,636	12,317	5,996	31,839
Provision for income taxes	(1,395)	(4,820)	(2,300)	(12,483)

Net income	2,241	7,497	3,696	19,356
Preferred stock dividend	—	—	(2,510)	—

Net income available to common stockholders	$2,241	$7,497	$1,186	$19,356

Net income per share:
Basic	$0.07	$0.20	$0.07	$0.52

Diluted	$0.06	$0.19	$0.04	$0.48

Weighted-average number of shares used in per share calculations:
Basic	34,117	37,632	16,629	37,584

Diluted	38,044	40,499	33,133	40,490

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	235	216	657	606
Selling, general and administrative	403	239	1,240	965

Total	$638	$455	$1,897	$1,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 27,	September 25,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$66,226
Marketable securities	62,965	114,994
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and $98 in 2004	19,698	33,642
Inventories, net	8,025	10,050
Deferred tax assets	2,825	2,825
Prepaid expenses and other current assets	2,744	3,795

Total current assets	212,562	231,532
Restricted cash	2,550	2,250
Property and equipment, net	20,495	47,184
Deferred tax assets	1,202	1,202
Other assets	356	272

Total assets	$237,165	$282,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$17,724
Accrued liabilities	10,134	15,089
Deferred revenue and customer advances	1,005	1,402

Total current liabilities	21,718	34,215
Deferred revenue and customer advances	433	254

Total liabilities	22,151	34,469

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value	37	39
Additional paid-in capital	226,592	237,177
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation	(7,902)	(5,279)
Accumulated other comprehensive loss	(4)	(274)
Retained earnings (accumulated deficit)	(3,048)	16,308

Total stockholders’ equity	215,014	247,971

Total liabilities and stockholders’ equity	$237,165	$282,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 27,	September 25,
	2003	2004
Cash flows from operating activities:
Net income	$3,696	$19,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,834	4,422
Stock-based compensation expense	2,348	2,037
Tax benefit from employee stock option plans	—	3,221
Interest income from stockholders’ notes receivable	(145)	—
Reduction in allowance for doubtful accounts	(150)	(5)
Provision for excess and obsolete inventories	2,531	2,484
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	(3,796)	(13,940)
Inventories	(5,860)	(4,510)
Prepaid and other current assets	1,003	(1,074)
Accounts payable	2,040	(537)
Accrued liabilities	1,132	4,972
Deferred revenues and customer advances	241	218

Net cash provided by operating activities	6,884	16,644

Cash flows from investing activities:
Acquisition of property and equipment, net	(5,728)	(23,407)
Purchase of marketable securities	(84,567)	(153,441)
Proceeds from maturities of marketable securities	68,658	101,181
Restricted cash	285	300
Other assets	11	41

Net cash used in investing activities	(21,341)	(75,326)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	82,850	7,950
Repayment of notes receivable from stockholders	2,058	661
Repurchase of common stock	(200)	—
Proceeds from issuance of bank line of credit	1,000	—
Repayment of notes payable and bank line of credit	(2,500)	—

Net cash provided by financing activities	83,208	8,611

Effect of exchange rate changes on cash and cash equivalents	24	(8)
Net increase (decrease) in cash and cash equivalents	68,775	(50,079)
Cash and cash equivalents, beginning of the period	26,786	116,305

Cash and cash equivalents, end of the period	$95,561	$66,226

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable	$—	$7,692

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2003, as amended, filed with the Securities and Exchange Commission.

Note 2 — Inventories

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on inventory levels and future sales forecasts.

     Inventories, net of reserves, consisted of the following (in thousands):

	December 27,	September 25,
	2003	2004
Raw materials	$3,128	$4,079
Work-in-progress	4,628	5,845
Finished goods	269	126

	$8,025	$10,050

Note 3 — Warranty

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

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Beginning balance	$536	$494	$679	$446
Reserve for warranties issued during the period	198	180	663	606
Settlements made during the period	(198)	(180)	(806)	(558)

Ending balance	$536	$494	$536	$494

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Stock-Based Compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of the pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company uses the Black-Scholes option pricing model to compute its pro forma net income and pro forma earnings per share.

     Had compensation cost for the Company’s stock option grants, Employee Stock Purchase Plan to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro-forma amounts as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Net income available to common stockholders, as reported	$2,241	$7,497	$1,186	$19,356
Add: Stock-based employee compensation expense included in reported net income, net of tax	494	371	1,447	1,238
Deduct: Total stock-based employee compensation expense determined under minimum or fair value based method (as applicable) for all awards, net of tax	(1,628)	(1,767)	(3,222)	(4,832)

Pro forma net income (loss) available to common stockholders	$1,107	$6,101	$(589)	$15,762

Net income (loss) per share basic:
As reported	$0.07	$0.20	$0.07	$0.52

Pro forma	$0.03	$0.16	$(0.04)	$0.42

Diluted:
As reported	$0.06	$0.19	$0.04	$0.48

Pro forma	$0.03	$0.15	$(0.04)	$0.39

(1)	Due to adoption of EITF 03-06 which requires allocation of income to certain holders of equity and debt instruments (see Note 9).

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

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Stock Options
Dividend yield	—	—	—	—
Risk-free interest rate	3.37%	3.50%	2.99%	3.46%
Expected life (in years)	5	5	5	5
Expected volatility	67%	50%	67%	46%
ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	1.52%	1.64%	1.52%	1.64%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected volatility	67%	58%	67%	58%

     The weighted-average per share grant date fair value of options granted during the three and nine months ended September 27, 2003 was $11.31 and $8.07, and was $9.04. and $8.88 for the three and nine months ended September 25, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $7.74 for the three and nine months ended September 25, 2004.

Note 5 — Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Numerator:
Net income	$2,241	$7,497	$3,696	$19,356
Preferred stock dividend(1)	—	—	(2,510)	—

Net income available to common stockholders	$2,241	$7,497	$1,186	$19,356

Denominator:
Weighted-average common stock outstanding	34,284	37,769	16,800	37,691
Less:
Weighted-average shares subject to repurchase	(167)	(137)	(171)	(107)

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Weighted-average shares used in computing net income per share	34,117	37,632	16,629	37,584
Dilutive potential common shares used in computing diluted net income per share	3,927	2,867	16,504	2,906

Total weighted-average number of shares used in computing diluted net income per share	38,044	40,499	33,133	40,490

(1)	Due to adoption of EITF 03-06 which requires allocation of income to certain holders of equity and debt instruments (see Note 9).

     The following outstanding options to purchase common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Options to purchase common stock	15	1,414	1,362	454

Note 6 — Commitments and Contingencies

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

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties under which the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any claims for indemnification under these arrangements, nor has it had a history of indemnifying third parties. The Company has not recorded any liabilities for these indemnification arrangements in the Company’s condensed consolidated balance sheet as of September 25, 2004.

     In September 2004, the Company determined that it was entitled to receive a refund of certain taxes paid related to its business in Japan. The refund relates to approximately $1.0 million in consumption tax paid during fiscal 2003. The Company anticipates receiving this refund within the next fiscal quarter. This gain contingency will be recognized in other income when the funds are received.

Note 7 — Stockholders’ Equity

     Comprehensive Income (Loss)

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as components of equity.

     Components of accumulated other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Net income	$2,241	$7,497	$3,696	$19,356
Change in unrealized gain (loss) on marketable securities, net of tax	—	307	—	(232)
Foreign currency translation adjustments	(27)	(15)	(18)	(39)

Comprehensive income	$2,214	$7,789	$3,678	$19,085

     Components of accumulated comprehensive loss were as follows (in thousands):

	December 27,	September 25,
	2003	2004
Unrealized gain on marketable securities, net of tax	$47	$(184)
Cumulative translation adjustments	(51)	(90)

Accumulated other comprehensive loss	$(4)	$(274)

Note 8 — Derivative Financial Instruments

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

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

     As of September 25, 2004, the Company had five forward exchange contracts outstanding, allowing the Company to sell 1.0 billion Yen for $8.7 million with contract rates ranging from 108.30 Yen to 110.66 Yen per U.S. dollar. The estimated fair value for these contracts was $8.6 million as of September 25, 2004. These contracts are due between October 2004 and January 2005.

Note 9 — Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on the Company’s consolidated result of operations.

     In April 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two Class Method” under FAS Statement 128 “Earnings per Share”. EITF Statement No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Statement No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability period over period. Net income available to common stockholders and net income per share for the nine months ended September 27, 2003 has been restated in accordance with EITF 03-06 as a portion of the net income for this period was allocable to the redeemable convertible preferred stock in accordance with the dividend rights. All of the redeemable convertible preferred stock was converted to common stock in connection with the Company’s IPO in June 2003. Accordingly, there was no impact on EPS for the three months ended September 27, 2003 or the three and nine months ended September 25, 2004.

Note 10 — Subsequent Events:

     On October 5, 2004, the Company signed an eight-year lease for an additional 12,000 square feet of research and development space. The Company will invest in certain leasehold improvements to the facility to allow for the completion of a dedicated research and development line. The aggregate lease commitment for the lease term will be approximately $1.4 million and cost to construct the necessary leasehold improvements will be approximately $3.3 million.

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

     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. As of September 25, 2004, we had an aggregate of $5.3 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance will be amortized as follows: $747,000 during the remainder of fiscal 2004; $2.6 million during fiscal 2005; $1.5 million during fiscal 2006; and $532,000 during fiscal 2007. We are amortizing the deferred stock-based compensation on a straight line basis from the date of grant through the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited. Stock-based compensation expenses have been classified to the income statement expense category consistent with the category where related employee expenses are classified.

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

Results of Operations

     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	50.7	49.6	51.6	48.4
Stock-based compensation	0.6	0.3	0.7	0.4

Gross margin	48.7	50.1	47.7	51.2

Operating expenses:
Research and development	15.2	10.8	16.9	11.0
Selling, general and administrative	19.1	15.4	20.2	15.7
Stock-based compensation	2.5	0.9	2.8	1.2

Total operating expenses	36.8	27.1	39.9	27.9

Operating income	11.9	23.0	7.8	23.3

Interest income	1.1	1.2	0.9	1.3
Interest expense	(0.0)	(0.0)	(0.1)	0.0
Other income (expense), net	0.9	(0.3)	0.3	(0.6)

	2.0	0.9	1.1	0.7

Income before income taxes	13.9	23.9	8.9	24.0
Provision for income taxes	(5.2)	(9.4)	(3.4)	(9.5)

Net income	8.7	14.5	5.5	14.5

Preferred stock dividend	0.0	0.0	(3.8)	0.0

Net income available to common stockholders	8.7%	14.5%	1.7%	14.5%

     Three Months Ended September 25, 2004 and September 27, 2003

     Revenues. Revenues for the three months ended September 25, 2004 were $51.4 million compared with $26.1 million for the three months ended September 27, 2003, an increase of $25.3 million, or 97%. The $25.3 million increase was due primarily to an increase of $20.6 million in revenues from DRAM manufacturers, an increase of $5.7 million from manufacturers of flash memory devices, an increase of $612,000 in other revenues offset by a decrease of $1.6 million in revenues from manufacturers of flip chip devices. Revenues continued to grow across all regions as conventional probe cards continue to be replaced by advanced wafer test technologies. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers overall capacity expansion. New applications like mobile RAM as well as design wins in Flash memory further contributed to the overall growth in revenues.

     The majority of revenues for the three months ended September 25, 2004 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $34.6 million, or 67.3% of revenues, for the quarter ended September 25, 2004 compared to $14.0 million, or 53.8% of revenues, for the quarter ended September 27, 2003. The increase was primarily due to a general increase in customer ship production volume as well as the continued execution of major DRAM transitions to 110 and sub 110 nanometer technology, 512 megabit density, 300mm capacity ramps, DDR II architecture and mobile RAM applications.

     Revenues generated from sales to flash memory device manufacturers increased from $7.0 million for the quarter ended September 27, 2003 to $12.7 million for the quarter ended September 25, 2004. The increase was driven by strong demand for high parallelism flash memory test products as well as continued ramp in 300mm capacity.

     Revenues from manufacturers of flip chip logic devices decreased to $3.4 million for the three months ended September 25, 2004 from $5.0 million for the three months ended September 27, 2003 due to design and mix shift at our customers as well as our continued capacity constraints during 2004.

     Revenues by geographic region for the three months ended September 25, 2004 as a percentage of revenues were 32.9% in North America, 19.4% in Europe, 21.6% in Japan and 26.1% in Asia Pacific. Revenues by geographic region for the three months ended September 27, 2003 as a percentage of revenues were 52.3% in North America, 6.1% in Europe, 22.5% in Japan and 19.1% in Asia Pacific. For the three months ended September 25, 2004, revenues in absolute dollars for all geographic regions increased due to strong demand for our wafer probe cards.

     The following customers accounted for more than 10% of our revenues for the three months ended September 27, 2003 or September 25, 2004:

	Three Months Ended
	September 27,	September 25,
	2003	2004
Intel Corporation	38.0%	12.4%
Elpida	12.3	15.4
Spirox Corporation	16.4	20.9
Infineon Technologies AG	*	16.3

*	Less than 10% of revenues.

     Revenues to Intel Corporation for the three months ended September 25, 2004 decreased to 12.9% of revenues compared to 38.0% for the three months ended September 27, 2003. The decrease was mainly due to the decline in logic business as well as our strong growth in revenues from other semiconductor device manufacturers.

     Gross Margin. Gross margin as a percentage of revenues was 50.1% for the three months ended September 25, 2004 compared with 48.7% for the three months ended September 27, 2003. The increase in gross margin percentage was primarily due to increased revenues, gains in manufacturing efficiencies and product mix, offset by $1.2 million of non-recurring expenses related to the start up of our new manufacturing facility.

     Research and Development. Research and development expenses increased to $5.6 million, or 10.8% of revenues, for the three months ended September 25, 2004 compared to $4.0 million, or 15.2% of revenues, for the three months ended September 27, 2003. The increase in absolute dollars was mainly due to an increase of approximately $1.0 million in personnel costs and an increase of approximately $380,000 in development program materials and related costs. Through the three month period ended September 25, 2004, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are currently building a dedicated research and development line as part of our new site project, as we believe it is critical to continue to make significant investments in research and development.

     Selling, General and Administrative. Selling, general and administrative expenses were $7.9 million for the three months ended September 25, 2004, or 15.4% of revenues, compared to $5.0 million, or 19.1% of revenues, for the three months ended September 27, 2003. The increase in absolute dollars was mainly due to an increase of approximately $1.0 million in personnel related expenses, an increase of $354,000 in commissions to our sales representatives driven by the increase in revenues and an increase of $1.1 million in outside professional services mainly related to patent litigation as well as increased compliance related expenses.

     Interest and Other Income (Expense), Net. Interest and other income (expense), for the three months ended September 25, 2004 was $479,000 compared with $520,000 for the three months ended September 27, 2003. We generated greater interest income in the third quarter of 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout the quarter as a result of the completion of our initial public offering and follow-on public offering in 2003, partially offset by approximately $97,000 in foreign currency losses.

     Provision for Income Taxes. Provision for income taxes was $4.8 million for the three months ended September 25, 2004 compared with $1.4 million for the three months ended September 27, 2003. The $4.8 million provision for the third quarter of 2004 reflected an effective tax rate of 39.1% compared with an effective tax rate of 38.4% for the third quarter of 2003. The increase in the effective tax rate was primarily caused by the expiration of the U.S. tax legislation for research and development credits on June 30, 2004. This tax legislation was reinstated on October 4, 2004, extending the expiration date of the research and development tax credit retroactively from June 30, 2004 through December 31, 2005.

     Nine Months Ended September 25, 2004 and September 27, 2003

     Revenues. Revenues for the nine months ended September 25, 2004 were $131.6 million compared with $66.8 million for the nine months ended September 27, 2003, an increase of $64.8 million, or 97.0%. The $64.8 million increase was due primarily to an increase of $52.1 million in revenues from DRAM manufacturers, an increase of $13.5 million from manufacturers of flash memory devices, an increase of $1.2 million in other revenues, offset by a decrease of $2.0 million in revenues from manufacturers of flip chip logic devices.

     The majority of revenues for the nine months ended September 25, 2004 was generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $90.9 million, or 69.0% of revenues, for the nine months ended September 25, 2004 compared to $38.8 million, or 58.0% of revenues, for the nine months ended September 27, 2003. The increase was primarily due to a general increase in customer ship production volume as well as the continued execution of major DRAM transitions to 110 and sub 110 nanometer technology, 512 megabit density, 300mm capacity ramps, DDR II architecture and mobile RAM applications.

     Revenues generated from sales to flash memory device manufacturers increased from $14.1 million for the nine months ended September 27, 2003 to $27.6 million for the nine months ended September 25, 2004. The increase was driven by strong demand for high parallelism flash memory test products, the ramp of new customers and design wins achieved in the first nine months of 2004.

     Revenues from manufacturers of flip chip logic devices decreased to $11.5 million for the nine months ended September 25, 2004 from $13.5 million for the nine months ended September 27, 2003 due to design and mix shift at our customers as well as our continued capacity constraints during 2004.

     Revenues by geographic region for the nine months ended September 25, 2004 as a percentage of revenues were 38.4% in North America, 13.3% in Europe, 27.9% in Japan and 20.4% in Asia Pacific. Revenues by geographic region for the nine months ended September 27, 2003 as a percentage of revenues were 56.5% in North America, 9.1% in Europe, 15.7% in Japan and 18.7% in Asia Pacific. For the nine months ended September 25, 2004, revenues for all geographic regions in absolute dollars increased due to strong demand for our wafer probe cards.

     The following customers accounted for more than 10% of our revenues for the nine months ended September 27, 2003 or September 25, 2004:

	Nine Months Ended
	September 27,	September 25,
	2003	2004
Intel Corporation	34.6%	14.9%
Elpida	*	20.7
Samsung	10.8	*
Spirox Corporation	15.1	17.2
Infineon Technologies AG	*	11.2

*	Less than 10% of revenues.

     Revenues to Intel Corporation for the nine months ended September 25, 2004 decreased to 14.9% of revenues compared to 34.6% for the nine months ended September 27, 2003. The decrease was mainly due to the decline in logic business as well as our strong growth in revenues from other semiconductor device manufacturers. Revenues to Elpida increased to 20.7% of revenues for the nine months ended September 25, 2004 due to the factory ramp at this customer.

     Gross Margin. Gross margin as a percentage of revenues was 51.2% for the nine months ended September 25, 2004 compared with 47.7% for the nine months ended September 27, 2003. The increase in gross margin percentage was primarily due to increased revenues, gains in manufacturing efficiencies and product mix, offset by $2.0 million of non-recurring expenses related to the start up of our new manufacturing facility.

     Research and Development. Research and development expenses increased to $14.4 million, or 11.0% of revenues, for the nine months ended September 25, 2004 compared to $11.3 million, or 16.9% of revenues, for the nine months ended September 27, 2003. The increase in absolute dollars was mainly due to an increase of approximately $1.8 million in personnel costs and an increase of approximately $962,000 in development program materials and related costs. Through the nine month period ended September 25, 2004, we continued the development of our next generation parallelism product, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are currently building a dedicated research and development line as part of our new site project, as we believe it is critical to continue to make significant investments in research and development.

     Selling, General and Administrative. Selling, general and administrative expenses were $20.6 million for the nine months ended September 25, 2004, or 15.7% of revenues, compared to $13.5 million, or 20.2% of revenues, for the nine months ended September 27, 2003. The increase in absolute dollars was mainly due to an increase of approximately $3.4 million in personnel related expenses, an increase of $432,000 in commissions to our sales representatives driven by the increase in revenues and an increase in outside professional services of $2.0 million mainly related to patent litigation as well as increased compliance related expenses.

     Interest and Other Income (Expense), Net. Interest and other income (expense), for the nine months ended September 25, 2004 was $942,000 compared with $780,000 for the nine months ended September 27, 2003. We generated greater interest income in the first nine months of 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout the period as a result of our initial public offering and follow-on public offering in 2003, partially offset by approximately $597,000 in foreign currency losses.

     Provision for Income Taxes. Provision for income taxes was $12.5 million for the nine months ended September 25, 2004 compared with $2.3 million for the nine months ended September 27, 2003. The $12.5 million provision for the first nine months of 2004 reflected an effective tax rate of 39.2% compared with an effective tax rate of 38.4% for the first nine months of 2003. The increase in the effective tax rate was primarily caused by the expiration of the U.S. tax legislation for research and development credits on June 30, 2004. This tax legislation was reinstated on October 4, 2004, extending the expiration date of the research and development tax credit retroactively from June 30, 2004 through December 31, 2005.

Critical Accounting Policies and Estimates

     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since September 25, 2004.

Liquidity and Capital Resources

     As of September 25, 2004, we had $183.5 million in cash, cash equivalents, marketable securities and restricted cash, compared with $181.8 million as of December 27, 2003.

     Net cash provided by operating activities was $16.6 million for the nine months ended September 25, 2004 compared with $6.9 million for the nine months ended September 27, 2003. Net cash provided by operating activities for the nine months ended September 25, 2004 resulted primarily from an increase in net income and accrued liabilities partially offset by an increase in accounts receivable and inventories.

     Accounts receivable increased by $13.9 million for the nine months ended September 25, 2004 due to an increase in worldwide sales and specifically due to an increase in sales in Japan, where we typically experience longer payment terms. For the nine months ended September 25, 2004, net inventories increased by $2.0 million due to an increase in raw materials and work-in-process to support revenue growth. Accrued liabilities increased by $5.0 million for the nine month period ended September 25, 2004 due primarily to an increase in accrued income taxes as well as accrued employee incentive compensation including a profit sharing plan for non-executive employees implemented in the third quarter of 2004.

     Net cash used in investing activities was $75.3 million for the nine months ended September 25, 2004, compared to net cash used in investing activities of $21.3 million for the nine months ended September 27, 2003. Net cash used in investing activities resulted primarily from the purchase of marketable securities or maturity of marketable securities in each of these periods. Capital expenditures were $23.4 million for the nine months ended September 25, 2004 and $5.7 million for the nine months ended September 27, 2003. The increase in capital expenditures was due primarily to the investment in our new manufacturing facility.

     Net cash provided by financing activities was $8.6 million for the nine months ended September 25, 2004 compared with $83.2 million for the nine months ended September 27, 2003. Net cash provided by financing activities for the first nine months of 2004 was primarily due to the issuance of common stock upon exercises of stock options. Net cash provided by financing activities for the first nine months of 2003 was primarily due to the issuance of common stock in our initial public offering.

     In May 2001, we signed a ten-year lease for 119,000 square feet of manufacturing, research and development and office space. The total remaining rent obligation over the term of the lease is $22.5 million and is accounted for as an operating lease. We expect to invest approximately $3.5 to $4.0 million in leasehold improvements for our new headquarters and manufacturing facility through the second quarter of 2005.

     The following table describes our commitments to settle contractual obligations in cash as of September 25, 2004.

	Payments Due by Fiscal Year
	2004	2005-2006	2007-2008	After 2008	Total
			(In thousands)
Operating leases	$950	$5,567	$5,404	$10,583	$22,504

     On October 5, 2004 we signed an eight-year lease for an additional 12,000 square feet of research and development space. We will invest in certain leasehold improvements to the facility to allow for the completion of a dedicated research and development line. The aggregate lease commitment for the lease term will be approximately $1.4 million and cost to construct the necessary leasehold improvements will be approximately $3.3 million.

     We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, our research and development initiatives, the timing and introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, including the completion of our new manufacturing facility, research and development pilot line, and the continuing market acceptance of our products.

Off-Balance Sheet Arrangements

     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 25, 2004, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The adoption of EITF 03-1 did not have a material impact on our consolidated results of operations.

     In April 2004, the Emerging Issues Task Force (EITF) issued Statement No. 03-06 “Participating Securities and the Two Class Method” under FAS Statement 128 “Earnings per Share”. EITF Statement No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Statement No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability period over period. Net income available to common stockholders and net income per share for the nine months ended September 27, 2003 has been restated in accordance with EITF 03-06 as a portion of the net income for this period was allocable to the redeemable convertible preferred stock in accordance with the dividend rights. All of the redeemable convertible preferred stock was converted to common stock in connection with our initial public offering in June 2003. Accordingly, there was no impact on EPS for the three months ended September 27, 2003 or the three and nine months ended September 25, 2004.

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

     The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the three months ended March 29, 2003 declined by 15.7% compared to our revenues in the three months ended December 28, 2002. Our business depends heavily upon the development of new semiconductors and semiconductor designs, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and consumer electronics, that use semiconductors. If we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience decreased operating results or operating losses.

If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

     We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer and sub 110 nanometer technology nodes, to 512 megabit density devices and to Double Data Rate II, or DDR II, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

     The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The previous downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. We believe that the decision to convert to a 300 mm wafer fabrication facility is made by each manufacturer based upon both internal and external factors, which could include considerations such as:

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

     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In the three and nine months ended September 25, 2004, sales to manufacturers of DRAM devices accounted for 67.3% and 69.0%, respectively, of our revenues, sales to manufacturers of flip chip logic devices accounted for 6.6% and 8.7%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 24.7% and 21%, respectively, of our revenues. For fiscal 2003, sales to manufacturers of DRAM devices accounted for 61.3% of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 18.4% of our revenues. Our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.

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

     The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., ESJ Corporation, Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., MicroProbe, Inc., NanoNexus Inc., Phicom Corporation, SCS Hightech, Inc., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

     A relatively small number of customers accounts for a significant portion of our revenues in any particular period. In the three and nine months ended September 25, 2004, four customers accounted for 65% and 64%, respectively, of our revenues. In fiscal 2003, four customers accounted for 66.2% of our revenues. Our ten largest customers accounted for 93.9% and 94.7%, respectively, of our revenues in the three and nine months ended September 25, 2004, and 94.8% of our revenues in fiscal 2003. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

If our relationships with our customers and other companies that manufacture semiconductor test equipment deteriorate, our product development activities could be harmed.

     The success of our product development efforts depends upon our ability to anticipate market trends and to collaborate closely with our customers and with other companies that manufacture semiconductor test equipment. Our relationships with these customers and companies provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improve our ability to customize our products to fulfill their needs. Our relationships with test equipment companies are important to us because test equipment companies can design our wafer probe cards into their equipment and provide us with the insight into their product plans that allows us to offer wafer probe cards for use with their products when they are introduced to the market. Our relationships with our customers and test equipment companies could deteriorate if they:

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

     We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 20.9% and 17.2%, respectively, of our revenues in the three and nine months ended September 25, 2004 and 13.4% of our revenues in fiscal 2003. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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

If semiconductor manufacturers do not migrate elements of final test to wafer probe test, or implement our wafer-level known good die testing or burn-in solutions, our revenues could be negatively impacted and the market acceptance of other applications of our technology could be delayed.

     We intend to work with our customers to migrate elements of final test from the device level to the wafer level. This migration will involve a change in semiconductor test strategies from concentrating final test at the individual device level to increasing the amount of test at the wafer level. We are also engaging with certain of our customers to implement at the wafer-level known good die, or KGD, testing and burn-in. Semiconductor manufacturers typically take time to qualify new strategies that affect their testing operations. As a result, general acceptance of wafer-level final test, or of our wafer-level KGD testing or burn-in solutions, might not occur in the near term or at all. In addition, semiconductor manufacturers might not accept and use wafer-level final test in a way that uses our technology, or may implement a different KGD testing or burn-in solution. If the migration of elements of final test to wafer probe test, or of the implementation of wafer-level KGD testing or burn-in, does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed.

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

     Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. While we are commencing the move to our new manufacturing facility we currently manufacture our wafer probe cards at one facility located in Livermore, California. Any disruption in the operation of that facility, whether due to technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the recent energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.

     We have completed the construction of our new manufacturing facility in Livermore and commenced to move our manufacturing operations into the new facility. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, will be substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. The transition will require us to have both our existing and new manufacturing facilities operational for several quarters, including into 2005. This will cause us to incur significant costs due to redundancy of infrastructure and the need to employ operations teams at both sites. Furthermore, the qualification of the new manufacturing facility by us and by our customers will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

     In 2002, we opened a regional repair and service center in Seoul, South Korea, in 2003, we opened a regional repair and service center in Dresden, Germany, and in July 2004 we opened a regional repair and service center in Tokyo, Japan. These regional service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our regional service centers, or if the work undertaken in the regional service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

     Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and are completing the building improvements and have commenced moving our corporate headquarters and manufacturing operations into this facility in 2004. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our officers have limited experience in managing large or rapidly growing businesses. In addition, our management has limited experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.

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

     In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM regarding our companies’ respective intellectual property portfolios and technologies, and is continuing this dialog. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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

     We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of our four Korean patents at issue. On October 6, 2004, Micronics Japan Co., Ltd. filed in the Korean Intellectual Property Office an invalidity action challenging the validity of our Korean Patent No. 312872. We could incur material expenses in these litigations and proceedings. We may initiate other claims or litigation against Phicom or other third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. If we threaten or initiate litigation, we may be subject to claims by third parties against which we must defend. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

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

     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 67.1% and 61.6%, respectively, for the three and nine months ended September 25, 2004. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs and may impact our competitiveness in a global market environment.

     The Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also requires the Securities and Exchange Commission to promulgate additional new rules on a variety of subjects. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has adopted revisions to its requirements for companies, such as us, that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, as certain foreign competing companies have no such cost, and to make some activities more difficult, time consuming and/or costly and to make it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to timely complete the evaluation of our internal controls as required under Section 404 of the Sarbanes-Oxley Act, or if we complete our evaluation but not in time to permit our independent registered public accountants to timely complete their attestation procedures for our controls, the reliability of our internal controls over financial reporting may be impacted and we cannot predict how the market or regulators will react.

     Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants. We are currently documenting and testing our controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. This process has caused us to incur, and we expect to continue to incur, substantial costs and efforts, which could adversely affect our results of operations. We may encounter problems or delays in completing our review and evaluation. If any deficiencies in our control environment are identified, we may not have sufficient time to implement improvements to our controls or new controls to address such deficiencies. In addition, we may not complete our evaluation of our internal controls in time to permit our independent registered public accountants to timely complete their assessment of our internal controls and/or we may not receive a positive attestation from them. In particular, our independent registered public accountants have advised us that they believe that there is a significant risk that we may not be able to complete the assessment of our controls associated with our information technology systems in a time frame that permits them to timely complete their attestation of our controls. This could, in turn, impact our ability to comply with applicable SEC rules and regulations relating to the filing of our financial statements and have an adverse affect on the trading price of our stock as we cannot predict how the market or regulators will react.

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

If securities analysts do not publish research or reports about our business or downgrade our stock, our stock price could decline.

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

     As of September 25, 2004, we had outstanding foreign exchange forward contracts to sell 1.0 billion Yen for $8.7 million with contract rates ranging from 108.30 Yen to 110.66 Yen per U.S. dollar. Fluctuations in foreign currency exchange rates throughout the nine months ended September 25, 2004 and the unrealized loss or fair value of these contracts totaled $597,000 as of September 25, 2004 and was recognized in income. The fair value of these foreign currency forward exchange contracts as of September 25, 2004 would have changed by $860,000 if the foreign currency exchange rate for the Japanese yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 25, 2004, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 25, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control Over Financial Reporting

     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the third quarter of 2004 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of fiscal 2004.

Section 404 Assessment

     Section 404 of the Sarbanes-Oxley Act requires management's annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 25, 2004. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with a third party consulting firm. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with the audit committee of our board of directors. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accountants to timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable SEC rules and regulations by the filing deadline for our Form 10-K for fiscal year 2004.

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

     On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor. One Complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other Complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the Complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of our four Korean patents at issue. We could incur significant expenses in these litigations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on June 11, 2003. Under this registration statement, we registered 6,505,305 of these shares on our behalf and 394,695 of these shares on behalf of certain stockholders of FormFactor, including a director and officers of FormFactor.

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

As of September 25, 2004 we invested the net proceeds of the offering in investment-grade, interest bearing marketable securities.

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

     The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated July 23, 2004				X

10.02*	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated August 18, 2004				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

November 9, 2004

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated July 23, 2004				X

10.02*	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated August 18, 2004				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.