Form 10-K/A
period 2003-12-27
FORMFACTOR INC
filed 2004-11-30
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

          FormFactor is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 27, 2003 to amend and restate its Form 10-K filed with the Securities and Exchange Commission on March 22, 2004, as amended by Amendment No. 1 to Form 10-K filed with the Securities and Exchange Commission on July 20, 2004. This Amendment No. 2 presents net income (loss) available to common stockholders and restates FormFactor’s calculation of basic and diluted net income (loss) available to common stockholders per share for all fiscal periods preceding or including FormFactor’s June 2003 initial public offering.

          This restatement does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

          FormFactor did not previously reflect the impact of cumulative dividend rights and participating dividend rights of its redeemable convertible preferred stock in its calculation of net income (loss) available to common stockholders or in its calculation for either basic or diluted net income (loss) available to common stockholders per share, and has adjusted its calculations according to SFAS No. 128 “Earnings Per Share” and EITF Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”.

          The adjustment relates to cumulative dividend rights of FormFactor’s redeemable convertible, preferred stock Series B – G and participating dividend rights of FormFactor’s redeemable convertible preferred stock Series A – G which were issued in years prior to FormFactor’s initial public offering in June 2003. Such dividend rights impact the calculation of net income (loss) available to common stockholders and of basic and diluted net income (loss) available to common stockholders per share regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) available to common stockholders per share. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive.

          Please see Note 14 to the Notes to Consolidated Financial Statements contained in this Amendment No. 2 for further information regarding the revisions to FormFactor’s financial results.

          This Amendment No. 2 amends and restates the following items of the Registrant’s Form 10-K: (i) Part II, Item 6 — Selected Financial Data, (ii) Part II, Item 8 — Consolidated Financial Statements and Supplementary Data, (iii) Part II, Item 9A — Controls and Procedures and (iv) Part IV, Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          All information in FormFactor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended by Amendment No. 1 and this Amendment No. 2, speaks as of the date of the original filing of FormFactor’s Form 10-K for such period and does not reflect any subsequent information or events, except as expressly noted in Amendment No. 1 and this Amendment No. 2 and except for Exhibits 23.01, 31.01, 31.02, and 32.01. References to “Amendment No. 2,” “Amendment No. 1,” “Annual Report” and “Form 10-K” in this Amendment No. 2 refer to FormFactor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended.

          All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in FormFactor’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of Form Factor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003.

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

      The following selected consolidated financial data are derived from FormFactor’s consolidated financial statements. This data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes included herein, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Amendment No. 1 to Form 10-K filed July 20, 2004. The following selected consolidated financial data for the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 has been previously restated to reflect adjustments related to the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock based compensation amortization in cost of revenues, as described in Amendment No. 1 to Form 10-K/A filed on July 20, 2004. All fiscal years have been restated herein to reflect adjustments related to the calculation of basic and diluted net income (loss) available to common stockholders per share and to revise the pro forma net income (loss) per share calculation and disclosure under SFAS No. 123, “Accounting for Stock-based Compensation,” to reflect changes to the net income available to common stockholders and to correct the amounts presented for stock-based compensation adjustments, as described in Note 14 of the Notes to Consolidated Financial Statements included in this Amendment No. 2 to Form 10-K.

	Fiscal Year Ended

	Dec. 25,	Dec. 30,	Dec. 29,	Dec. 28,	Dec. 27,
	1999	2000	2001	2002	2003

	As restated	As restated	As restated	As restated	As restated

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$35,722	$56,406	$73,433	$78,684	$98,302
Cost of revenues	20,420	28,243	38,385	39,456	49,929
Stock-based compensation	—	—	73	426	612

Gross margin	15,302	28,163	34,975	38,802	47,761
Operating expenses
Research and development	9,466	11,995	14,619	14,592	15,569
Selling, general and administrative	11,020	15,434	18,500	17,005	19,044
Stock-based compensation	341	259	601	2,039	2,550
Restructuring charges	—	—	1,380	—	—

Total operating expenses	20,827	27,688	35,100	33,636	37,163

Operating income (loss)	(5,525)	475	(125)	5,166	10,598
Interest and other income (expense), net	(119)	1,719	477	642	1,566

Income (loss) before income taxes	(5,644)	2,194	352	5,808	12,164
Benefit (provision) for income taxes	—	(115)	(307)	3,558	(4,649)

Net income (loss)	(5,644)	2,079	45	9,366	7,515
Preferred stock dividend	(2,779)	(3,988)	(4,830)	(5,272)	(2,340)
Amount allocated to participating preferred stockholders	—	—	—	(3,479)	(10)

Net income (loss) available to common stockholders	$(8,423)	$(1,909)	$(4,785)	$615	$5,165

Net income (loss) available to common stockholders per share:
Basic	$(3.28)	$(0.57)	$(1.19)	$0.14	$0.25
Diluted	$(3.28)	$(0.57)	$(1.19)	$0.10	$0.19
Weighted-average number of shares used in per share calculation:
Basic	2,571	3,370	4,032	4,413	21,012
Diluted	2,571	3,370	4,032	5,906	29,280
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$19,248	$16,897	$27,576	$37,178	$181,820
Working capital	17,694	23,391	31,074	40,641	190,844
Total assets	38,332	47,499	62,264	77,955	237,165
Long-term debt, less current portion	2,183	521	1,167	625	—
Redeemable convertible preferred stock and warrants	47,913	55,129	65,201	65,201	—
Deferred stock-based compensation, net	(184)	(184)	(4,051)	(10,782)	(7,902)
Total stockholders’ equity (deficit)	(21,286)	(18,586)	(17,582)	(4,604)	215,014

Item 8:	Consolidated Financial Statements and Supplementary Data

Consolidated Financial Statements

      The consolidated financial statements of FormFactor required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K/A. See Item 15(a)(1) for a list of FormFactor’s consolidated financial statements. The consolidated financial statements and related notes, including the selected quarterly financial data below, of FormFactor have been previously restated to reflect the adjustments related to the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock-based compensation amortization in cost of revenues, as described in Amendment No. 1 to Form 10-K filed on July 20, 2004. The consolidated financial statements and related notes have been restated herein to reflect adjustments related to the calculation of basic and diluted net income (loss) available to common stockholders per share and to revise the pro forma net income (loss) per share calculation and disclosure under SFAS No. 123 “Accounting for Stock-based Compensation” to reflect changes to the net income available to common stockholders and to correct the amounts presented for stock-based compensation adjustments, as described in Note 14 of the Notes to Consolidated Financial Statements. Other than revisions to reflect such adjustments, the consolidated financial statements and related notes do not reflect any information or events subsequent to December 27, 2003.

Selected Quarterly Financial Data

      The following selected quarterly financial data should be read in conjunction with FormFactor’s consolidated financial statements included herein and the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Form 10-K/A Amendment No. 1 to Form 10-K filed July 20, 2004. The as reported amounts reflect the restatement as presented in Amendment No. 1 to Form 10-K. This information has been derived from unaudited consolidated financial statements of FormFactor that, in the Company’s opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with FormFactor’s consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 31, 2001		June 30, 2001		Sept. 29, 2001		Dec. 29, 2001
	As	As	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$19,849	$19,849	$21,507	$21,507	$16,021	$16,021	$16,056	$16,056
Cost of revenues	10,410	10,410	11,269	11,269	8,477	8,477	8,229	8,229
Stock-based compensation	2	2	13	13	23	23	35	35

Gross margin	9,437	9,437	10,225	10,225	7,521	7,521	7,792	7,792
Operating expenses:
Research and development	4,073	4,073	4,323	4,323	3,054	3,054	3,169	3,169
Selling, general and administrative	4,730	4,730	5,230	5,230	4,344	4,344	4,196	4,196
Stock-based compensation*	61	61	92	92	161	161	287	287
Restructuring charges	—	—	—	—	1,380	1,380	—	—

Total operating expenses	8,864	8,864	9,645	9,645	8,939	8,939	7,652	7,652

Operating income (loss)	573	573	580	580	(1,418)	(1,418)	140	140
Interest and other income, net	(74)	(74)	94	94	229	229	228	228

Income (loss) before income taxes	499	499	674	674	(1,189)	(1,189)	368	368
Benefit (provision) for income taxes	(435)	(435)	(588)	(588)	1,037	1,037	(321)	(321)

Net income (loss)	64	64	86	86	(152)	(152)	47	47
Preferred stock dividend	—	(1,114)	—	(1,114)	—	(1,285)	—	(1,317)

Net income (loss) available to common stockholders	$64	$(1,050)	$86	$(1,028)	$(152)	$(1,437)	$47	$(1,270)

Net income (loss) available to common stockholders per share:
Basic	$0.02	$(0.28)	$0.02	$(0.26)	$(0.04)	$(0.35)	$0.01	$(0.30)
Diluted	$0.00	$(0.28)	$0.00	$(0.26)	$(0.04)	$(0.35)	$0.00	$(0.30)
Weighted-average number of shares used in per share calculations:
Basic	3,790	3,799	3,941	3,963	4,137	4,139	4,248	4,227
Diluted	27,915	3,799	28,423	3,963	4,137	4,139	29,033	4,227

	Mar. 30, 2002		June 29, 2002		Sept. 28, 2002		Dec. 28, 2002
	As	As	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$17,288	$17,288	$18,510	$18,510	$20,729	$20,729	$22,157	$22,157
Cost of revenues	8,859	8,859	9,422	9,422	10,259	10,259	10,916	10,916
Stock-based compensation	58	58	102	102	139	139	127	127

Gross margin	8,371	8,371	8,986	8,986	10,331	10,331	11,114	11,114
Operating expenses:
Research and development	3,249	3,249	3,579	3,579	3,828	3,828	3,936	3,936
Selling, general and administrative	3,992	3,992	4,172	4,172	4,265	4,265	4,576	4,576
Stock-based compensation*	258	258	546	546	613	613	622	622
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expenses	7,499	7,499	8,297	8,297	8,706	8,706	9,134	9,134

Operating income	872	872	689	689	1,625	1,625	1,980	1,980
Interest and other income, net	155	155	164	164	85	85	238	238

Income before income taxes	1,027	1,027	853	853	1,710	1,710	2,218	2,218
Benefit (provision) for income taxes	(332)	(332)	(485)	(485)	5,338	5,338	(963)	(963)

Net income	695	695	368	368	7,048	7,048	1,255	1,255
Preferred stock dividend	—	(1,318)	—	(1,318)	—	(1,318)	—	(1,318)
Amount allocated to participating preferred stockholders	—	—	—	—	—	(4,810)	—	—

Net income (loss) available to common stockholders	$695	$(623)	$368	$(950)	$7,048	$920	$1,255	$(63)

Net income (loss) available to common stockholders per share:
Basic	$0.16	$(0.14)	$0.08	$(0.22)	$1.57	$0.21	$0.28	$(0.01)
Diluted	$0.02	$(0.14)	$0.01	$(0.22)	$0.24	$0.17	$0.04	$(0.01)
Weighted-average number of shares used in per share calculations:
Basic	4,391	4,343	4,438	4,409	4,478	4,461	4,529	4,482
Diluted	29,847	4,343	29,599	4,409	29,671	5,273	29,090	4,482

	Mar. 29, 2003		June 28, 2003		Sept. 27, 2003		Dec. 27, 2003
	As	As	As	As	As	As	As	As
	reported	restated	reported	restated	reported	restated	reported	restated
	(In thousands, except per share data)
Revenues	$18,669	$18,669	$22,094	$22,094	$26,076	$26,076	$31,463	$31,463
Cost of revenues	9,800	9,800	11,469	11,469	13,213	13,213	15,447	15,447
Stock-based compensation	138	138	150	150	163	163	161	161

Gross margin	8,731	8,731	10,475	10,475	12,700	12,700	15,855	15,855
Operating expenses:
Research and development	3,525	3,525	3,831	3,831	3,966	3,966	4,247	4,247
Selling, general and administrative	4,013	4,013	4,478	4,478	4,980	4,980	5,573	5,573
Stock-based compensation	636	636	623	623	638	638	653	653
Restructuring charges	—	—	—	—	—	—	—	—

Total operating expenses	8,174	8,174	8,932	8,932	9,584	9,584	10,473	10,473

Operating income	557	557	1,543	1,543	3,116	3,116	5,382	5,382
Interest and other income, net	129	129	131	131	520	520	786	786

Income before income taxes	686	686	1,674	1,674	3,636	3,636	6,168	6,168
Provision for income taxes	(263)	(263)	(642)	(642)	(1,395)	(1,395)	(2,349)	(2,349)

Net income	423	423	1,032	1,032	2,241	2,241	3,819	3,819
Preferred stock dividend	—	(1,318)	—	(1,022)	—	—	—	—
Amount allocated to participating preferred stockholders	—	—	—	(10)	—	—	—	—

Net income (loss) available to common stockholders	$423	$(895)	$1,032	$—	$2,241	$2,241	$3,819	$3,819

Net income (loss) available to common stockholders per share:
Basic	$0.09	$(0.20)	$0.09	$0.00	$0.07	$0.07	$0.11	$0.11
Diluted	$0.01	$(0.20)	$0.03	$0.00	$0.06	$0.06	$0.10	$0.10
Weighted-average number of shares used in per share calculations:
Basic	4,539	4,504	10,894	10,858	34,117	34,082	35,617	35,582
Diluted	29,070	4,504	31,358	10,858	38,044	37,090	39,608	38,789

Item 9A. Controls and Procedures

Disclosure Control and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor’s management, including its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation as of the end of the period covered by this Annual Report on Form 10-K, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer initially concluded that as of December 27, 2003, FormFactor’s disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     In the light of two restatements of previously issued financial statements, as described below, FormFactor’s management, including its Chief Executive Officer, its Chief Financial Officer and its newly appointed President, as well as its Audit Committee, have concluded that a material weakness in internal control over financial reporting exists. Because of the importance of internal control over financial reporting to the effectiveness of a company’s disclosure controls and procedures, FormFactor’s management has concluded that its disclosure controls and procedures are not currently effective. To address the deficiency, FormFactor has taken and expects to take the steps described below.

Internal Control over Financial Reporting

     Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting and is a strong indicator that a material weakness in internal control over financial reporting exists. Amendment No. 1 to FormFactor’s Annual Report on Form 10-K restated its financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock-based compensation amortization in cost of revenues. This Amendment No. 2 to FormFactor’s Annual Report on Form 10-K presents net income (loss) available to common stockholders and restates its basic and diluted net income (loss) available to common stockholders per share for fiscal years 1999 through 2003 and its pro forma net income (loss)  calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock-based Compensation”, but does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

     Under applicable rules, management may not conclude that a company’s internal control over financial reporting is effective if a material weakness exists. Given the nature of the two restatements, FormFactor believes that the material weakness relates to insufficient personnel resources and technical accounting expertise within its accounting function. FormFactor believes that it has already taken substantial steps toward remediation of this material weakness and is taking additional steps to cure the weakness. Prior to discovering the error giving rise to the second restatement, FormFactor had hired an internal audit director, a new tax director and an additional accounting manager. Since the promotion of Mr. Jens Meyerhoff from Chief Financial Officer to Chief Operating Officer in April of 2004, FormFactor has actively sought and continues to seek to hire a new Chief Financial Officer and to hire additional personnel in its accounting department in a challenging job market for such skills. FormFactor believes that these steps should adequately address the identified material weakness in control over financial reporting.

Section 404 Assessment

     Section 404 of the Sarbanes-Oxley Act requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accountants beginning with our Form 10-K for the fiscal year ending on December 25, 2004. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management in consultation with independent third party consulting firms. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We expect to assess our controls and procedures on a regular basis. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our company. Despite the mobilization of significant resources for our Section 404 assessment, we, however, cannot provide any assurance that we will timely complete the evaluation of our internal controls or that, even if we do complete the evaluation of our internal controls, we do so in time to permit our independent registered public accountants to test our controls and timely complete their attestation procedures of our controls in a manner that will allow us to comply with applicable SEC rules and regulations by the filing deadline for our Form 10-K for fiscal year 2004.

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

      (b) Reports on Form 8-K

Date of Report	Item(s)	Description

10/16/03	7, 12	FormFactor announced earnings for the quarter ended September 27, 2003.
10/16/03	5, 7	FormFactor announced its intention to file a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
10/20/03	5, 7	FormFactor announced the filing of a Form S-1 Registration Statement with the SEC for a proposed public follow-on offering.
11/04/03	5, 7	FormFactor announced the pricing of its public follow-on offering.

      (c) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

10	.11(1)(3)	Key Management Bonus Plan (2004)
10	.12(1)(3)	Sales Incentive Plan (first half 2004)
10	.35(3)	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and FormFactor dated December 10, 2003
10	.45(1)(3)	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and FormFactor dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and FormFactor dated August 18, 2003
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24	.01(3)	Powers of Attorney
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

(2)	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(3)	Filed with initial filing of the Form 10-K on March 22, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 30th day of November 2004.

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

CONSOLIDATED FINANCIAL STATEMENTS

      As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of FormFactor are provided in this section as follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FormFactor, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. (the “Company”) and its subsidiaries at December 28, 2002 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements for the fiscal years 2001, 2002 and 2003.

PricewaterhouseCoopers LLP

San Jose, California
March 17, 2004, except for Note 14,
as to which the date is November 29, 2004.

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 28,	December 27,
	2002	2003

	As restated	As restated
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$26,786	$116,305
Marketable securities	7,557	62,965
Accounts receivable, net of allowance for doubtful accounts of $253 in 2002 and $103 in 2003	11,986	19,698
Inventories, net	4,230	8,025
Deferred tax assets	2,680	2,825
Prepaid expenses and other current assets	3,463	2,744

Total current assets	56,702	212,562
Restricted cash	2,835	2,550
Property and equipment, net	16,538	20,495
Deferred tax assets	1,396	1,202
Other assets	484	356

Total assets	$77,955	$237,165

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank line of credit	$375	$—
Notes payable, current portion	500	—
Accounts payable	6,712	10,579
Accrued liabilities	7,681	10,134
Deferred revenue and customer advances	793	1,005

Total current liabilities	16,061	21,718
Notes payable, less current portion	625	—
Deferred revenue and customer advances	672	433

Total liabilities	17,358	22,151

Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.001 par value:
Authorized: 23,126,983 shares for 2002 and none in 2003
Issued and outstanding: 23,002,626 shares in 2002 and none in 2003 (Liquidation preferences: $66,263 at December 28, 2002 and none at December 27, 2003)	64,895	—
Redeemable convertible preferred stock warrants	306	—

	65,201	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares
Issued and outstanding: none in 2002 and 2003	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares
Issued and outstanding: 4,680,118 shares in 2002 and 36,808,906 shares in 2003	5	37
Additional paid-in capital	20,183	226,592
Notes receivable from stockholders	(3,447)	(661)
Deferred stock-based compensation, net	(10,782)	(7,902)
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(10,563)	(3,048)

Total stockholders’ equity (deficit)	(4,604)	215,014

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$77,955	$237,165

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	As restated	As restated	As restated

	(In thousands, except per share data)
Revenues	$73,433	$78,684	$98,302
Cost of revenues	38,385	39,456	49,929
Stock-based compensation	73	426	612

Gross margin	34,975	38,802	47,761

Operating expenses:
Research and development(1)	14,619	14,592	15,569
Selling, general and administrative(1)	18,500	17,005	19,044
Stock-based compensation	601	2,039	2,550
Restructuring charges	1,380	—	—

Total operating expenses	35,100	33,636	37,163

Operating income	(125)	5,166	10,598
Interest income	989	808	1,041
Interest expense	(170)	(79)	(38)
Other income (expense), net	(342)	(87)	563

	477	642	1,566

Income before income taxes	352	5,808	12,164
Benefit (provision) for income taxes	(307)	3,558	(4,649)

Net income	45	9,366	7,515
Preferred stock dividend	(4,830)	(5,272)	(2,340)
Amount allocated to participating preferred stockholders	—	(3,479)	(10)

Net income (loss) available to common stockholders	$(4,785)	$615	$5,165

Net income (loss) available to common stockholders per share:
Basic	$(1.19)	$0.14	$0.25
Diluted	$(1.19)	$0.10	$0.19
Weighted-average number of shares used in per share calculations:
Basic	4,032	4,413	21,012
Diluted	4,032	5,906	29,280
(1) Amounts exclude stock-based compensation, as follows:
Research and development	120	708	892
Selling, general and administrative	481	1,331	1,657

Total	$601	$2,039	$2,549

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 29, 2001,
December 28, 2002 and December 27, 2003

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other
			Paid-in	from	Stock-based	Comprehensive	Accumulated
	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit	Total

	(In thousands, except share data)
Balances, December 30, 2000	4,458,287	$4	$5,529	$(3,961)	$(184)	$—	$(19,974)	$(18,586)
Issuance of common stock pursuant to exercise of options for cash and notes receivable	168,229	1	340	(43)	—	—	—	298
Issuance of common stock for services provided	2,462	—	15	—	—	—	—	15
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(50,528)	—	(214)	186	—	—	—	(28)
Deferred stock-based compensation	—	—	4,541	—	(4,541)	—	—	—
Recognition of stock-based compensation	—	—	—	—	674	—	—	674
Net income	—	—	—	—	—	—	45	45

Balances, December 29, 2001, as restated	4,578,450	5	10,211	(3,818)	(4,051)	—	(19,929)	(17,582)
Repayment of notes receivable from stockholders	—	—	—	26	—	—	—	26
Issuance of common stock pursuant to exercise of options for cash	223,113	—	1,070	—	—	—	—	1,070
Issuance of common stock for services provided	7,538	—	57	—	—	—	—	57
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(128,983)	—	(351)	345	—	—	—	(6)
Deferred stock-based compensation, net of cancellations	—	—	9,196	—	(9,196)	—	—	—
Recognition of stock-based compensation	—	—	—	—	2,465	—	—	2,465
Net income	—	—	—	—	—	—	9,366	9,366

Balances, December 28, 2002, as restated	4,680,118	5	20,183	(3,447)	(10,782)	—	(10,563)	(4,604)
Repurchase of common stock	(100,000)	—	(200)	—	—	—	—	(200)
Issuance of common stock in connection with initial public offering and follow-on offering, net of issuance costs	8,755,171	9	137,826	—	—	—	—	137,835
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	23,002,626	23	64,872	—	—	—	—	64,895
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	306	—	—	—	—	306
Issuance of common stock pursuant to net exercise of common stock warrants	45,338	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	2,786	—	—	—	2,786
Issuance of common stock pursuant to exercise of options for cash	425,653	—	1,655	—	—	—	—	1,655
Tax benefit from exercise of common stock options	—	—	1,668	—	—	—	—	1,668
Deferred stock-based compensation, net of cancellations	—	—	282	—	(282)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,162	—	—	3,162
Components of other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	47	—	47
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	—	7,515	7,515

Comprehensive income								7,511

Balances, December 27, 2003, as restated	36,808,906	$37	$226,592	$(661)	$(7,902)	$(4)	$(3,048)	$215,014

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

      Transaction gains and losses resulting from the process of remeasuring into the United States of America dollar the foreign currency financial statements of the Company’s wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company’s international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income.

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

Marketable Securities

      The Company has classified its marketable securities as “available-for-sale.” All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded as a separate component of stockholders’ equity (deficit) until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method. Both realized and unrealized gains have not been significant to date.

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

Concentration of Credit Risk and Other Risks and Uncertainties

      The Company maintains its cash, cash equivalents and marketable securities in accounts with three major financial institutions in the United States of America and in countries where subsidiaries operate. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income and net income (loss) available to common

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders per share would have been changed to the pro-forma amounts as follows (in thousands, except per share data):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	As restated	As restated	As restated
Reported net income (see Note 14)	$45	$9,366	$7,515
Add: Stock-based employee compensation expense included in reported net income available to common stockholders, net of tax	331	1,910	2,440
Deduct: Total stock-based employee compensation expense determined under the minimum and fair value based methods for all awards, net of tax	(1,181)	(3,615)	(7,375)

Pro forma net income (loss)	$(805)	$7,661	$2,580

Net income (loss) available to common stockholders per share
Basic:
As reported	$(1.19)	$0.14	$0.25

Pro forma	$(1.40)	$0.08	$0.01

Diluted:
As reported	$(1.19)	$0.10	$0.19

Pro forma	$(1.40)	$0.06	$0.01

      The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Therefore, the pro forma net income and pro forma net income per share may not be representative for future periods. The assumptions used in computing minimum value and fair value are as follows:

	Stock Options Years Ended			ESPP Year Ended

	December 29,	December 28,	December 27,	December 27,
	2001	2002	2003	2003

		As restated
Risk-free interest rate	4.58%	4.48%	3.00%	0.89%
Expected life (in years)	5	5	5	0.5
Dividend yield	—	—	—	—
Expected volatility	—	67%	67%	67%

      The weighted-average per share grant date fair value of options granted during the years ended December 29, 2001, December 28, 2002 and December 27, 2003 was $3.59, $7.77 and $8.76, respectively. The weighted average estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $6.39 per share for fiscal 2003.

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

      Basic net income (loss) available to common stockholders per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The net income (loss) available to common stockholders is calculated by deducting the cumulative preferred stock dividends, if any, and dividends allocable to participating preferred stockholders, if any, from net income (loss) to determine the net income (loss) available to common stockholders.

      Diluted net income (loss) available to common stockholders per share is computed giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent the effect is dilutive.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) available to common stockholders per share follows (in thousands):

	Years Ended

	December 29,	December 28,	December 27,
	2001	2002	2003

	As restated	As restated	As restated
Basic net income (loss) per share (see Note 14)
Numerator:
Net income (loss) available to common stockholders	$(4,785)	$615	$5,165

Denominator:
Weighted-average common stock outstanding	4,519	4,638	21,180
Less: Weighted-average shares subject to repurchase	(487)	(225)	(168)

Weighted-average shares used in computing basic net income (loss) per share	4,032	4,413	21,012

Diluted net income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$(4,785)	$615	$5,165
Add preferred dividends for each Series considered dilutive	—	—	310

Net income (loss) available to common stockholders	$(4,785)	$615	$5,475

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	4,032	4,413	21,012
Add stock options, warrants and common stock subject to repurchase	—	1,493	2,422
Add convertible preferred shares for each Series considered dilutive	—	—	5,846

Weighted-average shares used in computing diluted net income (loss) per share	4,032	5,906	29,280

      The following outstanding options, warrants and convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	December 29,	December 28,	December 27,
	2001	2002	2003

	As restated	As restated	As restated
Options to purchase common stock	4,162	1,439	1,122
Warrants	133	46	—
Convertible preferred stock	22,995	22,999	17,156

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Accrued liabilities consisted of the following (in thousands):

	December 28,	December 27,
	2002	2003

	As restated	As restated
Accrued compensation and benefits	$4,746	$6,949
Accrued commissions	402	387
Other accrued expenses	2,533	2,798

	$7,681	$10,134

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

Note 6 — Commitments and Contingencies:

Environmental Matters

      The Company is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply to the Company. In May 2003, the Company received a Notice of Violation from the Bay Area Air Quality Management District, or “BAAQMD,” regarding its record keeping relating to its usage of wipe cleaning solvent. The Company introduced corrective action to prevent any continued or recurrent record keeping violation, and the Company resolved the Notice of Violation with a monetary payment that was not significant. In connection with an inspection conducted in August 2003 of the Company’s facilities, the Company received in December 2003 an Inspection Report from the Department of Toxic Substances Control, or “DTSC.” The DTSC report reflects certain violations that had not been previously addressed by the Company in correspondence with the DTSC. The Company promptly took appropriate steps to address all of the violations

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

noted, believes that all such violations were addressed, and sent correspondence to the DTSC confirming such corrective steps. At the present time it is not clear whether any monetary penalty will be imposed by the DTSC for the violations, and if so, the relative significance of the penalty. In January 2004, the Company received a Notice of Violation from the BAAQMD for “Failure to Meet Permit Condition” during a routine inspection of the Company’s facilities conducted by an Inspector with the Compliance & Enforcement Division of the BAAQMD. The January BAAQMD Notice reflects that the Company recently exceeded permissible usage limits on its solvent bench operations. The limit was exceeded only recently, in November 2003. The Company has identified appropriate corrective action and it is also continuing its efforts to get the permit modified to reflect the current usage requirements. Notwithstanding the Company’s contemplated corrective action, the January BAAQMD Notice remains unresolved and the Company may be subject to a penalty based upon the unresolved matters set forth in the January BAAQMD Notice. In view of the May BAQMD Notice discussed above and the fact that a payment was associated with the resolution thereof, the Company presently believes that it is likely that the January BAAQMD Notice will result in the imposition of a monetary penalty. At the present time it is not clear whether any monetary payment would be significant.

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

      The holders of Series B, Series C, Series D, Series E, Series F and Series G redeemable convertible preferred stock are entitled to receive the above annual dividends which are cumulative, accrue quarterly, and are payable when and as declared by the Board of Directors. After payment of the dividends on the Series B, Series C, Series D, Series E, Series F and Series G redeemable convertible preferred stock, holders of Series A redeemable convertible preferred stock are entitled to receive non-cumulative annual dividends as stated above, when and as declared by the Board of Directors. No dividends can be paid on common stock until the dividends on the redeemable convertible preferred stock have been paid in full. In addition, each share of redeemable convertible preferred stock will participate on a pro rata basis with any dividends payable to holders of common stock on an as-converted basis. Upon the closing of the Company’s initial public offering in June 2003, all outstanding shares of redeemable convertible preferred stock converted into an equal number of shares of common stock.

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

      On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”), which became effective upon the effective date of the initial public offering of the Company’s common stock. The 2002 Plan provides for the grant of both incentive stock options and nonqualified stock options, restricted stock and stock bonuses. The incentive stock options may be granted to the employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, officers, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Notes receivable

      In fiscal 2000 and 2001, the Company received full recourse notes receivable from certain employees in exchange for common stock. The notes bear interest at the applicable market interest rate, ranging from 4.46% to 6.60%, and have due dates through May 2007. Under the terms of the full recourse notes receivable, the Company may proceed against any assets of the holder of the notes, or against the collateral securing the notes, or both, in event of default. The notes are collateralized by the underlying shares of common stock. During fiscal 2003, the majority

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the notes receivable had been fully paid.

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

Note 11 — Operating Segment and Geographic Information:

      The Company operates in one segment regarding the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 (“SFAS No. 131”), “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the President and Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by SFAS No. 131 can be found in the consolidated financial statements.

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

Note 14 — Restatement of Financial Statements:

     The Company is restating its financial results for fiscal years 2001, 2002 and 2003 to reflect an adjustment to its calculation of basic and diluted net income (loss) per share available to common stockholders.

     The restatement does not affect the Company’s reported net income or its balance sheet or cash flow statements for any period.

     The Company did not previously reflect the impact of cumulative dividend rights and participating dividend rights of its redeemable convertible preferred stock in its calculation for either basic or diluted net income (loss) available to common stockholders per share and has adjusted its calculations according to SFAS No. 128 “Earnings Per Share” and EITF Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”.

     The adjustment relates to cumulative dividend rights of the Company’s redeemable, convertible preferred stock Series B – G and participating dividend rights of the Company’s redeemable, convertible preferred stock Series A – G, which were issued in years prior to the Company’s initial public offering in June 2003. Such dividend rights impact the calculation of basic and diluted net income (loss) per share available to common stockholders regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) per share available to common stockholders. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive. In conjunction with this restatement, the Company has also revised its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock based Compensation” to reflect changes to the net income (loss) available to common stockholders and to correct the amounts presented for the stock-based compensation pro forma adjustments (the net effect of the change in the pro forma adjustments was to increase the pro forma net loss for fiscal 2001 by $797,000 and decrease the pro forma net income for fiscal 2002 and 2003 by $2.2 million and $4.9 million, respectively).

	Year Ended December 29, 2001
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$45	$45
Preferred stock dividend	—	(4,830)

Net income (loss) available to common stockholders	$45	$(4,785)

Net income (loss) available to common stockholders per share:
Basic	$0.01	$(1.19)
Diluted	$—	$(1.19)
Weighted-average number of shares used in per share calculations:
Basic	4,029	4,032
Diluted	28,649	4,032

	Year Ended December 28, 2002
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$9,366	$9,366
Preferred stock dividend	—	(5,273)
Amount allocated to participating preferred stockholders	—	(3,478)

Net income available to common stockholders	$9,366	$615

Net income available to common stockholders per share:
Basic	$2.11	$0.14
Diluted	$0.32	$0.10
Weighted-average number of shares used in per share calculations:
Basic	4,448	4,413
Diluted	29,251	5,906

	Year Ended December 27, 2003
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$7,515	$7,515
Preferred stock dividend	—	(2,340)
Amount allocated to participating preferred stockholders	—	(10)

Net income available to common stockholders	$7,515	$5,165

Net income available to common stockholders per share:
Basic	$0.36	$0.25
Diluted	$0.22	$0.19
Weighted-average number of shares used in per share calculations:
Basic	21,047	21,012
Diluted	34,374	29,280

     1) Amounts were previously restated in Amendment No. 1 to the Company’s Form 10-K filed July 20, 2004 to reflect adjustments to the amortization schedule of deferred stock-based compensation and the related income taxes for fiscal years 2001, 2002, and 2003 resulting in a decrease in net income of $205,000, $1.0 million and $1.0 million and diluted earnings per share of $0.01, $0.03 and $0.03, respectively. Deferred stock-based compensation, deferred tax assets and accumulated deficit in the consolidated balance sheets for December 28, 2002 and December 27, 2003 were restated for the impact of these adjustments.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

To the Board of Directors
of FormFactor, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 17, 2004, except for Note 14, as to which the date is November 29, 2004, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

San Jose, California
March 17, 2004

SCHEDULE II

FORMFACTOR, INC.

VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 29, 2001, December 28, 2002 and December 27, 2003
(in thousands)

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year

Allowance for doubtful accounts receivable
Year ended December 29, 2001	$580	$—	$166	$414
Year ended December 28, 2002	$414	$165	$326	$253
Year ended December 27, 2003	$253	$—	$150	$103
Reserve for excess and obsolete inventory
Year ended December 29, 2001	$7,647	$4,504	$3,535	$8,616
Year ended December 28, 2002	$8,616	$1,279	$2,436	$7,459
Year ended December 27, 2003	$7,459	$3,687	$1,728	$9,418
Allowance against deferred tax assets
Year ended December 29, 2001	$8,749	$312	$—	$9,061
Year ended December 28, 2002	$9,061	$—	$9,061	$—
Year ended December 27, 2003	$—	$—	$—	$—

INDEX TO EXHIBITS

      Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report on Form 10-K:

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.01		Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003.	S-1	333-109815	10/20/03	3.01
3.02		Amended and Restated Bylaws of the Registrant.	S-1	333-109815	10/20/03	3.02
4.01		Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01
4.02		Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001.	S-1	333-86738	4/22/02	4.02
4.03		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03
4.04		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04
4.05		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05
4.06		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06
10.01		Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01
10.02		1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02
10.03		1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03
10.04		Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04
10.05		Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05
10.06		2002 Equity Incentive Plan, and forms of option grant.	S-1/A	333-86738	6/10/03	10.06
10.07		2002 Employee Stock Purchase Plan.	S-1/A	333-86738	6/10/03	10.07
10.08		Key Management Bonus Plan (2003).	S-1/A	333-86738	6/10/03	10.08.1
10.09		Sales Incentive Plan (first half 2003).	S-1/A	333-86738	6/10/03	10.09.1
10.10		Sales Incentive Plan (second half 2003).	S-1	333-109815	10/20/03	10.10
10	.11*	Key Management Bonus Plan (2004).	10-K	—	3/22/04	10.11
10	.12*	Sales Incentive Plan (first half 2004).	10-K	—	3/22/04	10.12
10.13		Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.11

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.14	Lease by and between Paul E. Iacono and the Registrant dated June 26, 1995.	S-1	333-86738	4/22/02	10.12
10.15	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated June 26, 1995.	S-1/A	333-86738	12/18/02	10.12.1
10.16	Lease by and between Paul E. Iacono and the Registrant dated April 12, 1996.	S-1	333-86738	4/22/02	10.13
10.17	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 12, 1996.	S-1/A	333-86738	12/18/02	10.13.1
10.18	Lease by and between Paul E. Iacono and the Registrant dated November 20, 1996.	S-1	333-86738	4/22/02	10.14
10.19	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated November 20, 1996.	S-1/A	333-86738	12/18/02	10.14.1
10.20	Lease by and between Paul E. Iacono and the Registrant dated April 24, 1997.	S-1	333-86738	4/22/02	10.15
10.21	First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 24, 1997.	S-1/A	333-86738	12/18/02	10.15.1
10.22	Lease by and between Richard K. and Pamela K. Corbett, Robert and Cheryl Rumberger, Connie Duke and the Registrant dated March 12, 1998.	S-1	333-86738	4/22/02	10.16
10.23	First Amendment to Standard Industrial/ Single Tenant Lease — Net by and between Richard K. Corbett and Pamela K. Corbett, Robert Rumberger and Cheryl Rumberger, and the Registrant dated April 30, 2003.	S-1/A	333-86738	5/21/03	10.16.1
10.24	Lease by and between L One and the Registrant dated March 25, 1998.	S-1	333-86738	4/22/02	10.17
10.25	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18
10.26	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.18.1
10.27	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.19
10.28	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.19.1

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.29	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20
10.30	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.20.1
10.31	Third Amended and Restated Loan and Security Agreement by and between Comerica Bank — California and the Registrant dated February 21, 2003.	S-1/A	333-86738	5/07/03	10.29
10.32	Basic Purchase Agreement by and among Infineon Technologies Aktiengesellschaft, Whiteoak Semiconductor Partnership, Promos Technologies Inc. and the Registrant dated July 9, 1999.	S-1/A	333-86738	6/10/03	10.22
10.33	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 19, 2002.	S-1/A	333-86738	5/07/03	10.22.1
10.34	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.22.2
10.35	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated December 10, 2003.	10-K	—	3/22/04	10.35
10.36	Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated June 1, 2000.	S-1/A	333-86738	6/10/03	10.23
10.37	Amendment No. 1 to Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.23.1
10.38	Probecard Purchase Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated November 22, 2000.	S-1/A	333-86738	6/10/03	10.24
10.39	Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated October 31, 2001, Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 10, 2002, and Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 22, 2003.	S-1/A	333-86738	6/10/03	10.24.1

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.40		Intel Corporation Purchase Agreement — Capital Equipment and Services by and between Intel Corporation and the Registrant dated January 8, 2001, and as amended on January 22, 2001, on March 1, 2001, and on April 1, 2001.	S-1/A	333-86738	6/10/03	10.25
10.41		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated May 22, 2002.	S-1/A	333-86738	5/07/03	10.25.1
10.42		Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated June 30, 2002.	S-1	333-109815	10/20/03	10.25.2
10.43		Production and Development Materials and Services Purchase Agreement by and between Harbor Electronics and the Registrant dated April 17, 2002.	S-1/A	333-86738	6/10/03	10.27
10.44		Production and Development Materials and Services Purchase Agreement by and between NTK Technologies and the Registrant dated June 25, 2002.	S-1/A	333-86738	6/10/03	10.28
10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and the Registrant dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and the Registrant dated August 18, 2003.	10-K	—	3/22/04	10.45
21.01		List of the Registrant’s subsidiaries.	S-1	333-86738	4/22/02	21.01
23.01		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.	—	—	—	—	X
24.01		Powers of Attorney	10-K	—	3/22/04	—
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.