Form 10-Q/A
period 2004-03-27
FORMFACTOR INC
filed 2004-11-30
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 2

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

FORMFACTOR, INC.

EXPLANATORY NOTE

          FormFactor is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the three months ended March 27, 2004 filed on May 11, 2004 and amended on July 20, 2004 to amend and restate certain portions of that Form 10-Q/A filed with the Securities and Exchange Commission on July 20, 2004. This Amendment No. 2 presents net income (loss) available to common stockholders and restates FormFactor’s calculation of basic and diluted net income (loss) available to common stockholders per share for the three month period ended March 29, 2003.

          The restatement does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

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

          The adjustment relates to cumulative dividend rights of FormFactor’s redeemable, convertible preferred stock Series B – G and participating dividend rights of FormFactor’s redeemable, convertible preferred stock Series A – G, which were issued in years prior to FormFactor’s initial public offering in June 2003. Such dividend rights impact the calculation of net income (loss) available to common stockholders regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) available to common stockholders per share. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive.

          Please see Note 10 to the Notes to Consolidated Financial Statements contained in this Amendment No. 2 for further information regarding the revisions to FormFactor’s financial results.

          This Amendment No. 2 amends and restates the following items of the filing of the Registrant’s Form 10-Q/A: (i) Part I, Item 1 — Unaudited Condensed Consolidated Financial Statements, (ii) Part I, Item 4 — Controls and Procedures and (iii) Part II, Item 6 — Exhibits.

          All information in FormFactor’s Quarterly Report on Form 10-Q/A for the three months ended March 27, 2004, as amended by this Amendment No. 2, speaks as of the date of the original filing of FormFactor’s Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in Amendment No. 1 or this Amendment No. 2 and except for Exhibits 31.01, 31.02, and 32.01. References to “Annual Report,” “Form 10-K” and “Form 10-K/A” in this Amendment No. 2 refer to FormFactor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended. References to “Amendment No. 1 to FormFactor’s Quarterly Report on Form 10-Q,” “Quarterly Report” and “Form 10-Q” in this Amendment No. 2 refer to FormFactor’s Quarterly Report on Form 10-Q for the three month period ended March 27, 2004, as amended.

          All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in FormFactor’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of FormFactor’s Quarterly Report on Form 10-Q for the three months ended March 27, 2004.

INDEX

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

	As restated	As restated
Revenues	$18,669	$37,118
Cost of revenues	9,800	18,026
Stock-based compensation	138	155

Gross margin	8,731	18,937

Operating expenses:
Research and development(1)	3,525	4,349
Selling, general and administrative(1)	4,013	5,874
Stock-based compensation	636	552

Total operating expenses	8,174	10,775

Operating income	557	8,162
Interest income	162	533
Interest expense	(14)	—
Other expense	(19)	(395)

	129	138

Income before income taxes	686	8,300
Provision for income taxes	(263)	(3,197)

Net income	423	5,103
Preferred stock dividend	(1,318)	—

Net income (loss) available to common stockholders	$(895)	$5,103

Net income (loss) available to common stockholders per share:
Basic	$(0.20)	$0.14
Diluted	$(0.20)	$0.13
Weighted-average number of shares used in per share calculations:
Basic	4,504	37,083
Diluted	4,504	40,231

(1) Amounts exclude stock-based compensation expense, as follows:
Research and development	220	164
Selling, general and administrative	416	388

Total	$636	$552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	December 27,	March 27,
	2003	2004

	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$116,305	$99,232
Marketable securities	62,965	82,520
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and 2004	19,698	26,375
Inventories, net	8,025	8,744
Deferred tax assets	2,825	2,773
Prepaid expenses and other current assets	2,744	2,756

Total current assets	212,562	222,400
Restricted cash	2,550	2,550
Property and equipment, net	20,495	27,374
Deferred tax assets	1,202	1,202
Other assets	356	349

Total assets	$237,165	$253,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$15,334
Accrued liabilities	10,134	8,794
Deferred revenue and customer advances	1,005	1,278

Total current liabilities	21,718	25,406
Deferred revenue and customer advances	433	374

Total liabilities	22,151	25,780

Stockholders’ equity:
Common stock, $0.001 par value	37	38
Additional paid-in capital	226,592	232,892
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation, net	(7,902)	(6,958)
Accumulated other comprehensive income (loss)	(4)	68
Retained earnings (accumulated deficit)	(3,048)	2,055

Total stockholders’ equity	215,014	228,095

Total liabilities and stockholders’ equity	$237,165	$253,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended

	March 29, 2003	March 27, 2004

	As restated	As restated
Cash flows from operating activities:
Net income	$423	$5,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,281	1,380
Stock-based compensation expense	774	707
Deferred tax assets	—	52
Tax benefit from employee stock option plans	—	2,524
Interest income from stockholders’ notes receivable	(58)	—
Provision for doubtful accounts	(50)	—
Provision for excess and obsolete inventories	1,102	656
Loss on disposal of property and equipment	10	—
Changes in assets and liabilities:
Accounts receivable	1,731	(6,678)
Inventories	(1,901)	(1,376)
Prepaid and other current assets	(356)	(3)
Accounts payable	(1,641)	(1,951)
Accrued liabilities	(2,504)	(1,366)
Deferred revenues	(157)	213

Net cash used in operating activities	(1,346)	(739)

Cash flows from investing activities:
Acquisition of property and equipment	(960)	(1,560)
Purchase of marketable securities	(2,810)	(31,060)
Proceeds from maturities of marketable securities	6,030	11,597
Restricted cash	2,835	—
Other assets	10	—

Net cash provided by (used in) investing activities	5,105	(21,023)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	67	4,013
Repayment of notes receivable from stockholders	10	661
Repayment of notes payable	(125)	—

Net cash provided by (used in) financing activities	(48)	4,674

Effect of exchange rate changes on cash and cash equivalents	12	15
Net increase (decrease) in cash and cash equivalents	3,723	(17,073)
Cash and cash equivalents, beginning of the period	26,786	116,305

Cash and cash equivalents, end of the period	$30,509	$99,232

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$—	$6,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Three Months Ended March 27, 2004

Note 1 — Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s annual report on Form 10-K/A Amendment No. 2 for the year ended December 27, 2003 filed with the Securities and Exchange Commission.

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

      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income and net income (loss) available to common stockholders per share would have been changed to the pro-forma amounts as follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	As restated	As restated

	(In thousands, except per share amounts)
Reported net income (See Note 10)	$423	$5,103
Add: Stock-based employee compensation expense included in reported net income available to common stockholders, net of tax	600	531
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,136)	(2,317)

Pro forma net income (loss)	$(113)	$3,317

Net income (loss) available to common stockholders per share:
Basic:
As reported	$(0.20)	$0.14
Pro forma	$(0.32)	$0.09
Diluted:
As reported	$(0.20)	$0.13
Pro forma	$(0.32)	$0.08

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Therefore, the pro forma net income (loss) and pro forma net income per share may not be representative for future periods. The weighted-average assumptions used are as follows:

	Stock Options		ESPP
	Three Months Ended		Three Months
			Ended
	March 29,	March 27,
	2003	2004	March 27, 2004

Dividend yield	—	—	—
Risk-free interest rate	3.03%	2.86%	0.89%
Expected life (in years)	5	5	0.5
Expected volatility	67%	67%	67%

      The weighted-average per share grant date fair value of options granted during the three months ended March 29, 2003 and March 27, 2004 was $5.80 and $6.63, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $7.18 for the three months ended March 27, 2004.

Note 6 — Net Income (Loss) per Share

      Basic net income (loss) available to common stockholders per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. The net income (loss) available to common stockholders is calculated by deducting the cumulative preferred stock dividends, if any, and dividends allocable to participating preferred stockholders, if any, from net income (loss) to determine the net income (loss) available to common stockholders.

      Diluted net income (loss) available to common stockholders per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent the effect is dilutive.

      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) available to common stockholders per share follows:

	Three Months Ended

	March 29,	March 27,
	2003	2004

	As restated	As restated

	(In thousands)
Basic net income (loss) per share (see Note 10)
Numerator:
Net income (loss) available to common stockholders	$(895)	$5,103

Denominator:
Weighted-average common stock outstanding	4,684	37,232
Less weighted-average shares subject to repurchase	(180)	(149)

Weighted-average shares used in computing basic net income (loss) per share	4,504	37,083

Dilutive net income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$(895)	$5,103

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	4,504	37,083
Add stock options, warrants and common stock subject to repurchase	—	3,148

Weighted-average shares used in computing diluted net income (loss) per share	4,504	40,231

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The following options to purchase common stock, warrants and convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	March 29,	March 27,
	2003	2004

	(In thousands)
Options to purchase common stock	5,675	1,112
Warrants	119	—
Convertible preferred stock	23,003	—

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

      Components of accumulated other comprehensive income were as follows:

	Three Months Ended

	March 29, 2003	March 27, 2004

	As restated	As restated

	(In thousands)
Net income	$423	$5,103
Change in unrealized gain on marketable securities	47	92
Foreign currency translation adjustments	(51)	(20)

Comprehensive income	$419	$5,175

      Components of accumulated comprehensive income (loss) were as follows:

	December 27, 2003	March 27, 2004

	(In thousands)
Unrealized gain on marketable securities	$47	$139
Cumulative translation adjustments	(51)	(71)

Accumulated other comprehensive income (loss)	$(4)	$68

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

Note 10 – Restatement of Financial Statements

          The Company is restating its financial results for the three month period ended March 29, 2003 to reflect an adjustment to its calculation of basic and diluted net income (loss) available to common stockholders per share.

          The restatement does not affect the Company’s reported net income, or its balance sheet or cash flow statements for any period.

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

          The adjustment relates to cumulative dividend rights of the Company’s redeemable, convertible preferred stock Series B – G and participating dividend rights of the Company’s redeemable, convertible preferred stock Series A – G, which were issued in years prior to the Company’s initial public offering in June 2003. Such dividend rights impact the calculation of basic and diluted net income (loss) available to common stockholders per share regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) available to common stockholders per share. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive. In conjunction with this restatement, the Company has also revised its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock-based Compensation” to reflect changes to the net income (loss) available to common stockholders and to correct the amounts presented for the stock-based compensation pro forma adjustments for all periods (the net effect of the change in the pro forma adjustments was to decrease the pro forma net income for the three months ended March 29, 2003 and March 27, 2004, by $728,000 and $1,378,000 respectively).

	Three Months Ended
	March 29,	March 29,
	2003	2003
	As reported(1)	As restated
Net income	$423	$423
Preferred stock dividend	—	(1,318)

Net income available to common stockholders	$423	$(895)
Net income (loss) available to common stockholders per share:
Basic	$0.09	$(0.20)
Diluted	$0.01	$(0.20)
Weighted-average number of shares used in per share calculations
Basic	4,539	4,504
Diluted	29,070	4,504

1) Amounts were previously restated in Amendment 1 to the Company’s Form 10-Q filed on July 20, 2004 to reflect adjustments to the amortization schedule of deferred stock-based compensation and the related income taxes for the three months ended March 29, 2003 resulting in a decrease in net income of $276,000 and $0.01 to diluted earnings per share.

Note 11 — Recent Accounting Pronouncements

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

Disclosure Controls and Procedures

      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer initially concluded that as of March 27, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Internal Control over Financial Reporting

      Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting and is a strong indicator that a material weakness in internal control over financial reporting exists. Amendment No. 1 to FormFactor’s Annual Report on Form 10-K restated its financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock-based compensation amortization in cost of revenues. Amendment No. 2 to FormFactor’s Annual Report on Form 10-K presents net income (loss) available to common stockholders and restates its basic and diluted net income (loss) available to common stockholders per share for fiscal years 1999 through 2003 and its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock-based Compensation”, but does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

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

Item 6.  Exhibits

The following exhibits are filed herewith:

Incorporated by Reference
Exhibit					Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.01	Certification of Chief Executive Officer pursuant to 15U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

November 30, 2004

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