Form 10-Q/A
period 2004-06-26
FORMFACTOR INC
filed 2004-11-30
CIK 1039399

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

EXPLANATORY NOTE

          FormFactor is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six month periods ended June 26, 2004 to amend and restate certain portions of its Form 10-Q filed with the Securities and Exchange Commission on August 9, 2004. This Amendment No. 1 presents net income (loss) available to common stockholders and restates FormFactor’s calculation of basic and diluted net income (loss) available to common stockholders per share for the three and six month periods ended June 28, 2003.

          The restatement does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

          FormFactor did not previously reflect the impact of cumulative dividend rights and the participating dividend rights of its redeemable convertible preferred stock in its calculation of net income (loss) available to common stockholders or in its calculation for either basic or diluted net income (loss) available to common stockholders per share, and has adjusted its calculations according to SFAS No. 128 “Earnings Per Share” and EITF Topic No. D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”.

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

          Please see Note 10 to the Notes to Consolidated Financial Statements contained in this Amendment No. 1 for further information regarding the revisions to FormFactor’s financial results.

          This Amendment No. 1 amends and restates the following items of the initial filing of the Registrant’s Form 10-Q: (i) Part I, Item 1 — Unaudited Condensed Consolidated Financial Statements, (ii) Part I, Item 4 — Controls and Procedures and (iii) Part II, Item 6 — Exhibits.

          All information in FormFactor’s Quarterly Report on Form 10-Q for the three and six month periods ended June 26, 2004, as amended by this Amendment No. 1, speaks as of the date of the original filing of FormFactor’s Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.01, 31.02, and 32.01. References to “Annual Report,” “Form 10-K” and “Form 10-K/A” in this Amendment No. 1 refer to FormFactor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended. References to “Quarterly Report” and “Form 10-Q” in this Amendment No. 1, refer to FormFactor’s Quarterly Report on Form 10-Q for the three and six month periods ended June 26, 2004, as amended.

          All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in FormFactor’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of FormFactor’s Quarterly Report on Form 10-Q for the three and six month periods ended June 26, 2004.

FormFactor, Inc.
Form 10-Q/A for the Quarterly Period Ended June 26, 2004
Index

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	As restated		As restated
Revenues	$22,094	$43,154	$40,763	$80,272
Cost of revenues	11,469	20,158	21,269	38,184
Stock-based compensation	150	157	288	312

Gross margin	10,475	22,839	19,206	41,776

Operating expenses:
Research and development (1)	3,831	4,516	7,356	8,865
Selling, general and administrative (1)	4,478	6,862	8,491	12,736
Stock-based compensation	623	564	1,259	1,116

Total operating expenses	8,932	11,942	17,106	22,717

Operating income	1,543	10,897	2,100	19,059

Interest income	174	572	336	1,105
Interest expense	(14)	—	(27)	—
Other expense, net	(29)	(247)	(49)	(642)

	131	325	260	463

Income before income taxes	1,674	11,222	2,360	19,522
Provision for income taxes	(642)	(4,466)	(905)	(7,663)

Net income	1,032	6,756	1,455	11,859
Preferred stock dividend	(1,022)	—	(2,340)	—
Amount allocated to participating preferred stockholders	(10)	—	—	—

Net (loss) income available to common stockholders	$—	$6,756	$(885)	$11,859

Net income (loss) available to common stockholders per share:
Basic	$0.00	$0.18	$(0.12)	$0.32
Diluted	$0.00	$0.17	$(0.12)	$0.29
Weighted-average number of shares used in per share calculations:
Basic	10,858	37,381	7,681	37,308
Diluted	10,858	40,609	7,681	40,388

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	202	226	422	390
Selling, general and administrative	421	338	837	726

Total	$623	$564	$1,259	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 27,	June 26,
	2003	2004
	As restated
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
	As restated
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

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 25, 2004, or for any other period. The balance sheet at December 27, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 27, 2003 included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 27, 2003, filed with the Securities and Exchange Commission.

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

     Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income and net income (loss) available to common stockholders per share would have been changed to the pro-forma amounts as follows:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	As restated	As restated	As restated	As restated
		(In thousands, except per share amounts)
Reported net income (see Note 10)	$1,032	$6,756	$1,455	$11,859
Add: Stock-based employee compensation expense included in reported net income available to common stockholders, net of tax	602	555	1,202	1,086
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,154)	(2,361)	(2,290)	(4,678)

Pro forma net income	$480	$4,950	$367	$8,267

Net income (loss) available to common stockholders per share:
Basic:
As reported	$0.00	$0.18	$(0.12)	$0.32
Pro forma	$(0.05)	$0.13	$(0.26)	$0.22
Diluted:
As reported	$0.00	$0.17	$(0.12)	$0.29
Pro forma	$(0.05)	$0.12	$(0.26)	$0.21

     The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Therefore, the pro forma net income and pro forma net income (loss) per share may not be representative for future periods. The weighted-average assumptions used are as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
Stock Options
Dividend yield	—	—	—	—
Risk-free interest rate	2.70%	3.68%	2.70%	3.43%
Expected life (in years)	5	5	5	5
Expected volatility	67%	67%	67%	67%
ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	—	0.89%	—	0.89%
Expected life (in years)	—	0.5	—	0.5
Expected volatility	—	67%	—	67%

     The weighted-average per share grant date fair value of options granted during the three and six months ended June 28, 2003 was $4.32 and $4.40, and was $8.74 and $8.10 for the three and six months ended June 26, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $7.18 for the three and six months ended June 26, 2004.

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

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) available to common stockholders per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
	As restated		As restated
Basic net income (loss) per share (See Note 10)
Numerator:
Net income (loss) available to common stockholders	$—	$6,756	$(885)	$11,859

Denominator:
Weighted-average common stock outstanding	11,032	37,522	7,858	37,381
Less weighted-average shares subject to repurchase	(174)	(141)	(177)	(73)

Weighted-average shares used in computing basic net income (loss) per share	10,858	37,381	7,681	37,308

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
	As restated		As restated
Diluted net income (loss) per share
Numerator:
Net income (loss) available to common stockholders	$—	$6,756	$(885)	$11,859

Denominator:
Weighted-average shares used in computing basic net income (loss) per share	10,858	37,381	7,681	37,308
Add stock options, warrants and common stock subject to repurchase	—	3,228	—	3,080

Weighted-average shares used in computing diluted net income (loss) per share	10,858	40,609	7,681	40,388

     The following options to purchase common stock, warrants and convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Three Months Ended		Six Months Ended
	June 28,	June 26,	June 28,	June 26,
	2003	2004	2003	2004
		(In thousands)
Options to purchase common stock	6,075	125	6,075	619
Warrants	119	—	119	—
Convertible preferred stock	23,003	—	23,003	—

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

     Components of accumulated other comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2003	June 26, 2004	June 28, 2003	June 26, 2004
	As restated		As restated
Net income	$1,032	$6,756	$1,455	$11,859
Change in unrealized gain (loss) on marketable securities, net of tax	—	(631)	—	(539)

Foreign currency translation adjustments	19	(4)	9	(24)

Comprehensive income	$1,051	$6,121	$1,464	$11,296

     Components of accumulated comprehensive loss were as follows:

	December 27, 2003	June 26, 2004
	(In thousands)
Unrealized gain on marketable securities, net of tax	$47	$(492)
Cumulative translation adjustments	(51)	(75)

Accumulated other comprehensive income (loss)	$(4)	$(567)

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

Note 10 – Restatement of Financial Statement

     The Company is restating its financial results for the three and six month periods ended June 28, 2003 to reflect an adjustment to its calculation of basic and diluted net income (loss) available to common stockholders per share.

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

     The adjustment relates to cumulative dividend rights of the Company’s redeemable, convertible preferred stock Series B – G and participating dividend rights of the Company’s redeemable, convertible preferred stock Series A – G, which were issued in years prior to the Company’s initial public offering in June 2003. Such dividend rights impact the calculation of basic and diluted net income (loss) available to common stockholders per share regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) available to common stockholders per share. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive. In conjunction with this restatement, the Company has also revised its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock Based Compensation to reflect changes to the net income (loss) available to common stockholders and to correct the amounts presented for the stock-based compensation pro forma adjustments for all periods (the net effect of the change in the pro forma adjustments was to decrease the pro forma net income for the three and six months ended June 28, 2003 by $214,000 and $446,000, respectively, and to decrease the pro forma net income for the three and six months ended June 26, 2004 by $492,000 and $1,362,000 respectively).

	Three Months Ended
	June 28, 2003	June 28, 2003
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$1,032	$1,032
Preferred stock dividend	(1,032)	(1,022)
Amount allocated to participating preferred stockholders	—	(10)

Net income available to common stockholders	$—	$—

Net income available to common stockholders per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted-average number of shares used in per share calculations:
Basic	10,894	10,858
Diluted	31,358	10,858

	Six Months Ended
	June 28, 2003	June 28, 2003
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$1,455	$1,455
Preferred stock dividend	(1,455)	(2,340)

Net income (loss) available to common stockholders	$0	$(885)

Net income (loss) per share:
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)
Weighted-average number of shares used in per share calculations:
Basic	7,725	7,681
Diluted	30,169	7,681

1)	As reported in the Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 filed on August 9, 2004 amounts were previously restated to reflect adjustments to the amortization schedule of deferred stock-based compensation and the related income taxes for the three and six month periods ended June 28, 2003 resulting in a decrease in net income of $255,000 and $531,000 and a decrease in diluted net income per share of $0.01 and $0.02.

Note 11 — Recent Accounting Pronouncements

     In March 2004, the EITF issued Statement No. 03-06 “Participating Securities and the Two Class Method” under FAS Statement 128 “Earnings per Share”. EITF Statement No. 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF No. 03-6 had no impact on the Company’s earnings per share (after giving effect to the restatement described above) as the Company had included its redeemable convertible preferred stock as participating securities in prior periods. All of the redeemable convertible preferred stock was converted to common stock in connection with the Company’s IPO in June 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this quarterly report on Form 10-Q, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 26, 2004, FormFactor’s disclosure controls and procedures were effective for ensuring that information required to be disclosed in the reports that FormFactor files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting. This Amendment No. 1 to FormFactor’s Quarterly Report on Form 10-Q restates its financial results for the three months and six months ended June 26, 2004 to reflect the impact of cumulative dividend and participation rights of its redeemable convertible preferred stock in the calculation of its basic and diluted net income (loss) per common share.

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

Internal Control over Financial Reporting

     Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting and is a strong indicator that a material weakness in internal control over financial reporting exists. Amendment No. 1 to FormFactor’s Annual Report on Form 10-K restated its financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock based compensation amortization in cost of revenues. Amendment No. 2 to FormFactor’s Annual Report on Form 10-K presents net income (loss) available to common stockholders and restates its basic and diluted net income (loss) available to common stockholders per share for fiscal years 1999 through 2003 and its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock based Compensation”, but does not affect FormFactor’s reported net income, or its balance sheet or cash flow statements for any period.

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

PART II. OTHER INFORMATION

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