Form 10-Q/A
period 2004-09-25
FORMFACTOR INC
filed 2004-11-30
CIK 1039399

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

EXPLANATORY NOTE

          FormFactor is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine months period ended September 25, 2004 to amend and restate certain portions of its Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004. This Amendment No. 1 presents net income (loss) available to common stockholders and restates FormFactor’s calculation of basic and diluted net income (loss) available to common stockholders per share for the three and nine month periods ended September 27, 2003.

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

          Please see Note 9 to the Notes to Consolidated Financial Statements contained in this Amendment No. 1 for further information regarding the revisions to FormFactor’s financial results.

          This Amendment No. 1 amends and restates the following items of the initial filing of FormFactor’s Form 10-Q: (i) Part I, Item 1 — Unaudited Condensed Consolidated Financial Statements, (ii) Part I, Item 4 — Controls and Procedures and (iii) Part II, Item 6 — Exhibits.

          All information in the FormFactor’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 25, 2004, as amended by this Amendment No. 1, speaks as of the date of the original filing of the FormFactor’s Form 10-Q for such period and does not reflect any subsequent information or events, except as expressly noted in this Amendment No. 1 and except for Exhibits 31.01, 31.02, and 32.01. References to “Annual Report,” “Form 10-K” and “Form 10-K/A” in this Amendment No. 1 refer to FormFactor’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, as amended. References to “Quarterly Report” and “Form 10-Q” in this Amendment No. 1, refer to FormFactor’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 25, 2004, as amended.

          All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in FormFactor’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of FormFactor’s Quarterly Report on Form 10-Q for the three and nine months ended September 25, 2004.

FormFactor, Inc.
Form 10-Q/A for the Quarterly Period Ended September 25, 2004
Index

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
	As restated		As restated

Revenues	$26,076	$51,377	$66,839	$131,649
Cost of revenues	13,213	25,471	34,482	63,655
Stock-based compensation	163	154	451	466

Gross margin	12,700	25,752	31,906	67,528

Operating expenses:
Research and development (1)	3,966	5,555	11,322	14,420
Selling, general and administrative (1)	4,980	7,904	13,471	20,640
Stock-based compensation	638	455	1,897	1,571

Total operating expenses	9,584	13,914	26,690	36,631

Operating income	3,116	11,838	5,216	30,897

Interest income	289	635	625	1,740
Interest expense	(11)	—	(38)	—
Other income (expense), net	242	(156)	193	(798)

	520	479	780	942

Income before income taxes	3,636	12,317	5,996	31,839
Provision for income taxes	(1,395)	(4,820)	(2,300)	(12,483)

Net income	2,241	7,497	3,696	19,356
Preferred stock dividend	—	—	(2,340)	—
Amount allocated to participating preferred stockholders	—	—	(10)	—

Net income available to common stockholders	$2,241	$7,497	$1,346	$19,356

Net income available to common stockholders per share:
Basic	$0.07	$0.20	$0.08	$0.52
Diluted	$0.06	$0.19	$0.06	$0.48
Weighted-average number of shares used in per share calculations:
Basic	34,082	37,632	16,481	37,584
Diluted	37,090	40,499	24,479	40,490

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	235	216	657	606
Selling, general and administrative	403	239	1,240	965

Total	$638	$455	$1,897	$1,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	December 27,	September 25,
	2003	2004
	As restated
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
	As restated
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

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 4 — Stock-Based Compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of the pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company uses the Black-Scholes option pricing model to compute its pro forma net income and pro forma option expense.

     Had compensation cost for the Company’s stock option grants, Employee Stock Purchase Plan to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income and net income (loss) available to common stockholders per share would have been changed to the pro-forma amounts as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
	As restated	As restated	As restated	As restated
		(In thousands, except per share amounts)
Reported net income (see Note 9)	$2,241	$7,497	$3,696	$19,356
Add: Stock-based employee compensation expense included in reported net, net of tax	609	472	1,811	1,558
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,431)	(2,259)	(4,721)	(6,937)

Pro forma net income	$419	$5,710	$786	$13,977

Net income (loss) available to common stockholders per share:
Basic:
As reported	$0.07	$0.20	$0.08	$0.52
Pro forma	$0.01	$0.15	$(0.09)	$0.37
Diluted:
As reported	$0.06	$0.19	$0.06	$0.48
Pro forma	$0.01	$0.14	$(0.09)	$0.35

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

     The weighted-average per share grant date fair value of options granted during the three and nine months ended September 27, 2003 was $11.31 and $7.61, and was $8.73 and $8.43 for the three and nine months ended September 25, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $7.74 for the three and nine months ended September 25, 2004.

Note 5 — Net Income per Share

     Basic net income available to common stockholders per share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding for the period. The net income available to common stockholders is calculated by deducting the cumulative preferred stock dividends, if any, and dividends allocable to participating preferred stockholders, if any, from net income to determine the net income available to common stockholders.

     Diluted net income available to common stockholders per share is computed giving effect in all potential diluted common stock, including options, warrants and common stock subject to repurchase using the treasury stock method and all convertible securities using the if-converted method to the extent the effect is dilutive.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income available to common stockholders per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 25,	Sept. 27,	Sept. 25,
	2003	2004	2003	2004
	As restated		As restated
Basic net income per share (see Note 9)
Numerator:
Net income available to common stockholders	$2,241	$7,497	$1,346	$19,356

Denominator:
Weighted-average common stock outstanding	34,246	37,769	16,654	37,691
Less weighted-average shares subject to repurchase	(164)	(137)	(173)	(107)

Weighted-average shares used in computing basic net income per share	34,082	37,632	16,481	37,584

	Three Months Ended		Nine Months Ended
	Sept. 27,	Sept. 25,	Sept. 27,	Sept. 25,
	2003	2004	2003	2004
	As restated		As restated
Diluted net income per share
Numerator:
Net income available to common stockholders	$2,241	$7,497	$1,346	$19,356
Add preferred dividends for each Series considered dilutive	—	—	117	—

Net income available to common stockholders	$2,241	$7,497	$1,463	$19,356

Denominator:
Weighted-average shares used in computing basic net income per share	34,082	37,632	16,481	37,584
Add stock options, warrants and common stock subject to repurchase	3,008	2,867	2,160	2,906
Add preferred shares for each Series considered dilutive	—	—	5,838	—

Weighted-average shares used in computing diluted net income per share	37,090	40,499	24,479	40,490

     The following options to purchase common stock and convertible preferred stock were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
Options to purchase common stock	586	1,346	773	861
Convertible preferred stock	—	—	17,164	—

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

     Components of accumulated other comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 25,	September 27,	September 25,
	2003	2004	2003	2004
	As restated		As restated
Net income	$2,241	$7,497	$3,696	$19,356
Change in unrealized gain (loss) on marketable securities, net of tax	—	307	—	(232)
Foreign currency translation adjustments	(27)	(15)	(18)	(39)

Comprehensive income	$2,214	$7,789	$3,678	$19,085

     Components of accumulated comprehensive loss were as follows (in thousands):

	December 27,	September 25,
	2003	2004
Unrealized gain on marketable securities, net of tax	$47	$(184)
Cumulative translation adjustments	(51)	(90)

Accumulated other comprehensive loss	$(4)	$(274)

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

Note 9 — Restatement of Financial Statements

     The Company is restating its financial results for the nine month period ended September 27, 2003 to reflect an adjustment to its calculation of basic and diluted net income (loss) available to common stockholders per share.

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

     The adjustment relates to cumulative dividend rights of the Company’s redeemable, convertible preferred stock Series B – G and participating dividend rights of the Company’s redeemable, convertible preferred stock Series A – G, which were issued in years prior to the Company’s initial public offering in June 2003. Such dividend rights impact the calculation of basic and diluted net income (loss) available to common stockholders per share regardless of whether a dividend was declared or paid. The contractual cumulative dividend rights and the participating dividend rights need to be considered in the calculation of basic net income (loss) available to common stockholders per share. For the calculation of diluted net income (loss) available to common stockholders per share, the convertible securities are included using the if-converted method to the extent the effect is dilutive. In conjunction with this restatement, the Company has also revised its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock Based Compensation” to reflect changes to the net income (loss) available to common stockholders and to correct the amounts presented for the stock-based compensation pro forma adjustments for all periods (the net effect of the change in the pro forma adjustments was to decrease the pro forma net income for the three and nine months ended September 27, 2003, by $688,000 and $1,135,000, respectively, and to decrease pro forma net income for the three and nine months ended September 25, 2004 by $391,000 and $1,785,000, respectively).

	Nine Months Ended
	September 27, 2003	September 27, 2003
	As reported(1)	As restated
	(In thousands, except per share amounts)
Net income	$3,696	$3,696
Preferred stock dividend	(2,510)	(2,340)
Amount allocated to participating preferred stockholders	—	(10)

Net income available to common stockholders	$1,186	$1,346
Net income available to common stockholders per share:
Basic	$0.07	$0.08
Diluted	$0.04	$0.06
Weighted-average number of shares used in per share calculations:
Basic	16,629	16,589
Diluted	33,133	24,587

     1) As reported in the Quarterly Report on Form 10-Q for the quarter ended September 25, 2004 as filed on November 9, 2004, amounts were previously restated to reflect adjustments to the amortization schedule of deferred stock-based compensation and the related income taxes for the nine months ended September 27, 2003, resulting in a decrease in net income of $795,000 and diluted earnings per share of $0.10.

Note 10 — Recent Accounting Pronouncements

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

Note 11 — Subsequent Events

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

     In the light of two restatements of previously issued financial statements, as described below, FormFactor’s management, including its Chief Executive Officer, its Chief Financial Officer and its newly appointed President, as well as its Audit Committee, have concluded that a material weakness in internal control over financial reporting exists. Because of the importance of internal control over financial reporting to the effectiveness of a company’s disclosure controls and procedures. FormFactor’s management has concluded that its disclosure controls and procedures are not currently effective. To address the deficiency, FormFactor has taken and expects to take the steps described below.

Internal Control over Financial Reporting

     Pursuant to the Public Company Accounting Oversight Board’s Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, effective June 17, 2004, a restatement is by definition a “significant deficiency” in a company’s internal control over financial reporting and is a strong indicator that a material weakness in internal control over financial reporting exists. Amendment No. 1 to FormFactor’s Annual Report on Form 10-K restated its financial results for fiscal years 2001, 2002 and 2003 to reflect a change in the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering and to reflect a portion of its stock-based compensation amortization in cost of revenues. Amendment No. 2 to FormFactor’s Annual Report on Form 10-K presents net income (loss) available to common stockholders and restates its basic and diluted net income (loss) available to common stockholders per share for fiscal years 1999 through 2003 and its pro forma net income (loss) calculation and the related per share amount disclosures under SFAS No. 123 “Accounting for Stock-based Compensation” but does not affect FormFactor’s reported net income, or its balance sheet or cash flow statement for any period.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated July 23, 2004	10-Q	11/9/04	10.01

10.02*	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated August 18, 2004	10-Q	11/9/04	10.02

31.01	Certification of Chief of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ JENS MEYERHOFF

Jens Meyerhoff
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

November 30, 2004

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01(1)	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated July 23, 2004	10-Q	11/9/04	10.01

10.02*(1)	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated August 18, 2004	10-Q	11/9/04	10.02

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Filed with initial filing of the Form 10-Q on November 9, 2004.