Form 10-K
period 2004-12-25
FORMFACTOR INC
filed 2005-03-14
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2004
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
Common Stock
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant as of December 25, 2004, based on the closing sales price of the registrant’s common stock on June 26, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq National Market, was $635,307,722. Shares of the registrant’s common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 07, 2005 was 37,442,515 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 25, 2004, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FormFactor, Inc.
Form 10-K for the Fiscal Year Ended December 25, 2004
      FormFactor, the FormFactor logo and its product and technology names, including MicroSpring, MicroForce, MicroLign, MOST and TRE, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
      This Annual Report on Form 10-K is for the year ended December 25, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. Information we file with the SEC in the future automatically updates and supersedes information contained in this Annual Report. Throughout this Annual Report, we refer to FormFactor, Inc. and its consolidated subsidiaries as FormFactor, the “Company”, “we”, “us”, and “our”. Our fiscal years end on the last Saturday in December. Our last five fiscal years ended December 30, 2000, December 29, 2001, December 28, 2002, December 27, 2003, and December 25, 2004, respectively.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K of FormFactor, Inc. and its consolidated subsidiaries contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements, among other things, concerning our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate) financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectation and our projections about future events. All forward-looking statements included in this Annual Report are based upon information available to us as of its filing date. 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include and you should carefully consider the risks and uncertainties discussed in the section entitled “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Trends, Risks and Uncertainties,” and elsewhere in this Annual Report.
PART I

Item 1.	Business
      FormFactor designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use the Company’s wafer probe cards to perform wafer probe test on the whole wafer in the front end of the semiconductor manufacturing process. The Company introduced its first wafer probe card based on its MicroSpring interconnect technology in 1995. The Company offers products that are custom designed for semiconductor manufacturers’ unique wafer designs and enable them to reduce their overall cost of test.
      In fiscal 2004, we benefited from semiconductor manufacturers’ ongoing transition to 300mm wafer fabrication facilities and to transitions to new chip designs and architectures. As a result, in fiscal 2004 our revenues grew by 81% and our earnings grew by over 300% as compared to fiscal 2003, demonstrating significant operating leverage for the Company’s business activities. In fiscal 2004, the Company also moved its corporate headquarters to its new campus facility and started the transition of its manufacturing operations. This transition is ongoing and includes the funding and bring-up of a new manufacturing clean room facility. While this transition has resulted in significant start-up costs, in fiscal 2004 we were able to fund these costs from our operating cash flows.
Products
      FormFactor’s products are based on its proprietary technologies, including its MicroSpring interconnect technology and design tools. The Company’s MicroSpring interconnect technology, which includes resilient spring-like contact elements, enables the Company to produce wafer probe cards for applications that require reliability, speed, precision and signal integrity. FormFactor manufactures its MicroSpring contact elements through precision micro-machining and scalable semiconductor-like wafer fabrication processes. The Company’s MicroSpring contacts are springs that optimize the relative amounts of force on, and across, a bond pad during the test process and maintain their shape and position over a range of compression. These characteristics allow FormFactor to achieve reliable, electrical contact on either clean or oxidized surfaces, including bond pads on a wafer. For many device applications, the MicroSpring contacts enable the Company’s wafer probe cards to make hundreds of thousands of touchdowns with minimal maintenance. The

MicroSpring contact can be attached to many surfaces, or substrates, including printed circuit boards, silicon wafers, ceramics and various metalized surfaces.
      Since its original conception, the MicroSpring contact has evolved into a library of spring shapes and technologies. The Company’s designers use this library to design an optimized custom wafer probe card for each application. Since developing this fundamental technology, FormFactor has broadened and refined it to respond to the increasing demands of smaller, faster and more complex semiconductors. The Company continues to invest in research and development activities around its interconnect technology as the Company’s MicroSpring contacts have scaled in size with the evolution of semiconductors.
      FormFactor MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of the Company’s wafer probe cards that come into contact with the chips, and are manufactured using proprietary semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. The Company’s technology allows it to specifically design the geometries of the contact tip in order to ensure the most precise and predictable electrical contact is achieved for a customer’s particular application.
      The Company’s wafer probe cards are custom products that are designed to order for its customers’ unique wafer designs. For certain high parallelism test applications, the Company’s products require large area contact array sizes because they must accommodate over 13,000 simultaneous contacts. This requirement poses fundamental challenges that include the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. FormFactor has developed wafer probe cards that use array sizes ranging from 50 mm x 50 mm up to greater than 160 mm x 160 mm, in combination with complex multi-layer printed circuit boards designed by the Company. The Company’s current DRAM contacting technology allows its products to contact up to 256 DRAM chips in parallel. FormFactor’s current flash contacting technology allows its wafer probe cards to contact up to 796 flash chips in parallel.
      The Company has invested and intends to continue to invest considerable resources in its wafer probe card design tools and processes. These tools and processes enable automated routing and trace length adjustment within the Company’s printed circuit boards and greatly enhance the Company’s ability to rapidly design and lay out complex printed circuit board structures. FormFactor’s proprietary design tools also enable it to design wafer probe cards particularly suited for testing today’s low voltage, high power chips. Low voltage, high frequency chips require superior power supply performance, and the Company’s MicroSpring interconnect technology is used to provide a very low inductance, low resistance electrical path between the power source and the chip under test.
      In July 2004, the Company publicly announced its PH150Stm wafer probe card. The PH150S wafer probe card leverages the Company’s proprietary technologies, including its MicroSpring contact and design technologies and its precision micro machining manufacturing processes, to test 300 mm DRAM or Flash memory wafers in as few as four touchdowns. The PH150S wafer probe card addresses the test issues and expands test capacity of capital equipment by enabling higher test throughput, producing a lower total cost of test for memory manufacturers.
      Because FormFactor customers typically use the Company’s wafer probe cards in a wide range of operating temperatures, as opposed to conducting wafer probe test at one predetermined temperature, the Company has designed thermal compensation characteristics into its products. The Company selects its wafer probe card materials after careful consideration of the potential range of test operating temperatures and designs its wafer probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, FormFactor wafer probe cards generally are able to accurately probe over a large range of operating temperatures. This feature enables the Company’s customers to use the same wafer probe card for both low and high temperature testing without a loss of performance. In addition, for those testing situations that require positional accuracy at a specific temperature, the Company has designed wafer probe cards optimized for testing at such temperatures.
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
      In fiscal 2004, sales to four customers accounted for 64.8% of the Company’s revenues. In fiscal 2003, sales to four customers accounted for 66.2% of the Company’s revenues. In fiscal 2002, sales to three customers accounted for approximately 67.9% of the Company’s revenues.
      The customers accounting for these revenues were as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Intel Corporation	14.5%	30.1%	26.9%
Spirox Corporation	20.0%	13.4%	20.9%
Elpida	18.7%	12.4%	*
Infineon Technologies AG	11.6%	10.3%	20.1%

*	Less than 10% of revenues.
      Except as identified above, no customer accounted for more than 10% of the Company’s revenues during any of the last three fiscal years.
Manufacturing
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
      In 2004 the Company started transitioning its manufacturing operations to its new campus facility. Once the Company completes the bring-up of its new manufacturing facility and any required third party qualification requirements, the new facility is expected to increase the efficiency of the Company’s manufacturing operations.
      FormFactor depends upon suppliers for some critical components of its manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in its manufacturing processes. Some of these components and materials are supplied by a single vendor. Generally, the Company relies on purchase orders rather than long-term contracts with its suppliers, which subjects the Company to risks including price increases and component shortages. Management continues to evaluate alternative sources of supply for these components and for materials.
      FormFactor maintains a repair and service capability in Livermore, California. The Company provides service and maintenance capabilities in its service center in Seoul, South Korea. The Company also has a repair and service center in Dresden, Germany and Tokyo, Japan.
Research, Development and Engineering
      The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. Management believes that the Company’s continued commitment to research and development and timely introduction of new and enhanced wafer probe test solutions and other technologies related to its MicroSpring interconnect technology is integral to maintaining its competitive position. FormFactor has and is continuing to invest considerable time and resources in creating structured processes for undertaking, tracking and completing the Company’s development projects, and plans to implement those developments into new product or technology offerings. The Company expects to continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in the Company’s research and development activities.
      FormFactor has historically devoted on average approximately 15% of its revenues to research and development programs. Research and development expenses were $19.8 million for fiscal 2004, $15.6 million for fiscal 2003 and $14.6 million for fiscal 2002.
      The Company’s research and development and product engineering activities are directed by individuals with significant expertise and industry experience. As of December 25, 2004, the Company had 91 employees in research and development.
Sales and Marketing
      FormFactor sells its products utilizing a proprietary sales model that emphasizes the customer’s total cost of ownership as it relates to the costs of test. With this sales model, the Company strives to demonstrate how test costs can be reduced by simulating the customer’s test floor environment, including testers and probers, utilizing its products and comparing the overall cost of test to that of conventional wafer probe cards.
      The Company sells its products worldwide primarily through its direct sales force, a distributor and independent sales representatives. As of December 25, 2004, FormFactor had 13 sales professionals. In North America, the Company sells its products through its direct sales force. In Europe, the Company’s local sales team works with independent sales representatives. In South Korea, the Company sells its products through its direct sales force. In Taiwan, China and Singapore, FormFactor sells through Spirox Corporation, the Company’s regional distributor. In Japan, the Company sells its products through its Tokyo-based direct sales force.
      The Company’s marketing staff, located in Livermore, California and Tokyo, Japan, works closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to its customers.
      FormFactor also utilizes a highly skilled team of field application engineers that support the Company’s customers as they integrate the Company’s products into their manufacturing processes. Through this process, the Company develops a close understanding of product and customer requirements, accelerating its customers’ production ramps.
Environmental Matters
      FormFactor is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply to FormFactor. In late 2003 and early 2004 FormFactor received notices from the California Department of Toxic Substances Control and the Bay Area Air Quality Management District regarding violations of certain environmental regulations. FormFactor promptly took appropriate steps to address all of the violations noted, believes that all such violations were addressed, and sent correspondence to the agencies confirming such corrective steps. In 2003, the Company resolved a Notice of Violation from the Bay Area Air Quality Management District through its corrective action and a payment of $2,100. In 2004, the Company resolved a Notice of Violation from the California Department of Toxic Substances Control through its corrective action and payment in the amount of $7,750, resolved a Notice of Violation from the Bay Area Air Quality Management District through its corrective action and payment in the amount of $1,000, and resolved a Citation and Notification of Penalty from the California Division of Occupational Safety and Health through its corrective action and payment in the amount of $150. In February and April 2004, the Company received a total of four notices from the City of Livermore Water Resources Division regarding violations of Applicable Discharge Limits in relation to certain of its Wastewater

Discharge/ Chemical Storage permits. In March 2004, the Company reported to appropriate authorities release of a fuel/water mixture resulting in a Notice of Violation from the City of Livermore Water Resources Division. The Company believes it instituted appropriate corrective actions in all cases. Notwithstanding the Company’s corrective action, the Notices of Violation remain unresolved and the Company may be subject to a penalty or additional enforcement actions based thereupon. In August 2004, the Company reported to the appropriate authorities overflow of wastewater. The Company has not yet received any formal notices from an agency or governmental authority regarding any potential violation or notice of violation; and the matter, to date, remains unresolved.
      In the future, the Company may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements also could harm the Company’s operating results.
Competition
      The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Current and potential competitors in the wafer probe card market include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., Phicom Corporation, SCS Hightech, Inc., and Tokyo Electron Ltd., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the Company’s industry include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.
      Some of FormFactor’s competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and needle probe cards, and may have greater financial and other resources than the Company does. The Company expects that its competitors will enhance their current wafer probe products and may introduce new products that will be competitive with FormFactor’s wafer probe cards. In addition, new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of the Company’s wafer probe cards.
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
      As of December 25, 2004, the Company had 266 issued patents, of which 142 are United States patents and 124 are foreign patents. The expiration dates of these patents range from 2013 to 2023. FormFactor’s issued patents cover the Company’s core interconnect technology, as well as some of its inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 25, 2004, FormFactor had 329 patent applications pending worldwide, including 113 United States applications, 200 foreign national or regional stage applications and 16 Patent Cooperation Treaty applications. The Company cannot predict whether its current patent applications, or any future patent applications that the Company may file, will result in a patent being issued with the scope of the claims FormFactor seeks, or at all, or whether any patents that the Company may receive will be challenged or invalidated. Even if additional patents are issued, FormFactor’s patents might not provide sufficiently broad coverage to protect its proprietary rights or to avoid a third party claim against one or more of its products or technologies.
      FormFactor has both registered and unregistered trademarks, including FormFactor, MicroSpring, MicroForce, MicroLign, MOST, PH150S, S200, TRE and the FormFactor logo.
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
      FormFactor has invested significant time and resources in its technology, and as a part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology, the Company will be required to enforce its intellectual property rights against any infringing third parties. In February 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to FormFactor, and is seeking injunctive relief. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue. In November 2004, the Korean Intellectual Property Office dismissed Phicom’s challenges against three of the patents-at-issue, but did not rule on the fourth. Phicom has appealed the dismissals of the challenges.
      On March 4, 2005, the Company filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of FormFactor’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. As of the date of this Annual Report, Phicom had not responded to this complaint.
      Other third parties have initiated challenges in foreign patent offices against other Company patents. While the Company does not have a monetary damages exposure in these various invalidity proceedings, it is possible the Company will incur material expenses in defending its intellectual property at issue. Litigation may be necessary to defend against claims of infringement or invalidity, to determine the validity and scope of the Company’s proprietary rights or those of others, to enforce the Company’s intellectual property rights or to protect its trade secrets. If FormFactor threatens or initiates litigation, the Company may be subject to claims by third parties against which it must defend. Intellectual property litigation, whether or not resolved in the Company’s favor, is expensive and time-consuming and could divert management’s attention from running FormFactor’s business. If an infringement claim against the Company resulted in an adverse ruling, FormFactor could be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or obtain a license to the technology. Management cannot predict whether a license agreement would be available, or whether the terms and conditions would be acceptable to the Company. In addition, many of FormFactor customer contracts contain provisions that require the Company to indemnify its customers for third party intellectual property infringement claims, which would increase the cost to FormFactor of an adverse ruling in such a claim. An adverse determination could also prevent the Company from licensing its technologies and methods to others.
Employees
      As of December 25, 2004, FormFactor had 485 full-time employees, including 91 in research and development, 52 in sales and marketing, 38 in general and administrative functions, and 304 in operations. By region, 447 of the Company’s employees were in North America, 22 in Japan, 11 in South Korea and 5 in Europe. No employees are currently covered by a collective bargaining agreement. The Company believes that its relations with its employees is good.
Available Information
      Our Internet website is located at http://www.formfactor.com. Please note that information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
      The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Item 1A:	Our Executive Officers
      The names of the Company’s executive officers, their ages as of December  25, 2004 and their positions with FormFactor are set forth below.

Name	Age	Position

Dr. Igor Y. Khandros	50	Chief Executive Officer and Director
Joseph R. Bronson	56	President, Member of the Office of the Chief Executive Officer and Director
Jens Meyerhoff	40	Chief Operating Officer and Chief Financial Officer
Benjamin N. Eldridge	45	Senior Vice President of Development and Chief Technical Officer
Yoshikazu Hatsukano	65	Senior Vice President of Asia-Pacific Operations and President of FormFactor K.K.
Peter B. Mathews	42	Senior Vice President of Worldwide Sales
Stuart L. Merkadeau	43	Senior Vice President, General Counsel and Secretary
Richard Mittermaier	42	Principal Accounting Officer
      Dr. Igor Y. Khandros founded FormFactor in April 1993. Dr. Khandros has served as the Company’s President and Chief Executive Officer and as Director since April 1993. He also served as President from April 1993 to November 2004. From 1990 to 1992, Dr. Khandros served as the Vice President of Development of Tessera, Inc., a provider of chip scale packaging technology that he co-founded. From 1986 to 1990, he was employed at the Yorktown Research Center of IBM Corporation as a member of the technical staff and a manager. From 1979 to 1985, Dr. Khandros was employed at ABEX Corporation, a casting foundry and composite parts producer, as a research metallurgist and a manager, and he was an engineer from 1977 to 1978 at the Institute of Casting Research in Kiev, Russia. Dr. Khandros holds a M.S. equivalent degree in metallurgical engineering from Kiev Polytechnic Institute in Kiev, Russia, and a Ph.D. in metallurgy from Stevens Institute of Technology.
      Joseph R. Bronson has served as our President and a member of the Office of the Chief Executive Officer since November 2004. Mr. Bronson has also served as a Director since April 2002. He was an executive Vice President of Applied Materials, Inc., a manufacturer of semiconductor wafer fabrication equipment from December 2000 to October 2004, and a member of the Office of the President and the Chief Financial Officer of Applied Materials from January 1998 to October 2004. Mr. Bronson served as a Senior Vice President and as the Chief Administrative Officer of Applied Materials from January 1998 to December 2002, and as a Group Vice President of Applied Materials from April 1994 to January 1998. Mr. Bronson serves on the Board of Directors of two publicly traded companies, Jacob Engineering Group Inc. and Advanced Energy Industries, Inc. Mr. Bronson is a Certified Public Accountant and holds a B.S. in accounting from Fairfield University and a M.B.A. from the University of Connecticut.
      Benjamin N. Eldridge has served as the Company’s Senior Vice President of Development and Chief Technical Officer since September 2000. Mr. Eldridge also served as the Company’s Vice President of Development from June 1997 to September 2000, as the Company’s Director of Development from June 1995 to June 1997 and as the Company’s Manager of Development Engineering from November 1994 to May 1995. From 1984 to October 1994, he was employed at the TJ Watson Research Center of IBM Corporation, where he held various engineering positions in the Physical Sciences and Computer Science departments. Mr. Eldridge holds a B.S. in electrical engineering from Union College and a M.S. in physics from Rensselaer Polytechnic Institute.
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
      Peter B. Mathews has served as the Company’s Senior Vice President of Worldwide Sales since October 2003. Mr. Mathews served as the Company’s Vice President of Worldwide Sales from April 1999 to September 2003, and as the Company’s Director, Worldwide Sales and Business Development from March 1997 to April 1999. From May 1992 to March 1997, Mr. Mathews was employed at MicroModule Systems, a manufacturer of multichip modules and interconnect test products, where he most recently held the position of Director of Marketing and Business Development. From 1989 to May 1992, he served as the U.S. Sales Manager for the Advanced Packaging Systems Division of Raychem Corporation, a component manufacturer for electronic and energy applications that was acquired by Tyco Electronics Ltd. Mr. Mathews holds a B.S. in chemical engineering from Cornell University.
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
      Jens Meyerhoff has served as the Company’s Chief Operating Officer since April 2004 and as the Company’s Chief Financial Officer since August 2000. He served as the Senior Vice President of Operations from January 2003 to April 2004. He served as a Senior Vice President from August 2000 to January 2003, and as the Company’s Secretary from April 2002 to October 2002. From March 1998 to August 2000, Mr. Meyerhoff served as the Chief Financial Officer and the Senior Vice President, Materials at Siliconix

Incorporated, a manufacturer of power and analog semiconductor products. From 1991 to February 1998, Mr. Meyerhoff was employed in various corporate controller and financial positions with the North American subsidiaries as well as the German headquarters of Daimler-Benz AG. Mr. Meyerhoff holds a German Wirtschaftsinformatiker degree, which is the equivalent of a finance and information technology degree, from Daimler-Benz’s Executive Training program.
      Richard Mittermaier has served as the Company’s Principal Accounting Officer and Director of Accounting since November 2004. He joined the Company in November 2000 as Senior Accounting Manager and has 10 years of accounting-related experience in the United States and, prior to that, 5 years of accounting-related experience with Daimler Benz AG in Germany. Mr. Mittermaier will transition from his interim role as the Company’s Principal Accounting Officer when Ronald C. Foster assumes his role as the Company’s dedicated Chief Financial Officer and Principal Accounting Officer in March 2005.

Item 2:	Properties
      FormFactor’s corporate headquarters is located in Livermore, California and includes administrative, manufacturing, engineering, and research and development facilities. The Company leases its corporate headquarters. In addition, FormFactor also leases office, repair and service, and/or research and development space internationally. FormFactor’s started moving operations to a new facility in Livermore, California in the fourth quarter of 2004. The new facility is comprised of a campus of four buildings totaling approximately 131,000 square feet. The Company presently leases all or part of these four buildings. The leases expire at various times through 2012. We believe that our existing and planned facilities are suitable for our current needs.
      Information concerning FormFactor’s principal properties as of December  25, 2004 is set forth below:

		Square
Location	Principal Use	Footage	Ownership

Livermore, CA	Corporate headquarters, product design,	278,597	Leased
(includes the new facility and all other Livermore, CA space)	manufacturing, engineering, distribution, research and development
Tokyo, Japan	Sales office, marketing, research and development, product design and field service	8,891	Leased
Seoul, Korea	Sales office, product design, field service, service and repair center	7,608	Leased
Dresden, Germany	Service and repair center	755	Leased
Munich, Germany	Sales office	162	Leased

Item 3:	Legal Proceedings
      From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of this Annual Report, the Company was not involved in any material legal proceedings, other than as set forth below.
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

      On or about March 19, 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue. The Korean Intellectual Property Office has dismissed Phicom’s challenges against three of the patents-at-issue, and has not ruled on the fourth. Phicom has appealed the dismissals of the challenges.
      On March 4, 2005, the Company filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated FormFactor proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. As of the date of this Annual Report, Phicom had not yet responded to this complaint.
      The Company could incur material expenses in these litigations.

Item 4:	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      The Common Stock of FormFactor has been listed on the Nasdaq National Market under the symbol “FORM” since June 12, 2003. Prior to this time, there was no public market for FormFactor’s Common Stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq National Market for the periods indicated.

Fiscal Year 2004	High	Low

First Quarter	$21.90	$17.61
Second Quarter	22.52	17.22
Third Quarter	22.45	16.36
Fourth Quarter	28.51	18.80

Fiscal Year 2003	High	Low

Second Quarter (from June 12, 2003)	$21.00	$16.21
Third Quarter	23.07	17.00
Fourth Quarter	27.69	17.55
      As of March 7, 2005, there were approximately 168 registered holders of record of the Company’s Common Stock.
Dividend Policy
      FormFactor has never declared or paid cash dividends on its common stock. Because of certain features of our preferred stock outstanding prior to our initial public offering in June 2003, we were required to record non-cash dividends on the preferred stock. FormFactor currently expects to retain all available funds and any future earnings for use in the operation and development of its business. Accordingly, FormFactor does not anticipate declaring or paying cash dividends on its common stock in the foreseeable future.

Use of Initial Public Offering Proceeds
      The Securities and Exchange Commission declared FormFactor’s first registration statement, which it filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Through this registration statement, FormFactor registered 6,505,305 shares on its behalf and 394,695 shares on behalf of certain stockholders of FormFactor. All of the shares of FormFactor’s common stock that it registered were sold for an aggregate public offering price of $96.6 million. The net proceeds to the Company after paying underwriting discounts and commissions and offering costs was approximately $82.0 million. In addition, the selling stockholders paid approximately $2.7 million to FormFactor from their net proceeds in the offering to repay loans FormFactor had made to them. As of December 25, 2004, the Company invested the net proceeds of the offering in short-term investment-grade, interest bearing instruments.

Item 6:	Selected Financial Data
      The following selected consolidated financial data are derived from FormFactor’s consolidated financial statements. This data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Dec. 30,	Dec. 29,	Dec. 28,	Dec. 27,	Dec. 25,
	2000	2001	2002	2003	2004

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$56,406	$73,433	$78,684	$98,302	$177,762
Cost of revenues	28,243	38,385	39,456	49,929	90,159
Stock-based compensation	—	73	426	612	626

Gross margin	28,163	34,975	38,802	47,761	86,977
Operating expenses:
Research and development	11,995	14,619	14,592	15,569	19,813
Selling, general and administrative	15,434	18,500	17,005	19,044	29,018
Stock-based compensation	259	601	2,039	2,550	2,033
Restructuring charges	—	1,380	—	—	—

Total operating expenses	27,688	35,100	33,636	37,163	50,864

Operating income (loss)	475	(125)	5,166	10,598	36,113
Interest and other income (expense), net	1,719	477	642	1,566	2,950

Income before income taxes	2,194	352	5,808	12,164	39,063
Benefit (provision) for income taxes	(115)	(307)	3,558	(4,649)	(13,885)

Net income	2,079	45	9,366	7,515	25,178
Preferred stock dividend	(3,988)	(4,830)	(5,272)	(2,340)	—
Amount allocated to participating preferred stockholders	—	—	(3,479)	(10)	—

Net income (loss) available to common stockholders	$(1,909)	$(4,785)	$615	$5,165	$25,178

Net income (loss) per share available to common stockholders:
Basic	$(0.57)	$(1.19)	$0.14	$0.25	$0.67
Diluted	$(0.57)	$(1.19)	$0.10	$0.19	$0.63
Weighted-average number of shares used in per share calculations:
Basic	3,370	4,032	4,413	21,012	37,647
Diluted	3,370	4,032	5,906	29,280	40,054
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and restricted cash	$16,897	$27,576	$37,178	$181,820	$193,733
Working capital	23,391	31,074	40,641	190,844	205,105
Total assets	47,499	62,264	77,955	239,236	302,566
Long-term debt, less current portion	521	1,167	625	—	—
Redeemable convertible preferred stock and warrants	55,129	65,201	65,201	—	—
Deferred stock based compensation, net	(184)	(4,051)	(10,782)	(7,902)	(5,413)
Total stockholders’ equity (deficit)	(18,586)	(17,582)	(4,604)	215,014	265,175

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
      We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole semiconductor wafer in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California.
      We operate in a single industry segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards, and, to date we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.
      We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry’s first memory wafer probe card capable of testing up to 32 devices in parallel. Our revenues increased from $1.1 million in fiscal 1995 to $177.8 million in fiscal 2004. Management focuses on various external measures that impact our performance, including for example, semiconductor manufacturer technology transitions, semiconductor manufacturing wafer fabrication facility expansions; semiconductor device architecture changes and implementations, and new market developments.
      We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to severe fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs, that our customers develop, the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.
      The majority of our sales are directly to semiconductor manufacturers. In fiscal 2004, sales to four customers accounted for 64.8% of the Company’s revenues. Because the semiconductor industry is a relatively concentrated industry, we believe that sales to a limited number of customers will continue to account for a substantial part of our business. We generally have limited backlog and therefore we rely upon orders that are booked and shipped in the same quarter for a majority of our revenues. Our backlog increased from $25.3 million at December 27, 2003 to $32.9 million at December 25, 2004. We manufacture our wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. In addition to direct sales we also have significant sales to our distributor in Taiwan. Sales to our distributor were 20.0% of revenues in fiscal 2004. Sales to our distributor were 13.4% of revenues in fiscal 2003 and 22.6% of revenues in fiscal 2002. We sold our products in Japan through a distributor until March 31, 2002, when we began to sell directly in Japan. Currently, we have one distributor, Spirox Corporation, which serves Taiwan, Singapore and China. We also have the ability to sell our products directly to customers in that region.
      We believe the following information is key to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition:
      Fiscal Year. Our fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 had 52 weeks each.
      Revenues. We derive our revenues from product sales, license and development fees and royalties. Wafer probe card sales accounted for 99.9% of our revenues in fiscal 2004, 99.8% of our revenues in fiscal 2003 and 99.9% of our revenues in fiscal 2002. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.
      Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source suppliers. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory reserves or write-offs of inventory as cost of revenues.
      We design, manufacture and sell a fully custom product into a market that is subject to significant cyclicality and demand fluctuations. Wafer probe cards are complex products, custom to every specific chip design and have to be delivered on lead-times of most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Wafer probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of our actual demand. Inventory valuation adjustments for these factors are considered a normal component of cost of revenues.
      Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred. We devoted 11.2%, 15.8% and 18.5% of our revenues to research and development programs in fiscal 2004, 2003 and 2002, respectively. We plan to continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications.
      Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing and sales activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future operations, as well as from the additional costs of being a publicly traded company including compliance with Sarbanes-Oxley. As revenues increase, we expect selling, general and administrative expenses to decline as a percentage of revenues.
      Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. In addition, we recorded an aggregate of $1.0 million in deferred stock-based compensation in fiscal 2004 related to the issuance of restricted stock. As of December 25, 2004, we had an aggregate of $5.4 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance would be amortized, absent adoption of FASB 123R, as follows:

$2.8 million during fiscal 2005; $1.7 million during fiscal 2006; $831,000 during fiscal 2007. We are amortizing this deferred stock-based compensation on a straight-line basis over the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.
      Provision for Income Taxes. On October 22, 2004, President Bush signed the American Jobs Creation Act (“the Act”) into law. The Act contains provisions that might affect our future effective tax rate. Among other things, the Act will provide a one-time dividends received deduction for certain foreign earnings repatriated during a one-year period and the replacement of the current extraterritorial income exclusion with a deduction with respect to income of certain U.S. manufacturing activities. The provisions of the Act do not impact the fiscal year 2004 financial statements under current accounting rules. While we are currently evaluating the future impact of the Act, we do not anticipate the impact from the provision of a one-time dividends received deduction on the 2005 effective tax rate would be material due to immaterial accumulated amount of foreign earnings. We are currently evaluating the impact from the provision of U.S. manufacturing activities on the 2005 effective tax rate.
Critical Accounting Policies and Estimates
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, assumptions and estimates that affect the amounts reported. Note 2 of our Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of our consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies. A critical accounting policy is defined as a policy that is both material to the presentation of our consolidated financial statements and requires management to apply judgments that could have a material effect on our financial condition and results of operations.
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to allowance for doubtful receivables, inventories, investments, income taxes, warranty obligations, contingencies, litigation and accrual for other liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. For excess component costs, the estimates are dependent on our expected use of such components and the size of the minimum order quantity imposed by the vendor in relation to our inventory requirements. Because this can vary in each situation, actual results may differ from these estimates under different assumptions or conditions.
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

      We believe that the following are critical accounting policies:
      Revenue Recognition. We recognize revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” which supersedes SAB 101. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (2) and (4) are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for those transactions could be deferred and revenue recognized for current reporting periods could be adversely affected.
      Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending upon the terms of sale and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors until the distributor confirms an order from its customer. Revenues from licensing of our design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.
      Warranty Reserve. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, the estimated warranty period, which is generally 9 to 18 months, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.
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
      Inventory Reserve. We state our inventories at the lower of cost, computed on a first in, first out basis, or market. We record inventory reserve for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Inventory reserves once established are not reversed until the related inventory has been scrapped or sold.
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
      Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets. Our net long-lived assets as of December 25, 2004 and December 27, 2003, included property and equipment of $59.4 million and $22.6 million, respectively.
      Accounting for Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.
      As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of taxable income and the period over which our deferred tax assets would be recoverable. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period.
      In fiscal 2002, we released our valuation allowance because, based upon our recurring level of profitability, we believed that it was more likely than not that we would be able to utilize our deferred tax assets before they expired. In fiscal 2003 and 2004, given our increasing levels of profitability, we concluded that it is more likely than not that we will be able to utilize our deferred tax assets before they expire.
      We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between tax provision and tax return may occur and such adjustments are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.
      The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonable foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Results of Operations
      The following table presents our historical operating results for the periods indicated as a percentage of revenues:

	Fiscal Year Ended

	Dec. 28,	Dec. 27,	Dec. 25,
	2002	2003	2004

Revenues	100.0%	100.0%	100.0%
Cost of revenues	50.1	50.8	50.7
Stock-based compensation	0.5	0.6	0.4

Gross margin	49.4	48.6	48.9
Operating expenses:
Research and development	18.5	15.8	11.2
Selling, general and administrative	21.6	19.4	16.3
Stock-based compensation	2.6	2.6	1.1

Total operating expenses	42.7	37.8	28.6

Operating income	6.7	10.8	20.3
Interest and other income, net	0.8	1.6	1.7

Income before income taxes	7.5	12.4	22.0
Benefit (provision) for income taxes	4.5	(4.7)	(7.8)

Net income	12.0	7.7	14.2

Preferred stock dividend	(6.7)	(2.4)	—
Amount allocated to participating preferred stockholders	(4.4)	—	—

Net income available to common stockholders	0.9%	5.3%	14.2%

Fiscal Years Ended December 25, 2004 and December 27, 2003
      Revenues. Revenues for fiscal 2004 were $177.8 million compared with $98.3 million for fiscal 2003, an increase of $79.5 million, or 80.9%. The $79.5 million increase was due primarily to an increase of $62.3 million in revenues from DRAM manufacturers, an increase of $20.9 million from manufacturers of flash memory devices and an increase of $613,000 in other revenues and a decrease of $4.3 million in revenues from manufacturers of flip chip devices. Revenues continued to grow across all regions as conventional probe cards continue to be replaced by advanced wafer test technologies and more test was performed at the wafer level. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers overall capacity expansion. New applications like mobile RAM, the transition to 110 nanometer technologies, as well as design wins in Flash memory contributed to the overall growth in revenues.
      Revenues for the fourth quarter of 2004 were negatively impacted by approximately $5.0 million due to a severe decline in our production yields caused by contamination of our existing wafer production line at our old production facility.
      The majority of revenues for fiscal 2004 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $122.6 million, or 69.0% of revenues for fiscal 2004 compared to $60.3 million, or 61.3% of revenues, for fiscal 2003. The increase was primarily due to a general increase in customer bit production volume as well as the continued execution of major DRAM transitions to 110 and sub 110 nanometer technology, 512 megabit density, 300mm capacity ramps, DDR II architecture and mobile RAM applications.
      Revenues generated from sales to flash memory device manufacturers increased from $18.1 million for fiscal 2003 to $39.0 million for fiscal 2004. The increase was driven by strong bit growth and the demand for high parallelism flash memory test products as well as the continued ramp in 300mm capacity. We do not currently expect to continue to realize a 100% growth rate in future fiscal years.
      Revenues from manufacturers of flip chip logic devices decreased to $14.5 million for fiscal 2004 from $18.8 million for fiscal 2003 due to design and mix shift at our customers as well as our continued capacity constraints during 2004.
      Revenues by geographic region for fiscal 2004 as a percentage of revenues were 35.8% in North America, 13.3% in Europe, 25.5% in Japan and 25.4% in Asia Pacific. Revenues by geographic region for fiscal 2003 as a percentage of revenues were 50.1% in North America, 10.3% in Europe, 20.1% in Japan and 19.5% in Asia Pacific. The increase in the percentage of revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The decrease in the percentage for revenues in North America was primarily due to the decrease in sales to manufacturers for flip chip logic devices.
      The following customers accounted for more than 10% of our revenues for fiscal 2004 or fiscal 2003:

	Fiscal 2004	Fiscal 2003

Intel Corporation	14.5%	30.1%
Spirox Corporation	20.0%	13.4%
Elpida	18.7%	12.4%
Infineon Technologies AG	11.6%	10.3%
      Gross Margin. Gross margin as a percentage of revenues was 48.9% for fiscal 2004 compared with 48.6% for fiscal 2003. Gross margin remained stable due to higher revenues despite $5.0 million of start up costs for our new factory. Gross margin was negatively impacted by approximately 1.1% due a severe decline in our wafer yields caused by contamination in our existing production line at our old production facility during the fourth quarter. We will continue to incur startup expenses relating to our new factory in 2005, including non-recurring personnel and material expenses required for the new site ramp and qualification as well as redundancy costs for maintaining two production sites in parallel.
      Research and Development. Research and development expenses increased to $19.8 million, or 11.2% of revenues, for fiscal 2004 compared to $15.6 million, or 15.8% of revenues, for fiscal 2003. The increase in absolute dollars was mainly due to an increase of approximately $2.3 million in personnel costs and an increase of approximately $1.9 million in development program materials and related costs. During fiscal 2004, we continued our development of next generation parallelism products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are currently building a dedicated research and development line as part of our new site project, as we believe it is critical to continue to make significant investments in research and development.
      Selling, General and Administrative. Selling, general and administrative expenses were $29.0 million for fiscal 2004, or 16.3% of revenues, compared to $19.0 million, or 19.4% of revenues, for fiscal 2003. The increase in absolute dollars was mainly due to an increase of approximately $4.2 million in personnel related expenses, an increase of $547,000 in commissions to our sales representatives driven by the increase in revenues and an increase of $3.4 million in outside professional services that primarily related to patent litigation and Sarbanes–Oxley Act of 2002 compliance expenses.
      Interest and Other Income (Expense), Net. Interest and other income (expense), net was $2.9 million for fiscal 2004 compared with $1.6 million for fiscal 2003. We generated greater interest income in 2004 resulting from a larger cash, cash equivalents and marketable securities balance throughout fiscal 2004 as a result of the completion of our initial public offering and follow-on public offering in 2003, partially offset by approximately $270,000 in foreign currency losses. In addition, we recognized a gain contingency relating to a cash refund of consumption tax paid in Japan of approximately $1.0 million.
      Benefit (Provision) for Income Taxes. Provision for income taxes was $13.9 million for fiscal 2004 compared to $4.6 million for 2003. The higher income tax expense for 2004 was primarily due to an increase of consolidated pretax earnings from $12.1 million for 2003 to $39.1 million for 2004. Our annual effective tax rate for 2004 was 35.5% compared to 38.2% for 2003. The decrease in our 2004 effective tax rate was primarily due to our shifting investments from taxable to tax-exempt interest-bearing securities beginning in fiscal 2004 and a decrease in our nondeductible stock-based compensation expense in fiscal 2004.

Fiscal Years Ended December 27, 2003 and December 28, 2002
      Revenues. Revenues for fiscal 2003 were $98.3 million compared to $78.7 million for fiscal 2002, an increase of $19.6 million, or 24.9%. The $19.6 million increase was due primarily to an increase of $5.5 million in revenues from DRAM manufacturers, an increase of $8.9 million from manufacturers of flash memory devices, an increase of $5.1 million in revenues from a manufacturer of chipsets and an increase of $200,000 in other revenues.
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
      Revenues from manufacturers of microprocessor and other flip chip devices increased to $18.8 million for fiscal 2003 from $13.7 million for fiscal 2002. Revenues for fiscal 2003 benefited from new product introductions, such as our 175 pitch MicroSpring contact technology and MicroForce probing technology solutions for flip chip logic applications introduced in the second quarter of 2003 with production shipments occurring in the third quarter of 2003. The significant customer concentration for these products will continue to drive quarter to quarter cyclicality from these tooling cycles.
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
      Gross Margin. Gross margin as a percentage of revenues was 48.6% for fiscal 2003 compared with 49.4% for fiscal 2002. The decrease in gross margin percentage was primarily due to increased fixed costs and a change in product mix. We increased our manufacturing fixed costs in response to a continued positive demand for our products and continued design wins. The fixed cost increase was primarily due to an increase in headcount, which we needed to convert our operations to a 7 day, 24 hour manufacturing shift structure. We began implementing this new manufacturing shift structure during the second quarter of 2003 and completed the implementation in the third quarter of 2003. This structure further increased our capacity and enabled us to be in a position to transfer our manufacturing processes into our new production facility.

      Research and Development. Research and development expenses increased to $15.6 million, or 15.8% of revenues, for fiscal 2003 compared to $14.6 million, or 18.5% of revenues, for fiscal 2002. The increase in absolute dollars is mainly due to increased personnel costs associated with an increase of product development activities in fiscal 2003. During fiscal 2003, we continued our development of next generation parallelism products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and higher speed wafer probe. We introduced our new S200 technology, which is a high parallelism, high frequency probe card for fully tested memory die, and also introduced our new wafer-level burn-in technology for certain DRAM device applications.
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
      Interest and Other Income (Expense), Net. Interest and other income (expense), net was $1.6 million for fiscal 2003 compared with $642,000 for fiscal 2002. We generated greater interest income in 2003 resulting from a larger cash, cash equivalents and marketable securities balance throughout the second half of fiscal 2003 as a result of our initial public offering in June of 2003 and our follow-on offering in November of 2003. In addition, our increased business volume in Japan combined with the weaker dollar generated foreign currency gains of $758,000 in fiscal 2003 compared to foreign currency gains of $22,000 in fiscal 2002.
      Benefit (Provision) for Income Taxes. Provision for income taxes was $4.6 million for fiscal 2003 compared to a benefit of $3.6 million for fiscal 2002. The $3.6 million benefit for fiscal 2002 resulted from the release of the valuation allowance against our deferred tax assets in the amount of $5.9 million. The effective tax rate for fiscal 2003 was 38.2%.
Liquidity and Capital Resources
      As of December 25, 2004, we had $193.7 million in cash, cash equivalents, marketable securities and restricted cash, compared with $181.8 million as of December 27, 2003. During fiscal 2004 we reclassified certain investments, including auction rate securities, from cash and cash equivalents to marketable securities. This resulted in a reclassification from cash and equivalents to short-term marketable securities of approximately $103.4 million on the December 27, 2003 balance sheet (see Note 2).
      Net cash provided by operating activities was $35.7 million for fiscal 2004 compared with net cash provided by operating activities of $15.0 million for fiscal 2003 and $12.9 million for fiscal 2002. The increase in net cash provided by operations in fiscal 2004 compared to fiscal 2003 and 2002 resulted primarily from an increase in net income for fiscal 2004, as well as the increased tax benefits from employee stock option plans in 2004.
      Accounts receivable increased by $5.3 million from fiscal 2003 to fiscal 2004 due to an increase in worldwide revenues, particularly to customers in Japan, where we typically experience longer payment terms. Accounts receivable increased by $7.6 million from fiscal 2002 to fiscal 2003. Our days sales outstanding from receivables (DSO) decreased from 51 days at December 27, 2003 to 50 days at December 25, 2004.
      Net inventories increased by $3.2 million from fiscal 2003 to fiscal 2004 due to an increase in raw materials and work-in-process to support revenue growth. Net inventories increased by $3.8 million from fiscal 2002 to fiscal 2003 to support revenue growth.
      Accrued liabilities increased by $4.6 million for fiscal 2004 due primarily to the increase of $3.2 million in accrued compensation and benefits. Accrued liabilities increased by $2.3 million in fiscal 2003. The increase was due to the increase in accrued incentive compensation as part of our shift to more variable compensation as well as an increase in warranty costs reflecting higher revenue levels.
      Net cash used by investing activities was $28.2 million for fiscal 2004, compared to $158.6 for fiscal 2003 and $18.5 million for fiscal 2002. Net cash used by investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. In fiscal 2003, we invested the proceeds from its initial public offering and follow-on offering into short-term marketable securities. Capital expenditures were $37.7 million for fiscal 2004, $11.1 million for fiscal 2003 and $4.2 million for fiscal 2002. In fiscal 2004 and fiscal 2003 we invested in the expansion of manufacturing facilities as well as in leasehold improvements to our new headquarters and manufacturing facility.
      Net cash provided by financing activities was $14.5 million for fiscal 2004 compared with net cash provided by financing activities of $140.6 million for fiscal 2003. Net cash provided by financing activities was $863,000 for fiscal 2002. Net cash provided by financing activities for fiscal 2004 was mainly due to proceeds received from the exercise of employee stock options. In June 2003, we completed our initial public offering in which we sold 6,505,305 shares of our common stock. The sale of shares of common stock by us, including the sale of 900,000 shares pursuant to the exercise of the over-allotment option by the underwriters resulted in aggregate gross proceeds of approximately $91.1 million, approximately $6.4 million of which we applied to underwriting discounts and approximately $2.7 million of which we applied to related costs. As a result, we received approximately $82.0 million of the offering proceeds. On November 10, 2003 we completed our follow-on public offering in which we sold 2,249,866 shares of our common stock, including an over-allotment of 750,000 shares of our common stock. We received approximately $55.9 million of the offering proceeds. Net cash provided by financing activities was primarily due to the issuance of common stock in fiscal 2002.
      In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. The total rent obligation over the term of the lease is $21.8 million and is accounted for as an operating lease. In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space. The total rent obligation over the term of the lease is $1.0 million and is accounted for as an operating lease. We invested approximately $28.0 million in leasehold improvements for our new headquarters and manufacturing facility through 2004.
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
      The following table describes our commitments to settle contractual obligations in cash as of December 25, 2004.

	Payments Due by Fiscal Year

	2005	2006-2007	2008-2009	After 2009	Total

	(In thousands)
Operating leases	$3,027	$4,705	$4,982	$7,930	$20,644

      In Fiscal 2004 and 2003, our net cash provided by operations exceeded our capital expenditures and, as a result, our existing cash balance, cash equivalents and marketable securities would have increased even without our financing activities. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
      As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2004, we are not involved in any unconsolidated SPE transactions.
Recent Accounting Pronouncements
      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We have complied with the disclosure requirements and will evaluate the impact of EITF 03-1 once the final guidance is issued.
      On November 15, 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 Act.” The Jobs Act was enacted on October 22, 2004 which provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. This pronouncement provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Act. We have determined the pronouncement does not impact the Company’s 2004 financial statements.
      In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on our consolidated result of operations.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management believes the adoption of SFAS No. 123 will have a significant impact on net income and net income per share.
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated result of operations.
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
      Our operating results are likely to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicator of our future performance. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

•	customer demand for our products;

•	our ability to deliver reliable, cost-effective products in a timely manner;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of new product introductions and new technologies by our competitors and us;

•	our product and customer sales mix and geographical sales mix;

•	changes in the level of our operating expenses needed to support our anticipated growth;

•	a reduction in the price or the profitability of our products;

•	changes in our production capacity or the availability or the cost of components and materials;

•	our ability to bring new products into volume production efficiently;

•	our ability to add manufacturing capacity and to stabilize production yields and ramp production volume;

•	our ability to efficiently build out and move into its new manufacturing facility;

•	our relationships with customers and companies that manufacture semiconductor test equipment,

•	the timing of and return on our investments in research and development;

•	our ability to collect accounts receivable;

•	seasonality, principally due to our customers’ purchasing cycles; and

•	market conditions in our industry, the semiconductor industry and the economy as a whole.
The occurrence of one or more of these factors might cause our operating results to vary widely. For example, we recently announced that, due to contamination in our manufacturing process that affected our ability to timely ship product, our revenues in the fourth quarter of fiscal 2004 were below our previous guidance and declined relative to the third quarter of fiscal 2004. If our revenues or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

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
      We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes us to design and produce our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ending December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We will incur significant start-up costs associated with implementing new manufacturing technologies, methods and processes and purchasing new equipment, which could negatively impact our gross margin. We could experience manufacturing delays and inefficiencies as we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products increases, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. In the past, we have experienced difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.
      We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer and 90 nanometer technology nodes, to 512 megabit density devices and to Double Date Rate II, or DDR II, architecture devices. By further example, the anticipated transition to Double Data Rate III, or DDR III, architecture devices will be a technological change for the semiconductor industry. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

If semiconductor memory device manufacturers do not continue the conversion to 300 mm wafers, our growth could be impeded.
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
      One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose to not publicly disclose, can impact the decision to maintain a 300 mm conversion schedule, to delay the conversion schedule for a period of time, or to cancel the conversion. It is also possible that the conversion to 300 mm wafers will occur on different schedules for DRAM chip manufacturers and flash memory chip manufacturers. We have invested significant resources to develop technology that addresses the market for 300 mm wafers. If manufacturers of memory devices delay or discontinue their current 300 mm wafer conversion, or make the transition more slowly than we currently expect, our growth and profitability could be impeded. In addition, any delay in large-scale adoption of manufacturing based upon 300 mm wafers would provide time for other companies to develop and market products that compete with ours, which could harm our competitive position.

We are subject to general economic and market conditions.
      Our business is subject to the effects of general economic conditions in the United States and worldwide, and to market conditions in the semiconductor industry in particular. Our operating results could be adversely affected by unfavorable global economic conditions and reduced capital spending by semiconductor manufacturers. Such adverse conditions could result in a decrease in the demand for semiconductors and products using semiconductors, and in a sharp reduction in the development of new semiconductors and semiconductor designs. As a result, we could experience a decrease in the demand for our wafer probe cards.

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
      We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In fiscal 2004, sales to manufacturers of DRAM devices accounted for 69.0% of our revenues, sales to manufacturers of flip chip logic devices accounted for 8.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 21.9% of our revenues. For fiscal 2003, sales to manufacturers of DRAM devices accounted for 61.3% of our revenues, sales to manufacturers of flip chip logic devices accounted for 19.1% of our revenues, and sales to manufacturers of flash memory devices accounted for 18.4% of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. For example, the market might not accept an increasingly high parallelism wafer test solution.
      A substantial portion of these semiconductor devices is sold to manufacturers of personal computers and computer-related products and to manufacturers of personal electronic devices. Both the personal computer market and the personal electronic devices market have historically been characterized by significant fluctuations in demand and continuous efforts to reduce costs, which in turn have affected the demand for and price of memory devices and microprocessors. The personal computer market might not grow in the future at historical rates or at all and design activity in the personal computer market might decrease, which could negatively affect our revenues and operating results.

The markets in which we participate are highly competitive, and if we do not compete effectively, our operating results could be harmed.
      The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., Phicom Corporation, SCS Hightech, Inc. and Tokyo Electron, Ltd., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.
      A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In fiscal 2004, four customers accounted for 64.8% of our revenues. In fiscal 2003, four customers accounted for 66.2% of our revenues. Our ten largest customers accounted for 98.0% of our revenues in fiscal 2004 and 93.5% of our revenues in fiscal 2003. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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
      The success of our product development efforts depends upon our ability to anticipate market trends and to collaborate closely with our customers and with companies that manufacture semiconductor test equipment. Our relationships with these customers and companies provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improve our ability to customize our products to fulfill their needs. Our relationships with test equipment companies are important to us because test equipment companies can design our wafer probe cards into their equipment and provide us with the insight into their product plans that allows us to offer wafer probe cards for use with their products when they are introduced to the market. Our relationships with our customers and test equipment companies could deteriorate if they:

•	become concerned about our ability to protect their intellectual property;

•	become concerned with our ability to deliver quality products on a timely basis;

•	develop their own solutions to address the need for testing improvement;

•	implement chip designs that include enhanced built-in self-test capabilities;

•	regard us as a competitor;

•	introduce their own wafer probe card product;

•	establish relationships with others in our industry; or

•	attempt to restrict our ability to enter into relationships with their competitors.
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
      Our revenues are difficult to forecast because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a substantial percentage of our revenues in any quarter depends upon customer orders for our wafer probe cards that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenues and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to our expectations could hurt our operating results.

We rely upon a distributor for a substantial portion of our revenues, and a disruption or other change in our relationship with our distributor could have a negative impact on our revenues.
      We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 20.0% of our revenues in fiscal 2004 and 13.4% of our revenues in fiscal 2003. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, establishing alternative sales channels in the region could consume substantial time and resources, decrease our revenues and increase our expenses.

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
      If semiconductor manufacturers implement chip designs that include increased built-in self-test capabilities, or similar functions or methodologies that increase test throughput, it could negatively impact our sales or the migration of elements of final test to the wafer level. Additionally, if new chip designs or types of chips are implemented that require less, or even no, test using wafer probe cards, or significantly reduce wafer test complexity our revenues could be impacted. Further, if new chip designs are implemented which we are unable to test, or which we are unable to test efficiently and provide our customers with an acceptably low overall cost of test, our revenues could be negatively impacted.
      We incur significant research and development expenses in conjunction with the introduction of new product platforms. Often, we time our product introductions to the introduction of new test equipment platforms or the declination of manufacturers to adopt a new test platform. Because our customers require both test equipment and wafer probe cards, any delay or disruption of the introduction of new test equipment platforms would negatively affect our growth.

We manufacture all of our products at a single facility, and any disruption in the operations of that facility could adversely impact our business and operating results.
      Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture all of our wafer probe cards at one facility located in Livermore, California. Any disruption in the operation of that facility, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.
      We moved into our new facility in Livermore in 2004. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, are substantial. We might not be able to shift from our current production facility to the new production facility efficiently or effectively. Our current transition plan will require us to have both our existing and new manufacturing facilities operational through our third fiscal quarter of 2005. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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
      The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, the presence of contaminants in our plating baths has caused a decrease in our manufacturing yields or has resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. A further example is that during our fiscal quarter ending December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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
      Each semiconductor chip design requires a custom wafer probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers’ short delivery time requirements, we often design, procure materials and, at times, produce our products in anticipation of demand for our products rather than in response to an order. Due to the uncertainty inherent in forecasts, we are, and expect to continue to be, subject to inventory risk. If we do not obtain orders as we anticipate, we could have excess inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs.

If we fail to effectively manage our service centers, our business might be harmed.
      In 2002, we expanded our repair and service center in Seoul, South Korea. In 2003, we opened a repair and service center in Dresden, Germany. In 2004 we opened a repair and service center in Tokyo, Japan. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, do not expand or enhance our service centers to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.
      Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and moved our corporate headquarters and started the transition of our manufacturing operations into this facility in 2004. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our officers have limited experience in managing large or rapidly growing businesses. In addition, the majority of our management has no experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.

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
      In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM Corporation regarding our companies’ respective intellectual property portfolios and technologies, and anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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
      We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. See the “Legal Proceedings” section of this annual report for a description of the infringement actions we have brought against Phicom Corporation, one of our competitors, and the invalidity proceedings that Phicom has filed with the Korean Intellectual Property Office against certain of our patents. In addition to Phicom, other third parties have initiated challenges in foreign patent offices against other of our patents. While we do not have a monetary damages exposure in these various invalidity proceedings, it is possible we will incur material expenses in our litigation with Phicom or in defending our intellectual property more broadly. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent us from licensing our technologies and methods to others.

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
      In 2004, the Company resolved a Notice of Violation from the California Department of Toxic Substances Control through its corrective action and payment in the amount of $7,750, resolved a Notice of

Violation from the Bay Area Air Quality Management District through its corrective action and payment in the amount of $1,000, and resolved a Citation and Notification of Penalty from the California Division of Occupational Safety and Health through its corrective action and payment in the amount of $150. In February and April 2004 the Company received a total of four notices from the City of Livermore Water Resources Division regarding violations of Applicable Discharge Limits in relation to certain of its Wastewater Discharge/ Chemical Storage permits. In March 2004 the Company reported to appropriate authorities release of a fuel/water mixture resulting in a Notice of Violation from the City of Livermore Water Resources Division. The Company believes it instituted appropriate corrective actions in all cases. Notwithstanding the Company’s corrective action, the Notices of Violation remain unresolved and the Company may be subject to a penalty or additional enforcement actions based thereupon. In August 2004, the Company reported to the appropriate authorities overflow of wastewater. The Company has not yet received any formal notices from an agency or governmental authority regarding any potential violation or notice of violation; and the matter, to date, remains unresolved.
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
      Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 64.2% for fiscal 2004 and 49.9% for fiscal 2003. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

The Sarbanes-Oxley Act of 2002 and related changes in securities laws and regulations are likely to increase our costs.
      The Sarbanes-Oxley Act of 2002 that became law in July 2002, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, have required changes to some of our corporate governance practices. The Act also required us to implement additional disclosure and financial controls. These rules and regulations have increased and will continue to increase our legal and financial compliance costs, and to make some activities more difficult, time consuming and/or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability.
      We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws including pending tax law changes such as the benefit from export sales and the research and development credit, and by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.
      The trading prices of the securities of technology companies have been highly volatile, and from the date of our initial public offering in June 2003 through December 25, 2004, our stock price has ranged from $16.21 a share to $29.08 a share. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

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

If securities analysts do not publish or stop publishing research or reports about our business, our stock price could decline.
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
In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In addition, on December 8, 2004, our Compensation Committee approved entering into Change of Control Severance Agreements with each of its named executive officers and certain other executives. The Company adopted these agreements as part of its review of compensation and benefits of the Company.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk
      Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our operations in Germany, United Kingdom, Japan and Korea operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated receivable. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized.
      As of December 25, 2004, we had outstanding foreign currency exchange forward contracts to sell 180,893,000 Yen for $1,697,851 with contract rates ranging from 103.87 Yen to 110.15 Yen per U.S. dollar. Fluctuations in foreign currency exchange rates throughout fiscal 2004 and the unrealized loss or fair value on these contracts totaled $43,142 as of December 25, 2004 and was recognized in income. The fair value on these foreign currency forward exchange contracts as of December 25, 2004 would have changed by $174,000 if the foreign currency exchange rate for the Japanese Yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.
      Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit (see Note 3 of the Notes to Consolidated Financial Statements). The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of December 25, 2004, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 8:	Consolidated Financial Statements and Supplementary Data
Consolidated Financial Statements
      The consolidated financial statements of FormFactor required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of FormFactor’s consolidated financial statements.

Selected Quarterly Financial Data
      The following selected quarterly financial data should be read in conjunction with FormFactor’s consolidated financial statements and the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This information has been derived from unaudited consolidated financial statements of FormFactor that, in the Company’s opinion, reflect all recurring adjustments necessary to fairly state this information when read in conjunction with FormFactor’s consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements.” The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Mar. 29,	June 28,	Sept. 27,	Dec. 27,	Mar. 27,	June 26,	Sept. 25,	Dec. 25,
	2003	2003	2003	2003	2004	2004	2004	2004

	(In thousands, except per share data)
Revenues	$18,669	$22,094	$26,076	$31,463	$37,118	$43,154	$51,377	$46,113
Cost of revenues	9,800	11,469	13,213	15,447	18,026	20,158	25,471	26,504
Stock-based compensation	138	150	163	161	155	157	154	160

Gross Margin	8,731	10,475	12,700	15,855	18,937	22,839	25,752	19,449
Operating Expenses:
Research and Development	3,525	3,831	3,966	4,247	4,349	4,516	5,555	5,393
Selling, general and administrative	4,013	4,478	4,980	5,573	5,874	6,862	7,904	8,378
Stock-based compensation	636	623	638	653	552	564	455	462

Total operating expenses	8,174	8,932	9,584	10,473	10,775	11,942	13,914	14,233

Operating income	557	1,543	3,116	5,382	8,162	10,897	11,838	5,216
Interest and other income, net	129	131	520	786	138	325	479	2,008

Income before income taxes	686	1,674	3,636	6,168	8,300	11,222	12,317	7,224
Provision for income taxes	(263)	(642)	(1,395)	(2,349)	(3,197)	(4,466)	(4,820)	(1,402)

Net income	423	1,032	2,241	3,819	5,103	6,756	7,497	5,822
Preferred stock dividend	(1,318)	(1,022)	—	—	—	—	—	—
Amount allocated to participating preferred stockholders	—	(10)	—	—	—	—	—	—

Net income (loss) availabe to common stockholders	$(895)	$—	$2,241	$3,819	$5,103	$6,756	$7,497	$5,822

Net income (loss) available to common stockholders per share:
Basic	$(0.20)	$—	$0.07	$0.11	$0.14	$0.18	$0.20	$0.15
Diluted	$(0.20)	$—	$0.06	$0.10	$0.13	$0.17	$0.19	$0.14
Weighted-average number of shares used in per share calculations:
Basic	4,504	10,858	34,082	35,582	37,083	37,381	37,632	38,378
Diluted	4,504	10,858	37,090	38,789	40,231	40,609	40,499	40,643

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A:	Controls and Procedures
Disclosure Controls and Procedures
      As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 25, 2004, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
      In the light of two restatements of previously issued financial statements and audit adjustments and revisions made in the fourth quarter to the 2004 financial statements, as described in Management’s Report on Internal Control over Financial Reporting presented elsewhere in this Annual Report, FormFactor’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 25, 2004. To address the deficiency, FormFactor has taken and expects to take the remediation steps described below. In addition, in connection with the preparation of this Annual Report, management of the Company undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Annual Report fairly presents in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in accordance with generally accepted accounting principles applicable.
Internal Control over Financial Reporting
      As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the fourth quarter of 2004 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.
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
Management’s Report on Internal Control over Financial Reporting
      Management’s Report on Internal Control over Financial Reporting appears on page 48 of this annual report and is incorporated by reference herein.

Item 9B:	Other Information
      None.

PART III

Item 10:	Directors and Executive Officers of the Registrant
      Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 1A, we incorporate the information required by this item by reference to our definitive proxy statement for our 2005 annual meeting of stockholders. We refer to this proxy statement as our 2005 Proxy Statement. Our 2005 Proxy Statement will be filed with the Securities and Exchange Commission on or before April 24, 2005.

Item 11:	Executive Compensation
      We incorporate the information required by this item by reference to our 2005 Proxy Statement.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      We incorporate the information required by this item by reference to our 2005 Proxy Statement.

Item 13:	Certain Relationships and Related Transactions
      We incorporate the information required by this item by reference to our 2005 Proxy Statement.

Item 14:	Principal Accountant Fees and Services
      We incorporate the information required by this item by reference to our 2005 Proxy Statement.
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

Consolidated Income Statements

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statement or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

(3) Exhibits:
      The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

      (b) Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

10	.11*	Key Management Bonus Plan (2004)
10	.12*	Sales Incentive Plan (first half 2004)

10.35		Letter Agreement by and between Infineon Technologies Aktiengesellschaft and FormFactor dated December 10, 2003

10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and FormFactor dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and FormFactor dated August 18, 2003

10.46		Written description of material definitive agreement to increase director compensation entered into on February 16, 2005

10.47		Intel Agreement Amendment V

10.48		Form of Change of Control Severance Agreement

10.49		Joseph R. Bronson offer letter

10.50		Ronald Foster offer letter

23.01		Consent of Independent Registered Public Accounting Firm

31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 11th day of March 2005.

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

Signature	Title	Date

Principal Executive Officer and Director:

/s/ DR. IGOR Y. KHANDROS Dr. Igor Y. Khandros	Chief Executive Officer and Director	March 11, 2005

Principal Financial Officer:

/s/ JENS MEYERHOFF Jens Meyerhoff	Chief Operating Officer and Chief Financial Officer	March 11, 2005

Principal Accounting Officer:

/s/ RICHARD MITTERMAIER Richard Mittermaier	Principal Accounting Officer	March 11, 2005

Additional Directors:

/s/ HOMA BAHRAMI Homa Bahrami	Director	March 11, 2005

Signature	Title	Date

/s/ JOSEPH R. BRONSON Joseph R. Bronson	President, member of the Office of the Chief Executive Officer and Director	March 11, 2005

/s/ DR. WILLIAM H. DAVIDOW Dr. William H. Davidow	Director	March 11, 2005

/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	March 11, 2005

/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	March 11, 2005

/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	March 11, 2005

CONSOLIDATED FINANCIAL STATEMENTS
      As required under “Item 8: Consolidated Financial Statements and Supplementary Data,” the consolidated financial statements of FormFactor are provided in this section as follows:
Management’s Report on Internal Control over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
      Under the supervision of the Company’s VP Finance — Corporate Controller, and with the participation of management, including the Chief Executive Officer, President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 25, 2004. This evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      As of December 25, 2004, the Company did not maintain effective controls over the financial reporting process because the Company lacked a sufficient complement of personnel with a level of technical accounting expertise that is commensurate with the Company’s financial reporting requirements. This control deficiency resulted in two restatements of prior period financial statements. In July 2004, the Company restated its financial statements for 2001, 2002 and 2003 and for the first quarter of 2004 and corresponding period in 2003 to correct stock-based compensation expense due to a change in the amortization schedule of deferred stock-based compensation recorded in connection with the Company’s June 2003 initial public offering and to reclassify a portion of stock-based compensation expense from operating expenses to cost of revenues. In November 2004, the Company restated its financial statements for 2001, 2002 and 2003 and for the first, second and third quarters of 2004 and corresponding periods in 2003 to correct its calculations of net income (loss) per share to reflect the impact of cumulative dividend rights and participating dividend rights of its redeemable convertible preferred stock in its calculation of net income (loss) per share. This control deficiency also resulted in audit adjustments in the fourth quarter 2004 financial statements and revisions to the financial statement disclosures as of December 25, 2004.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements may not be prevented or detected. The lack of a sufficient complement of personnel with a level of technical accounting expertise that is commensurate with the Company’s financial reporting requirements is a material weakness that could result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial exporting as of December 25, 2004, based on criteria in Internal Control — Integrated Framework.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2004, has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears herein.
Remediation Steps to Address Material Weakness
      During fiscal year 2004, the Company took several steps toward remediation of the material weakness described above, including hiring an Internal Audit Director and a Tax Director. However, as of December 25, 2004 the hiring of a dedicated Chief Financial Officer and additional technical accounting resources were significant steps in the remediation plan that were not completed. Although the Company hired Ronald C. Foster on March 2, 2005, who will become the Company’s dedicated Chief Financial Officer on March 14, 2005, management’s assessment relates to the effectiveness of internal control over financial reporting as of December 25, 2004, at which time this material weakness had not been remediated.
      The Company is continuing to improve its internal control over financial reporting, by implementing appropriate remediation steps that may be required, including educating and training its employees, and recruiting and retaining qualified technical expertise to staff the Company’s finance function.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FormFactor, Inc.:
      We have completed an integrated audit of FormFactor, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, that FormFactor, Inc. did not maintain effective internal control over financial reporting as of December 25, 2004, because of the effect of the material weakness relating to the lack of a sufficient complement of personnel with a level of technical accounting expertise that is commensurate with the Company’s financial reporting requirements, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The lack of a sufficient complement of personnel with a level of technical accounting expertise that is commensurate with the Company’s financial reporting requirements is a material weakness that could result in a material misstatement of annual and interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that FormFactor, Inc. did not maintain effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FormFactor, Inc. has not maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
San Jose, California
March 11, 2005

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 27,	December 25,
	2003	2004

	(In thousands, except share
	and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,855	$34,836
Marketable securities	166,415	156,647
Accounts receivable, net of allowance for doubtful accounts of $103 in 2003 and $41 in 2004	19,698	25,054
Inventories, net	8,025	11,232
Deferred tax assets	2,825	7,587
Prepaid expenses and other current assets	2,744	4,760

Total current assets	212,562	240,116
Restricted cash	2,550	2,250
Property and equipment, net	22,566	59,356
Deferred tax assets	1,202	570
Other assets	356	274

Total assets	$239,236	$302,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,579	$17,556
Accrued liabilities	10,134	14,685
Deferred revenue and customer advances	1,005	2,770

Total current liabilities	21,718	35,011
Deferred revenue and customer advances	433	195
Deferred rent	2,071	2,185

Total liabilities	24,222	37,391

Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares issued and outstanding: none in 2003 and 2004	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares issued and outstanding: 36,808,906 shares in 2003 and 38,885,637 shares in 2004	37	39
Additional paid-in capital	226,592	249,149
Notes receivable from stockholders	(661)	—
Deferred stock-based compensation, net	(7,902)	(5,413)
Accumulated other comprehensive loss	(4)	(730)
Retained earnings (deficit)	(3,048)	22,130

Total stockholders’ equity:	215,014	265,175

Total liabilities and stockholders’ equity	$239,236	$302,566

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands, except per share data)
Revenues	$78,684	$98,302	$177,762
Cost of revenues	39,456	49,929	90,159
Stock-based compensation	426	612	626

Gross margin	38,802	47,761	86,977

Operating expenses:
Research and development(1)	14,592	15,569	19,813
Selling, general and administrative(1)	17,005	19,044	29,018
Stock-based compensation	2,039	2,550	2,033

Total operating expenses	33,636	37,163	50,864

Operating income	5,166	10,598	36,113
Interest income	808	1,041	2,450
Interest expense	(79)	(38)	—
Other income (expense), net	(87)	563	500

	642	1,566	2,950

Income before income taxes	5,808	12,164	39,063
Benefit (provision) for income taxes	3,558	(4,649)	(13,885)

Net income	9,366	7,515	25,178
Preferred stock dividend	(5,272)	(2,340)	—
Amount allocated to participating preferred stockholders	(3,479)	(10)	—

Net income available to common stockholders	$615	$5,165	$25,178

Net income per share available to common stockholders:
Basic	$0.14	$0.25	$0.67

Diluted	$0.10	$0.19	$0.63

Weighted-average number of shares used in per share calculations:
Basic	4,413	21,012	37,647

Diluted	5,906	29,280	40,054

(1) Amounts exclude stock-based compensation, as follows:
Research and development	$708	$893	$830
Selling, general and administrative	1,331	1,657	1,203

Total	$2,039	$2,550	$2,033

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 28, 2002,
December 27, 2003 and December 25, 2004

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other	Retained
			Paid-In	from	Stock-Based	Comprehensive	Earnings
	Shares	Amount	Capital	Stockholders	Compensation	Loss	(Deficit)	Total

	(In thousands, except share data)
Balances, December 29, 2001	4,578,450	$5	$10,211	$(3,818)	$(4,051)	$—	$(19,929)	$(17,582)
Repayment of notes receivable from stockholders	—	—	—	26	—	—	—	26
Issuance of common stock pursuant to exercise of options for cash	223,113	—	1,070	—	—	—	—	1,070
Issuance of common stock for services provided	7,538	—	57	—	—	—	—	57
Repurchase of common stock for cash and in connection with cancellation of notes receivable from stockholders	(128,983)	—	(351)	345	—	—	—	(6)
Deferred stock-based compensation, net of cancellations	—	—	9,196	—	(9,196)	—	—	—
Recognition of stock-based compensation	—	—	—	—	2,465	—	—	2,465
Net income	—	—	—	—	—	—	9,366	9,366

Balances, December 28, 2002	4,680,118	5	20,183	(3,447)	(10,782)	—	(10,563)	(4,604)
Repurchase of common stock	(100,000)	—	(200)	—	—	—	—	(200)
Issuance of common stock in connection with initial public offering and follow-on offering, net of issuance costs	8,755,171	9	137,826	—	—	—	—	137,835
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	23,002,626	23	64,872	—	—	—	—	64,895
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	306	—	—	—	—	306
Issuance of common stock pursuant to net exercise of common stock warrants	45,338	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	2,786	—	—	—	2,786
Issuance of common stock pursuant to exercise of options for cash	425,653	—	1,655	—	—	—	—	1,655
Tax benefit from exercise of common stock options	—	—	1,668	—	—	—	—	1,668
Deferred stock-based compensation, net of cancellations	—	—	282	—	(282)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,162	—	—	3,162

				Notes		Accumulated
	Common Stock		Additional	Receivable	Deferred	Other	Retained
			Paid-In	from	Stock-Based	Comprehensive	Earnings
	Shares	Amount	Capital	Stockholders	Compensation	Loss	(Deficit)	Total

	(In thousands, except share data)
Components of other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	47	—	47
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	—	7,515	7,515

Comprehensive income								7,511

Balances, December 27, 2003	36,808,906	37	226,592	(661)	(7,902)	(4)	(3,048)	215,014
Repayment of notes receivable from stockholders	—	—	—	661	—	—	—	661
Issuance of common stock pursuant to exercise of options for cash	1,789,495	2	10,392	—	—	—	—	10,394
Issuance of common stock under the Employee Stock Purchase Plan	287,236	—	3,439	—	—	—	—	3,439
Tax benefit from exercise of common stock options	—	—	8,556	—	—	—	—	8,556
Deferred stock-based compensation, net of cancellations	—	—	170	—	(170)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	2,659	—	—	2,659
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(496)	—	(496)
Translation adjustments	—	—	—	—	—	(230)	—	(230)
Net income	—	—	—	—	—	—	25,178	25,178

Comprehensive income								24,452

Balances, December 25, 2004	38,885,637	$39	$249,149	$—	$(5,413)	$(730)	$22,130	$265,175

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

	(In thousands)
Cash flows from operating activities:
Net income	$9,366	$7,515	$25,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,392	5,147	6,987
Stock-based compensation expense	2,465	3,162	2,659
Common stock issued for services provided	57	—	—
Deferred tax assets	(4,072)	1,458	(4,130)
Tax benefits from employee stock option plans	—	1,668	8,556
Interest income from stockholders’ notes receivable	(238)	(160)	—
Provision for doubtful accounts	(161)	(150)	(61)
Provision for excess and obsolete inventories	1,279	1,959	4,462
Loss on disposal of property and equipment	322	10	—
Changes in assets and liabilities:
Accounts receivable	38	(7,547)	(5,294)
Inventories	(3,119)	(5,755)	(7,668)
Prepaids and other current assets	(1,412)	918	(1,905)
Accounts payable	1,163	3,842	804
Accrued liabilities	1,828	933	4,446
Deferred rent	—	2,071	114
Deferred revenues	(55)	(28)	1,527

Net cash provided by operating activities	12,853	15,043	35,675

Cash flows from investing activities:
Acquisition of property and equipment	(4,177)	(11,151)	(37,727)
Purchase of marketable securities	(34,111)	(257,091)	(138,693)
Proceeds from maturities and sales of marketable securities	22,590	109,255	147,966
Restricted cash	(2,835)	285	300
Other assets	63	83	(40)

Net cash used in investing activities	(18,470)	(158,619)	(28,194)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,070	139,490	13,833
Repayment of notes receivable from stockholders	26	2,786	661
Repurchase of common stock	(6)	(200)	—
Proceeds from issuance of bank line of credit	375	1,000	—
Repayment of notes payable	(602)	(1,125)	—
Repayment of bank line of credit	—	(1,375)	—

Net cash provided by financing activities	863	140,576	14,494

Effect of exchange rate changes on cash and cash equivalents	—	44	6
Net increase (decrease) in cash and cash equivalents	(4,754)	(2,956)	21,981
Cash and cash equivalents, beginning of year	20,565	15,811	12,855

Cash and cash equivalents, end of year	$15,811	$12,855	$34,836

Non-cash financing activities:
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$345	$200	$—
Conversion of redeemable convertible preferred stock and warrants to common stock	$—	$65,201	$—
Deferred stock-based compensation	$9,196	$282	$170
Purchases of property and equipment through accounts payable	—	—	$6,157
Supplemental disclosure of cash flow information:
Interest paid	$79	$38	$—
Income taxes paid	$179	$2,573	$10,271
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Formation and Business of the Company:
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

Fiscal Year
      Our fiscal year ends on the last Saturday in December. The fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 had 52 weeks each.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Translation gains and losses resulting from the process of remeasuring into the United States of America dollar the foreign currency financial statements of the Company’s wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company’s international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive income (loss).

Use of Estimates
      In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include allowance for doubtful accounts receivable, inventories, investments, income taxes, warranty obligations, contingencies, litigation and accrual for other liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents
      The Company considers all highly liquid investments with original maturities or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and various deposit accounts.

Marketable Securities
      The Company has classified its marketable securities as “available-for-sale.” All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses, if material, are recorded as a separate component of stockholders’ equity until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

Reclassification
      Certain amounts in the prior year consolidated financial statements were reclassified to confirm to the current year’s presentation. In particular, the Company has reclassified certain auction rate securities, for which interest rates reset in less than 90 days, but for which the maturity date is longer than 90 days, and certain other short term investments where original or remaining maturity, at the date of purchase was longer

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
than 90 days from cash and cash equivalents to short-term marketable securities. This resulted in a reclassification from cash and cash equivalents to short-term marketable securities of $103.4 million on the December 27, 2003 balance sheet. The Company also made corresponding adjustments to the statement of cash flows for the years ended December 28, 2002 and December 27, 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. For the years ended December 28, 2002 and December 27, 2003, before this reclassification, net cash used in investing activities related to these current investments of $7.5 million and $64.1 million, respectively, were included in cash and cash equivalents in the statement of cash flows. These reclassifications had no impact on the previously reported net income or cash flow from operations.

Restricted Cash
      Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. In fiscal 2003 and fiscal 2004, the letters of credit were secured by a certificate of deposit of $2,550,000 and $2,250,000, respectively, which was classified as restricted cash as of December 27, 2003 and December 25, 2004.

Inventories
      Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts.
      The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. It is therefore common to start production and to acquire production materials ahead of the receipt of an actual purchase order. Probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. These factors make inventory valuation adjustments part of the normally occurring cost of revenue. The aggregate inventory valuation adjustments equal the additions to the inventory reserves and were $1,279,000, $1,959,000 and $4,462,000 for the years ended December 28, 2002, December 27, 2003, and for December 25, 2004, respectively. The Company retains the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty demand. When the customer’s design is discontinued, the Company disposes of any excess inventory. The Company disposed of inventories of $2,436,000 in fiscal year 2002 and $994,000 in fiscal year 2004 but did not dispose of any inventories in fiscal year 2003.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Warranty Accrual
      The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the year ending December 27, 2003 and December 25, 2004 follows (in thousands):

Warranty accrual at December 28, 2002	$679
Reserve for warranties issued during the year	722
Settlements made during the year	(955)

Warranty accrual at December 27, 2003	446
Reserve for warranties issued during the year	936
Settlements made during the year	(822)

Warranty accrual at December 25, 2004	$560

      Management believes that the accrual balance at December 25, 2004 is adequate to cover estimated future costs associated with warranty claims.

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
      The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal year 2002, three customers accounted for approximately 27%, 21% and 20% of revenues. In fiscal 2003, four customers accounted for approximately 30%, 13%, 12% and 10% of revenues. In fiscal 2004, four customers accounted for approximately 20%, 19%, 15% and 12% of revenues. At December 27, 2003, three customers accounted for approximately 38%, 10% and 10% of accounts receivable. At December 25, 2004, three customers accounted for approximately 32%, 18% and 13% of accounts receivable.
      The Company operates in the intensely competitive semiconductor industry, primarily dynamic random access memory, or DRAM, which has been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.
      Certain components that meet the Company’s requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks. The inability to obtain components as required, or to develop

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Revenue Recognition
      The Company recognizes revenue upon shipment where there is a contract or purchase order, the fee is fixed or determinable and where collectibility of the resulting receivable is reasonably assured. Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending on the terms of sale. Although the Company’s distributor has no price protection rights or rights to return product, other than for warranty claims, the Company defers recognition of revenue and related cost of revenues, on a gross basis, from its distributor until the distributor confirms an order from its customer, given the lack of visibility into the distributor’s inventory levels. Revenues from the licensing of the Company’s design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

Research and Development
      Research and development costs are expensed as incurred.

Advertising Costs
      Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal years 2002, 2003 and 2004 were approximately $114,000, $210,000 and $169,000 respectively.

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
      Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s net income and net income available to common stockholders per share would have been changed to the pro-forma amounts as follows (in thousands, except per share data):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Reported net income	$9,366	$7,515	$25,178
Add: Stock-based employee compensation expense included in reported net income available to common stockholders, net of tax	1,910	2,440	2,106
Deduct: Total stock-based employee compensation expense determined under the minimum and fair value based methods for all awards, net of tax	(3,615)	(7,375)	(9,298)

Pro forma net income	$7,661	$2,580	$17,986

Net income per share available to common stockholders per share
Basic:
As reported	$0.14	$0.25	$0.67

Pro forma	$0.08	$0.01	$0.48

Diluted:
As reported	$0.10	$0.19	$0.63

Pro forma	$0.06	$0.01	$0.45

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

				ESPP Year	ESPP Year
	Stock Options Years Ended			Ended	Ended

	December 28,	December 27,	December 25,	December 27,	December 25,
	2002	2003	2004	2003	2004

Risk-free interest rate	4.48%	3.00%	3.46%	0.89%	1.64%
Expected life (in years)	5	5	5	0.5	0.5
Dividend yield	—	—	—	—	—
Expected volatility	67%	67%	46%	67%	56%
      The weighted-average per share grant date fair value of options granted during the years ended December 28, 2002, December 27, 2003 and December 25, 2004 was $7.77, $8.76 and $9.40 respectively. The weighted average estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $6.39 and $7.48 per share for fiscal 2003 and fiscal 2004, respectively.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income Per Share
      Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.
      A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Basic net income per share
Numerator:
Net income available to common stockholders	$615	$5,165	$25,178

Denominator:
Weighted-average common stock outstanding	4,638	21,180	37,762
Less: Weighted-average shares subject to repurchase	(225)	(168)	(115)

Weighted-average shares used in computing basic net income per share	4,413	21,012	37,647
Diluted net income per share
Numerator:
Net income available to common stockholders	$615	$5,165	$25,178
Add preferred dividends for each Series considered dilutive	—	310	—

Net income available to common stockholders	$615	$5,475	$25,178

Denominator:
Weighted-average shares used in computing basic net income per share	4,413	21,012	37,647
Add stock options, warrants and common stock subject to repurchase	1,493	2,422	2,407
Add convertible preferred shares for each Series considered dilutive	—	5,846	—

Weighted-average shares used in computing diluted net income per share	5,906	29,280	40,054

      The following outstanding options and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 28,	December 27,	December 25,
	2002	2003	2004

Options to purchase common stock	1,439	1,122	708
Warrants	46	—	—
Convertible preferred stock	22,999	17,156	—

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)
      Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholder’s equity. The changes in the components of comprehensive income (loss) is reported on the Company’s consolidated statements of stockholders’ equity (in thousands):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Net income	$9,366	$7,515	$25,178
Change in unrealized gain (loss) on marketable securities, net of tax	—	47	(496)
Foreign currency translation adjustments	—	(51)	(230)

Comprehensive income	—	$7,511	$24,452

      Accumulated balances of comprehensive loss were as follows (in thousands):

	December 27, 2003	December 25, 2004

Unrealized gain on marketable securities, net of tax	$47	$(448)
Cumulative translation adjustments	(51)	(282)

Accumulated other comprehensive loss	$(4)	$(730)

Recent Accounting Pronouncements
      In March 2004, the FASB issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company has complied with the disclosure requirements and will evaluate the impact of EITF 03-1 once the final guidance is issued.
      On November 15, 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 Act. The Jobs Act was enacted on October 22, 2004 which provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. This pronouncement provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the Act. The Company has determined the pronouncement does not impact the Company’s 2004 financial statements.
      In November 2004, the FASB issued Financial Accounting Standard No. 151, “Inventory Costs — an Amendment of ARB No. 43, Chapter 4” (SFAS 151). SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of SFAS 151 is not expected to have a material impact on the Company’s consolidated result of operations.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management believes the adoption of SFAS No. 123R will have a significant impact on net income and net income per share.
      In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on the Company’s consolidated result of operations.

Note 3 —	Balance Sheet Components:
      Marketable securities at December 25, 2004 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate bonds and notes	$3,115	$—	$(23)	$3,092
Municipal bonds	121,481	4	(162)	121,323
U.S. government agencies	32,499	—	(267)	32,232

Total	$157,095	$4	$(452)	$156,647

      Marketable securities at December 27, 2003 consisted of the following (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

Corporate bonds and notes	$3,251	$4	$—	$3,255
Municipal bonds	147,118	10	(17)	147,111
U.S. government agencies	16,000	49	—	16,049

Total	$166,369	$63	$(17)	$166,415

      The Company’s unrealized losses of $452,000 on marketable securities in fiscal 2004 were due primarily to interest rate movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based upon its evaluation of available evidence as of December 25, 2004.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Contractual maturities of marketable securities as of December 25, 2004 were as follows (in thousands):

		Market
	Cost	Value

Due in one year or less	$44,651	$44,459
Due after one year through 5 years	44,122	43,863
Due after 10 years	68,322	68,325

	$157,095	$156,647

      For fiscal 2002 realized gains and realized losses on sales or maturities of marketable securities were not material. For fiscal 2003 and 2004, the Company did not incur any realized gains or realized losses on sales of marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable consisted of trade accounts receivable at December 27, 2003 and December 25, 2004. Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company estimates allowances for doubtful accounts based primarily on analysis of historical trends and experience. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. We do not have any off-balance-sheet credit exposure related to our customers.
      Inventories, net of reserves, consisted of the following (in thousands):

	December 27,	December 25,
	2003	2004

Raw materials	$3,128	$4,586
Work-in-progress	4,628	6,174
Finished goods	269	472

	$8,025	$11,232

      Property and equipment consisted of the following (in thousands):

	December 27,	December 25,
	2003	2004

Machinery and equipment	$24,768	$30,033
Computer equipment and software	6,866	8,704
Furniture and fixtures	632	2,100
Leasehold improvements	3,127	29,814

	35,393	70,651
Less: Accumulated depreciation and amortization	(22,668)	(29,782)
Construction-in-progress	9,841	18,487

	$22,566	$59,356

      Depreciation expense of property and equipment for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 was approximately $5,315,000, $5,086,000 and $6,987,000, respectively. Amortization for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 was approximately $77,000, $61,000 and none, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Accrued liabilities consisted of the following (in thousands):

	December 27,	December 25,
	2003	2004

Accrued compensation and benefits	$7,180	$10,401
Accrued commissions	387	556
Other accrued expenses	2,567	3,728

	$10,134	$14,685

Note 4 —	Notes Payable and Bank Line of Credit:
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

Note 5 —	Hedging
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
      As of December 25, 2004, the Company had three forward exchange contracts outstanding, allowing the Company to sell 181 million Yen for $1.7 million with contract rates ranging from 103.87 Yen to 110.15 Yen per U.S. dollar. The estimated fair value for these contracts was $1.7 million as of December 25, 2004. These contracts are due between January 2005 and April 2005.

Note 6 —	Commitments and Contingencies:

Environmental Matters
      The Company is subject to U.S. federal and state and foreign governmental laws and regulations relating to the protection of the environment. Management believes that the Company complies with all material environmental laws and regulations that apply to the Company. In late 2003 and early 2004 the Company received notices from the California Department of Toxic Substances Control and the Bay Area Air Quality Management District regarding violations of certain environmental regulations. The Company promptly took appropriate steps to address all of the violations noted, believes that all such violations were addressed, and sent correspondence to the agencies confirming such corrective steps. In 2003, the Company resolved a Notice of Violation from the Bay Area Air Quality Management District through its corrective action and a payment of $2,100. In 2004, the Company resolved a Notice of Violation from the California Department of Toxic Substances Control through its corrective action and payment in the amount of $7,750, resolved a Notice of Violation from the Bay Area Air Quality Management District through its corrective action and payment in the amount of $1,000, and resolved a Citation and Notification of Penalty from the California Division of Occupational Safety and Health through its corrective action and payment in the amount of $150. In February and April 2004 the Company received a total of four notices from the City of Livermore Water Resources

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Division regarding violations of Applicable Discharge Limits in relation to certain of its Wastewater Discharge/ Chemical Storage permits. In March 2004, the Company reported to appropriate authorities release of a fuel/water mixture resulting in a Notice of Violation from the City of Livermore Water Resources Division. The Company believes it instituted appropriate corrective action. Notwithstanding the Company’s corrective action, the Notices of Violation remain unresolved and the Company may be subject to a penalty or additional enforcement actions based thereupon. In August 2004, the Company reported to the appropriate authorities overflow of wastewater. The Company has not yet received any formal notices from an agency or governmental authority regarding any potential violation or notice of violation; and the matter, to date, remains unresolved.
      In the future, the Company may receive environmental violation notices, and that final resolution of the violations identified by these notices could harm its operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could also harm the Company’s operating results.

Leases
      The Company leases its facilities under various operating leases which expire through December 2012. In addition to the base rental, the Company is responsible for certain taxes, insurance and maintenance costs. Under the terms of the lease agreements, the Company has the option to extend the term leases. As of December 25, 2004, aggregate future minimum lease payments are as follows (in thousands):

2005	$3,027
2006	2,339
2007	2,366
2008	2,450
2009	2,533
Thereafter	7,929

$20,644

      Rent expense for the years ended December 28, 2002, December 27, 2003 and December 25, 2004 was approximately $2,902,000, $3,417,000 and $3,505 ,000, respectively.

Indemnification Arrangements
      The Company enters into indemnification arrangements with third parties, including customers, business partners and lessors, from time to time in the ordinary course of its business. Under these arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against losses arising from a breach of representations or covenants of the Company, from claims of intellectual property infringement, or from other claims concerning the Company’s products made against those third parties. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification arrangements due to the varying terms of such arrangements, the history of prior indemnification claims and the unique facts and circumstances involved in each particular arrangement and in each potential future claim for indemnification. The Company is not aware of any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnification arrangements on the Company’s consolidated balance sheet as of December 27, 2003 and December 25, 2004 and believes the estimated fair value of these arrangements is minimal.

Legal Matters
      In February 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation (“Phicom”), a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology.
      In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents-at-issue. In November 2004, the Korean Intellectual Property Office dismissed Phicom’s challenges against three of the patents-at-issue, and has but did not rule on the fourth. Phicom has appealed the dismissals of the challenges. Other third parties have initiated challenges in foreign patent offices against other Company patents. The Company does not have a monetary damages exposure in these various invalidity proceedings.
      On March 4, 2005, the Company filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated FormFactor proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. As of the date of this Annual Report, Phicom had not responded to this complaint.
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
      Prior to our initial public offering in June 2003, holders of redeemable convertible preferred stock Series B-G and Series A were entitled to cumulative dividends and non-cumulative dividends, respectively, which were payable when and as declared by the Board of Directors. No dividends on common stock could be paid until all dividends on the redeemable convertible preferred stock were paid. Also, the holders of redeemable convertible preferred stock were entitled to participate on an as converted basis in any dividends paid on common stock.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock
      Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 25, 2004.
      During fiscal 2002, the Company issued fully vested unrestricted common stock in exchange for goods or services from non-employees. The Company believes that the fair value of the common stock is more reliably measurable than the fair value of the consideration received. The Company has measured these transactions using the fair value of the unrestricted common stock at the time of issuance and has recognized the related expenses immediately.

Warrants
      In September 2000, the Company entered into a seven year technology license agreement to transfer technology to a related party. In connection with the license agreement, the Company issued a warrant to purchase 45,500 shares of Series F redeemable convertible preferred stock, now common stock, at an exercise price of $11.00 per share. The warrant was fully vested upon grant and nonforfeitable. This warrant is exercisable on September 22, 2005 and would have become exercisable earlier with respect to 22,750 shares on March 22, 2003 if, on or before that date, the warrant holder had achieved specified commercial milestones. Further, the warrant will become exercisable immediately with respect to all 45,500 shares if the warrant holder has achieved certain higher commercial milestones. As of December 25, 2004, no shares are exercisable. This warrant expires upon the earlier of September 23, 2005 or immediately prior to an acquisition of the Company. The Company reserved 45,500 shares of common stock in the event of exercise. The fair value of this warrant, estimated on the date of grant using a Black-Scholes model, of $306,220 has been capitalized as an other asset, and is being amortized against revenue using the straight-line method over the expected life of the technology of five years. The assumptions used in the calculation were: dividend yield of 0%; expected volatility of 67%; an expected term of 5 years; risk free interest rate of 6.00%.

Stock Option Plans
      The Company has reserved shares of common stock for issuance under the 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (the “Plans”). Under all Plans, the Board of Directors may issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants or employees of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of ten years. Unvested option exercises are subject to repurchase upon termination of the holder’s status as an employee or consultant. At December 27, 2003 and December 25, 2004, 154,811 shares of common stock and 33,895 shares of common stock, respectively, were subject to the Company’s right of repurchase.
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
      Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options and Awards

					Weighted
					Average
	Shares	Number of		Aggregate	Exercise
	Available	Shares	Exercise Price	Price	Price

Balances, December 29, 2001	1,497,935	4,162,454	$0.10-6.50	$21,221	$5.10
Additional shares reserved	3,500,000	—	—	—	—
Options granted	(1,999,243)	1,999,243	6.50-8.00	13,364	6.68
Options exercised	—	(223,113)	0.10-6.50	(1,070)	4.79
Options canceled	234,559	(234,559)	1.50-8.00	(1,390)	5.93

Balances, December 28, 2002	3,233,251	5,704,025	0.10-8.00	32,125	5.63
Additional shares reserved	500,000	—	—	—	—
Options granted	(1,807,547)	1,807,547	6.50-26.07	29,571	16.36
Options exercised	—	(425,653)	0.10-9.00	(1,655)	3.89
Options canceled	399,996	(399,996)	2.50-19.50	(2,575)	6.44

Balances, December 27, 2003	2,325,700	6,685,923	0.10-26.07	57,466	8.60
Additional shares reserved	1,840,502	—	—	—	—
Options granted	(1,287,325)	1,287,325	17.06-27.16	26,674	20.72
Restricted stock granted	(38,432)	—	—	—	—
Options exercised	—	(1,789,495)	0.17-20.49	(10,392)	5.80
Options canceled	361,007	(361,007)	3.25-21.84	(4,560)	12.63

Balances, December 25, 2004	3,201,452	5,822,746	$0.10-$27.16	$69,188	$11.88

      The number of options outstanding and vested at December 25, 2004 was 1,893,540 shares.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The options outstanding and vested by exercise price at December 25, 2004 are as follows:

	Options Outstanding			Options Vested

		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life in Years	Price	Vested	Price

$0.10	15,000	0.41	$0.10	15,000	$0.10
$0.50	500	2.85	0.50	500	0.50
$0.80	22,336	2.99	0.80	22,336	0.80
$1.25	8,060	3.30	1.25	8,060	1.25
$1.50	1,350	3.87	1.50	1,350	1.50
$2.50	10,675	4.21	2.50	10,675	2.50
$3.25	284,673	4.46	3.25	284,673	3.25
$3.75	632	4.57	3.75	632	3.75
$4.25	1,184	4.75	4.25	1,184	4.25
$5.50	396,345	5.70	5.50	396,345	5.50
$6.00	245,269	6.11	6.00	222,417	6.00
$6.50	1,975,603	7.16	6.50	418,332	6.50
$7.50 — $8.00	134,636	7.38	7.89	57,848	7.87
$9.00	240,672	8.39	9.00	64,323	9.00
$14.00	276,448	8.46	14.00	276,448	14.00
$17.06 — $18.45	385,535	9.47	17.76	16,494	17.76
$18.55 — $19.50	1,003,444	8.75	19.39	70,921	19.17
$19.74 — $20.49	425,684	9,47	20.05	16,789	20.18
$20.64 — $24.49	101,500	9,33	21.74	2,291	22.00
$24.93 — $26.02	256,000	9,82	25.95	6,319	25.43
$26.07 — $27.16	37,200	9.92	26.96	603	26.28

	5,822,746	7.73	$11.88	1,893,540	$7.57

Deferred stock-based compensation
      During fiscal 2001 and fiscal 2002, and through the Company’s initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant. This deferred stock-based compensation is being amortized to expense on a straight-line basis from the date of grant through the vesting period, generally four years to five years. During the years ended December 28, 2002, December 27, 2003, and December 25, 2004, the Company has recorded deferred stock-based compensation (cancellation), related to these options in the amounts of $9,153,000, $282,000 and $(830,000) respectively, of which $2,465,000, $3,162,000 and $2,639,000 had been amortized to expense during fiscal 2002, 2003 and 2004, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
      During fiscal 2004, the Company issued 38,432 shares of restricted stock to its new president as part of his initial compensation package. The closing market price of the Company’s common stock was $26.02 per share on the date of grant. The restricted stock units vest in four equal installments on January 1 of each of 2006, 2007, 2008 and 2009. The Company recorded an aggregate of $1.0 million in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $20,000 in stock-based compensation expense in fiscal 2004 related to restricted stock.

2002 Employee Stock Purchase Plan
      On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (“2002 ESPP”). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions or through a single lump sum cash payment in the case of the first offering period. Except for the first offering period which had a seven-month duration, each offering period is be for two years and consists of four six-month purchase periods. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock are reserved for issuance under the 2002 ESPP and will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. No shares had been purchased under the 2002 ESPP as of December 27, 2003. As of December 25, 2004 287,236 shares had been purchased under this program at a weighted average purchase price of $11.87.

Notes receivable
      In fiscal 2000 and 2001, the Company received full recourse notes receivable from certain employees in exchange for common stock. The notes bear interest at the applicable market interest rate, ranging from 4.46% to 6.60%, and have due dates through May 2007. Under the terms of the full recourse notes receivable, the Company may proceed against any assets of the holder of the notes, or against the collateral securing the notes, or both, in event of default. The notes are collateralized by the underlying shares of common stock. As of December 25, 2004, the notes receivable had been fully paid.

Note 9 —	Income Taxes:
      The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

U.S.	$7,013	$13,025	$39,642
Foreign	(1,205)	(861)	(579)

	$5,808	$12,164	$39,063

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the (provision) benefit for income taxes are as follows (in thousands):

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Current:
Federal	$(385)	$(3,031)	$(15,876)
State	14	(2)	(1,887)
Foreign	(143)	(158)	(252)

	(514)	(3,191)	(18,015)

Deferred:
Federal	2,457	(1,085)	3,679
State	1,615	(373)	451

	4,072	(1,458)	4,130

Benefit (provision) for income taxes	$3,558	$(4,649)	$(13,885)

      At December 25, 2004, the Company had research credit carryforwards of approximately $1,024,000 for state income tax purposes. The state research credit can be carried forward indefinitely.
      Under the Internal Revenue Code, as amended, and similar state provisions, certain substantial changes in the Company’s ownership could result in an annual limitation on the amount of state credit and state net operating loss carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used.
      Components of the Company’s net deferred tax assets are as follows (in thousands):

	December 27,	December 25,
	2003	2004

Net operating losses	$38	$—
Tax credits	845	1,024
Depreciation and amortization	(59)	(855)
Non-statutory stock options	1,052	1,403
Inventory reserve	1,658	4,985
Other reserves and accruals	493	1,600

	$4,027	$8,157

      Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that all U.S. deferred tax assets are realizable, the valuation allowance will be adjusted. As of December 27, 2003 and December 25, 2004, the Company has not provided a valuation allowance because it believes it is more likely than not that all deferred tax assets will be realized in the foreseeable future.
      Tax benefits of $8,556,000, $1,668,000 and none in fiscal 2004, 2003 and 2002, respectively, associated with the exercise of employee stock options and other employee stock programs were allocated to stockholders’ equity.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The items accounting for the difference between income taxes computed at the federal statutory rate and the (provision) benefit for income taxes consisted of:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

Federal statutory rate	$(1,975)	$(4,257)	$(13,672)
State income tax, net of credits and federal benefit	(99)	(365)	(1,164)
Non-deductible deferred stock-based compensation	(476)	(535)	(255)
Foreign earnings taxed at a different rate	(561)	53	(165)
Foreign losses not utilized	(2,619)	(396)	(213)
Extraterritorial income exclusion	192	535	839
Tax credits	343	328	543
Tax exempt interest	—	—	617
Permanent items and others	(308)	(12)	(415)
Change in valuation allowance	9,061	—	—

Total	$3,558	$(4,649)	$(13,885)

Note 10 —	Employee Benefit Plan:
      In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions to the retirement plan in fiscal 2002 and 2003. The Company recorded expenses for matching contributions for fiscal 2004 of $128,000.
      The Company provides a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. This defined contribution plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The Company expensed $1,092,000 for the qualified U.S. profit sharing retirement plan in fiscal 2004.

Note 11 —	Operating Segment and Geographic Information:
      The Company operates in one segment regarding the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 (“SFAS No. 131”), “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker have been identified as the Chief Executive Officer and the President, who review operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.
      Geographic revenue information for the three years ended December 25, 2004 is based on the invoicing location of the customer. Property and equipment information is based on the physical location of the assets at the end of each of the fiscal years.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes revenue by geographic region based upon invoicing location:

	Years Ended

	December 28,	December 27,	December 25,
	2002	2003	2004

United States	55.6%	50.1%	35.8%
Taiwan	20.9	13.5	20.0
Japan	7.1	20.1	25.5
Asia (excluding Japan and Taiwan)	0.9	6.0	5.4
Europe	15.5	10.3	13.3

Total	100.0%	100.0%	100.0%

      Net property and equipment by country was a follows (in thousands):

	Years Ended

	December 27,	December 25,
	2003	2004

United States	$21,744	$58,246
Japan	35	676
Asia (excluding Japan)	434	306
Europe	353	128

Total property and equipment, net	$22,566	$59,356

      Revenues to Intel Corporation represented 26.9% of the Company’s fiscal 2002 revenues, 30.1% of fiscal 2003 revenues and 14.5% of fiscal 2004 revenues. Revenues to Spirox Corporation represented 20.9% of the Company’s fiscal 2002 revenues, 13.4% of fiscal 2003 revenues and 20.0% of fiscal 2004 revenues. Revenues to Infineon Technologies AG represented 20.1% of the Company’s fiscal 2002 revenues, 10.3% of fiscal 2003 revenues and 11.6% of fiscal 2004 revenues. Elpida represented 12.4% of the Company’s fiscal 2003 revenues and 18.7% of fiscal 2004 revenues. No other customer represented greater than 10% of the Company’s revenues in fiscal 2002, 2003 and 2004.

Note 12 —	Related Party Transactions:
      The Company provided services or sold products to related parties, who are also stockholders of the Company’s common stock. For the years ended December  28, 2002 and December 27, 2003 revenue recognized from these related parties was $50,639,000 and 42,676,000, respectively. At December  27, 2003, the Company had accounts receivable of $3,707,752 from these related parties. There were no such transactions with related parties as of December 25, 2004.
      The Company purchased inventories from related parties, and paid commissions to related parties, who are also stockholders of the Company’s common stock. For the years ended December 28, 2002, December 27, 2003 and December 25, 2004, transactions with these related parties were $9,767,000, $13,155,000 and 24,227,000, respectively. At December 27, 2003 and December 25, 2004, the Company had accounts payable of $2,627,000 and $3,764,000, respectively, to these related parties.
      In July 2003, the Company purchased approximately $3,151,000 of manufacturing equipment from a company where one of the members of the Company’s Board of Directors was also an officer of that company. This transaction was negotiated at arms length and the supplier was selected after a comprehensive, competitive bidding process. As of December 27, 2003 the Company had no unpaid amounts with respect to this equipment purchase.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Restatement of Financial Statements:
      On July 20, 2004, the Company restated its financial results for fiscal years 2001, 2002, 2003 and the three months ended March 27, 2004 to reflect an adjustment to the amortization schedule of deferred stock-based compensation recorded in connection with its June 2003 initial public offering. In connection with this adjustment, the Company reclassified a portion of the stock-based compensation expense from operating expenses to cost of revenues and has revised its provision for income taxes accordingly. The aggregate amount of deferred stock-based compensation initially recorded remained unchanged.
      The adjustment to the amortization schedule related to pre-IPO “refresh” stock option grants issued in 2001 and 2002. These option grants were designed to add an additional year on to the vesting period of the employees’ existing option grant. This provides employees’ with consistent option compensation following full vesting of their original option grants, which generally occurs four years after grant. In connection with its IPO, the Company recorded $8.3 million of deferred stock-based compensation for these “refresh” grants to be amortized over their future one year vesting period. During the second quarter of 2004, the Company’s independent auditors indicated that deferred stock based compensation relating to these “refresh” grants should have been amortized from the date of grant through the vesting period rather than during the vesting period. At the recommendation of its audit committee, the Company disclosed the matter to the SEC, Office of the Chief Accountant, to report and confirm that the amortization should begin from the grant date. The adjustment resulted in higher stock based compensation expense for the years fiscal 2001 through fiscal 2004, and lower stock-based compensation expense in fiscal 2005 through fiscal 2007 related to these “refresh” grants.
      The periods affected by the restatement included fiscal years ended December 29, 2001, December 28, 2002, December 27, 2003 and the three months ended March 27, 2004. The restatement had no impact on the Company’s net cash flows from operating activities or on the Company’s cash and cash equivalents in the consolidated statements of cash flows for the periods restated.
      On November 30, 2004, the Company restated its financial results for fiscal years 2001, 2002 and 2003 and the three months ended March 27, 2004, June 26, 2004 and September 25, 2004, to reflect an adjustment to its calculation of basic and diluted net income (loss) per share available to common stockholders. The restatement did not affect the Company’s reported net income or its balance sheet or cash flow statements for any period. The Company did not previously reflect the impact of cumulative dividend rights and participating dividend rights of its redeemable convertible preferred stock in its calculation for either basic or diluted net income (loss) available to common stockholders per share has adjusted its calculations according to SFAS No. 128 “Earnings Per Share” and EITF Topic D-95, “Effect of Participating Convertible Securities on the Computation of Basic Earnings per Share”.

Note 14 —	Subsequent Events:
      On February 15, 2005, the Company approved the grant of options to purchase 579,620 shares of common stock under the Plans at an exercise price of $23.56 per share.

SCHEDULE II
FORMFACTOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 28, 2002, December 27, 2003 and December 25, 2004

	Balance at			Balance
	Beginning			at End of
Description	of Year	Additions	Deductions	Year

	(In thousands)
Allowance for doubtful accounts receivable
Year ended December 28, 2002	$414	$165	$326	$253
Year ended December 27, 2003	$253	$—	$150	$103
Year ended December 25, 2004	$103	$—	$62	$41
Reserve for excess and obsolete inventory
Year ended December 28, 2002	$8,616	$1,279	$2,436	$7,459
Year ended December 27, 2003	$7,459	$1,959	$—	$9,418
Year ended December 25, 2004	$9,418	$4,462	$994	$12,886
Allowance against deferred tax assets
Year ended December 28, 2002	$9,061	$—	$9,061	$—
Year ended December 27, 2003	$—	$—	$—	$—
Year ended December 25, 2004	$—	$—	$—	$—

INDEX TO EXHIBITS
      Set forth below is a list of exhibits that are being filed or incorporated by reference into this Report on Form 10-K:

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003.	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-109815	10/20/03	3.02
4.01	Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01

4.02	Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001.	S-1	333-86738	4/22/02	4.02

4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03

4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04

4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05

4.06	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06

10.01	Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01

10.02	1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02

10.03	1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03

10.04	Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04

10.05	Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05

10.06	2002 Equity Incentive Plan, and forms of option grant.	S-1/A	333-86738	6/10/03	10.06

10.07	2002 Employee Stock Purchase Plan.	S-1/A	333-86738	6/10/03	10.07

10.08	Key Management Bonus Plan (2003).	S-1/A	333-86738	6/10/03	10.08.1

10.09	Sales Incentive Plan (first half 2003).	S-1/A	333-86738	6/10/03	10.09.1

			Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.10		Sales Incentive Plan (second half 2003).	S-1	333-109815	10/20/03	10.10

10	.11*	Key Management Bonus Plan (2004).	10-K	000-50307	3/22/04	10.11

10	.12*	Sales Incentive Plan (first half 2004).	10-K	000-50307	3/22/04	10.12

10.13		Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.13

10.14		Lease by and between Paul E. Iacono and the Registrant dated June 26, 1995.	S-1	333-86738	4/22/02	10.14

10.15		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated June 26, 1995.	S-1/A	333-86738	12/18/02	10.12.1

10.16		Lease by and between Paul E. Iacono and the Registrant dated April 12, 1996.	S-1	333-86738	4/22/02	10.13

10.17		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 12, 1996.	S-1/A	333-86738	12/18/02	10.13.1

10.18		Lease by and between Paul E. Iacono and the Registrant dated November 20, 1996.	S-1	333-86738	4/22/02	10.14

10.19		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated November 20, 1996.	S-1/A	333-86738	12/18/02	10.14.1

10.20		Lease by and between Paul E. Iacono and the Registrant dated April 24, 1997.	S-1	333-86738	4/22/02	10.15

10.21		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 24, 1997.	S-1/A	333-86738	12/18/02	10.15.1

10.22		Lease by and between Richard K. and Pamela K. Corbett, Robert and Cheryl Rumberger, Connie Duke and the Registrant dated March 12, 1998.	S-1	333-86738	4/22/02	10.16

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.23	First Amendment to Standard Industrial/ Single Tenant Lease — Net by and between Richard K. Corbett and Pamela K. Corbett, Robert Rumberger and Cheryl Rumberger, and the Registrant dated April 30, 2003.	S-1/A	333-86738	5/21/03	10.16.1

10.24	Lease by and between L One and the Registrant dated March 25, 1998.	S-1	333-86738	4/22/02	10.17

10.25	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18

10.26	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.18.1

10.27	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.19

10.28	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.19.1

10.29	Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20

10.30	First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.20.1

10.31	Third Amended and Restated Loan and Security Agreement by and between Comerica Bank — California and the Registrant dated February 21, 2003.	S-1/A	333-86738	5/07/03	10.29

10.32	Basic Purchase Agreement by and among Infineon Technologies Aktiengesellschaft, Whiteoak Semiconductor Partnership, Promos Technologies Inc. and the Registrant dated July 9, 1999.	S-1/A	333-86738	6/10/03	10.22

10.33	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 19, 2002.	S-1/A	333-86738	5/07/03	10.22.1

		Incorporated by Reference

Exhibit				Date of	Exhibit	Filed
Number	Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.34	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.22.2

10.35	Letter Agreement by and between Infineon Technologies Aktiengesellschaft and the Registrant dated December 10, 2003.	10-K	000-50307	3/22/04	10.35

10.36	Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated June 1, 2000.	S-1/A	333-86738	6/10/03	10.23

10.37	Amendment No. 1 to Authorized International Distributor Agreement by and between Spirox Corporation and the Registrant dated July 1, 2003.	S-1	333-109815	10/20/03	10.23.1

10.38	Probecard Purchase Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated November 22, 2000.	S-1/A	333-86738	6/10/03	10.24

10.39	Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated October 31, 2001,Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 10, 2002,and Agreement by and between Samsung Electronics Industries Co., Ltd. and the Registrant dated January 22, 2003.	S-1/A	333-86738	6/10/03	10.24.1

10.40	Intel Corporation Purchase Agreement — Capital Equipment and Services by and between Intel Corporation and the Registrant dated January 8, 2001, and as amended on January 22, 2001, on March 1, 2001,and on April 1, 2001.	S-1/A	333-86738	6/10/03	10.25

10.41	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated May 22, 2002.	S-1/A	333-86738	5/07/03	10.25.1

10.42	Amendment to Intel Corporation Purchase Agreement by and between Intel Corporation and the Registrant dated June 30, 2002.	S-1	333-109815	10/20/03	10.25.2

10.43	Production and Development Materials and Services Purchase Agreement by and between Harbor Electronics and the Registrant dated April 17, 2002.	S-1/A	333-86738	6/10/03	10.27

Incorporated by Reference

Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No.	First Filing	Number	Herewith

10.44		Production and Development Materials and Services Purchase Agreement by and between NTK Technologies and the Registrant dated June 25, 2002.	S-1/A	333-86738	6/10/03	10.28

10	.45*	Probe Card Purchase Agreement by and between Elpida Memory, Inc. and the Registrant dated April 1, 2002 and Agreement by and between Elpida Memory, Inc. and the Registrant dated August 18, 2003.	10-K	000-50307	3/22/04	10.45

10.46		Written description of material definitive agreement to increase director compensation entered into on February 16, 2005.	8-K	000-50307	2/16/05	—

10.47		Intel Agreement Amendment V.	—	—	—	—	X

10.48		Form of Change of Control Severance Agreement.	—	—	—	—	X

10.49		Joseph Bronson offer letter.	—	—	—	—	X

10.50		Ronald Foster offer letter.	—	—	—	—	X

21.01		List of Registrants’s subsidiaries.	S-1	333-86738	4/22/02	21.01

23.01		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X

31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32	.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-K and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.