Form 10-Q
period 2005-03-26
FORMFACTOR INC
filed 2005-05-05
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

or

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

     The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 23, 2005 was 39,197,061 shares.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2005

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenues	$50,965	$37,118
Cost of revenues	28,691	18,026
Stock-based compensation	144	155

Gross margin	22,130	18,937

Operating expenses:
Research and development(1)	5,668	4,349
Selling, general and administrative(1)	9,196	5,874
Stock-based compensation	610	552

Total operating expenses	15,474	10,775

Operating income	6,656	8,162
Interest income	816	533
Other income (expense), net	87	(395)

	903	138
Income before income taxes	7,559	8,300
Provision for income taxes	2,648	3,197

Net income	$4,911	$5,103

Net income per share:
Basic	$0.13	$0.14

Diluted	$0.12	$0.13

Weighted-average number of shares used in per share calculations:
Basic	39,018	37,083

Diluted	41,197	40,231

(1) Amounts exclude stock-based compensation expense, as follows:
Research and development	211	164
Selling, general and administrative	399	388

Total	$610	$552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)
(Unaudited)

	March 26,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,001	$34,836
Marketable securities	166,474	156,647
Accounts receivable, net of allowance for doubtful accounts of $41 in 2005 and 2004	28,842	25,054
Inventories	10,354	11,232
Deferred tax assets	7,587	7,587
Prepaid expenses and other current assets	6,295	4,760

Total current assets	242,553	240,116
Restricted cash	2,250	2,250
Property and equipment, net	63,708	59,356
Deferred tax assets	570	570
Other assets	684	274

Total assets	$309,765	$302,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,683	$17,556
Accrued liabilities	15,132	14,685
Deferred revenue and customer advances	2,662	2,770

Total current liabilities	32,477	35,011
Deferred revenue and customer advances	135	195
Deferred rent	2,423	2,185

Total liabilities	35,035	37,391

Stockholders’ equity:
Common stock, $0.001 par value	39	39
Additional paid-in capital	253,195	249,149
Deferred stock-based compensation	(4,928)	(5,413)
Accumulated other comprehensive loss	(617)	(730)
Retained earnings	27,041	22,130

Total stockholders’ equity	274,730	265,175

Total liabilities and stockholders’ equity	$309,765	$302,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$4,911	$5,103
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,401	1,380
Stock-based compensation expense	754	707
Deferred tax provision	—	52
Tax benefit from employee stock option plans	683	2,524
Provision for excess and obsolete inventories	2,792	656
Changes in assets and liabilities:
Accounts receivable	(3,788)	(6,678)
Inventories	(1,914)	(1,376)
Prepaid expenses and other current assets	(1,649)	(3)
Accounts payable	(5,483)	(1,951)
Accrued liabilities	(1,718)	(1,366)
Deferred rent	237	—
Deferred revenues and customer advances	(168)	213

Net cash used in operating activities	(1,942)	(739)

Cash flows from investing activities:
Acquisition of property and equipment	(2,578)	(1,560)
Purchase of marketable securities	(21,242)	(11,260)
Proceeds from maturities of marketable securities	11,166	11,597
Acquisition of intangible asset	(400)	—

Net cash used in investing activities	(13,054)	(1,223)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,085	4,013
Repayment of notes receivable from stockholders	—	661

Net cash provided by financing activities	3,085	4,674

Effect of exchange rate changes on cash and cash equivalents	76	15
Net increase (decrease) in cash and cash equivalents	(11,835)	2,727
Cash and cash equivalents, beginning of the period	34,836	12,855

Cash and cash equivalents, end of the period	$23,001	$15,582

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$4,798	$6,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended March 27, 2004

Note 1 — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 26, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. The balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 25, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 — Significant Accounting Policies

     The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not materially changed during the three months ended March 26, 2005.

Note 3 — Inventories

     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Provisions for potentially excess and obsolete inventory are made based on inventory levels and future sales forecasts.

     Inventories consisted of the following (in thousands):

	March 26,	December 25,
	2005	2004
Raw materials	$4,372	$4,586
Work-in-progress	5,678	6,174
Finished goods	304	472

	$10,354	$11,232

Note 4 — Warranty

     The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three months ended March 26, 2005 follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2005	2004
Beginning balance	$560	$446
Reserve for warranties issued during the period	186	196
Settlements made during the period	(260)	(196)

Ending balance	$486	$446

     Management believes that the liability balance at March 26, 2005 is adequate to cover estimated future costs associated with warranty claims.

Note 5 — Stock-Based Compensation

     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of the pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company uses the Black-Scholes option pricing model to compute its stock-based compensation expense for pro forma purposes.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —
(Continued)

     Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro-forma amounts as follows:

	Three Months Ended
	March 26,	March 27,
	2005	2004
	(In thousands, except
	per share amounts)
Net income, as reported	$4,911	$5,103
Add: Stock-based employee compensation expense included in reported net income, net of tax	613	531
Deduct: Total stock-based employee compensation expense determined under the minimum and fair value based method for all awards, net of tax	(2,683)	(2,317)

Pro forma net income	$2,841	$3,317

Net income per share
Basic:
As reported	$0.13	$0.14

Pro forma	$0.07	$0.09

Diluted:
As reported	$0.12	$0.13

Pro forma	$0.07	$0.08

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

	Stock Options		ESPP
	Three Months Ended		Three Months Ended
	March 26,	March 27,	March 26,	March 27,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	3.79%	2.86%	2.59%	0.89%
Expected life (in years)	4.5	5.0	0.5	0.5
Expected volatility	49%	67%	50%	67%

     The weighted-average per share grant date fair value of options granted during the three months ended March 26, 2005 and March 27, 2004 was $10.48 and $6.63, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $8.02 and $7.18 for the three months ended March 26, 2005 and March 27, 2004, respectively.

Note 6 — Net Income per Share

     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock, common stock subject to repurchase and redeemable convertible preferred stock.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended
	March 26,	March 27,
	2005	2004
	(In thousands)
Numerator:
Net income	$4,911	$5,103

Denominator:
Weighted-average common stock outstanding	39,042	37,232
Less:
Weighted-average shares subject to repurchase	(24)	(149)

Weighted-average shares used in computing basic net income per share	39,018	37,083
Dilutive potential common shares used in computing diluted net income per share	2,179	3,148

Total weighted-average number of shares used in computing diluted net income per share	41,197	40,231

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —
(Continued)

     The following outstanding options to purchase common stock and restricted stock were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	March 26,	March 27,
	2005	2004
	(In thousands)
Stock options to purchase common stock	900	1,112
Restricted stock	38	—

Note 7 — Commitments and Contingencies

Legal Proceedings

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, the Company was not involved in any material legal proceedings, other than as set forth below.

     In February 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. The Korean Intellectual Property Office has dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom has appealed the dismissals of the challenges.

     On March 4, 2005, the Company filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated FormFactor proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates’’. As of the date of this Quarterly Report, Phicom had not yet responded to this complaint.

     The Company could incur material expenses in these litigations.

Indemnification Obligations

     The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of March 26, 2005.

Note 8 — Stockholders’ Equity

Comprehensive Income (Loss)

     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as a component of equity.

     Components of comprehensive income were as follows:

	Three Months Ended
	March 26, 2005	March 27, 2004
	(in thousands)
Net income	$4,911	$5,103
Change in unrealized gain on marketable securities	(250)	92
Foreign currency translation adjustments	363	(20)

Comprehensive income	$5,024	$5,175

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) —
(Continued)

     Components of accumulated comprehensive income (loss) were as follows:

	March 26, 2005	December 25, 2004
	(in thousands)
Unrealized gain (loss) on marketable securities	$(698)	$(448)
Cumulative translation adjustments	81	(282)

Accumulated other comprehensive income (loss)	$(617)	$(730)

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

     As of March 26, 2005, the Company had four forward exchange contracts outstanding to sell 205.1 million Yen for $2.0 million with contract rates ranging from 102.85 Yen to 103.87 Yen per U.S. dollar. These contracts are due between April and June 2005.

Note 10 — Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for annual fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. Management believes the adoption of SFAS No. 123R will have a material impact on net income and net income per share.

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

     Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source. We order materials and supplies based on backlog and non-binding forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory reserves as cost of revenues.

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

     Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing, sales and administrative activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth, as well as from the additional costs of being a publicly traded company including compliance with the Sarbanes-Oxley Act of 2002.

     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. In addition, we recorded an aggregate of $1.4 million in deferred stock-based compensation in fiscal 2004 and the three months ended March 26, 2005 related to the issuance of restricted stock. As of March 26, 2005, we had an aggregate of $4.9 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance would be amortized, absent adoption of SFAS No. 123R, as follows: $2.0 million during the remainder of fiscal 2005; $1.7 million during fiscal 2006; $870,000 during fiscal 2007; and $340,000 during fiscal 2008. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.

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

Results of Operations

     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 26, 2005	March 27, 2004
Revenues	100.0%	100.0%
Cost of revenues	56.3	48.6
Stock-based compensation	0.3	0.4

Gross margin	43.4	51.0

Operating expenses:
Research and development	11.1	11.7
Selling, general and administrative	18.0	15.8
Stock-based compensation	1.2	1.5

Total operating expenses	30.3	29.0

Operating income	13.1	22.0
Interest income	1.6	1.4
Other income (expense), net	0.1	(1.0)

	1.7	0.4
Income before income taxes	14.8	22.4
Provision for income taxes	5.2	8.6

Net income	9.6%	13.8%

Three Months Ended March 26, 2005 and March 27, 2004

     Revenues. Revenues for the three months ended March 26, 2005 were $51.0 million compared with $37.1 million for the three months ended March 27, 2004, an increase of $13.9 million, or 37.3%. The $13.9 million increase was due primarily to an increase of $12.9 million in revenues from DRAM manufacturers, an increase of $1.6 million from manufacturers of flash memory devices and an increase of $217,000 in other revenues, offset in part by a reduction of $812,000 in revenues generated from sales to logic manufacturers. Revenues continued to grow as conventional probe cards continued to be replaced by advanced wafer test technologies and more test was performed at the wafer level. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers’ overall capacity expansion. New applications like mobile RAM, the transition to 90 nanometer technologies, as well as the transition to DDR II contributed to the overall growth in revenues.

     The majority of revenues for the three months ended March 26, 2005 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $41.7 million, or 81.7% of revenues, for the quarter ended March 26, 2005 compared to $28.8 million, or 77.5% of revenues, for the quarter ended March 27, 2004. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology, DDR II architecture and mobile RAM applications.

     Revenues generated from sales to flash memory device manufacturers increased from $4.2 million for the three months ended March 27, 2004 to $5.8 million for the three months ended March 26, 2005. The increase was driven by continued bit growth and production ramp in the flash market as well as the continuous trend to higher parallelism wafer probe test of flash memory devices.

     Revenues from manufacturers of logic devices decreased to $3.1 million for the three months ended March 26, 2005 from $3.9 million for the three months ended March 27, 2004. The decrease was primarily driven by capacity constraints as capacity was allocated to customers outside of the logic market.

     Revenues by geographic region for the three months ended March 26, 2005 as a percentage of revenues were 32.3% in North America, 15.7% in Europe, 13.0% in Japan and 39.0% in Asia Pacific. Revenues by geographic region for the three months ended March 27, 2004 as a percentage of revenues were 40.4% in North America, 7.5% in Europe, 39.3% in Japan and 12.8% in Asia Pacific. For the three months ended March 26, 2005, revenues for all geographic regions, with the exception of Japan, increased due to strong demand for our wafer probe cards. Geographic revenue information for the three months ended March 26, 2005 and March 27, 2004 is based on the invoicing location of the customer.

     The following customers accounted for more than 10% of our revenues for the three months ended March 26, 2005 or March 27, 2004:

	Three Months Ended
	March 26, 2005	March 27, 2004
Spirox Corporation	31.7%	12.0%
Samsung	18.0	*
Infineon Technologies AG	13.3	*
Elpida	*	34.3
Intel Corporation	*	15.0
Micron Technologies Inc	*	13.2

*	Less than 10% of revenues.

     Gross Margin. Gross margin as a percentage of revenues was 43.4% for the three months ended March 26, 2005 compared with 51.0% for the three months ended March 27, 2004. The decrease in gross margin percentage was primarily due to increased start up costs related to our new factory and an increase in inventory reserves. During the quarter we incurred $4.4 million, which represented 8.6% of revenues, of start up expenses related to the bring up of our new manufacturing facility. We will continue to incur start up expenses relating to our new factory in 2005, including personnel and material expenses required for the new site ramp up and qualification, redundancy costs of maintaining two production sites in parallel and costs to transition from our current site to our new site.

     Research and Development. Research and development expenses increased to $5.7 million, or 11.1% of revenues, for the three months ended March 26, 2005 compared to $4.3 million, or 11.7% of revenues, for the three months ended March 27, 2004. The increase in absolute dollars was mainly due to an increase of approximately $800,000 in personnel costs and an increase of approximately $600,000 in development program materials and related costs. Through the three month period ended March 26, 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.

     Selling, General and Administrative. Selling, general and administrative expenses were $9.2 million for the three months ended March 26, 2005, or 18.0% of revenues, compared to $5.9 million, or 15.8% of revenues, for the three months ended March 27, 2004. The increase in absolute dollars was mainly due to an increase of approximately $1.4 million in personnel related expenses, an increase of approximately $410,000 in commissions to our sales representatives driven by the increase in revenues and an increase of $1.3 million in outside professional services that primarily related to patent litigation and the Sarbanes-Oxley Act compliance expenses.

     Interest Income and Other Income (Expense), Net. Interest income for the three months ended March 26, 2005 was $816,000 compared with $533,000 for the three months ended March 27, 2004. The increase was primarily due to a larger cash, cash equivalents and marketable securities balance at March 26, 2005 as well as higher interest rates. Other income for the three months ended March 26, 2005 was $87,000 compared to other expense of $395,000 for the three months ended March 27, 2004, comprised of mainly foreign currency gains or losses.

     Provision for Income Taxes. Provision for income taxes was $2.6 million for the three months ended March 26, 2005 compared with $3.2 million for the three months ended March 27, 2004. The $2.6 million tax provision for the three months ended March 26, 2005 reflected an effective tax rate of 35.0% compared to an effective tax rate of 38.5% for the three months ended March 27, 2004. The decrease in the effective tax rate was primarily due to the reinstatement of federal research and development credits.

Critical Accounting Policies and Estimates

     For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 25, 2004.

Liquidity and Capital Resources

     As of March 26, 2005, we had $191.7 million in cash and cash equivalents, marketable securities and restricted cash, compared with $193.7 million as of December 25, 2004.

     Net cash used in operating activities was $1.9 million for the three months ended March 26, 2005 compared to $739,000 for the three months ended March 27, 2004. Net cash used in operating activities for the three months ended March 26, 2005 resulted primarily from the payout of fiscal 2004 incentive compensation, a reduction in the tax benefit from option exercises, and an overall increase in spending to support revenue growth and our new factory.

     Accounts receivable increased by $3.8 million for the three months ended March 26, 2005 due to an increase in worldwide sales. Accounts receivable increased by $6.7 million for the three months ended March 27, 2004 due to an increase in revenues, particularly to customers in Japan where we typically experience longer payment terms. Our days sales outstanding from receivables (DSO) decreased from 52 days at March 27, 2004 to 44 days at March 26, 2005 as a result of more linear shipments and a larger portion of our sales going to customers with shorter payment terms.

     Inventories decreased by $878,000 from December 25, 2004 to March 26, 2005 due to an increase in inventory reserves. Inventories increased by $720,000 during the three months ended March 27, 2004 due to an increase in raw materials and work-in-process to support revenue growth.

     Accrued liabilities decreased by $1.7 million and $1.4 million for the three months ended March 26, 2005 and the three months ended March 27, 2004, respectively, primarily due to the payout of accrued incentive compensation.

     Net cash used in investing activities was $13.1 million for the three months ended March 26, 2005 compared to $1.2 million for the three months ended March 27, 2004. Net cash used in investing activities resulted primarily from the net purchase of marketable securities or maturity of marketable securities in each of these periods. Capital expenditures were $7.4 million for the three months ended March 26, 2005 and $8.3 million for the three months ended March 27, 2004 of which $2.6 million and $1.6 million were paid in cash, respectively. The increase in capital expenditures was due primarily to our investment in our new manufacturing facility.

     Net cash provided by financing activities was $3.1 million for the three months ended March 26, 2005, compared to $4.7 million for the three months ended March 27, 2004. Net cash provided by financing activities for the first quarter of 2005 and the first quarter of 2004 was mainly due to proceeds received from the exercise of employee stock options.

     In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. In October 2004, we signed an ten-year lease for an additional 12,000 square feet of research and development space. The remaining rent obligation over the term of the lease is $19.9 million and is accounted for as an operating lease.

     The following table describes our commitments to settle contractual obligations in cash as of March 26, 2005.

	Payments Due by Fiscal Year
	2005	2006-2007	2008-2009	After 2009	Total
	(In thousands)
Operating leases	$2,309	$4,705	$4,982	$7,930	$19,926

     We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing and introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter these types of arrangements in the future, which could also require us to seek additional equity or debt funding. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

     We do not participate as part of our ongoing business in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As a result, as of March 26, 2005, we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for annual fiscal periods beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. We believe the adoption of SFAS No. 123R will have a significant impact on net income and net income per share. The Company will adopt SFAS 123R in the first quarter of 2006.

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

     Our operating results are likely to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicator of our future performance. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:

•	customer demand for our products;

•	our ability to deliver reliable, cost-effective products in a timely manner;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of new product introductions and new technologies by our competitors and us;

•	our product and customer sales mix and geographical sales mix;

•	changes in the level of our operating expenses needed to support our anticipated growth;

•	a reduction in the price or the profitability of our products;

•	changes in our production capacity or the availability or the cost of components and materials;

•	our ability to bring new products into volume production efficiently;

•	our ability to add manufacturing capacity and to stabilize production yields and ramp production volume;

•	our ability to efficiently build out and move into our new manufacturing facility;

•	our relationships with customers and companies that manufacture semiconductor test equipment,

•	the timing of and return on our investments in research and development;

•	our ability to collect accounts receivable;

•	seasonality, principally due to our customers’ purchasing cycles; and

•	market conditions in our industry, the semiconductor industry and the economy as a whole.

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

     The growth of our business for the foreseeable future depends in large part upon sales of our wafer probe cards to manufacturers of dynamic random access memory, or DRAM, and flash memory devices. The recent downturn in the semiconductor industry caused various chip manufacturers to readdress their respective strategies for converting existing 200 mm wafer fabrication facilities to 300 mm wafer fabrication, or for building new 300 mm wafer fabrication facilities. Some manufacturers have delayed, cancelled or postponed previously announced plans to convert to 300 mm wafer fabrication. We believe that the decision to convert to a 300 mm wafer fabrication facility, or to ramp a 300mm facility, is made by each manufacturer based upon both internal and external factors, such as:

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

     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which devices are commonly referred to as flip chip logic devices. In the three months ended March 26, 2005, sales to manufacturers of DRAM devices accounted for 81.7% of our revenues, sales to manufacturers of logic devices accounted for 6.0% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.3% of our revenues. In the three months ended March 27, 2004, sales to manufacturers of DRAM devices accounted for 77.5% of our revenues, sales to manufacturers of logic devices accounted for 10.5% of our revenues, and sales to manufacturers of flash memory devices accounted for 11.3% of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets.

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

     The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation,

Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., Phicom Corporation and Tokyo Electron, Ltd., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three months ended March 26, 2005, three customers accounted for 63.0% of our revenues. In the three months ended March 27, 2004, four customers accounted for 74.5% of our revenues. Our ten largest customers accounted for 97.7% of our revenues in three months ended March 26, 2005 and 96.4% of our revenues in the three months ended March 27, 2004. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

     We rely on Spirox Corporation, our distributor in Taiwan, Singapore and China, for a substantial portion of our revenues. Sales to Spirox accounted for 31.7% of our revenues in the three months ended March 26, 2005 and 12.0% of our revenues in the three months ended March 27, 2004. Spirox also provides customer support. A reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, if we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region, it could consume substantial time and resources, decrease our revenues and increase our expenses.

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

We manufacture the majority of our products at a single facility, and any disruption in the operations of that facility could adversely impact our business and operating results.

     Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture the majority of our wafer probe cards at one facility located in Livermore, California. Any disruption in the operation of that facility, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of an alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.

     We initiated the move into our new campus facility in Livermore in 2004. In 2005 we anticipate completing the bring-up of our new manufacturing facility in Livermore and the transition of our manufacturing operations from our existing facility to our new facility. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, and transition costs, including any close down of our existing manufacturing facilities, are substantial. We might not be able to shift from our production facility where the majority of our products are currently manufactured to the new production facility efficiently or effectively. Our current transition plan will require us to have both our existing and new manufacturing facilities operational through our third fiscal quarter of 2005. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

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

     In 2002, we expanded our repair and service center in Seoul, South Korea. In 2003, we opened a repair and service center in Dresden, Germany. In 2004 we opened a repair and service center in Tokyo, Japan. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, do not expand or enhance our service centers, or open additional service centers, to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

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

     We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. See the “Legal Proceedings” section of this quarterly report for a description of the infringement actions we have brought against Phicom Corporation, one of our competitors, and the invalidity proceedings that Phicom has filed with the Korean Intellectual Property Office against certain of our patents. In addition to Phicom, other third parties have initiated challenges in foreign patent offices against other of our patents. While we do not have a monetary damages exposure in these various invalidity proceedings, it is possible we will incur material expenses in our litigation with Phicom or in defending our intellectual property more broadly. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others.

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

     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 67.7% for the three months ended March 26, 2005 and 59.6% for the three months ended March 27, 2004. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

     We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws including pending tax law changes such as the benefit from export sales and the research and development credit, changes in our business model or in our manufacturing activities, and by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

     The trading prices of the securities of technology companies have been highly volatile, and from the date of our initial public offering in June 2003 through March 26, 2005, our stock price has ranged from $16.00 a share to $29.08 a share. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:

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

     In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In addition, on December 8, 2004, our Compensation Committee approved entering into Change of Control Severance Agreements with each of our named executive officers and certain other executives. The Compensation Committee adopted these agreements as part of its review of our compensation and benefits.

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

     As of March 26, 2005, we had outstanding foreign exchange forward contracts to sell 205.1 million Yen for $2.0 million with contract rates ranging from 102.85 Yen to 103.87 Yen per U.S. dollar. Fluctuations in foreign currency exchange rates throughout the quarter ended March 26, 2005 and the unrealized gain or fair value of these contracts totaled $54,000 as of March 26, 2005 and was recognized in income. The fair value of these foreign currency forward exchange contracts as of March 26, 2005 would have changed by $193,000 if the foreign currency exchange rate for the Japanese Yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of March 26, 2005, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 26, 2005, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).

     In the light of two restatements of previously issued financial statements and audit adjustments and revisions made in the fourth quarter to the 2004 financial statements, FormFactor’s management has concluded that FormFactor’s disclosure controls and procedures were not effective as of March 26, 2005. To address the deficiency, FormFactor has taken and expects to take the remediation steps described below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in accordance with generally accepted accounting principles applicable.

Remediation Steps to Address Material Weakness

          During fiscal year 2004 and the first fiscal quarter of 2005, we took several steps toward remediation of the material weakness described above, including hiring a dedicated Chief Financial Officer, an Internal Audit Director and a Tax Director. However, as of March 26, 2005, the hiring of additional technical accounting resources, and testing of the effectiveness of the remediation plan, were significant steps that were not completed.

We are continuing to improve our internal control over financial reporting, by implementing appropriate remediation steps that may be required, including educating and training our employees, and recruiting and retaining qualified technical expertise to staff our finance function.

Internal Control Over Financial Reporting

     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, other than as described above under the caption “Remediation Steps to Address Material Weakness”, there has been no such change during the first quarter of fiscal 2005.

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

     In February 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to us. One complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including its MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. The Korean Intellectual Property Office has dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom has appealed the dismissals of the challenges.

     On March 4, 2005, we filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that Phicom has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” As of the date of this Quarterly Report, Phicom had not yet responded to this complaint.

     We could incur material expenses in these litigations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     (a) Not applicable.

     (b) Not applicable.

     (c) Not applicable.

     (d) Use of Initial Public Offering Proceeds

     The Securities and Exchange Commission declared FormFactor’s first registration statement, which it filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Through this registration statement, FormFactor registered 6,505,305 shares on its behalf and 394,695 shares on behalf of certain stockholders of FormFactor. All of the shares of FormFactor’s common stock that it registered were sold for an aggregate public offering price of $96.6 million. The net proceeds to us after paying underwriting discounts and commissions and offering costs was approximately $82.0 million. In addition, the selling stockholders paid approximately $2.7 million to us from their net proceeds in the offering to repay loans from us. Applying a first-in, first-out method of tracing cash proceeds from these offerings and cash generated from operating activities, we have concluded that all of the proceeds from the offerings have been used for general corporate purposes.

     (e) Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits

     (a) Exhibits

     The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.03	February 16, 2005, independent director compensation arrangement	8-K	02/23/05	0-50307

10.04	March 24, 2005, Key Employee Bonus Plan terms	8-K	03/30/05	0-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

By:	/s/ RON C. FOSTER

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

May 5, 2005

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.03	February 16, 2005, independent director compensation arrangement	8-K	02/23/05	0-50307

10.04	March 24, 2005, Key Employee Bonus Plan terms	8-K	03/30/05	0-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.