Form 10-Q
period 2005-06-25
FORMFACTOR INC
filed 2005-08-04
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
________________
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of July 31, 2005 was 39,717,134 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended June 25, 2005
Index

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues	$52,337	$43,154	$103,302	$80,272
Cost of revenues	30,434	20,158	59,125	38,184
Stock-based compensation	127	157	271	312

Gross margin	21,776	22,839	43,906	41,776

Operating expenses:
Research and development (1)	5,516	4,516	11,184	8,865
Selling, general and administrative (1)	9,377	6,862	18,573	12,736
Stock-based compensation	625	564	1,235	1,116

Total operating expenses	15,518	11,942	30,992	22,717

Operating income	6,258	10,897	12,914	19,059

Interest income	980	572	1,796	1,105
Other expense, net	(112)	(247)	(25)	(642)

	868	325	1,771	463

Income before income taxes	7,126	11,222	14,685	19,522
Provision for income taxes	(2,114)	(4,466)	(4,762)	(7,663)

Net income	$5,012	$6,756	$9,923	$11,859

Net income per share:
Basic	$0.13	$0.18	$0.25	$0.32

Diluted	$0.12	$0.17	$0.24	$0.29

Weighted-average number of shares used in per share calculations:
Basic	39,274	37,381	39,146	37,308

Diluted	41,497	40,609	41,355	40,388

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	185	226	396	390
Selling, general and administrative	440	338	839	726

Total	$625	$564	$1,235	$1,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	June 25,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$18,887	$34,836
Marketable securities	174,394	156,647
Accounts receivable, net of allowance for doubtful accounts of $118 in 2005 and $41 in 2004	33,346	25,054
Inventories	12,769	11,232
Deferred tax assets	7,587	7,587
Prepaid expenses and other current assets	4,371	4,760

Total current assets	251,354	240,116
Restricted cash	2,250	2,250
Property and equipment, net	67,848	59,356
Deferred tax assets	570	570
Other assets	645	274

Total assets	$322,667	$302,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,543	$17,556
Accrued liabilities	18,358	14,685
Deferred revenue and customer advances	2,924	2,770

Total current liabilities	36,825	35,011
Deferred revenue and customer advances	75	195
Deferred rent	2,402	2,185

Total liabilities	39,302	37,391

Stockholders’ equity:
Common stock, $0.001 par value	40	39
Additional paid-in capital	255,879	249,149
Deferred stock-based compensation	(4,200)	(5,413)
Accumulated other comprehensive loss	(407)	(730)
Retained earnings	32,053	22,130

Total stockholders’ equity	283,365	265,175

Total liabilities and stockholders’ equity	$322,667	$302,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$9,923	$11,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,764	3,337
Stock-based compensation expense	1,506	1,428
Deferred tax provision	—	52
Tax benefit from employee stock option plans	1,976	2,579
Increase (decrease) in allowance for doubtful accounts	77	(5)
Provision for excess and obsolete inventories	4,856	1,362
Changes in assets and liabilities:
Accounts receivable	(8,375)	(14,467)
Inventories	(6,393)	(2,942)
Prepaid expenses and other assets	272	244
Accounts payable	(4,952)	772
Accrued liabilities	3,719	3,234
Deferred rent	217	—
Deferred revenues and customer advances	34	439

Net cash provided by operating activities	10,624	7,892

Cash flows from investing activities:
Acquisition of property and equipment	(12,120)	(16,774)
Purchase of marketable securities	(46,640)	(78,313)
Proceeds from maturities of marketable securities	28,079	78,225
Acquisition of intangible asset	(400)	—

Net cash used in investing activities	(31,081)	(16,862)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,462	4,740
Repayment of notes receivable from stockholders	—	661

Net cash provided by financing activities	4,462	5,401

Effect of exchange rate changes on cash and cash equivalents	46	(1)
Net decrease in cash and cash equivalents	(15,949)	(3,570)
Cash and cash equivalents, beginning of the period	34,836	12,855

Cash and cash equivalents, end of the period	$18,887	$9,285

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$2,972	$3,788
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 25, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. The balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 25, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not changed during the three and six months ended June 25, 2005.
Note 3	— Inventories
     Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The Company provides inventory provisions based on excess and obsolete inventories determined primarily by future demand forecasts. The provision is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
     Inventories consisted of the following (in thousands):

	June 25,	December 25,
	2005	2004
Raw materials	$4,711	$4,586
Work-in-progress	7,705	6,174
Finished goods	353	472

	$12,769	$11,232

Note 4 — Warranty
     The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and six months ended June 25, 2005 follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Beginning balance	$486	$446	$560	$446
Provision for warranties issued during the period	278	230	464	426
Settlements made during the period	(246)	(182)	(506)	(378)

Ending balance	$518	$494	$518	$494

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 5 — Stock-Based Compensation
     The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of the pro forma information required under Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The Company uses the Black-Scholes option pricing model to compute its pro forma net income and net income per share.
     Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income, as reported	$5,012	$6,756	$9,923	$11,859
Add: Stock-based compensation expense included in reported net income, net of tax	514	541	1,057	1,036
Deduct: Total stock-based compensation expense determined under the minimum and fair value based methods for all awards, net of tax	(2,648)	(2,332)	(5,042)	(4,426)

Pro forma net income	$2,878	$4,965	$5,938	$8,469

Net income per share
Basic:
As reported	$0.13	$0.18	$0.25	$0.32

Pro forma	$0.07	$0.13	$0.15	$0.23

Diluted:
As reported	$0.12	$0.17	$0.24	$0.29

Pro forma	$0.07	$0.12	$0.14	$0.21

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

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Stock Options
Dividend yield	—	—	—	—
Risk-free interest rate	3.85%	3.68%	3.80%	3.43%
Expected life (in years)	4.5	5	4.5	5
Expected volatility	48.4%	67%	48.8%	67%
ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	3.22%	0.89%	3.22%	0.89%
Expected life (in years)	1.75	1.75	1.75	1.75
Expected volatility	50%	67%	50%	67%
     The weighted-average per share grant date fair value of options granted during the three and six months ended June 25, 2005 was $11.30 and $10.67, and was $8.74 and $8.10 for the three and six months ended June 26, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $8.04 for the three and six months ended June 25, 2005 and $7.18 for the three and six months ended June 26, 2004.
Note 6 — Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock and common stock subject to repurchase.
     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Numerator:
Net income	$5,012	$6,756	$9,923	$11,859

Denominator:
Weighted-average common stock outstanding	39,289	37,522	39,166	37,381
Less:
Weighted-average shares subject to repurchase	(15)	(141)	(20)	(73)

Weighted –average shares used in computing basic net income per share	39,274	37,381	39,146	37,308
Dilutive potential common shares used in computing diluted net income per share	2,223	3,228	2,209	3,080

Total weighted-average number of shares used in computing diluted net income per share	41,497	40,609	41,355	40,388

     The following outstanding options to purchase common stock and restricted stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Options to purchase common stock	454	125	677	619
Restricted stock	—	—	19	—
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
     On March 4, 2005, the Company filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates’’. As of the date of this Quarterly Report, Phicom has confirmed service of the complaint under the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents in Civil or Commercial Matters, an international treaty. Phicom has not yet responded on the merits to the Complaint, but has filed a motion with the Oregon federal court asking that the lawsuit be transferred to the U.S. District Court for the Northern District of California, which is where the Company’s principal place of business is located.
     The Company could incur material legal expenses with respect to these matters.

Indemnification Obligations
     The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of June 25, 2005.
Note 8 — Stockholders’ Equity
     Comprehensive Income (Loss)
     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as a component of stockholders’ equity.
     Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net income	$5,012	$6,756	$9,923	$11,859
Change in unrealized gain (loss) on marketable securities	220	(631)	(30)	(539)
Foreign currency translation adjustments	(10)	(4)	353	(24)

Comprehensive income	$5,222	$6,121	$10,246	$11,296

     Components of accumulated other comprehensive loss were as follows (in thousands):

	June 25, 2005	December 25, 2004

Unrealized loss on marketable securities	$(478)	$(448)
Foreign currency translation adjustments	71	(282)

Accumulated other comprehensive loss	$(407)	$(730)

Note 9 — Derivative Financial Instruments
     The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense, net. The Company does not use derivative financial instruments for trading or speculative purposes.
     As of June 25, 2005, the Company had one forward exchange contract outstanding to sell 92.4 million Yen for $871,400 with a contract rate of 106.05 Yen per U.S. dollar. This contract became due in July 2005.
Note 10 — Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and

SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.
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
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.
     On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS No. 123 (Revised 2004). Under the effective date provisions included in SFAS No. 123 (Revised 2004), the Company would have been required to implement SFAS No. 123 (Revised 2004) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123 (Revised 2004) are affected by SAB No. 107. Management believes the adoption of SFAS No. 123R will have a material impact on net income and net income per share.

Note 11 – Subsequent Events:
     In July 2005, the Company entered into four forward exchange contracts to hedge a portion of, but not all, existing and anticipated foreign currency transactions denominated in Japanese Yen expected to occur within six months. These outstanding foreign currency forward exchange contracts allow the Company to sell 860.2 million Yen for $7.6 million with contract rates ranging from 111.60 Yen to 112.66 Yen per U.S. dollar. These contracts expire on various dates through November 2005. The Company does not use derivative financial instruments for trading or speculative purposes.
     In July 2005, the Company entered into a Separation Agreement and General Release with its former Chief Operating Officer, Jens Meyerhoff, who left the Company effective as of July 15, 2005. Under the Separation Agreement, Mr. Meyerhoff will receive severance equal to $140,000, which represents six months of his base salary and is payable in the Company’s third quarter of its fiscal year 2005, and his 2005 target bonus in the amount of $238,000, which is payable in the Company’s first quarter of its fiscal year 2006, in each case less all applicable withholdings. In addition he will receive six months vesting credit for his outstanding options to purchase the Company’s common stock.
     In July 2005, the Company announced the termination of its agreement with Spirox with respect to the distribution of its products in Taiwan. The termination, which will be effective in October 2005, is part of the Company’s transition to a direct sales model in Taiwan.
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
     Revenues. Wafer probe card sales comprise substantially all of our revenues. Revenues have increased due to increased demand for our existing products, newly introduced products and new application for markets we had not previously penetrated. Revenues from our customers are subject to both quarterly and annual fluctuations due to a number of factors, including design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.
     Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and non-binding forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory reserves as cost of revenues.
     We design, manufacture and sell a fully custom product into the semiconductor test market that is subject to significant cyclicality and demand fluctuations. Wafer probe cards are complex products, custom to every specific chip design and have to be delivered on lead-times of most manufacturers’ cycle times. It is therefore sometimes necessary to start production and to acquire production materials ahead of the receipt of an actual purchase order. Wafer probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of our actual demand. Inventory valuation adjustments for these factors are considered a normal component of cost of revenues.
     Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred. We continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future.
     Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing, sales and administrative activities. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth.
     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. In addition, we recorded an aggregate of $1.4 million in deferred stock-based compensation in fiscal 2004 and the three months ended March 26, 2005 related to the issuance of restricted stock. As of June 25, 2005, we had an aggregate of $4.2 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance would be amortized, absent adoption of SFAS No. 123R, as follows: $1.3 million during the remainder of fiscal 2005; $1.7 million during fiscal 2006; $870,000 during fiscal 2007; and $330,000 during fiscal 2008. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.
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

Results of Operations
     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.2	46.7	57.2	47.6
Stock-based compensation	0.2	0.4	0.3	0.4

Gross margin	41.6	52.9	42.5	52.0
Operating expenses:
Research and development	10.5	10.5	10.8	11.0
Selling, general and administrative	17.9	15.9	18.0	15.9
Stock-based compensation	1.2	1.3	1.2	1.4

Total operating expenses	29.6	27.7	30.0	28.3

Operating income	12.0	25.2	12.5	23.7

Interest income	1.8	1.3	1.7	1.4
Other income (expense), net	(0.2)	(0.5)	(0.0)	(0.8)

	1.6	0.8	1.7	0.6

Income before income taxes	13.6	26.0	14.2	24.3
Provision for income taxes	(4.0)	(10.3)	(4.6)	(9.6)

Net income	9.6%	15.7%	9.6%	14.7%

     Three Months Ended June 25, 2005 and June 26, 2004
     Revenues. Revenues for the three months ended June 25, 2005 were $52.3 million compared with $43.2 million for the three months ended June 26, 2004, an increase of $9.1 million, or 21.1%. The $9.1 million increase was due primarily to an increase of $11.3 million in revenues from DRAM manufacturers and an increase of $367,000 from sales to logic manufacturers, offset in part by a reduction of $1.7 million in revenues generated from sales to manufacturers of flash memory devices and a reduction in other revenues of $816,000. Revenues continued to grow as conventional probe cards continued to be replaced by advanced wafer test technologies. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers’ overall capacity expansion. New applications like mobile RAM, the transition to 90 nanometer technologies, as well as the transition to DDR II contributed to the overall growth in revenues.
     The majority of revenues for the three months ended June 25, 2005 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $38.9 million, or 74.3% of revenues, for the quarter ended June 25, 2005 compared to $27.5 million, or 63.8% of revenues, for the quarter ended June 26, 2004. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology, DDR II architecture and 512 megabit density.
     Revenues generated from sales to flash memory device manufacturers decreased from $10.8 million for the three months ended June 26, 2004 to $9.1 million for the three months ended June 25, 2005. The decrease was driven by lower demand for NOR flash applications.
     Revenues from manufacturers of logic devices increased to $4.6 million for the three months ended June 25, 2005 from $4.2 million for the three months ended June 26, 2004. The increase was primarily driven by demand for high parallelism test products.
     Revenues by geographic region for the three months ended June 25, 2005 as a percentage of revenues were 35.6% in North America, 6.3% in Europe, 19.3% in Japan and 38.8% in Asia Pacific. Revenues by geographic region for the three months ended June 26, 2004 as a percentage of revenues were 43.0% in North America, 11.0% in Europe, 25.6% in Japan and 20.4% in Asia Pacific. Geographic revenue information for the three months ended June 25, 2005 and June 26, 2004 is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries.
     The following customers accounted for more than 10% of our revenues for the three months ended June 25, 2005 or June 26, 2004:

	Three Months Ended
	June 25, 2005	June 26, 2004
Spirox Corporation	28.4%	17.2%
Samsung	17.1	*
Elpida	14.5	15.2
Intel Corporation	11.9	17.8
Hynix	11.8	*
Micron Technologies	*	10.9

*	Less than 10% of revenues.
     Gross Margin. Gross margin as a percentage of revenues was 41.6% for the three months ended June 25, 2005 compared with 52.9% for the three months ended June 26, 2004. The decrease in gross margin percentage was primarily due to start up costs related to our new factory and higher inventory charges. During the quarter we incurred $4.7 million, which represented 9.1% of revenues, of start up expenses related to the bring up of our new manufacturing facility. We will continue to incur start up expenses relating to our new factory for the remainder of 2005, including personnel and material expenses required for the new site ramp up and qualification, redundancy costs of maintaining two production sites in parallel and costs to transition from our current site to our new site.
     Research and Development. Research and development expenses increased to $5.5 million, or 10.5% of revenues, for the three months ended June 25, 2005 compared to $4.5 million, or 10.5% of revenues, for the three months ended June 26, 2004. The increase in absolute dollars was mainly due to an increase of approximately $460,000 in personnel costs and an increase of approximately $580,000 in development program related costs. Through the three month period ended June 25, 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.
     Selling, General and Administrative. Selling, general and administrative expenses were $9.4 million for the three months ended June 25, 2005, or 17.9% of revenues, compared to $6.9 million, or 15.9% of revenues, for the three months ended June 26, 2004. The increase in absolute dollars was mainly due to an increase of approximately $1.4 million in personnel related expenses, an increase of approximately $200,000 in commissions to our sales representatives driven by the increase in revenues, an increase of $700,000 in outside professional services that primarily related to patent litigation and other consulting services, including compliance with the Sarbanes-Oxley Act, and an increase of $200,000 in other expenses.
     Interest Income and Other Expense, Net. Interest income for the three months ended June 25, 2005 was $980,000 compared with $572,000 for the three months ended June 26, 2004. The increase was primarily due to a larger cash, cash equivalents and marketable securities balance throughout the three months ended June 25, 2005. Other expense was $112,000 and $247,000 for the three months ended June 25, 2005 and June 26, 2004, respectively. Other expense was comprised mainly of foreign currency losses.
     Provision for Income Taxes. Provision for income taxes was $2.1 million for the three months ended June 25, 2005 compared with $4.5 million for the three months ended June 26, 2004. The $2.1 million provision for the second quarter of 2005 reflected an effective tax rate of 29.7% compared with an effective tax rate of 39.8% for the second quarter of 2004. The decrease in the effective tax rate for this period was primarily driven by an increase in export tax incentives, tax-exempt interest and reinstatement of U.S. legislation for research and development credits. These rate reductions were partially offset by an increase in unutilized foreign losses. The tax rate for the second quarter of 2005 reflects an increase in forecasted export tax incentives, which caused a decrease in 2005 expected tax rate and resulted in a lower tax rate for this quarter. The effective tax rate for fiscal 2004 was 35.6% and we expect our effective tax rate for fiscal 2005 to be 32.4%.
     Six Months Ended June 25, 2005 and June 26, 2004
     Revenues. Revenues for the six months ended June 25, 2005 were $103.3 million compared with $80.3 million for the six months ended June 26, 2004, an increase of $23.0 million, or 28.7%. The $23.0 million increase was due primarily to an increase of $24.2 million in revenues from DRAM manufacturers, offset in part by a slight reduction in revenues generated from sales to manufacturers of flash memory devices and logic manufacturers and a decrease in other revenues. Revenues continued to grow as conventional probe cards continued to be replaced by advanced wafer test technologies and more test was performed at the wafer level. The build out of 300mm wafer production capacity and the transition to 90 nanometer technologies, to DDR II architecture and 512 megabit density contributed to the overall growth in revenues.
     The majority of revenues for the six months ended June 25, 2005 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $80.5 million, or 77.9% of revenues, for the six months ended June 25, 2005 compared to $56.3 million, or 70.1% of revenues, for the six months ended June 26, 2004. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology, DDR II architecture and 512 megabit density.
     Revenues generated from sales to flash memory device manufacturers decreased from $15.0 million for the six months ended June 26, 2004 to $14.8 million for the six months ended June 25, 2005. The decrease was driven by slightly lower demand for NOR flash applications.
     Revenues from manufacturers of logic devices decreased to $7.6 million for the six months ended June 25, 2005 from $8.1 million for the six months ended June 26, 2004. The decrease was primarily driven by capacity constraints as capacity was allocated to customers outside of the logic market.
     Revenues by geographic region for the six months ended June 25, 2005 as a percentage of revenues were 34.0% in North America, 10.9% in Europe, 16.2% in Japan and 38.9% in Asia Pacific. Revenues by geographic region for the six months ended June 26, 2004 as a percentage of revenues were 41.8% in North America, 9.4% in Europe, 31.9% in Japan and 16.9% in Asia Pacific. Geographic revenue information for the six months ended June 25, 2005 and June 26, 2004 is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries.

     The following customers accounted for more than 10% of our revenues for the six months ended June 25, 2005 or June 26, 2004:

	Six Months Ended
	June 25, 2005	June 26, 2004
Spirox Corporation	30.1%	14.8%
Samsung	17.5	*
Elpida	12.0	24.0
Hynix	10.0	*
Intel Corporation	*	16.6
Micron Technologies	*	11.9

*	Less than 10% of revenues.
     Gross Margin. Gross margin as a percentage of revenues was 42.5% for the six months ended June 25, 2005 compared with 52.0% for the six months ended June 26, 2004. The decrease in gross margin percentage was primarily due to start up costs related to our new factory and higher inventory charges. During the first six months of 2005 we incurred $9.1 million, which represented 8.8% of revenues, of start up expenses related to the bring up of our new manufacturing facility. We will continue to incur start up expenses relating to our new factory in 2005, including personnel and material expenses required for the new site ramp up and qualification, redundancy costs of maintaining two production sites in parallel and costs to transition from our current site to our new site.
     Research and Development. Research and development expenses increased to $11.2 million, or 10.8% of revenues, for the six months ended June 25, 2005 compared to $8.9 million, or 11.0% of revenues, for the six months ended June 26, 2004. The increase in absolute dollars was mainly due to an increase of approximately $1.3 million in personnel costs and an increase of approximately $1.0 million in development program related costs. Through the six month period ended June 25, 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies.
     Selling, General and Administrative. Selling, general and administrative expenses were $18.6 million for the six months ended June 25, 2005, or 18.0% of revenues, compared to $12.7 million, or 15.9% of revenues, for the six months ended June 26, 2004. The increase in absolute dollars was mainly due to an increase of approximately $2.4 million in personnel related expenses, an increase of approximately $600,000 in commissions to our sales representatives driven by the increase in revenues, an increase of $2.0 million in outside professional services that primarily related to patent litigation and compliance with the Sarbanes-Oxley Act and an increase of $200,000 in other expenses.
     Interest Income and Other Expense, Net. Interest income for the six months ended June 25, 2005 was $1.8 million compared with $1.1 million for the six months ended June 26, 2004. The increase was primarily due to a larger cash, cash equivalents and marketable securities balance throughout the six month period ended June 25, 2005, as well as higher interest rates. Other expense was $25,000 and $642,000 for the six months ended June 25, 2005 and June 26, 2004, respectively. Other expense was comprised of mainly foreign currency gains or losses.
     Provision for Income Taxes. Provision for income taxes was $4.8 million for the six months ended June 25, 2005 compared with $7.7 million for the six months ended June 26, 2004. The $4.8 million provision for the first half of 2005 reflected an effective tax rate of 32.4% compared with an effective tax rate of 39.3% for the first half of 2004. The decrease in the effective tax rate for this period was primarily driven by an increase in export tax incentives, tax-exempt interest and reinstatement of U.S. legislation for research and development credits. These rate reductions were partially offset by an increase in unutilized foreign losses. The effective tax rate for fiscal 2004 was 35.6% and we expect our effective tax rate for fiscal 2005 to be 32.4%.

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
Liquidity and Capital Resources
     As of June 25, 2005, we had $195.5 million in cash, cash equivalents, marketable securities and restricted cash, compared with $193.7 million as of December 25, 2004.
     Net cash provided by operating activities was $10.6 million for the six months ended June 25, 2005 compared to $7.9 million for the six months ended June 26, 2004. Net cash provided by operating activities for the six months ended June 25, 2005 resulted primarily from net income as the impact of non-cash items that were recorded on the statements of income, primarily depreciation and amortization expense and the provision for excess and obsolete inventories, were offset by investments in accounts receivable and inventories to support growth.
     Accounts receivable increased by $8.4 million for the six months ended June 25, 2005 and $14.5 million for the six months ended June 26, 2004, respectively, due to an increase in worldwide sales. Our days sales outstanding from receivables (DSO) decreased from 60 days at June 26, 2004 to 46 days at June 25, 2005 as a result of a larger portion of our sales going to customers with shorter payment terms.
     Inventories, net increased by $1.5 million from December 25, 2004 to June 25, 2005 and increased by $1.6 million from December 27, 2003 to June 26, 2004 due to an increase in work-in-process to support revenue growth.
     Accrued liabilities increased by $3.7 million and $3.2 million for the six months ended June 25, 2005 and the six months ended June 26, 2004, respectively, primarily due to accrued income taxes as well as accrued employee incentive compensation.
     Net cash used in investing activities was $31.1 million for the six months ended June 25, 2005 compared to $16.9 million for the six months ended June 26, 2004. Net cash used in investing activities resulted primarily from the net purchase of marketable securities or maturity of marketable securities in each of these periods. Capital expenditures were $15.1 million for the six months ended June 25, 2005 and $20.6 million for the six months ended June 26, 2004, of which $12.1 million and $16.8 million were paid in cash, respectively. Capital expenditures for those periods related primarily to our investment in our new manufacturing facility.
     Net cash provided by financing activities was $4.5 million for the six months ended June 25, 2005, compared to $5.4 million for the six months ended June 26, 2004. Net cash provided by financing activities for each of these periods was mainly due to proceeds from the issuance of common stock under employee stock plan.
     In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space. The remaining rent obligation over the term of the lease is $19.2 million and is accounted for as an operating lease.
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

Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 25, 2005, we were not involved in any unconsolidated SPE transactions.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. We are required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007. Our results of operations and financial condition will only be impacted by SFAS No. 154 if we implement changes in accounting principle that are addressed by the standard or correct accounting errors in future periods.
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
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating what impact, if any, this statement will have on our financial statements.
     On April 14, 2005, the Securities and Exchange Commission (“SEC”) adopted a new rule, Staff Accounting Bulletin (“SAB”) No. 107, amending the effective date for SFAS No. 123 (Revised 2004). Under the effective date provisions included in SFAS No. 123 (Revised 2004), we would have been required to implement SFAS No. 123 (Revised 2004) as of the first interim or annual reporting period that begins after June 15, 2005. SAB No. 107 allows the Company to implement SFAS No. 123 (Revised 2004) at the beginning of the next fiscal year that begins after June 15, 2005. None of the accounting provisions of SFAS No. 123 (Revised 2004) are affected by SAB No. 107. We believe the adoption of SFAS No. 123R will have a material impact on net income and net income per share.
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
     Our operating results are likely to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:
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
     We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes us to design and produce our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We will incur substantial start-up costs in connection with the build out and move into our new manufacturing facility with respect to the implementation of new manufacturing technologies, methods and processes and the purchase of new equipment, which could negatively impact our gross margin. Similar start up costs and negative impact may occur as we modify our manufacturing processes. We could experience manufacturing delays and inefficiencies as we transition to our new manufacturing facility, and when we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products increases, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. In the past, we have experienced difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.
If we do not keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.
     We must continue to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer, 100 nanometer, 90 nanometer and 70 nanometer technology nodes, to 512 megabit density devices and to Double Data Rate II, or DDR II, architecture devices. By further example, the anticipated transition to Double Data Rate III, or DDR III, architecture devices will be a technological change for the semiconductor industry. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:
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
If semiconductor memory device manufacturers delay or discontinue the conversion to 300 mm wafers, our growth could be impeded.
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
     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. In the three and six months ended June 25, 2005, sales to manufacturers of DRAM devices accounted for 74.3% and 77.9%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 8.7% and 7.4%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 17.0% and 14.4%, respectively, of our revenues. In the three and six months ended June 26, 2004, sales to manufacturers of DRAM devices accounted for 63.8% and 70.1%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 9.7% and 10.1%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 25.0% and 18.7%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets.
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
     The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, Kulicke and Soffa Industries, Inc., Micronics Japan Co., Ltd., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Tokyo Electron, Ltd., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.
We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.
     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three and six months ended June 25, 2005, three customers accounted for 60.0% and 59.6%, respectively, of our revenues. In the three and six months ended June 26, 2004, four customers accounted for 61.1% and 67.3%, respectively, of our revenues. Our ten largest customers accounted for 97.6% and 97.2%, respectively, of our revenues in the three and six months ended June 25, 2005 and 96.2% and 95.5%, respectively, of our revenues in the three and six months ended June 26, 2004. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, the continuing trend toward consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.
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

We presently rely upon a distributor for a substantial portion of our revenues, and the upcoming change in that relationship, or other disruption or other change in our relationship with our distributor could have a negative impact on our revenues.
     We presently rely on Spirox Corporation, our distributor in Taiwan, Singapore, Philippines and China, for a substantial portion of our revenues. Sales to Spirox accounted for 28.5% and 30.1%, respectively, of our revenues in the three and six months ended June 25, 2005 and 17.2% and 14.8%, respectively, of our revenues in the three and six months ended June 26, 2004. Spirox also provides customer support. We recently announced the termination of our agreement with Spirox with respect to the distribution of our products in Taiwan. The termination, which will be effective in October 2005, is part of our transition to a direct sales model in Taiwan. The reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, any part of our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, if we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region as we, for example, are undertaking in Taiwan, it could consume substantial time and resources, decrease our revenues and increase our expenses.
If our relationships with our independent sales representatives change, our business could be harmed.
     We currently rely on independent sales representatives to assist us in the sale of our products in various geographic regions. If we make the business decision to terminate or modify our relationships with one or more of our independent sales representatives, or if an independent sales representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales from existing customers and fail to obtain new customers.
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
     If semiconductor manufacturers implement chip designs that include increased built-in self-test capabilities, or similar functions or methodologies that increase test throughput, it could negatively impact our sales or the migration of elements of final test to the wafer level. Additionally, if new chip designs or types of chips are implemented that require less, or even no, test using wafer probe cards, or significantly reduce wafer test complexity, our revenues could be impacted. Further, if new chip designs are implemented which we are unable to test, or which we are unable to test efficiently and provide our customers with an acceptably low overall cost of test, our revenues could be negatively impacted.
     We incur significant research and development expenses in conjunction with the introduction of new product platforms. Often, we time our product introductions to the introduction of new test equipment platforms or the declination of manufacturers to adopt a new test platform. Because our customers require both test equipment and wafer probe cards, any delay or disruption in the introduction of new test equipment platforms would negatively affect our growth.
We manufacture the majority of our products at our existing facility, and any disruption in the operations of that facility or in our new facility could adversely impact our business and operating results.

     Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture the majority of our wafer probe cards at our existing facility located in Livermore, California. We are manufacturing our remaining wafer probe cards at our new facility, which is also located in Livermore, and plan to transition our manufacturing operations to our new facility in 2005. Any disruption in the operation of either of our facilities, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.
If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.
     We initiated the move into our new campus facility in Livermore in 2004. In 2005 we anticipate completing the bring-up of our new manufacturing facility in Livermore and the transition of our manufacturing operations from our existing facility to our new facility. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, and transition costs, including personnel and material expenses required for the new site ramp and qualification, redundancy costs of maintaining two production sites in parallel, and any close down of our existing manufacturing facilities, are substantial. We might not be able to shift from our production facility where the majority of our products are currently manufactured to the new production facility efficiently or effectively. Our current transition plan will require us to have both our existing and new manufacturing facilities operational through 2005. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.
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
     We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a single or sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.
Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.
     The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. A further example is that during our fiscal quarter ending December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:
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
     In 2002, we expanded our repair and service center in Seoul, South Korea. In 2003, we opened a repair and service center in Dresden, Germany. In 2004 we opened a repair and service center in Tokyo, Japan, and we recently opened a service and design center in Taiwan. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, or do not expand or enhance our service centers, or open additional service centers, to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.
If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.
     Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and moved our corporate headquarters and began transitioning our manufacturing operations into this facility in 2004. This transition is continuing. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Certain of our officers have limited experience in managing large or rapidly growing businesses. In addition, certain members of our management have limited experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.
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
     We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. See the “Legal Proceedings” section of this quarterly report for a description of the infringement actions we have brought against Phicom Corporation, one of our competitors, and the invalidity proceedings that Phicom is pursuing against certain of our patents. In addition to Phicom, other third parties have initiated challenges in foreign patent offices against certain of our other patents. While we do not have a monetary damages exposure in these various invalidity proceedings, it is possible we will incur material expenses in our litigation with Phicom or in defending our intellectual property more broadly. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our technical and management personnel. In addition, many of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others.
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
     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 64.4% and 66.0%, respectively, for the three and six months ended June 25, 2005 and 57.0% and 58.2%, respectively, for the three and six months ended June 26, 2004. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:
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
Our failure to remediate in a timely fashion our material weakness or our significant deficiencies in internal control over financial reporting could depress the trading price of our common stock.
     In connection with our annual evaluation of our internal control over financial reporting, we identified one material weakness and several significant deficiencies. Although we have taken a number of steps during fiscal 2004 and the first two fiscal quarters of 2005 to address the material weakness and significant deficiencies, we have not been able to conclude that the material weakness, or that all of the significant deficiencies, have been fully remediated. If we, or our independent auditors, identify a material weakness as of the end of fiscal 2005, the independent auditors will be required to issue an adverse report on our internal control over financial reporting, which could adversely affect the trading price of our common stock.
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
     The trading prices of the securities of technology companies have been highly volatile, and from the date of our initial public offering in June 2003 through June 25, 2005, our stock price has ranged from $14.00 a share to $29.98 a share. The trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan and Korea operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are recognized in other expense, net when the related transactions being hedged are recognized.
     As of June 25, 2005, we had one outstanding foreign exchange forward contract to sell 92.4 million Yen for $871,400 with a contract rate of 106.05 Yen per U.S. dollar. The fair value of this foreign currency forward exchange contract as of June 25, 2005 would have changed by $87,000 if the foreign currency exchange rate for the Japanese Yen to the U.S. dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.
     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of June 25, 2005, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 25, 2005, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
     In the light of two restatements of previously issued financial statements and audit adjustments and revisions made in the fourth quarter to the 2004 financial statements, FormFactor’s management has concluded that FormFactor’s disclosure controls and procedures were not effective as of June 25, 2005. To address the deficiency, FormFactor has taken and expects to take the remediation steps described below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in accordance with generally accepted accounting principles.

Remediation Steps to Address Material Weakness
     During the first half of fiscal 2005, we took several steps toward remediation of the material weakness described above, including hiring a dedicated Chief Financial Officer in the first quarter and additional qualified accounting personnel in the second quarter. Subsequent to June 25, 2005 we hired a dedicated Director to manage the Sarbanes Oxley 404 control improvement program.
     In the second quarter we strengthened internal control over the period-end financial reporting processes by implementing procedures to identify technical accounting issues with new and non-recurring transactions, and we have added controls for analyzing the impact of technical accounting literature on new and recurring transactions.
     We expect to continue our efforts of improving our internal control over financial reporting in order to remediate the material weakness described above. We need additional time to demonstrate effectiveness and sustainability of the newly implemented key controls over the period-end financial reporting processes.
Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, other than as described above under the caption “Remediation Steps to Address Material Weakness”, there has been no such change during the second quarter of fiscal 2005.
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
     On March 4, 2005, we filed a patent infringement lawsuit in federal district court in Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that Phicom has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” As of the date of this Quarterly Report, Phicom has confirmed service of the complaint under the Hague Convention on the Service Abroad of Judicial and Extrajudicial Documents in Civil or Commercial Matters, an international treaty. Phicom has not yet responded on the merits to the Complaint, but has filed a motion with the Oregon federal court asking that the lawsuit be transferred to the U.S. District Court for the Northern District of California, which is where the Company's principal place of business is located.
     We could incur material legal expenses with respect to these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2005 Annual Meeting of Stockholders on May 19, 2005. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:
Proposal 1: To elect the following nominees as the two Class II directors to FormFactor’s board of directors, each to serve on our board of directors until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal:

Nominee	For	Withheld
Dr. Homa Bahrami	35,452,385	130,772
G. Carl Everett, Jr.	34,372,685	1,310,445
     Our board of directors consists of seven members and is divided into three classes – Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders. The terms of office of the Class I and III directors continued after the 2005 Annual Meeting of Stockholders. The Class I directors are Dr. William H. Davidow and Dr. Igor Y. Khandros, whose terms expire at the annual meeting of stockholders to be held in 2007, and the Class III directors are Joseph R. Bronson, James A. Prestridge and Harvey A. Wagner, whose terms expire at the annual meeting of stockholders to be held in 2006. The Company announced at its 2005 Annual Meeting of Stockholders that William H. Davidow, Ph.D., the Company’s Chairperson and a Class I member of the board of directors (the “Board”) confirmed he will step down from the Board effective August 5, 2005. Dr. Davidow has accepted an appointment to become Chairperson Emeritus of the Company beginning August 5, 2005. The Company also announced the election of James A. Prestridge, a current member of the Board, to the position of Chairperson of the Board, effective August 5, 2005.
     Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as FormFactor’s independent registered public accounting firm for the fiscal year ending December 31, 2005:

For	Against	Abstain	Broker Non-Votes
35,517,215	65,815	100	0
Item 5. Other Information
Not applicable.

Item 6. Exhibits
     The following exhibits are filed herewith or incorporated herein by reference:

Incorporated by Reference
Exhibit			Date of		Exhibit	Filed
Number	Exhibit Description	Form	Filing	File Number	Number	Herewith
3.02	Amended and Restated By-Laws of the Registrant.	8-K	5/25/2005	000-50307	3.02

10.01	Letter Agreement to that certain Basic Purchase Agreement by and among the Registrant, Infineon Technologies AG, Whiteoak Semiconductor Partnership and Promos Technologies Inc. dated July 9, 1999, as amended.					X

10.02*	Amendment to that certain Basic Purchase Agreement by and among the Registrant, Infineon Technologies AG, Whiteoak Semiconductor Partnership and Promos Technologies Inc. dated July 9, 1999, as amended.					X

10.03*	Amendment No. 2 to that certain Authorized International Distributor Agreement by and between the Registrant and Spirox Corporation dated June 1, 2000, as amended.					X

10.04	Separation Agreement and General Release by and between the Registrant and Jens Meyerhoff dated July 20, 2005.	8-K	7/25/2005	000-50307	10.01

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.
By:	/s/ RON C. FOSTER
Ron C. Foster
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

August 4, 2005

EXHIBIT INDEX

Incorporated by Reference
Exhibit			Date of		Exhibit	Filed
Number	Exhibit Description	Form	Filing	File Number	Number	Herewith
3.02	Amended and Restated By-Laws of the Registrant.	8-K	5/25/2005	000-50307	3.02

10.01	Letter Agreement to that certain Basic Purchase Agreement by and among the Registrant, Infineon Technologies AG, Whiteoak Semiconductor Partnership and Promos Technologies Inc. dated July 9, 1999, as amended.					X

10.02*	Amendment to that certain Basic Purchase Agreement by and among the Registrant, Infineon Technologies AG, Whiteoak Semiconductor Partnership and Promos Technologies Inc. dated July 9, 1999, as amended.					X

10.03*	Amendment No. 2 to that certain Authorized International Distributor Agreement by and between the Registrant and Spirox Corporation dated June 1, 2000, as amended.					X

10.04	Separation Agreement and General Release by and between the Registrant and Jens Meyerhoff dated July 20, 2005.	8-K	7/25/2005	000-50307	10.01

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Form 10-Q and have been filed separately with the Securities and Exchange Commission.

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.