Form 10-Q
period 2005-09-24
FORMFACTOR INC
filed 2005-11-02
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of October 28, 2005 was 40,070,710 shares.

FormFactor, Inc.
Form 10-Q for the Quarterly Period Ended September 24, 2005
Index

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenues	$62,374	$51,377	$165,676	$131,649
Cost of revenues	33,980	25,471	93,105	63,655
Stock-based compensation	108	154	379	466

Gross margin	28,286	25,752	72,192	67,528

Operating expenses:
Research and development (1)	7,700	5,555	18,884	14,420
Selling, general and administrative (1)	10,655	7,904	29,228	20,640
Stock-based compensation	1,397	455	2,632	1,571

Total operating expenses	19,752	13,914	50,744	36,631

Operating income	8,534	11,838	21,448	30,897

Interest income	1,116	635	2,912	1,740
Other income and expense, net	(630)	(156)	(655)	(798)

	486	479	2,257	942
Income before income taxes	9,020	12,317	23,705	31,839
Benefit from (provision for) income taxes	758	(4,820)	(4,004)	(12,483)

Net income	$9,778	$7,497	$19,701	$19,356

Net income per share:
Basic	$0.25	$0.20	$0.50	$0.52

Diluted	$0.23	$0.19	$0.47	$0.48

Weighted-average number of shares used in per share calculations:
Basic	39,733	37,632	39,343	37,584

Diluted	41,762	40,499	41,492	40,490

(1) Amounts exclude stock-based compensation expense as follows:
Research and development	181	216	577	606
Selling, general and administrative	1,216	239	2,055	965

Total	$1,397	$455	$2,632	$1,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	September 24,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$23,690	$34,836
Marketable securities	177,892	156,647
Accounts receivable, net of allowance for doubtful accounts of $74 in 2005 and $41 in 2004	35,468	25,054
Inventories	14,416	11,232
Deferred tax assets	9,754	7,587
Prepaid expenses and other current assets	7,522	4,760

Total current assets	268,742	240,116
Restricted cash	2,250	2,250
Property and equipment, net	75,379	59,356
Deferred tax assets	2,665	570
Other assets	473	274

Total assets	$349,509	$302,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,810	$17,556
Accrued liabilities	20,164	14,685
Deferred revenue and customer advances and other	4,132	2,770

Total current liabilities	43,106	35,011
Deferred revenue and customer advances	16	195
Deferred rent	3,047	2,185

Total liabilities	46,169	37,391

Stockholders’ equity:
Common stock, $0.001 par value	40	39
Additional paid-in capital	264,861	249,149
Deferred stock-based compensation	(3,172)	(5,413)
Accumulated other comprehensive loss	(220)	(730)
Retained earnings	41,831	22,130

Total stockholders’ equity	303,340	265,175

Total liabilities and stockholders’ equity	$349,509	$302,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 24, 2005	September 25, 2004
Cash flows from operating activities:
Net income	$19,701	$19,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,184	5,397
Stock-based compensation expense	3,011	2,037
Deferred tax benefit	(4,262)	—
Tax benefit from employee stock option plans	4,379	3,221
Increase (decrease) in allowance for doubtful accounts	33	(5)
Provision for excess and obsolete inventories	8,085	2,815
Loss on disposal of property and equipment	80	—
Changes in assets and liabilities:
Accounts receivable	(10,447)	(13,940)
Inventories	(11,270)	(4,841)
Prepaid expenses and other assets	(2,859)	(1,033)
Accounts payable	(4,138)	(537)
Accrued liabilities	5,576	4,972
Deferred rent	862	—
Deferred revenues and customer advances	1,183	218

Net cash provided by operating activities	22,118	17,660

Cash flows from investing activities:
Acquisition of property and equipment	(21,275)	(23,407)
Purchase of marketable securities	(129,135)	(114,375)
Proceeds from maturities of marketable securities	106,910	124,365
Restricted cash	—	300
Acquisition of intangible asset	(400)	—

Net cash used in investing activities	(43,900)	(13,117)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,562	7,950
Repayment of notes receivable from stockholders	—	661

Net cash provided by financing activities	10,562	8,611

Effect of exchange rate changes on cash and cash equivalents	74	(8)
Net increase (decrease) in cash and cash equivalents	(11,146)	13,146
Cash and cash equivalents, beginning of the period	34,836	12,855

Cash and cash equivalents, end of the period	$23,690	$26,001

Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable	$5,443	$7,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 24, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or for any other period. The balance sheet at December 25, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 25, 2004 included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission.
Note 2 — Significant Accounting Policies
     The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 25, 2004 filed with the Securities and Exchange Commission. The Company’s significant accounting policies have not changed during the three and nine months ended September 24, 2005.
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
Inventories consisted of the following (in thousands):

	September 24,	December 25,
	2005	2004
Raw materials	$5,681	$4,586
Work-in-progress	8,083	6,174
Finished goods	652	472

	$14,416	$11,232

Note 4 — Warranty
     The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and nine months ended September 24, 2005 follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Beginning balance	$518	$494	$560	$446
Provision for warranties issued during the period	215	180	679	606
Settlements made during the period	(213)	(180)	(719)	(558)

Ending balance	$520	$494	$520	$494

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
     Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income would have been changed to the pro forma amounts as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income, as reported	$9,778	$7,497	$19,701	$19,356
Add: Stock-based compensation expense included in reported net income, net of tax	1,029	456	2,085	1,492
Deduct: Total stock-based compensation expense determined under the minimum and fair value based methods for all awards, net of tax	(3,165)	(2,214)	(8,249)	(6,640)

Pro forma net income	$7,642	$5,739	$13,537	$14,208

Net income per share:
Basic:
As reported	$0.25	$0.20	$0.50	$0.52

Pro forma	$0.19	$0.15	$0.34	$0.38

Diluted:
As reported	$0.23	$0.19	$0.47	$0.48

Pro forma	$0.18	$0.14	$0.33	$0.35

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

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Stock Options
Dividend yield	—	—	—	—
Risk-free interest rate	3.86%	3.50%	3.82%	3.46%
Expected life (in years)	4.5	5	4.5	5
Expected volatility	44.2%	50%	47.8%	46%
ESPP
Dividend yield	—	—	—	—
Risk-free interest rate	3.23%	1.64%	3.23%	1.64%
Expected life (in years)	1.25	1.25	1.25	1.25
Expected volatility	44.2%	58%	47.7%	58%
     The weighted-average per share grant date fair value of options granted during the three and nine months ended September 24, 2005 was $10.70 and $10.68, and was $8.73 and $8.43 for the three and nine months ended September 25, 2004, respectively. The weighted-average per share estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $8.33 for the three and nine months ended September 24, 2005 and $7.74 for the three and nine months ended September 25, 2004.
Note 6 — Net Income per Share
     Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock and common stock subject to repurchase.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Numerator:
Net income	$9,778	$7,497	$19,701	$19,356

Denominator:
Weighted-average common stock outstanding	39,733	37,769	39,356	37,691
Less:
Weighted-average shares subject to repurchase	—	(137)	(13)	(107)

Weighted –average shares used in computing basic net income per share	39,733	37,632	39,343	37,584
Dilutive potential common shares used in computing diluted net income per share	2,029	2,867	2,149	2,906

Total weighted-average number of shares used in computing diluted net income per share	41,762	40,499	41,492	40,490

     The following outstanding options to purchase common stock and restricted stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Options to purchase common stock	305	1,346	553	861
Restricted stock	—	—	13	—
Note 7 — Commitments and Contingencies
Legal Proceedings
     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, the Company was not involved in any material legal proceedings, other than as set forth below.
     In February 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both of the complaints seek injunctive relief. The court actions are a part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. The Korean Intellectual Property Office has dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom has appealed the dismissals of the challenges to the Korean Patent Court. On October 27, 2005, the Korean Patent Court issued an oral ruling holding invalid certain claims of two of the Company’s Korean patents. The Company expects the Korean Patent Court to issue a written opinion in one to three weeks following its oral ruling. The Company intends to appeal the ruling of the Korean Patent Court.
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
Indemnification Obligations
     The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of September 24, 2005.
Note 8 — Stockholders’ Equity
     Comprehensive Income (Loss)
     Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on marketable securities, the impact of which has been excluded from net income and reflected as a component of stockholders’ equity.
     Components of comprehensive income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Net income	$9,778	$7,497	$19,701	$19,356
Change in unrealized gain (loss) on marketable securities	207	307	177	(232)
Foreign currency translation adjustments	(20)	(15)	333	(39)

Comprehensive income	$9,965	$7,789	$20,211	$19,085

     Components of accumulated other comprehensive loss were as follows (in thousands):

	September 24, 2005	December 25, 2004
Unrealized loss on marketable securities	$(271)	$(448)
Foreign currency translation adjustments	51	(282)

Accumulated other comprehensive loss	$(220)	$(730)

Note 9 — Derivative Financial Instruments
     The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment per the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes changes in the fair value of these foreign exchange contracts in other income and expense, net. The Company does not use derivative financial instruments for trading or speculative purposes.
     As of September 24, 2005, the Company had two forward exchange contracts outstanding to sell 158.7 million Yen for $1.4 million with a contract rate of 112.2 Yen per U.S. dollar. These contracts will become due in October and November of 2005.

Note 10 — Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material effect on the Company’s consolidated financial statements because its inventory accounting policies are consistent with the requirements of this Statement.
     In December 2004, the FASB issues SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance, if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS No. 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the Company’s consolidated result of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption.
     SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from as it would have been reported under prior accounting rules.
     As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method. As a consequence, the Company generally recognizes no compensation cost for employee stock options and purchases under its Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on the Company’s balance sheet or total cash flows, it will affect its net income and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates.
     On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) will be extended to annual periods beginning after June 15, 2005. The Company expects to adopt this new standard on January 1, 2006, using the modified prospective method. Management believes that the adoption of SFAS No. 123(R) will have a material impact on net income and net income per share.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is currently evaluating what impact, if any, this statement will have on its financial statements.

Note 11 — Subsequent Events:
     On October 27, 2005, the Korean Patent Court issued an oral ruling holding invalid certain claims of two of the Company’s Korean patents. The two Korean patents affected by the ruling are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” The Company had filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four of the Company’s Korean patents, including the above-referenced patents, in February 2004. The October 27 oral decision does not affect the other two Korean patents, Korean Patent NOS. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” which the Company is asserting against Phicom Corporation. The October 27 oral decision does not affect the Company’s US patents. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. The Korean Intellectual Property Office dismissed Phicom’s challenges against all four patents. Phicom appealed the dismissals of the challenges to the Korean Patent Court, which held invalid certain claims of the above-referenced patents on October 27th. The Company expects the Korean Patent Court to issue a written opinion in one to three weeks following its oral ruling. The Company intends to appeal the ruling of the Korean Patent Court.

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
     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us”, “the Company” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.
Overview
     We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on die on the whole semiconductor wafer, prior to singulation, in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. To date, we have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.
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
     Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility and excess and obsolete inventory provisions. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and non-binding forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions as cost of revenues.
     We design, manufacture and sell a fully custom product into the semiconductor test market that is subject to significant cyclicality and demand fluctuations. Our advanced wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. Probe cards are manufactured in low volumes; therefore, raw material purchases are often subject to minimum purchase order quantities in excess of actual demand. It is therefore not uncommon for the Company to acquire production materials and start production activities in advance of the Company’s receipt of an actual purchase order. Consequently, inventory reserve can result from a change in forecasted demand. We record inventory reserve for estimated obsolete and non saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold.
     Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred. We continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future. We expect these expenses to scale with revenue growth in the 12 to 14% of revenue range.
     Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other marketing, sales and administrative activities, including litigation costs enforcing our patent rights and compliance costs. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth.
     Stock-Based Compensation. In connection with the grant of stock options to employees in fiscal 2001 and fiscal 2002, and in fiscal 2003 through our initial public offering in June 2003, we recorded an aggregate of $14.3 million in deferred stock-based compensation. These options are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined on the date of the grant. In addition, we recorded an aggregate of $1.4 million in deferred stock-based compensation in fiscal 2004 and the three months ended March 26, 2005 related to the issuance of restricted stock. As of September 24, 2005, we had an aggregate of $3.2 million of deferred stock-based compensation remaining to be amortized. This deferred stock-based compensation balance would be amortized, absent adoption of SFAS No. 123(R), as follows: $553,000 during the remainder of fiscal 2005; $1.5 million during fiscal 2006; $763,000 during fiscal 2007; and $326,000 during fiscal 2008. We are amortizing the deferred stock-based compensation on a straight line basis over the vesting period of the related options, which is generally four to five years. For options granted to employees to date, the amount of stock-based compensation amortization to be recognized in future periods could decrease if options for which deferred but unvested compensation has been recorded are forfeited.
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

Results of Operations
     The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24, 2005	September 25, 2004	September 24, 2005	September 25, 2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	54.5	49.6	56.2	48.4
Stock-based compensation	0.2	0.3	0.2	0.4

Gross margin	45.3	50.1	43.6	51.2
Operating expenses:
Research and development	12.3	10.8	11.4	11.0
Selling, general and administrative	17.1	15.4	17.7	15.7
Stock-based compensation	2.2	0.9	1.6	1.2

Total operating expenses	31.6	27.1	30.7	27.9

Operating income	13.7	23.0	12.9	23.3
Interest income	1.8	1.2	1.8	1.3
Other income (expense), net	(1.0)	(0.3)	(0.4)	(0.6)

	0.8	0.9	1.4	0.7

Income before income taxes	14.5	23.9	14.3	24.0
Benefit from (provision for) income taxes	1.2	(9.4)	(2.4)	(9.5)

Net income	15.7%	14.5%	11.9	14.5%

     Three Months Ended September 24, 2005 and September 25, 2004
     Revenues. Revenues for the three months ended September 24, 2005 were $62.4 million compared with $51.4 million for the three months ended September 25, 2004, an increase of $11.0 million, or 21.4%. The $11.0 million increase was due primarily to an increase of $12.7 million in revenues from DRAM manufacturers and an increase of $2.9 million from sales to logic manufacturers, offset in part by a reduction of $3.9 million in revenues generated from sales to manufacturers of flash memory devices and a reduction in other revenues of $724,000. Revenues continued to grow as semiconductor manufacturers continued to replace conventional probe cards with advanced wafer test technologies. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers’ overall capacity expansion. New applications like mobile RAM, the transition to 90 nanometer technologies, as well as the transition to DDR II contributed to the overall growth in revenues.
     The majority of revenues for the three months ended September 24, 2005 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $47.3 million, or 75.8% of revenues, for the quarter ended September 24, 2005 compared to $34.6 million, or 67.3% of revenues, for the quarter ended September 25, 2004. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology and below, DDR II architecture and the proliferation of Mobile RAM applications.
     Revenues generated from sales to flash memory device manufacturers decreased from $12.7 million for the three months ended September 25, 2004 to $8.7 million for the three months ended September 24, 2005. The decrease was driven by lower demand for NAND flash applications.
     Revenues from manufacturers of logic devices increased to $6.4 million for the three months ended September 24, 2005 from $3.4 million for the three months ended September 25, 2004. The increase was primarily driven by demand for high parallelism test products.
     Revenues by geographic region for the three months ended September 24, 2005 as a percentage of revenues were 40.7% in North America, 8.9% in Europe, 30.6% in Japan and 19.8% in Asia Pacific. Revenues by geographic region for the three months ended September 25, 2004 as a percentage of revenues were 33.1% in North America, 19.4% in Europe, 21.6% in Japan and 25.9% in Asia Pacific. Geographic revenue information for the three months ended September 24, 2005 and September 25, 2004 is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries.

     The following customers accounted for more than 10% of our revenues for the three months ended September 24, 2005 or September 25, 2004:

	Three Months Ended
	September 24, 2005	September 25, 2004
Spirox Corporation	18.6%	20.9%
Samsung	19.9	*
Elpida	29.0	15.4
Intel Corporation	12.6	12.4
Infineon Technologies AG	*	16.3

*	Less than 10% of revenues.
     Gross Margin. Gross margin as a percentage of revenues was 45.3% for the three months ended September 24, 2005 compared with 50.1% for the three months ended September 25, 2004. The decrease in gross margin percentage was primarily due to start up costs related to our new factory, costs to ramp our new factory to a higher revenue capacity and higher provision for excess inventory. During the three months ended September 24, 2005 and September 25, 2004 we incurred $2.3 million and $1.2 million, respectively, of start up expenses related to the bring up of our new manufacturing facility, which represented 3.7% and 2.4% of revenues, respectively. The increase in the inventory provision by $3.2 million, or 5.1% of revenues for the three months ended September 24, 2005 compared with $1.4 million, or 2.8% of revenues for the three months ended September 25, 2004 was primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards.
     Research and Development. Research and development expenses, excluding stock-based compensation charges, increased to $7.7 million, or 12.3% of revenues, for the three months ended September 24, 2005 compared to $5.6 million, or 10.8% of revenues, for the three months ended September 25, 2004. The increase in absolute dollars was mainly due to an increase of approximately $550,000 in personnel costs and an increase of approximately $1.4 million in development program related costs. Stock-based compensation expense for the three months ended September 24, 2005 was $181,000 compared with $216,000 for the three months ended September 25, 2004. Through the three month period ended September 24, 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.
     Selling, General and Administrative. Selling, general and administrative expenses, excluding stock-based compensation charges, were $10.7 million for the three months ended September 24, 2005, or 17.1% of revenues, compared to $7.9 million, or 15.4% of revenues, for the three months ended September 25, 2004. The increase in absolute dollars was mainly due to an increase of approximately $2.0 million in personnel related expenses and an increase of approximately $707,000 in outside professional services that primarily related to patent litigation and other consulting services, including compliance with the Sarbanes-Oxley Act. Stock-based compensation expense for the three months ended September 24, 2005 increased to $1.2 million from $239,000 for the three months ended September 25, 2004 primarily due to the acceleration of options related to the departure of our chief operating officer.
     Interest Income and Other Expense, Net. Interest income for the three months ended September 24, 2005 was $1.1 million compared with $635,000 for the three months ended September 25, 2004. The increase was primarily due to a larger cash, cash equivalents and marketable securities balance throughout the three months ended September 24, 2005. Other expense, net was $630,000 and $156,000 for the three months ended September 24, 2005 and September 25, 2004, respectively. Other expense was comprised mainly of foreign currency losses.
     Provision for Income Taxes. Benefit from income taxes was $758,000 for the three months ended September 24, 2005 compared with a provision for income taxes of $4.8 million for the three months ended September 25, 2004. The $758,000 tax benefit for the three months ended September 24, 2005 reflected the impact of certain discrete transactions recorded in the third quarter of 2005, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached. The normalized effective tax rate for the three months ended September 24, 2005 was 29.2% compared with 39.2% for the three months ended September 25, 2004. The decrease in the normalized effective tax rate was mainly due to the increase of estimated research and development tax credits and an increase of tax exempt interest income.

Nine Months Ended September 24, 2005 and September 25, 2004
     Revenues. Revenues for the nine months ended September 24, 2005 were $165.7 million compared with $131.6 million for the nine months ended September 25, 2004, an increase of $34.1 million, or 25.9%. The $34.1 million increase was due primarily to an increase of $37.0 million in revenues from DRAM manufacturers and an increase of $2.5 million from sales to logic manufacturers, offset in part by a reduction of $4.1 million in revenues generated from sales to manufacturers of flash memory devices and a decrease of $1.3 million in other revenues. Revenues continued to grow as semiconductor manufacturers continued to replace conventional probe cards with advanced wafer test technologies and more test was performed at the wafer level. The build out of 300mm wafer production capacity and the transition to 90 nanometer technologies, to DDR II architecture and 512 megabit density contributed to the overall growth in revenues.
     The majority of revenues for the nine months ended September 24, 2005 were generated by sales of wafer probe cards to manufacturers of DRAM devices. Sales of wafer probe cards to test DRAM devices accounted for $127.8 million, or 77.1% of revenues, for the nine months ended September 24, 2005 compared to $90.9 million, or 69.1% of revenues, for the nine months ended September 25, 2004. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology, DDR II architecture and the proliferation of Mobile RAM applications.
     Revenues generated from sales to flash memory device manufacturers decreased from $27.6 million for the nine months ended September 25, 2004 to $23.5 million for the nine months ended September 24, 2005. The decrease was driven by lower demand for NOR and NAND flash applications.
     Revenues from manufacturers of logic devices increased to $14.0 million for the nine months ended September 24, 2005 from $11.5 million for the nine months ended September 25, 2004. The increase was primarily driven by demand for high parallelism test products and a number of significant design wins achieved in the third quarter of 2005.
     Revenues by geographic region for the nine months ended September 24, 2005 as a percentage of revenues were 36.5% in North America, 10.2% in Europe, 21.6% in Japan and 31.7% in Asia Pacific. Revenues by geographic region for the nine months ended September 25, 2004 as a percentage of revenues were 38.4% in North America, 13.3% in Europe, 27.9% in Japan and 20.4% in Asia Pacific. Geographic revenue information for the nine months ended September 24, 2005 and September 25, 2004 is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries.
     The following customers accounted for more than 10% of our revenues for the nine months ended September 24, 2005 or September 25, 2004:

	Nine Months Ended
	September 24, 2005	September 25, 2004
Spirox Corporation	25.7%	17.2%
Samsung	18.4	*
Elpida	18.4	20.7
Intel Corporation	10.7	14.9
Infineon Technologies AG	*	11.2

*	Less than 10% of revenues.
     Gross Margin. Gross margin as a percentage of revenues was 43.6% for the nine months ended September 24, 2005 compared with 51.3% for the nine months ended September 25, 2004. The decrease in gross margin percentage was primarily due to start up costs related to our new factory and higher provision for excess inventory. During the nine months ended September 24, 2005 and September 25, 2004 we incurred $11.5 million and $2.1 million, respectively, of start up expenses related to the bring up of our new manufacturing facility, which represented 6.9% and 1.6% of revenues, respectively. The increase in inventory provision by $8.1 million, or 4.9% of revenues for the nine months ended September 24, 2005 compared with $2.8 million, or 2.1% of revenues for the nine months ended September 25, 2004 was primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards.

     Research and Development. Research and development expenses, excluding stock-based compensation charges, increased to $18.9 million, or 11.4% of revenues, for the nine months ended September 24, 2005 compared to $14.4 million, or 11.0% of revenues, for the nine months ended September 25, 2004. The increase in absolute dollars was mainly due to an increase of approximately $1.8 million in personnel costs, an increase of approximately $1.9 million in development program related costs and an increase of approximately $816,000 in facility costs related to our advanced development laboratory. Stock-based compensation expense for the nine months ended September 24, 2005 was $577,000 compared with $606,000 for the nine months ended September 25, 2004. Through the nine month period ended September 24, 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.
     Selling, General and Administrative. Selling, general and administrative expenses, excluding stock-based compensation charges, were $29.2 million for the nine months ended September 24, 2005, or 17.7% of revenues, compared to $20.6 million, or 15.7% of revenues, for the nine months ended September 25, 2004. The increase in absolute dollars was mainly due to an increase of approximately $4.4 million in personnel related expenses, an increase of approximately $2.7 million in outside professional services that primarily related to patent litigation and compliance with the Sarbanes-Oxley Act, an increase of approximately $380,000 in commissions to our sales representatives and an increase of approximately $1.0 million in facility cost. Stock-based compensation expense for the nine months ended September 24, 2005 increased to $2.1 million from $965,000 for the nine months ended September 25, 2004 primarily due to the acceleration of options related to the departure of our chief operating officer.
     Interest Income and Other Expense, Net. Interest income for the nine months ended September 24, 2005 was $2.9 million compared with $1.7 million for the nine months ended September 25, 2004. The increase was primarily due to a larger cash, cash equivalents and marketable securities balance throughout the nine month period ended September 24, 2005, as well as higher interest rates. Other expense was $655,000 and $798,000 for the nine months ended September 24, 2005 and September 25, 2004, respectively. Other expense was comprised of mainly foreign currency gains or losses.
     Provision for Income Taxes. Provision for income taxes was $4.0 million for the nine months ended September 24, 2005 compared with $12.5 million for the nine months ended September 25, 2004. Our effective tax rate was 19.9% for the first nine months of 2005, compared to 39.2% of the first nine months of 2004. The decrease in the effective tax rate was primarily due to adjustments related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached. We expect our tax rate for fiscal 2006 to increase to the 33 to 35% range as earnings increase.
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
Liquidity and Capital Resources
     As of September 24, 2005, we had $203.8 million in cash, cash equivalents, marketable securities and restricted cash, compared with $193.7 million as of December 25, 2004.
     Net cash provided by operating activities was $22.1 million for the nine months ended September 24, 2005 compared with $17.7 million for the nine months ended September 25, 2004. Net cash provided by operating activities for the nine months ended September 24, 2005 resulted primarily from net income as the impact of non-cash items that were recorded on the statements of income, primarily depreciation and amortization expense and the provision for excess and obsolete inventories, were offset by investments in accounts receivable and inventories to support growth.
     Accounts receivable increased by $10.4 million for the nine months ended September 24, 2005 and $13.9 million for the nine months ended September 25, 2004, due to an increase in worldwide sales. Our days sales outstanding from receivables (DSO) decreased from 50 days at December 25, 2004 to 43 days at September 24, 2005 as a result of a larger portion of our sales going to customers with shorter payment terms.
     Inventories, net increased by $3.2 million for the nine months ended September 24, 2005 and increased by $2.0 million for the nine months ended September 25, 2004 due to an increase in work-in-process to support revenue growth. Net inventory turns for the nine months ended September 24, 2005 have increased to 9.7 turns compared with 9.3 turns for the fiscal year ended December 25, 2004. Inventory reserve as a percentage of gross inventories increased to 54.7% at September 24, 2005 from 53.4% at December 25, 2004.

     Accrued liabilities increased by $5.6 million and $5.0 million for the nine months ended September 24, 2005 and the nine months ended September 25, 2004, respectively, primarily due to accrued income taxes.
     Net cash used in investing activities was $43.9 million for the nine months ended September 24, 2005 compared with $13.1 million for the nine months ended September 25, 2004. Net cash used in investing activities resulted primarily from the purchase of marketable securities offset by the maturity of marketable securities in each of these periods. Capital expenditures were $26.7 million for the nine months ended September 24, 2005 and $31.1 million for the nine months ended September 25, 2004, of which $21.3 million and $23.4 million were paid in cash, respectively. Capital expenditures for those periods related primarily to our investment in our new manufacturing facility.
     Net cash provided by financing activities was $10.6 million for the nine months ended September 24, 2005, compared to $8.6 million for the nine months ended September 25, 2004. Net cash provided by financing activities for each of these periods was mainly due to proceeds from the issuance of common stock under employee stock plans.
     In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space. The remaining rent obligation over the term of the lease is $18.8 million and is accounted for as an operating lease.
     We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 24, 2005, we were not involved in any unconsolidated SPE transactions.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. SFAS No. 151 requires that these costs be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material effect on our consolidated financial statements because our inventory accounting policies are consistent with the requirements of this Statement.
     In December 2004, the FASB issues SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions (“SFAS No. 153”). SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance, if the future cash flows of the entity are expected to change significantly as a result of the exchange. We are required to adopt SFAS No. 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 did not have an impact on our consolidated result of operations.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption.

     SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from cash flow as it would have been reported under prior accounting rules.
     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates.
     On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) will be extended to annual periods beginning after June 15, 2005. We expect to adopt this new standard on January 1, 2006, using the modified prospective method. We believe that the adoption of SFAS No. 123(R) will have a material impact on net income and net income per share.
     In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are currently evaluating what impact, if any, this statement will have on our financial statements.
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
     Our operating results are likely to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues and operating results to fluctuate from period-to-period include:
•	customer demand for our products;

•	our ability to deliver reliable, cost-effective products in a timely manner;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	the timing and success of new product introductions and new technologies by our competitors and us;

•	our product and customer sales mix and geographical sales mix;

•	changes in the level of our operating expenses needed to support our anticipated growth;

•	a reduction in the price or the profitability of our products;

•	changes in our production capacity or the availability or the cost of components and materials;

•	our ability to bring new products into volume production efficiently;

•	our ability to add manufacturing capacity and to stabilize production yields and ramp production volume;

•	our ability to efficiently bring up our new manufacturing facility;

•	our relationships with customers and companies that manufacture semiconductor test equipment,

•	the timing of and return on our investments in research and development;

•	our ability to collect accounts receivable;

•	seasonality, principally due to our customers’ purchasing cycles; and

•	market conditions in our industry, the semiconductor industry and the economy as a whole.
The occurrence of one or more of these factors might cause our operating results to vary widely. For example, earlier in 2005, we announced that, due to contamination in our manufacturing process that affected our ability to timely ship product, our revenues in the fourth quarter of fiscal 2004 were below our previous guidance and declined relative to the third quarter of fiscal 2004. If our revenues or operating results fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.
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
     We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes us to design and produce our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We have incurred substantial costs, and may incur additional substantial costs in connection with the capacity ramp at our new manufacturing facility with respect to the implementation of new manufacturing technologies, methods and processes and the purchase of new equipment, which could negatively impact our gross margin. Similar start up costs and negative impact may occur as we modify our manufacturing processes, as may be required. We could experience manufacturing delays and inefficiencies as we endeavor to complete the transition to our new manufacturing facility, and when we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products increases, we will need to expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. In the past, we have experienced certain difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. Any difficulties in expanding our manufacturing operations could cause product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.
If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.
     We must continue to innovate and to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer, 100 nanometer, 90 nanometer and 70 nanometer technology nodes, to 512 megabit density devices and to Double Data Rate II, or DDR II, architecture devices. By further example, the anticipated transition to Double Data Rate III, or DDR III, architecture devices will be a technological change for the semiconductor industry. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:
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
     One or more of these internal and external factors, as well as other factors, including factors that a manufacturer may choose to not publicly disclose, can impact the decision to maintain a 300 mm conversion schedule, to delay the conversion schedule for a period of time, to delay the actual full scale production of chips at a 300 mm facility, or to cancel the conversion to or building of a 300 mm facility. It is also possible that the conversion to 300 mm wafers will occur on different schedules for DRAM chip manufacturers and flash memory chip manufacturers. We have invested significant resources to develop technology that addresses the market for 300 mm wafers. If manufacturers of memory devices delay or discontinue their current 300 mm wafer conversion, or make the transition more slowly than we currently expect, our growth and profitability could be impeded. In addition, any delay in large-scale adoption of manufacturing based upon 300 mm wafers would provide time for other companies to develop and market products that compete with ours, which could harm our competitive position.
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
     We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. In the three and nine months ended September 24, 2005, sales to manufacturers of DRAM devices accounted for 75.8% and 77.1%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 10.2% and 8.4%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 14.0% and 14.2%, respectively, of our revenues. In the three and nine months ended September 25, 2004, sales to manufacturers of DRAM devices accounted for 67.3% and 69.0%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 6.6% and 8.7%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 24.7% and 21.0%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets.
     A substantial portion of these semiconductor devices is sold to manufacturers of personal computers and computer-related products and to manufacturers of personal electronic devices. Both the personal computer market and the personal electronic devices market have historically been characterized by significant fluctuations in demand and continuous efforts to reduce costs, which in turn have affected the demand for and price of memory devices and microprocessors. The personal computer market and the personal electronic devices market might not grow in the future at historical rates or at all and design activity in those markets might decrease, which could negatively affect our revenues and operating results.
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
     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three and nine months ended September 24, 2005, four customers accounted for 80.1% and 73.2%, respectively, of our revenues. In the three and nine months ended September 25, 2004, four customers accounted for 65.0% and 64.0%, respectively, of our revenues. Our ten largest customers accounted for 98.6% and 97.4%, respectively, of our revenues in the three and nine months ended September 24, 2005 and 93.9% and 94.7%, respectively, of our revenues in the three and nine months ended September 25, 2004. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAMs, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.
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

We presently rely upon a distributor for a portion of our revenues, and the change in that relationship, or other disruption or other change in our relationship with our distributor could have a negative impact on our revenues.
     Spirox Corporation, our distributor in Singapore, Philippines and China, was also our distributor in Taiwan through October 17, 2005 and we relied on Spirox for a substantial portion of our revenues for the three and nine months ended September 24, 2005. Sales to Spirox accounted for 18.6% and 25.7%, respectively, of our revenues in the three and nine months ended September 24, 2005 and 20.9% and 17.2%, respectively, of our revenues in the three and nine months ended September 25, 2004. Spirox also provides customer support. We recently announced the termination of our agreement with Spirox with respect to the distribution of our products in Taiwan. The termination, which was effective in October 2005, is part of our transition to a direct sales model in Taiwan. The reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, any part of our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, if we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region as we, for example, have undertaken in Taiwan, it could consume substantial time and resources, decrease our revenues and increase our expenses.
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
     We intend to work with our customers to migrate elements of final test from the device level to the wafer level. This migration will involve a change in semiconductor test strategies from concentrating final test at the individual device level to increasing the amount of test at the wafer level. Semiconductor manufacturers typically take time to qualify new strategies that affect their testing operations. As a result, general acceptance of wafer-level final test might not occur in the near term or at all. In addition, semiconductor manufacturers might not accept and use wafer-level final test in a way that uses our technology. If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed. In addition, if various manufacturers do not elect to invest in wafer test technology enabling the identification of known good die, or KGD, or if the projected or anticipated investment in such technology is delayed or reduced, it could delay the introduction of our technologies and negatively impact our business.
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
     We incur significant research and development expenses in conjunction with the introduction of new product architectures and platforms. Often, we time our product introductions to the introduction of new test equipment platforms or the declination of manufacturers to adopt a new test platform. Because our customers require both test equipment and wafer probe cards, any delay or disruption in the introduction of new test equipment platforms would negatively affect our growth.

We manufacture our products at our facilities in Livermore, California, and any disruption in the operations of these facilities could adversely impact our business and operating results.
     Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture our wafer probe cards at our new facility located in Livermore, California, with some manufacturing functions continuing at our old facility, which is also located in Livermore. We plan to complete the transition of our manufacturing operations to our new facility by the end of the first quarter of fiscal 2006. Any disruption in the operation of either of our facilities, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers and cause us to write off inventory and to lose sales. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.
If we do not transition effectively to our new operations and manufacturing site, our manufacturing capacity will be negatively impacted.
     We initiated the move into our new campus facility in Livermore in 2004. By the end of the first quarter of 2006, we anticipate completing the bring-up of our new manufacturing facility in Livermore and the transition of our manufacturing operations from our existing facility to our new facility. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, and transition costs, including personnel and material expenses required for the new site ramp and qualification, redundancy costs of maintaining two production sites in parallel, and any close down of our existing manufacturing facilities, are substantial. We might not be able to shift efficiently or effectively from our old facility where certain functions for the manufacture of our wafer probe card continues to occur to the new production facility. Our current transition plan will require us to have both our old and new manufacturing facilities operational through the end of the first quarter of fiscal 2006. This will cause us to incur significant costs due to redundancy of infrastructure at both sites. Furthermore, the qualification of the new manufacturing facility will require us to use materials and build product and product components that will not be sold to our customers, causing higher than normal material spending. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.
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
     We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a single or sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.
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

If we fail to accurately forecast demand for our products, we could incur inventory losses.
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
     In 2002, we expanded our repair and service center in Seoul, South Korea. In 2003, we opened a repair and service center in Dresden, Germany. In 2004 we opened a repair and service center in Tokyo, Japan, and we are opening a service and design center in Taiwan. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, or do not expand or enhance our service centers, or open additional service centers, to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.
If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.
     Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have leased a new facility in Livermore, California and moved our corporate headquarters and have been transitioning our manufacturing operations into this new facility. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Certain of our officers have limited experience in managing large or rapidly growing businesses. In addition, certain members of our management have limited experience in managing a public company or communicating with securities analysts and public company investors. Our controls, systems and procedures might not be adequate to support a growing public company. If our management fails to respond effectively to changes in our business, our business might not succeed.
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
     In the future, we might receive claims that we are infringing intellectual property rights of others, or claims that our patents or other intellectual property rights are invalid or unenforceable. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology, and from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM Corporation regarding our companies’ respective intellectual property portfolios and technologies, and anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest. For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business. A number of actions have been filed in Korea and in Taiwan challenging the validity of certain of our intellectual property rights. We have been successful in defending our intellectual property against certain of these claims, but not all. For example, on October 27, 2005, the Korean Patent Court issued an oral ruling holding invalid certain claims of two of the Company’s Korean patents. The two Korean patents affected by the ruling are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. The outcome of any Company appeal of the ruling(s) of the Korean Patent Court can not be definitively predicted, but will result in the Company incurring additional expenses. While patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, the ruling might negatively impact our ability to enforce the corresponding or related patent.

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
     Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 59.3% and 63.5%, respectively, for the three and nine months ended September 24, 2005 and 67.1% and 61.6%, respectively, for the three and nine months ended September 25, 2004. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:
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
     In connection with our annual evaluation of our internal control over financial reporting, we identified one material weakness and several significant deficiencies. Although we have taken a number of steps during fiscal 2004 and the first three fiscal quarters of 2005 to address the material weakness and significant deficiencies, we have not been able to conclude that the material weakness, or that all of the significant deficiencies, have been fully remediated. If we, or our independent registered public accounting firm, identify a material weakness as of the end of fiscal 2005, the independent registered public accounting firm will be required to issue an adverse report on our internal control over financial reporting, which could adversely affect the trading price of our common stock.
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
     The trading prices of the securities of technology companies have been highly volatile, and from the date of our initial public offering in June 2003 through September 24, 2005, our stock price has ranged from $14.00 a share to $29.98 a share. The trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. Factors affecting the trading price of our common stock include:
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
     In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In addition, each of our named executive officers and certain other executives have entered into change of control severance agreements, which were approved by our Compensation Committee.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan, Taiwan, Italy and Korea operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are recognized in other expense, net when the related transactions being hedged are recognized.
     As of September 24, 2005, we had two outstanding foreign exchange forward contracts to sell 158.7 million Yen for $1.4 million with a contract rate of 112.2 Yen per U.S. dollar. The fair value of these foreign currency forward exchange contracts as of September 24, 2005 would have changed by $140,000 if the foreign currency exchange rate for the Japanese Yen to the U.S. dollar on these forward contracts had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.
     Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our interest income. As of September 24, 2005, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 24, 2005, of the effectiveness of FormFactor’s “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).
     In the light of two restatements of previously issued financial statements and audit adjustments and revisions made in the fourth quarter to the 2004 financial statements, FormFactor’s management has concluded that FormFactor’s disclosure controls and procedures were not effective as of September 24, 2005. To address the deficiency, FormFactor has taken and expects to take the remediation steps described below. In addition, in connection with the preparation of this Quarterly Report, our management undertook and completed reconciliations, analyses, reviews and control procedures in addition to those historically completed to confirm that this Quarterly Report fairly presents in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented in accordance with generally accepted accounting principles.

Remediation Steps to Address Material Weakness
     During the first three quarters of fiscal 2005, we took several steps toward remediation of the material weakness described above. We hired a Chief Financial Officer in the first quarter. In the second quarter we strengthened internal controls over the period-end financial reporting processes by implementing procedures to review and evaluate the impact of technical accounting issues pertaining to new and non-recurring transactions and we added controls for analyzing the impact of technical accounting literature on new and recurring transactions. In the third quarter we hired key personnel to strengthen the procedures implemented in the second fiscal quarter of 2005, including an Assistant Controller, a Senior Director of Treasury and Tax and a Director to manage our evaluation of our internal control over financial reporting in accordance with Sarbanes Oxley Act Section 404 control improvement program.
     Even though process and control improvements have been implemented and additional key resources have been hired, we will continue to consider our disclosure controls and procedures not effective until testing of the improved processes and controls have been completed by our internal audit team.
Changes in Internal Control Over Financial Reporting
     As required by Rule 13a-15(d) of the Securities Exchange Act of 1934, FormFactor management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of FormFactor’s “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in FormFactor’s internal control over financial reporting occurred during the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, FormFactor’s internal control over financial reporting. Based on that evaluation, other than as described above under the caption “Remediation Steps to Address Material Weakness”, there has been no such changes during the third quarter of fiscal 2005.
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
     In February 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to us. One complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same.” The other complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly.” Both complaints seek injunctive relief. The court actions are a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. In March 2004, Phicom filed in the Korean Intellectual Property Office invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. The Korean Intellectual Property Office has dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom has appealed the dismissals of the challenges to the Korean Patent Court. On October 27, 2005, the Korean Patent Court issued an oral ruling holding invalid certain claims of two of our Korean patents. We expect the Korean Patent Court to issue a written opinion in one to three weeks following its oral ruling. We intend to appeal the ruling of the Korean Patent Court.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
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

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)
November 2, 2005

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