Form 10-K
period 2005-12-31
FORMFACTOR INC
filed 2006-03-01
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant as of December 31, 2005, based on the closing sales price of the registrant’s common stock on June 25, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the Nasdaq National Market, was $815,020,199. Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 23, 2006 was 40,732,596 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 31, 2005, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FORMFACTOR, INC.

Form 10-K for the Fiscal Year Ended December 31, 2005

FormFactor, the FormFactor logo and its product and technology names, including MicroSpring, MicroForce, MicroLign, TRE and HARMONY, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “FormFactor,” the “Company,” “we,” “us,” and “our”. Our fiscal years end on the last Saturday in December. Our last three fiscal years ended December 27, 2003, December 25, 2004 and December 31, 2005, respectively.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements, among other things, concerning our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A:  Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the numerous risks and uncertainties described under such section.

PART I

Item 1:                       Business

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole wafer in the front end of the semiconductor manufacturing process. We introduced our first wafer probe card based on our MicroSpring interconnect technology in 1995. We offer products that are custom designed for semiconductor manufacturers’ unique wafer designs and enable them to reduce their overall cost of test.

In fiscal 2005, we benefited from semiconductor manufacturers’ strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies. New applications such as mobile RAM and the transition to 90 and sub-90 nanometer technology process nodes and Double Data Rate II, or DDR II, architecture contributed to our overall revenue growth, which was partially offset by lower demand for our NAND and NOR flash wafer probe cards. As a result, in fiscal 2005 our revenues increased by 34% as compared to fiscal 2004. In fiscal 2005, we also incurred significant costs associated with the transition to our new manufacturing facility in Livermore, California, which we expect to complete in the first half of fiscal 2006. We were able to fund the costs associated with this transition from operating cash flow.

Products

Our products are based on our proprietary technologies, including our MicroSpring interconnect technology and design tools. Our MicroSpring interconnect technology, which includes resilient spring-like contact elements, enables us to produce wafer probe cards for applications that require reliability, speed, precision and signal integrity. We manufacture our MicroSpring contact elements through precision micro-machining and scalable semiconductor-like wafer fabrication processes. Our MicroSpring contacts are springs that optimize the relative amounts of force on, and across, a bond pad during the test process and maintain their shape and position over a range of compression. These characteristics allow us to achieve reliable, electrical contact on either clean or oxidized surfaces, including bond pads on a wafer. MicroSpring contacts enable our wafer probe cards to make hundreds of thousands of touchdowns with minimal maintenance for many device applications. The MicroSpring contact can be attached to many surfaces, or substrates, including printed circuit boards, silicon wafers, ceramics and various metalized surfaces.

Since its original conception, the MicroSpring contact has evolved into a library of spring shapes and technologies. Our designers use this library to design an optimized custom wafer probe card for each application. Since developing this fundamental technology, we have broadened and refined it to respond to the increasing demands of smaller, faster and more complex semiconductors. We continue to invest in research and development activities around our interconnect technology, including our micro-electro-mechanical systems, or MEMS, technology, as our MicroSpring contacts have scaled in size with the evolution of semiconductors.

Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of our wafer probe cards that come into contact with the devices being tested, and are manufactured using proprietary micro-machining semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer’s particular application.

Our wafer probe cards are custom products that are designed to order for our customers’ unique wafer designs. For high parallelism test applications, our products require large area contact array sizes because they must accommodate over 18,000 simultaneous contacts. This requirement poses fundamental challenges that include the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. As of the date of this Form 10-K, we have developed wafer probe cards that use array sizes ranging from 50 mm x 50 mm up to greater than 200 mm x 200 mm, in combination with complex multi-layer printed circuit boards that we have designed. Our current dynamic random access memory, or DRAM, contacting technology allows our products to contact up to 288 DRAM chips in parallel. Our current flash contacting technology allows our wafer probe cards to contact up to 796 flash chips in parallel.

We have invested and intend to continue to invest considerable resources in our wafer probe card design tools and processes. These tools and processes enable automated routing and trace length adjustment within our printed circuit boards and greatly enhance our ability to rapidly design and lay out complex printed circuit board structures. Our proprietary design tools also enable us to design wafer probe cards particularly suited for testing today’s low voltage, high power chips. Low voltage, high frequency chips require superior power supply performance. Our MicroSpring interconnect technology is used to provide a very low inductance, low resistance electrical path between the power source and the chip under test.

In 2005, we announced our new, proprietary “Harmony” architecture for wafer probe cards. Our Harmony architecture addresses some of the significant challenges presented by the future demands of single touchdown wafer probing and very high parallelism wafer test, and will be a key building block for our future generations of large area array Flash, DRAM, Wafer Level Burn-in and High Frequency probing solutions.

Because our customers typically use our wafer probe cards in a wide range of operating temperatures, as opposed to conducting wafer probe test at one predetermined temperature, we have designed complex thermal compensation characteristics into our products. We select our wafer probe card materials after careful consideration of the potential range of test operating temperatures and design our wafer probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, our wafer probe cards generally are able to accurately probe over a large range of operating temperatures. This feature enables our customers to use the same wafer probe card for both low and high temperature testing without a loss of performance. In addition, for those testing situations that require positional accuracy at a specific temperature, we have designed wafer probe cards optimized for testing at such temperatures.

Our many spring shapes, different geometrically-precise tip structures, various array sizes and diverse printed circuit board layouts enable a wide variety of solutions for our customers. Our designers select the most appropriate of these elements, or modify or improve upon such existing elements, and integrate them with our other technologies to deliver a custom solution optimized for the customer’s requirements.

Customers

Our customers include manufacturers in the DRAM, flash and logic markets. The Company’s customers use its wafer probe cards to test DRAM chips including DDR, DDR II, Rambus DRAM, or RDRAM, Synchronous DRAM, or SDRAM, and enhanced DRAM, or EDRAM, static RAM chips, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors and microcontrollers.

Four customers accounted for 72.8%, 64.8% and 66.2% of our revenues in fiscal 2005, 2004 and 2003, respectively. The following customers accounted for more than 10% of our revenues for fiscal 2005, 2004 and 2003:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003
Intel Corporation	11.8%	14.5%	30.1%
Spirox Corporation	23.0%	20.0%	13.4%
Elpida	22.7%	18.7%	12.4%
Infineon Technologies	*	11.6%	10.3%
Samsung	15.3%	*	*

*                    Less than 10% of revenues.

Except as identified above, no customer accounted for more than 10% of our revenues during any of the last three fiscal years.

Backlog

Our backlog increased to $46.6 million at December 31, 2005 from $32.9 million at December 25, 2004. We manufacture our wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months.

Manufacturing

Our wafer probe cards are custom products that we design to order for our customers’ unique wafer designs. We manufacture our products at our new facility located in Livermore, California, with some manufacturing functions continuing at our old facility, which is also located in Livermore. We anticipate completing the transition to our new manufacturing facility in the first half of 2006.

Our proprietary manufacturing processes include wirebonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and complex interconnection system design. The critical steps in our manufacturing process are performed in a Class 100 clean room environment. We also expend resources on the assembly and test of our wafer probe cards and on quality control.

We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. Some of these components and materials are supplied by a single vendor. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and for materials.

We maintain a repair and service capability in Livermore, California. We provide service and repair capabilities in our service center in Seoul, South Korea. We also have a repair and service center in Dresden, Germany, Tokyo, Japan and Jubei City Hsinchu, Taiwan.

Research, Development and Engineering

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. We believe that our continued commitment to research and development, and our timely introduction of new and enhanced wafer probe test solutions and other technologies related to our MicroSpring interconnect technology are integral to maintaining our competitive position. We have and are continuing to invest considerable time and resources in creating structured processes for undertaking, tracking and completing our development projects, and plan to implement those developments into new product or technology offerings. We expect to continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in our research and development activities.

We have historically devoted on average approximately 11% to 16% of our revenues to research and development programs. Research and development expenses, excluding stock-based compensation, were $27.6 million for fiscal 2005, $19.8 million for fiscal 2004 and $15.6 million for fiscal 2003.

Our research and development, including our product engineering activities, are directed by individuals with significant expertise and industry experience. As of December 31, 2005, we had 119 employees in research and development.

Sales and Marketing

We sell our products utilizing a proprietary sales model that emphasizes the customer’s total cost of ownership as it relates to the costs of test. With this sales model, we strive to demonstrate how test costs can be reduced by simulating the customer’s test floor environment, including testers and probers, utilizing our products and comparing the overall cost of test to that of conventional wafer probe cards.

We sell our products worldwide primarily through our direct sales force, a distributor and independent sales representatives. As of December 31, 2005, we had 15 sales professionals. In North America, South Korea and Japan we sell our products through our direct sales force. In Europe, our local sales team works with independent sales representatives. In China, Malaysia, Philippines and Singapore, we sell through Spirox Corporation, our regional distributor. We also have the ability to sell our products direct to customers in these regions. In October 2005, we terminated our agreement with Spirox for the distribution of our products in Taiwan and have transitioned to a direct sales model in Taiwan.

Our marketing staff, located in Livermore, California, Taiwan and Tokyo, Japan, works closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.

We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers’ production ramps.

Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply with all material environmental laws and regulations that apply to us. In late 2003 and 2004, we received an aggregate of six notices of violation from the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health at various times regarding violations of certain environmental regulations. In fiscal 2005, we received two notices of violation from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, we promptly took appropriate steps to address all of the violations noted, believe that all such violations were addressed, paid the applicable fines ranging from $150 to $7,750 and confirmed such corrective steps. Notwithstanding our corrective actions, certain of the notices of violation remain unresolved and we may be subject to penalties based thereupon.

While we believe that we are in compliance with all material environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others’ sites or the imposition of new cleanup requirements could adversely impact our operations, which would have a negative effect on our operating results and cash flows.

Competition

The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Tokyo Electron Ltd., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

Some of our competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and needle probe cards, and may have greater financial and other resources than we do. We expect that our competitors will enhance their current wafer probe products and that they may introduce new products that will be competitive with our wafer probe cards. In addition, it is possible that new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of our current competitive advantages. Our ability to compete favorably is also adversely affected by (1) low volume orders that do not meet our present minimum volume requirements, (2) very short cycle time requirements which may be difficult for us to meet, (3) long-standing relationships between our competitors and certain semiconductor manufacturers, and (4) semiconductor manufacturer test strategies that include low performance semiconductor testers.

Intellectual Property

Our success depends in part upon our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. We rely on a combination of patents, trade secret laws, trademarks and contractual restrictions on disclosure to protect our intellectual property rights.

As of December 31, 2005, we had 326 issued patents, of which 176 are United States patents and 150 are foreign patents. The expiration dates of these patents range from 2013 to 2024. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 31, 2005, we had 406 patent applications pending worldwide, including 125 United States applications, 260 foreign national or regional stage applications and 21 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.

We have both registered and unregistered trademarks, including FormFactor, MicroSpring, MicroForce, MicroLign, TRE, HARMONY and the FormFactor logo.

We routinely require our employees, customers, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

Legal protections afford only limited protection for our proprietary rights. We also may not be successful in our efforts to enforce our proprietary rights. Notwithstanding our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. From time to time, we have become aware of situations where others are or may be infringing on our proprietary rights. We evaluate these situations as they arise and elect to take actions against these companies as we deem appropriate. Others might independently develop similar or competing technologies or methods or design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights or hold invalid our intellectual property rights. In addition, leading companies in the semiconductor industry have extensive patent portfolios and other intellectual property with respect to semiconductor technology. In the future, we might receive claims that we are infringing intellectual property rights of others or that our patents or other intellectual property rights are invalid. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us.

We have invested significant time and resources in our technology, and as a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technologies, including our MicroSpring interconnect technology and design processes, we may be required to enforce our intellectual property rights against infringing third parties.

For a description of the material intellectual property-related disputes in which we are involved, see “Item 3: Legal Proceedings”.

Employees

As of December 31, 2005, we had 653 regular full-time employees, including 119 in research and development, 74 in sales and marketing, 54 in general and administrative functions, and 406 in operations.

By region, 609 of our employees were in North America, 21 in Japan, 10 in South Korea, 9 in Taiwan and 4 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

We maintain a website at http://www.formfactor.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as FormFactor, that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Executive Officers

The names of our executive officers, their ages as of December 31, 2005 and their positions with our company are set forth below.

Name	Age	Position
Dr. Igor Y. Khandros	51	Chief Executive Officer and Director
Joseph R. Bronson	57	President, Member of the Office of the Chief Executive Officer and Director
Ronald C. Foster	55	Senior Vice President and Chief Financial Officer
Stuart L. Merkadeau	44	Senior Vice President, General Counsel and Secretary

Dr. Igor Y. Khandros founded FormFactor in April 1993.  Dr. Khandros has served as our Chief Executive Officer as well as a Director since that time. Dr. Khandros also served as our President from April 1993 to November 2004. From 1990 to 1992, Dr. Khandros served as the Vice President of Development of Tessera, Inc., a provider of chip scale packaging technology that he co-founded. From 1986 to 1990, he was employed at the Yorktown Research Center of IBM Corporation as a member of the technical staff and a manager. From 1979 to 1985, Dr. Khandros was employed at ABEX Corporation, a casting foundry and composite parts producer, as a research metallurgist and a manager, and he was an engineer from 1977 to 1978 at the Institute of Casting Research in Kiev, Russia. Dr. Khandros holds a M.S. equivalent degree in metallurgical engineering from Kiev Polytechnic Institute in Kiev, Russia, and a Ph.D. in metallurgy from Stevens Institute of Technology.

Joseph R. Bronson has served as a Director since April 2002. Mr. Bronson has served as our President and a member of the Office of the Chief Executive Officer since November 2004. Mr. Bronson was an Executive Vice President of Applied Materials, Inc., a manufacturer of semiconductor wafer fabrication equipment, from December 2000 to October 2004, and a member of the Office of the President and the Chief Financial Officer of Applied Materials from January 1998 to October 2004. Mr. Bronson served as a Senior Vice President and as the Chief Administrative Officer of Applied Materials from January 1998 to December 2000 and as Group Vice President of Applied Materials from April 1994 to January 1998. Mr. Bronson serves on the Board of Directors of two publicly traded companies, Jacobs Engineering Group Inc. and Advanced Energy Industries, Inc. Mr. Bronson is a Certified Public Accountant and holds a B.S. in accounting from Fairfield University and a M.B.A. from the University of Connecticut.

Ronald C. Foster has served as our Chief Financial Officer since March 2005. Mr. Foster previously served as Chief Financial Officer of JDS Uniphase, a manufacturer of products for fiber optic communications, from February 2003 to March 2005.  Prior to joining JDS Uniphase, Mr. Foster was the Chief Financial Officer of Novell, a provider of network operating systems, from 2001 to February 2003. Mr. Foster served as Vice President of Finance and Operations, Corporate Controller at Novell Corporation from 1998 to 2001.  Prior to Novell, Mr. Foster served as Vice President, Operations Controller for Applied Materials, and also spent more than ten years in various financial roles at Hewlett Packard Corporation. Mr. Foster received an M.B.A. from the University of Chicago and a B.A. in economics from Whitman College.

Stuart L. Merkadeau has served as one of our Senior Vice Presidents since October 2003 and as our General Counsel and Secretary since October 2002. Mr. Merkadeau previously served as one of our Vice Presidents from October 2002 to September 2003, and as our Vice President of Intellectual Property from July 2000 to October 2002. From 1990 to July 2000, Mr. Merkadeau practiced law as an associate and then a partner with Graham & James LLP, where he specialized in licensing and strategic counseling in intellectual property matters. Mr. Merkadeau is admitted to practice in California and registered to practice before the U.S. Patent and Trademark Office. Mr. Merkadeau holds a B.S. in industrial engineering from Northwestern University and a J.D. from the University of California at Los Angeles.

Item 1A:               Risk Factors

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

•       our ability to efficiently expand the capacity of our new manufacturing facility;

•       any disruption in the operation of our manufacturing facility;

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the three months ended September 29, 2001 declined by 25.5% compared to our revenues in the three months ended June 30, 2001, and our revenues in the three months ended March 29, 2003 declined by 15.7% compared to our revenues in the three months ended December 28, 2002. Our business depends heavily upon the development of new semiconductors and semiconductor designs, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers, cell phones and personal electronic devices, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience operating losses.

If we are unable to manufacture our products efficiently, our operating results could suffer.

We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes for us to design and manufacture our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We have incurred substantial costs, and may incur additional costs as we increase capacity and yields at our new manufacturing facility, which could negatively impact our gross margin. Similar start up costs and negative impact may occur if we modify our manufacturing processes to implement new manufacturing technologies, methods and processes and purchase new equipment. We could experience manufacturing delays and inefficiencies as we pursue increased capacity and yields at our new manufacturing facility, and when we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products continues to increase, we will need to further expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. We have experienced and may continue to experience certain difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. For example, despite recently bringing on line our new manufacturing facility, we are experiencing difficulties in fulfilling all of our customers’ orders in a timely fashion. This increases our vulnerability to our competitors and increases the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. Any continued difficulties in expanding our manufacturing operations could cause additional product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

We must continue to innovate and to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 110 nanometer, 100 nanometer, 90 nanometer, 80 nanometer and 70 nanometer technology nodes, to 512 megabit density devices, and to Double Data Rate II, or DDR II, architecture devices. By further example, the anticipated transition to Double Data Rate III, or DDR III, architecture devices will be a technological change for the semiconductor industry. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

•       design innovative and performance-enhancing product architectures, technologies and features that differentiate our products from those of our competitors;

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

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. In fiscal 2005 and fiscal 2004, sales to manufacturers of DRAM devices accounted for 76.9% and 69.0%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 9.7% and 8.1%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 13.3% and 21.9%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market. To the extent that we are unable to do so, our ability to grow could suffer.

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

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, SV Probe Inc., Micronics Japan Co., Ltd., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Tokyo Electron, Ltd., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In fiscal 2005 and fiscal 2004, four customers accounted for 72.8% and 64.8%, respectively, of our revenues. Our ten largest customers accounted for 95.3% of our revenues in fiscal 2005 and 98.0% of our revenues in fiscal 2004. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

We presently rely upon a distributor for a portion of our revenues, and any disruption or other change in our relationship with our distributor could have a negative impact on our revenues.

Spirox Corporation, our distributor in Singapore, Philippines, Malaysia and China, and our distributor in Taiwan through October 17, 2005, provides a portion of our revenues. Sales to Spirox in fiscal 2005 and fiscal 2004 accounted for 23.0% and 20.0%, respectively, of our revenues. Spirox also provides customer support. The reduction in the sales or service efforts or financial viability of our distributor, or deterioration in, or termination of, any part of our relationship with our distributor could harm our revenues, our operating results and our ability to support our customers in the distributor’s territory. In addition, if we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region as we, for example, have undertaken in Taiwan, it could consume substantial time and resources, decrease our revenues and increase our expenses.

If our relationship with our independent sales representative changes, our business could be harmed.

We currently rely on one independent sales representative to assist us in the sale of our products in parts of Europe. If we make the business decision to terminate or modify our relationship with our independent sales representative or with any future independent sales representative, or if an independent sales representative decides to disengage from us, and we do not effectively and efficiently manage such a change, we could lose sales from existing customers and fail to obtain new customers.

We have transitioned to a direct sales model in Taiwan and certain regions in Europe. If we are unable to successfully transition to the direct sales model, we could lose customers or fail to obtain new customers and consequently, negatively impact sales of our products in these regions.

Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan. We have hired sales personnel in Taiwan and will now rely upon our direct sales force to generate sales in this market. Sales to Spirox in Taiwan, as well as the other jurisdictions in which it operated, constituted 23.0% of our revenues in fiscal 2005 and 20.0% in fiscal 2004. While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales on our behalf in recent years occurred in Taiwan. As a result of our transition to a direct sales model in Taiwan, our distributor may reduce their efforts on our behalf in these other markets and our sales in these markets may suffer. In 2005 we also concluded our relationship with an independent sales representative in Europe, who was responsible for certain geographic areas. If we are unable to successfully transition to the direct sales model in Taiwan or these European regions or if the transition takes longer than we anticipate, we could lose customers and fail to obtain new customers in these markets. Any difficulties as a result of these transitions could hurt our reputation and sales in these markets.

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

The demand for wafer probe cards depends in large part upon the number of semiconductor designs, technology and architecture transitions in chip designs, and the overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself. As test programs become increasingly effective and test throughput increases, the number of wafer probe cards required to test a given volume of devices declines. Therefore, advances in the test process could cause us to lose sales.

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

We manufacture all our products at our facilities in Livermore, California, and any disruption in the operations of these facilities could adversely impact our business and operating results.

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

If we do not effectively expand our manufacturing capacity at our new operations and manufacturing site, our business and operating results will be negatively impacted.

We initiated the move into our new campus facility in Livermore in 2004. In the first half of 2006, we anticipate completing the transition to and ramp of our new manufacturing facility in Livermore. The costs of starting up our new manufacturing facility, including capital costs such as equipment and fixed costs such as rent, and transition costs, including personnel and material expenses required for the new site ramp and qualification, redundancy costs of maintaining two production sites in parallel, and any close down of our existing manufacturing facilities, are substantial. Our current transition plan will require us to have both our old and new manufacturing facilities operational through the first half of fiscal 2006. We may choose to continue certain manufacturing operations at our old facility thereafter. This will cause us to incur significant costs due to redundancy of infrastructure at both sites at least for the first half of fiscal 2006 and potentially longer. The transition might also lead to manufacturing interruptions, which could mean delayed deliveries or lost sales. Some or all of our customers could require a full qualification of our new facility. Any qualification process could take longer than we anticipate. Any difficulties with the transition or with bringing the new manufacturing facility to full capacity and volume production could increase our costs, disrupt our production process and cause delays in product delivery and lost sales, which would harm our operating results.

If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.

Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers’ volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers’ relatively short cycle time requirements. We, for example, have lost sales in the past where we were unable to meet a customer’s schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales.

We obtain some of the components and materials we use in our products from a single or sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a single or sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.

The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. A further example is that during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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

If our ability to forecast demand for our products deteriorates, we could incur higher inventory losses than we currently experience.

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

From time to time, we might be subject to claims of infringement of other parties’ proprietary rights which could harm our business.

In the future, as we have in the past, we might receive claims that we are infringing intellectual property rights of others. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in a license, and asserting that we need a license, to certain of their intellectual property. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology. We also received a letter from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM Corporation regarding our companies’ respective intellectual property portfolios and technologies, and anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest.

For the inquiries we have received to date, we do not believe we infringe any of the identified patents and technology. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling or settlement, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology and/or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business.

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

•       any patent, trademark or other intellectual property right that we own will not be invalidated, circumvented or challenged in the United States or foreign countries; or

•       others will not misappropriate our proprietary technologies or independently develop similar technology, duplicate our products or design around any patent or other intellectual property rights that we own, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. On or about February 9, 2006, the Korea Patent Court also issued a ruling declining to render a decision on a validity challenge against certain claims of our Korean Patent No. 252,457, instead re-opening the case for further proceedings to be handled by a new panel of three Patent Court judges. The outcome of any Company appeal of the ruling(s) of the Korean Patent Court can not be definitively predicted, but will result in the

Company incurring additional expenses. See the “Legal Proceedings” section of this Annual Report on Form 10-K for a description of the infringement actions we have brought against Phicom and the invalidity proceedings that Phicom is pursuing against certain of our patents.

While we do not have a monetary damages exposure in these various invalidity proceedings, it is possible we will incur material expenses in our litigation with Phicom or in defending our intellectual property more broadly. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we fail to effectively manage our service centers, our business might be harmed.

In 2002, we expanded our repair and service center in Seoul, South Korea. In 2003, we opened a repair and service center in Dresden, Germany. In 2004 we opened a repair and service center in Tokyo, Japan. In 2005 we opened a service and design center in Taiwan. These service centers are part of our strategy to, among other things, provide our customers with more efficient service and repair of our wafer probe cards. If we are unable to effectively manage our service centers, or do not expand or enhance our service centers, or open additional service centers, to meet customer demand, or if the work undertaken in the service centers is not equivalent to the level and quality provided by repairs and services performed by our North American repair and service operations, which are part of our manufacturing facility in Livermore, California, we could incur higher wafer probe card repair and service costs, which could harm our operating results.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

Our ability to grow successfully requires an effective planning and management process. We plan to increase the scope of our operations and the size of our direct sales force domestically and internationally. For example, we have moved our corporate headquarters and are transitioning manufacturing operations to our new facility in Livermore, California. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our controls, systems and procedures might not be adequate to support a growing public company. If we do not implement in a timely manner scalable information technology systems, we may not be able to maintain or expand our current manufacturing capacity, which would, in turn, have a negative impact on our operating results. If our management fails to respond effectively to changes in our business, our business might not succeed.

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

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 65.8% and 64.2%, respectively, for fiscal 2005 and fiscal 2004, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly into Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

The trading prices of the securities of technology companies have been highly volatile, and from the date of our initial public offering in June 2003 through December 31, 2005, our stock price has ranged from $14.00 a share to $29.98 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with any of them together beneficially own a large percentage of our outstanding common stock. As a result, these stockholders, acting together, have substantial influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. As a result, corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. In addition, each of our named executive officers and certain other officers of the company have entered into change of control severance agreements, which were approved by our Compensation Committee, which could increase the costs associated with a change of control and thus, potentially deter such a transaction.

Item 1B:              Unresolved Staff Comments

None.

Item 2:                       Properties

Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California. We have moved our corporate headquarters and are transitioning manufacturing operations to our new facility in Livermore, California. The new facility is comprised of a campus of four buildings totaling approximately 131,000 square feet. We presently lease all or part of these four buildings. In addition, we also lease office, repair and service, and/or research and development space outside of the U.S. The leases expire at various times through 2012. We believe that our existing and planned facilities are suitable for our current needs.

Information concerning our principal properties as of December 31, 2005 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, CA	Corporate headquarters, product design, manufacturing, engineering, distribution, research and development	266,892	Leased
Tokyo, Japan	Sales office, marketing, product design, research and development, field service and service and repair center	19,472	Leased
Yokohama City, Japan	Future office for field service and service and repair center	2,777	Leased
Seoul, South Korea	Sales office, product design, field service, service and repair center	5,329	Leased
Dresden, Germany	Service and repair center	755	Leased
Munich, Germany	Sales office	162	Leased
Jubei City, Hsinchu Taiwan	Service and product design center	9,305	Leased
Milan, Italy	Sales office	915	Leased

Item 3:                       Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this Form 10-K, we were not involved in any material legal proceedings, other than as set forth below.

On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to us. One complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. The other complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”. Both complaints seek injunctive relief. The court actions are part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology.

On or about March 19, 2004, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the four patents of our company at issue in the Seoul infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court.

On or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the decisions are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”. We are appealing these decisions to the Korean Supreme Court. We are also continuing our enforcement action against Phicom under these patents in the Seoul Southern District Court, including certain claims from both patents that were not addressed by the Korean Patent Court decisions.

On or about February 9, 2006, the Korean Patent Court issued a ruling declining to render a decision on Phicom’s appeal regarding our Korean Patent No. 252,457, entitled “Method of Fabricating

Interconnections Using Cantilever Elements and Sacrificial Substrates,” instead re-opening the case for further proceedings to be handled by a new panel of three patent court judges. Meanwhile this leaves unchanged the decision of KIPO affirming the validity of the claims of Patent No. 252,457. On or about the same date, the Korean Patent Court invalidated ten claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. Following normal practice, the basis for these rulings was not given and written opinions explaining the rulings would typically be expected in one to three weeks. We are evaluating the substantive merits of an appeal to the Korean Supreme Court regarding the 324,064 patent. We are also continuing our enforcement action against Phicom under both the 252,457 and 324,064 Korean patents in the Seoul Southern District Court, including certain claims from the 324,064 patent that were not addressed or affected by the Korean Patent Court.

The proceedings in Korea do not affect our corresponding U.S. and other international patents.

On March 4, 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that Phicom has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially identical to those at issue in our litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. Phicom also filed a motion with the Oregon District Court seeking that the lawsuit be transferred to the U.S. District Court for the Northern District of California, which is where our principal place of business is located, and Phicom’s motion was denied without prejudice by the District Court. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference on May 30, 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Form 10-K, discovery has begun and the parties are exchanging written preliminary contentions regarding infringement and validity.

We have incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of our patents. For example, on or about October 6, 2004, a third party filed an invalidation proceeding with KIPO relating to our Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of our Korean Patent No. 312,872. The matter was appealed by the third party to the Korean Patent Court. On or about April 22, 2005, an invalidation action was filed with KIPO against our Korean Patent No. 467,997. KIPO has yet to rule on this invalidation action. By way of further example, challenges against three of our Taiwan patents, Taiwan Patent Nos. 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While we believe we do not have a material monetary damages exposure in these various invalidity proceedings, it is possible we will incur material attorneys’ fees in defending our intellectual property at issue in these challenges.

Item 4:                       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the Nasdaq National Market under the symbol “FORM” since June 12, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq National Market for the periods indicated.

Fiscal 2005	High	Low
First Quarter	$27.81	$20.95
Second Quarter	29.98	20.49
Third Quarter	28.43	22.55
Fourth Quarter	28.25	19.63

Fiscal 2004	High	Low
First Quarter	$22.85	$17.54
Second Quarter	22.55	17.00
Third Quarter	22.55	16.00
Fourth Quarter	29.08	18.41

The closing sales price of our common stock on the Nasdaq National Market was $37.67 per share on February 24, 2006. As of February 24, 2006, there were 121 registered holders of record of our  common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Item 6:                       Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Dec. 31,	Dec. 25,	Dec. 27,	Dec. 28,	Dec. 29,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$237,495	$177,762	$98,302	$78,684	$73,433
Cost of revenues	129,623	90,159	49,929	39,456	38,385
Stock-based compensation	479	626	612	426	73
Gross margin	107,393	86,977	47,761	38,802	34,975
Operating expenses
Research and development(1)	27,638	19,813	15,569	14,592	14,619
Selling, general and administrative(1)	41,352	29,018	19,044	17,005	18,500
Stock-based compensation	3,102	2,033	2,550	2,039	601
Restructuring charges	—	—	—	—	1,380
Total operating expenses	72,092	50,864	37,163	33,636	35,100
Operating income (loss)	35,301	36,113	10,598	5,166	(125)
Interest income, net	4,282	2,450	1,003	729	819
Other income (expense), net	(1,091)	500	563	(87)	(342)
Income before income taxes	38,492	39,063	12,164	5,808	352
Provision (benefit) for income taxes	8,310	13,885	4,649	(3,558)	307
Net income	30,182	25,178	7,515	9,366	45
Preferred stock dividend	—	—	(2,340)	(5,272)	(4,830)
Amount allocated to participating preferred stockholders	—	—	(10)	(3,479)	—
Net income (loss) available to common stockholders	$30,182	$25,178	$5,165	$615	$(4,785)
Net income (loss) per share available to common stockholders:
Basic	$0.76	$0.67	$0.25	$0.14	$(1.19)
Diluted	$0.73	$0.63	$0.19	$0.10	$(1.19)
Weighted-average number of shares used in per
share calculations:
Basic	39,547	37,647	21,012	4,413	4,032
Diluted	41,590	40,054	29,280	5,906	4,032
(1) Amounts exclude stock-based compensation, as follows:
Research and development	$710	$830	$893	$708	$120
Selling, general and administrative	2,392	1,203	1,657	1,331	481
Total	$3,102	$2,033	$2,550	$2,039	$601
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$211,608	$191,483	$179,270	$34,343	$27,576
Working capital	232,110	205,105	190,844	40,641	31,074
Total assets	381,361	302,566	239,236	77,955	62,264
Long-term debt, less current portion	—	—	—	625	1,167
Redeemable convertible preferred stock and warrants	—	—	—	65,201	65,201
Deferred stock based compensation, net	(2,495)	(5,413)	(7,902)	(10,782)	(4,051)
Total stockholders’ equity (deficit)	317,789	265,175	215,014	(4,604)	(17,582)

Item 7:                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the “Note Regarding Forward-Looking Statements” that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A:  Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole semiconductor wafer, prior to singulation, in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry’s first memory wafer probe card capable of testing up to 32 devices in parallel. Our revenues increased from $1.1 million in fiscal 1995 to $237.5 million in fiscal 2005.

We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to severe fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop, the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.

In fiscal 2005, we benefited from semiconductor manufacturers’ strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies. New applications such as mobile RAM and the transition to 90 and sub-90 nanometer technology process nodes and double data rate II, or DDR II, architecture contributed to our overall revenue growth, which was partially offset by lower demand for NAND and NOR flash applications. As a result, in fiscal 2005 our revenues increased by 34% as compared to fiscal 2004. In fiscal 2005, we also incurred significant costs associated with the transition to our new manufacturing facility in Livermore, California. We were able to fund the costs associated with this transition from operating cash flow.

The majority of our sales are directly to semiconductor manufacturers. In fiscal 2005, sales to four customers accounted for 72.8% of our revenues. Because the semiconductor industry is a relatively concentrated industry, we believe that sales to a limited number of customers will continue to account for a substantial part of our business. We generally have limited backlog and therefore we rely upon orders that are booked and shipped in the same quarter for about half of our revenues. Our backlog increased from

$32.9 million at December 25, 2004 to $46.6 million at December 31, 2005. We manufacture our wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. In addition to direct sales we also have significant sales to our distributor. Sales to our distributor were 23.0%, 20.0% and 13.4% of our revenues in fiscal 2005, 2004 and 2003, respectively. Currently, we have one distributor, Spirox Corporation, which serves Singapore, Philippines, Malaysia and China. We also have the ability to sell our products directly to customers in these regions. Prior to October 2005, we sold our products in Taiwan through Spirox until we transitioned to a direct sales and service model in that country.

Management focuses on various external measures that impact our performance, including for example, semiconductor manufacturer technology transitions, semiconductor manufacturing wafer fabrication facility expansions, semiconductor device architecture changes and implementations, and new market developments.

We believe the following information is key to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

Fiscal Year.   Our fiscal year ends on the last Saturday in December. The fiscal year ended December 31, 2005 had 53 weeks. Fiscal years ended December 25, 2004 and  December 27, 2003 had 52 weeks each.

Revenues.   We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales accounted for 99.9% of our revenues in fiscal 2005, 99.9% of our revenues in fiscal 2004 and 99.8% of our revenues in fiscal 2003. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

Cost of Revenues.   Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions or write-offs of inventory as cost of revenues.

We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant cyclicality and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record inventory reserve for estimated obsolete and non saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold.

Research and Development.   Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We devoted 11.6%, 11.2% and 15.8% of our revenues to research and development programs in fiscal 2005, 2004 and 2003, respectively. We plan to continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future. We expect these expenses to scale with revenue growth in the range of 12% to 16% of revenues, excluding stock-based compensation.

Selling, General and Administrative.   Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to allowances for doubtful receivables, inventories, marketable securities, income taxes, warranty obligations, contingencies, litigation and accrual for other liabilities. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe that the following are critical accounting policies:

Note 2 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of our consolidated financial statements.

Revenue Recognition.   Under Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition,” (SAB 104), we recognize revenue when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending upon the terms of sale and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors until the distributor confirms an order from its customer.

In multiple element arrangements, we follow the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

We offer product maintenance and repair arrangements to our customers that are accounted for in accordance with FASB Technical Bulletin No. 90-1, “Accounting for Separately Priced Extended Warranty

and Product Maintenance Contracts”. Amounts due from customers under these arrangements are initially recorded as deferred revenues. The fees are recognized as revenue on a straight-line basis over the service period and related costs are recorded as incurred.

Revenues from licensing of our design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

We have to make estimates and judgments with regard to revenue recognition and changes in these estimates and judgments could impact our revenues and results of operations.

Warranty Reserve.   We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

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

Accounting for Income Taxes.   We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of taxable income and the period over which our deferred tax assets would be recoverable. While management has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period.

In fiscal 2005 and fiscal 2004, given our increasing levels of profitability, we concluded that it is more likely than not that we will be able to utilize our deferred tax assets before they expire.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between our tax provision and tax return may occur and such adjustments are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Revenues	100.0%	100.0%	100.0%
Cost of revenues	54.6	50.7	50.8
Stock-based compensation	0.2	0.4	0.6
Gross margin	45.2	48.9	48.6
Operating expenses:
Research and development(1)	11.6	11.2	15.8
Selling, general and administrative(1)	17.4	16.3	19.4
Stock-based compensation	1.3	1.1	2.6
Total operating expenses	30.3	28.6	37.8
Operating income	14.9	20.3	10.8
Interest income, net	1.8	1.4	1.0
Other income (expense), net	(0.5)	0.3	0.6
Income before income taxes	16.2	22.0	12.4
Provision for income taxes	3.5	7.8	4.7
Net income	12.7	14.2	7.7
Preferred stock dividend	—	—	2.4
Amount allocated to participating preferred stockholders	—	—	—
Net income available to common stockholders	12.7%	14.2%	5.3%
(1) Amounts exclude stock-based compensation, as follows:
Research and development	0.3%	0.5%	0.9%
Selling, general and administrative	1.0	0.6	1.7
Total	1.3%	1.1%	2.6%

Fiscal Years Ended December 31, 2005 and December 25, 2004

Revenues

	Fiscal 2005	Fiscal 2004	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$182,828	$124,329	$58,499	47.1%
Flash	31,640	38,953	(7,313)	(18.8)
Logic	23,027	14,480	8,547	59.0
Total revenues	$237,495	$177,762	$59,733	33.6%

Revenues increased 34% in fiscal 2005 compared to fiscal 2004. Markets for our customers are growing robustly, as the convergence of new applications for advanced chips, combined with technology and production capability, is increasing bit demand for these advanced products. As a result, the advanced wafer probe card market grew rapidly in 2005, as new market forces and our enabling technologies accelerated demand. Continuing strength in mobile and consumer applications like mobile RAM, the transition to 90 nanometer technologies and below, as well as the transition to DDR II architecture contributed to the overall growth in revenues.

The majority of our revenues for fiscal 2005 was generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the continued execution of major DRAM transitions to 90 nanometer technology and below, DDR II architecture and the proliferation of Mobile RAM applications. Approximately 61% of our DRAM revenue in fiscal 2005 was derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers decreased mainly due to lower demand for our NAND flash wafer probe cards.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products. The majority of our logic revenues in fiscal 2005 was derived by sales of wafer probe cards to test high performance flip-chip microprocessor and chipset applications.

Revenue by Geographic Region

	Fiscal	% of	Fiscal	% of
	2005	Revenues	2004	Revenues
	(In thousands)
North America	$81,214	34.2%	$63,624	35.8%
Europe	22,746	9.6%	23,721	13.3%
Japan	62,181	26.2%	45,384	25.5%
Asia Pacific	71,354	30.0%	45,033	25.4%
Total revenues	$237,495	100.0%	$177,762	100.0%

Geographic revenue information is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in the percentage of revenues in  Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in percentage of revenues in Asia Pacific was primarily due to growth in our business with Taiwan customers. The decrease in the percentage of revenues in Europe was primarily due to decreased sales to a manufacturer of DRAM devices in this region.

Gross Margin

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
Gross margin	$107,393	45.2%	$86,977	48.9%

The decrease in gross margin percentage in fiscal 2005 compared to fiscal 2004 was primarily due to start up costs related to our new factory, costs to ramp our new factory to a higher revenue capacity and higher provision for excess and obsolete inventory. During fiscal 2005 and fiscal 2004 we incurred $12.2 million and $5.0 million, respectively of start up expenses related to the bring up of our new manufacturing facility, which represented 5.1% and 2.8% of revenues, respectively. The increase in inventory provision to $10.9 million, or 4.6% of revenues for fiscal 2005 as compared with $4.5 million, or 2.5% of revenues for fiscal 2004 was primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards.

Research and Development

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
Research and development	$27,638	11.6%	$19,813	11.2%
Stock-based compensation expense (excluded from research and development)	$710	0.3%	$830	0.5%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $3.5 million in personnel costs and an increase of approximately $4.3 million in development related costs. Through fiscal 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
Selling, general and administrative	$41,352	17.4%	$29,018	16.3%
Stock-based compensation expense (excluded from selling, general and administrative)	2,392	1.0%	1,203	0.6%

The increase in absolute dollars was mainly due to an increase of approximately $7.9 million in personnel related expenses and an increase of approximately $4.4 million in outside professional services that primarily related to patent enforcement proceedings and other consulting services, including compliance and regulatory matters. Stock-based compensation expense in fiscal 2005 increased primarily due to the acceleration of options related to the departure of our chief operating officer.

Interest and Other Income (Expense), Net

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
Interest income	$4,282	1.8%	$2,450	1.4%
Other income (expense), net	(1,091)	(0.5)%	500	0.3%

The increase in interest income is due to larger cash, cash equivalents and marketable securities balance throughout fiscal 2005 relative to fiscal 2004 and higher interest rates, resulting in higher interest income earned. Other expense for fiscal 2005 was mainly comprised of foreign currency losses, primarily related to Japanese Yen. Other income for fiscal 2004 includes a realized gain contingency relating to a cash refund of consumption tax paid in Japan of approximately $1.0 million.

Provision for Income Taxes

	Fiscal 2005	Annual Effective Tax Rate	Fiscal 2004	Annual Effective Tax Rate
	(In thousands)
Provision for income taxes	$8,310	21.6%	$13,885	35.5%

Our annual effective tax rate for fiscal 2005 and 2004 was 21.6% and 35.5%, respectively. The lower income tax expense for fiscal 2005 was primarily due to higher tax exempt interest earned and higher tax credits generated in fiscal 2005. Fiscal 2005 was impacted by certain discrete transactions recorded in the third quarter of fiscal 2005, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

Fiscal Years Ended December 25, 2004 and December 27, 2003

Revenues

	Fiscal 2004	Fiscal 2003	Increase (decrease)	% Change
	(In thousands)
Revenue by Market:
DRAM	$124,329	$61,429	$62,900	102.4%
Flash	38,953	18,086	20,867	115.4
Logic	14,480	18,787	(4,307)	(22.9)
Total revenues	$177,762	$98,302	$79,460	80.8%

Revenues grew across all regions in fiscal 2004 as compared to fiscal 2003 as conventional probe cards continued to be replaced by advanced wafer test technologies and more test was performed at the wafer level. The build out of 300mm wafer production capacity brought additional demand for wafer probe cards as part of our customers overall capacity expansion. New applications like mobile RAM, the transition to 110 nanometer technologies, as well as design wins in Flash memory contributed to the overall growth in revenues.

Revenues for the fourth quarter of fiscal 2004 were negatively impacted by approximately $5.0 million due to a severe decline in our production yields caused by contamination of our existing wafer production line at our old production facility.

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

Revenues generated from sales to flash memory device manufacturers increased due to strong bit growth and the demand for high parallelism flash memory test products as well as the continued ramp in 300mm capacity.

Revenues from manufacturers of flip chip logic devices decreased due to design and mix shift at our customers as well as our continued capacity constraints during 2004.

Revenue by Geographic Region

	Fiscal	% of	Fiscal	% of
	2004	Revenues	2003	Revenues
	(In thousands)
North America	$63,624	35.8%	$49,235	50.1%
Europe	23,721	13.3%	10,129	10.3%
Japan	45,384	25.5%	19,715	20.1%
Asia Pacific	45,033	25.4%	19,223	19.5%
Total revenues	$177,762	100.0%	$98,302	100.0%

The increase in the percentage of revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The decrease in the percentage of revenues in North America was primarily due to the decrease in sales to manufacturers for flip chip logic devices.

Gross Margin

	Fiscal 2004	% of Revenues	Fiscal 2003	% of Revenues
	(In thousands)
Gross margin	$86,977	48.9%	$47,761	48.6%

Gross margin for fiscal 2004 remained stable due to higher revenues despite $5.0 million of start up costs for our new factory. Gross margin was negatively impacted by approximately 1.1% due to a severe decline in our wafer yields caused by contamination in our production line at our old production facility during the fourth quarter.

Research and Development

	Fiscal 2004	% of Revenues	Fiscal 2003	% of Revenues
	(In thousands)
Research and development	$19,813	11.2%	$15,569	15.8%
Stock based compensation expense (excluded from research and development)	$830	0.5%	$893	0.9%

Research and development expenses increased mainly due to an increase of approximately $2.3 million in personnel costs and an increase of approximately $1.9 million in development program materials and related costs. During fiscal 2004, we continued our development of next generation parallelism products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are currently building a dedicated research and development line as part of our new site project, as we believe it is critical to continue to make significant investments in research and development.

Selling, General and Administrative

	Fiscal 2004	% of Revenues	Fiscal 2003	% of Revenues
	(In thousands)
Selling, general and administrative	$29, 018	16.3%	$19,044	19.4%
Stock-based compensation expense (excluded from selling, general and administrative)	1,203	0.6%	1,657	1.7%

Selling, general and administrative expenses increased due to approximately $4.2 million in personnel related expenses, an increase of $547,000 in commissions to our sales representatives driven by the increase in revenues and an increase of $3.4 million in outside professional services that primarily related to patent litigation and Sarbanes Oxley compliance expenses.

Interest and Other Income (Expense), Net

	Fiscal 2004	% of Revenues	Fiscal 2003	% of Revenues
	(In thousands)
Interest income, net	$2, 450	1.4%	$1,003	1.0%
Other income (expense), net	$500	0.3%	$563	0.6%

Interest income, net increased due to a larger cash, cash equivalents and marketable securities balance throughout fiscal 2004 as a result of the completion of our initial public offering and follow-on public offering in 2003. We recognized a gain contingency relating to a cash refund of consumption tax paid in Japan of approximately $1.0 million in fiscal 2004. Foreign currency losses for fiscal 2004 were approximately $270,000.

Provision for Income Taxes

	Fiscal 2004	Annual Effective Tax Rate	Fiscal 2003	Annual Effective Tax Rate
	(In thousands)
Provision for income taxes	$13,885	35.5%	$4,649	38.2%

Provision for income taxes for fiscal 2004 increased primarily due to an increase of consolidated pretax earnings from $12.1 million for 2003 to $39.1 million for 2004. The decrease in our 2004 effective tax rate was primarily due to our shifting of investments from taxable to tax-exempt interest bearing securities beginning in fiscal 2004 and a decrease in our nondeductible stock-based compensation expense in fiscal 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had $211.6 million in cash, cash equivalents and marketable securities compared to $191.5 million as of December 25, 2004.

Net cash provided by operating activities was $37.7 million for fiscal 2005 compared to $35.7 million for fiscal 2004 and $15.0 million for fiscal 2003. The increase in net cash provided by operations in fiscal 2005 compared to fiscal 2004 and 2003 resulted primarily from an increase in net income in fiscal 2005 as well as the impact of non-cash items that were recorded on the statements of income, primarily depreciation and amortization expense and the provision for excess and obsolete inventories, offset by investments in accounts receivable and inventories to support growth.

Accounts receivable increased by $19.0 million from fiscal 2004 to fiscal 2005 due to an increase in worldwide revenues. Accounts receivable increased by $5.3 million from fiscal 2003 to fiscal 2004. Our days sales outstanding from receivables, or DSO, decreased from 50 days at December 25, 2004 to 42 days at December 31, 2005. DSO at December 27, 2003 was 51 days.

Gross inventories were $38.2 million, $24.1 million and $17.4 million as of December 31, 2005, December 25, 2004 and December 27, 2003, respectively. Inventory reserves at December 31, 2005, December 25, 2004 and December 27, 2003 were $19.8 million, $12.9 million and $9.4 million, respectively. The increases in both gross inventories and inventory reserves are a result of increased volume in business and strong demand for our products. While inventory and inventory reserve balances have increased in 2005, net inventory turns remain high at 8.8 and 9.3 in fiscal 2005 and fiscal 2004, respectively. Net inventory turns were 8.3 in fiscal 2003.

Inventory reserves, as a percentage of gross inventories, decreased to 51.8% at December 31, 2005 compared to 53.5% at December 25, 2004. Inventory reserves, as a percentage of gross inventories were

54.0% at December 27, 2003. We record inventory reserve for estimated obsolete or non saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves, if any, is recognized only when the related inventory has been scrapped or sold.

Accrued liabilities increased by $13.7 million for fiscal 2005 due primarily to the increase of $9.7 million in accrued income taxes and increase of approximately $3.5 million in accrued compensation and benefits. Accrued liabilities increased by $4.6 million for fiscal 2004 due to the increase of $3.2 million in accrued compensation and benefits.

Net cash used by investing activities was $54.0 million for fiscal 2005, compared to $28.2 million for fiscal 2004 and $158.6 million for fiscal 2003. Net cash used by investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. Capital expenditures were $28.3 million for fiscal 2005, $37.7 million for fiscal 2004 and $11.2 million for fiscal 2003. In fiscal 2005, fiscal 2004 and fiscal 2003 we invested in the expansion of manufacturing facilities as well as leasehold improvements to our new headquarters and manufacturing facility. In fiscal 2003, we invested the proceeds from our initial public offering and follow-on offering into short-term marketable securities.

Net cash provided by financing activities was $12.4 million for fiscal 2005 compared with $14.5 million for fiscal 2004. Net cash provided by financing activities was $140.6 million for fiscal 2003. Net cash provided by financing activities for fiscal 2005 and fiscal 2004 was mainly due to proceeds received from the exercise of employee stock options. In 2003, we completed our initial public offering and a follow-on public offering. These public offerings generated $138 million in proceeds.

In May 2001, we signed a ten-year lease for an additional 119,000 square feet of manufacturing, research and development and office space. The total rent obligation over the term of the lease is $21.8 million and is accounted for as an operating lease. In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space. The total rent obligation over the term of the lease is $1.0 million and is accounted for as an operating lease. We invested approximately $37 million in leasehold improvements for our new headquarters and manufacturing facility through 2005.

We expect capital expenditures for fiscal 2006 of approximately $30 million primarily related to the expansion of our manufacturing facilities.

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005.

	Payments Due by Fiscal Year
	2006	2007-2008	2009-2010	After 2010	Total
	(In thousands)
Operating leases	$3,174	$6,198	$6,343	$5,290	$21,005
Inventory purchase obligations	452	—	—	—	452
Other purchase obligations	990	—	—	—	990
Total	$4,616	$6,198	$6,343	$5,290	$22,447

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, and the costs to ensure access to adequate manufacturing capacity. Accordingly, we may seek additional capital through the issuance of equity or debt securities. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the requisite service periods. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption.

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

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method. As a consequence, we generally recognize no compensation cost for employee stock options and purchases under our Employee Stock Purchase Plan. Although the adoption of SFAS 123(R)’s fair value method will have no adverse impact on our balance sheet or total cash flows, it will affect our net income and diluted earnings per share. The actual effects of adopting SFAS 123(R) will depend on numerous factors including the amounts of share-based payments granted in the future, the valuation model we use to value future share-based payments to employees and estimated forfeiture rates.

On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be extended to annual periods beginning after June 15, 2005. We will adopt this new standard on January 1, 2006, using the modified prospective method and a Black-Scholes valuation model. We believe that the adoption of SFAS No. 123(R) will have a material impact on net income and net income per share.

Item 7A:     Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk.   Our revenues, except in Japan, and our expenses, except those expenses related to our operations in Germany, United Kingdom, Japan, Taiwan and Korea, are denominated in U.S. Dollars. Revenues and accounts receivable from the majority of our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated receivables. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized.

As of December 31, 2005, we had one outstanding foreign currency exchange forward contract to sell 2,524,000,000 Japanese Yen for $21,451,640 with a contract rate of 117.66 Japanese Yen per U.S. Dollar. The fair value on this foreign currency forward exchange contract as of December 31, 2005 would have changed by $2,145,164 if the foreign currency exchange rate for the Japanese Yen to the U.S. Dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk.   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit (see Note 3 of the Notes to Consolidated Financial Statements). The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of December 31, 2005, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 8:        Financial Statements and Supplementary Data

Consolidated Financial Statements

The consolidated financial statements of FormFactor required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”. This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled “Consolidated Financial Statements”. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Dec. 31,	Sept. 24,	June 25,	Mar. 26,	Dec. 25,	Sept. 25,	June 26,	Mar. 27
	2005	2005	2005	2005	2004	2004	2004	2004
	(in thousands, except per share data)
Revenues	$71,819	$62,374	$52,337	$50,965	$46,113	$51,377	$43,154	$37,118
Cost of revenues	36,518	33,980	30,434	28,691	26,504	25,471	20,158	18,026
Stock-based compensation	100	108	127	144	160	154	157	155
Gross Margin	35,201	28,286	21,776	22,130	19,449	25,752	22,839	18,937
Operating Expenses:
Research and development(1)	8,754	7,700	5,516	5,668	5,393	5,555	4,516	4,349
Selling, general and administrative(1)	12,124	10,655	9,377	9,196	8,378	7,904	6,862	5,874
Stock-based compensation	470	1,397	625	610	462	455	564	552
Total operating expenses	21,348	19,752	15,518	15,474	14,233	13,914	11,942	10,775
Operating income	13,853	8,534	6,258	6,656	5,216	11,838	10,897	8,162
Interest income	1,370	1,116	980	816	710	635	572	533
Other income (expense), net	(437)	(630)	(112)	87	1,298	(156)	(247)	(395)
Income before income taxes	14,786	9,020	7,126	7,559	7,224	12,317	11,222	8,300
Provision (benefit) for income taxes	4,306	(758)*	2,114	2,648	1,402	4,820	4,466	3,197
Net income	$10,480	$9,778	$5,012	$4,911	$5,822	$7,497	$6,756	$5,103
Net income available to common stockholders per share:
Basic	$0.26	$0.25	$0.13	$0.13	$0.15	$0.20	$0.18	$0.14
Diluted	$0.25	$0.23	$0.12	$0.12	$0.14	$0.19	$0.17	$0.13
Weighted-average number of shares used in per share calculations:
Basic	40,118	39,733	39,274	39,018	38,378	37,632	37,381	37,083
Diluted	41,859	41,762	41,497	41,197	40,643	40,499	40,609	40,231
(1) Amounts exclude stock-based compensation, as follows:
Research and development	$133	$181	$185	$211	$224	$216	$226	$164
Selling, general and administrative	337	1,216	440	399	238	239	338	388

Total	$470	$1,397	$625	$610	$462	$455	$564	$552

*                     The third quarter of fiscal 2005 was impacted by certain discrete transactions, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

Item 9:                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act, our management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 31, 2005, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer,  concluded that, as of December 31, 2005, our controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported in accordance with the rules and forms of the SEC and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We have previously reported on-going remediation efforts related to the material weakness identified as of December 31, 2004 related to our lack of a sufficient complement of personnel with a level of technical accounting expertise commensurate with our financial reporting requirements. During fiscal 2005, we designed and placed in operation new controls to remediate the material weakness. Specifically, in the first quarter of 2005, we hired a Chief Financial Officer with extensive industry experience. Additionally, in the second quarter of 2005, we implemented new controls over the period-end financial reporting process, including controls to review and evaluate the accounting impact of certain transactions related to stock-based compensation and redeemable convertible preferred stock. In the third quarter of 2005, we hired additional personnel to strengthen the controls put in place during the second quarter of 2005. These personnel included, several accounting analysts, an Assistant Controller and Senior Director of Tax and Treasury. As of December 31, 2005, we have determined that the new controls are effectively designed and have demonstrated effective operation for a sufficient period of time to enable management to conclude the material weakness identified in 2004 has been remediated.

As required by Rule 13a-15(d) of the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the fourth quarter of fiscal 2005.

Limitation on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all occurrences of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the control systems will detect all control issues, including instances of fraud, if any.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for FormFactor. Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. This evaluation was based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Item 9B:              Other Information

On December 15, 2005, the Compensation Committee of our Board of Directors unanimously approved an increase in the housing allowance to Joseph R. Bronson, our President and Member of the Office of the Chief Executive Officer, to $3,900 per month. The housing allowance increase is retroactive to the effective date of his apartment lease, consistent with the terms in his employment offer letter.

PART III

Item 10:                Directors and Executive Officers of the Registrant

Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, appear in our Proxy Statement, under the section entitled Proposal No. 1—Election of Directors”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the section entitled “Executive Officers”.

Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Proxy Statement under the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

We have adopted a Statement of Corporate Code of Business Conduct that applies to all directors, officers and employees of FormFactor and a Statement of Financial Code of Ethics that applies to our chief executive officer, chief financial officer, and other employees in our finance department. Information concerning these codes appears in our Proxy Statement under the section entitled “Proposal No. 1—Election of Directors—Corporate Codes”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 11:                Executive Compensation

Information concerning executive compensation and related information appears in our Proxy Statement under the section entitled “Executive Compensation and Related Information”. Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters, including information regarding our equity compensation plans, appears in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 13:                Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions appears in our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:                Principal Accountant Fees and Services

Information concerning principal accountant fees and services and the audit committee’s pre-approval policies and procedures appears in our Proxy Statement under the section entitled “ Proposal No. 2—Ratification of Selection of Independent Auditor”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15:                Exhibits, Financial Statement Schedules

(a)		The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Report of Independent Registered Public Accounting Firm
	(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this AnnualReport on Form 10-K.
(b)		Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
21.01	List of Registrant’s Subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney (included in the signature page of this Form 10-K).
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 1st day of March 2006.

FORMFACTOR, INC.
By:	/s/ RONALD C. FOSTER
Ronald C. Foster
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Dr. Igor Y. Khandros, Ronald C. Foster and Stuart L. Merkadeau, and each of them, the undersigned’s true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:
/s/ DR. IGOR Y. KHANDROS	Chief Executive Officer and Director	March 1, 2006
Dr. Igor Y. Khandros
Principal Financial Officer and Principal Accounting Officer:
/s/ RONALD C. FOSTER	Chief Financial Officer	March 1, 2006
Ronald C. Foster
Additional Directors:
/s/ HOMA BAHRAMI	Director	March 1, 2006
Homa Bahrami

/s/ JOSEPH R. BRONSON	President, Member of the Office of the	March 1, 2006
Joseph R. Bronson	Chief Executive Officer and Director
/s/ THOMAS J. CAMPBELL	Director	March 1, 2006
Thomas J. Campbell
/s/ HARVEY S. WAGNER	Director	March 1, 2006
Harvey S. Wagner
/s/ G. CARL EVERETT, JR.	Director	March 1, 2006
G. CARL EVERETT, JR.
/s/ JAMES A. PRESTRIDGE	Director	March 1, 2006
James A. Prestridge

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc.:

We have completed integrated audits of FormFactor, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

We have completed integrated audits of FormFactor, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Managements Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
San Jose, California

February 24, 2006

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 25, 2004
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,217	$34,836
Marketable securities	180,391	156,647
Accounts receivable, net of allowance for doubtful accounts of $74 in 2005 and $41 in 2004	43,967	25,054
Inventories	18,404	11,232
Deferred tax assets	11,396	7,587
Prepaid expenses and other current assets	7,169	4,760
Total current assets	292,544	240,116
Restricted cash	2,250	2,250
Property and equipment, net	81,588	59,356
Deferred tax assets	4,518	570
Other assets	461	274
Total assets	$381,361	$302,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,369	$17,556
Accrued liabilities	20,467	14,685
Income tax payable	9,697	—
Deferred revenue and customer advances	3,588	2,770
Deferred rent	313	—
Total current liabilities	60,434	35,011
Deferred revenue and customer advances	—	195
Deferred rent and other liabilities	3,138	2,185
Total liabilities	63,572	37,391
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares issued and outstanding: none in 2005 and 2004	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares issued and outstanding: 40,236,686 shares in 2005 and 38,885,637 shares in 2004	40	39
Additional paid-in capital	268,291	249,149
Deferred stock-based compensation, net	(2,495)	(5,413)
Accumulated other comprehensive loss	(359)	(730)
Retained earnings	52,312	22,130
Total stockholders’ equity:	317,789	265,175
Total liabilities and stockholders’ equity	$381,361	$302,566

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(In thousands, except per share data)
Revenues	$237,495	$177,762	$98,302
Cost of revenues	129,623	90,159	49,929
Stock-based compensation	479	626	612
Gross margin	107,393	86,977	47,761
Operating expenses:
Research and development(1)	27,638	19,813	15,569
Selling, general and administrative(1)	41,352	29,018	19,044
Stock-based compensation	3,102	2,033	2,550
Total operating expenses	72,092	50,864	37,163
Operating income	35,301	36,113	10,598
Interest income	4,282	2,450	1,041
Interest expense	—	—	(38)
Other income (expense), net	(1,091)	500	563
	3,191	2,950	1,566
Income before income taxes	38,492	39,063	12,164
Provision for income taxes	8,310	13,885	4,649
Net income	30,182	25,178	7,515
Preferred stock dividend	—	—	(2,340)
Amount allocated to participating preferred stockholders	—	—	(10)
Net income available to common stockholders	$30,182	$25,178	$5,165
Net income per share available to common stockholders:
Basic	$0.76	$0.67	$0.25
Diluted	$0.73	$0.63	$0.19
Weighted-average number of shares used in per share calculations:
Basic	39,547	37,647	21,012
Diluted	41,590	40,054	29,280
(1) Amounts exclude stock-based compensation, as follows:
Research and development	$710	$830	$893
Selling, general and administrative	2,392	1,203	1,657
Total	$3,102	$2,033	$2,550

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005,
December 25, 2004 and December 27, 2003

	Common Stock		Additional Paid-in	Notes Receivable from	Deferred Stock-based	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Stockholders	Compensation	Loss	(Deficit)	Total
	(In thousands, except share data)
Balances, December 28, 2002	4,680,118	5	20,183	(3,447)	(10,782)	—	(10,563)	(4,604)
Repurchase of common stock	(100,000)	—	(200)	—	—	—	—	(200)
Issuance of common stock in connection with initial public offering and follow-on offering, net of issuance costs	8,755,171	9	137,826	—	—	—	—	137,835
Conversion of redeemable convertible preferred stock into common stock upon initial public offering	23,002,626	23	64,872	—	—	—	—	64,895
Conversion of redeemable convertible preferred stock warrants into common stock warrants	—	—	306	—	—	—	—	306
Issuance of common stock pursuant to net exercise of common stock warrants	45,338	—	—	—	—	—	—	—
Repayment of notes receivable from stockholders	—	—	—	2,786	—	—	—	2,786
Issuance of common stock pursuant to exercise of options for cash	425,653	—	1,655	—	—	—	—	1,655
Tax benefit from exercise of common stock options	—	—	1,668	—	—	—	—	1,668
Deferred stock-based compensation, net of cancellations	—	—	282	—	(282)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,162	—	—	3,162
Components of other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	—	—	—	—	—	47	—	47
Translation adjustments	—	—	—	—	—	(51)	—	(51)
Net income	—	—	—	—	—	—	7,515	7,515
Comprehensive income								7,511
Balances, December 27, 2003	36,808,906	37	226,592	(661)	(7,902)	(4)	(3,048)	215,014
Repayment of notes receivable from stockholders	—	—	—	661	—	—	—	661
Issuance of common stock pursuant to exercise of options for cash	1,789,495	2	10,392	—	—	—	—	10,394
Issuance of common stock under the Employee Stock Purchase Plan	287,236	—	3,439	—	—	—	—	3,439
Tax benefit from exercise of common stock options	—	—	8,556	—	—	—	—	8,556
Deferred stock-based compensation, net of cancellations	—	—	170	—	(170)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	2,659	—	—	2,659
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(496)	—	(496)
Translation adjustments	—	—	—	—	—	(230)	—	(230)
Net income	—	—	—	—	—	—	25,178	25,178
Comprehensive income								24,452
Balances, December 25, 2004	38,885,637	39	249,149	—	(5,413)	(730)	22,130	265,175
Issuance of common stock pursuant to exercise of options for cash	1,042,373	1	8,707	—	—	—	—	8,708
Issuance of common stock under the Employee Stock Purchase Plan	285,926	—	3,683	—	—	—	—	3,683
Tax benefit from exercise of common stock options	—	—	6,089	—	—	—	—	6,089
Conversion of warrants to common stock	22,750	—	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	663	—	(663)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,581	—	—	3,581
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	113	—	113
Translation adjustments	—	—	—	—	—	258	—	258
Net income	—	—	—	—	—	—	30,182	30,182
Comprehensive income								30,553
Balances, December 31, 2005	40,236,686	$40	$268,291	$—	$(2,495)	$(359)	$52,312	$317,789

See accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
	(In thousands)
Cash flows from operating activities:
Net income	$30,182	$25,178	$7,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,513	6,987	5,147
Stock-based compensation expense	3,581	2,659	3,162
Deferred income taxes	(7,702)	(4,130)	1,458
Tax benefits from employee stock option plans	6,089	8,556	1,668
Interest income from stockholders’ notes receivable	—	—	(160)
Provision for doubtful accounts receivable	33	(61)	(150)
Provision for excess and obsolete inventories	10,858	4,462	1,959
Loss on disposal of property and equipment	80	—	10
Changes in assets and liabilities:
Accounts receivable	(18,966)	(5,294)	(7,547)
Inventories	(18,030)	(7,668)	(5,755)
Prepaids and other current assets	(2,620)	(1,905)	918
Accounts payable	2,318	804	3,842
Accrued liabilities	13,670	4,446	933
Deferred rent	1,120	114	2,071
Deferred revenues	623	1,527	(28)
Net cash provided by operating activities	37,749	35,675	15,043
Cash flows from investing activities:
Acquisition of property and equipment	(28,318)	(37,727)	(11,151)
Purchase of marketable securities	(223,928)	(138,693)	(257,091)
Proceeds from maturities and sales of marketable securities	198,687	147,966	109,255
Restricted cash	—	300	285
Other assets	(400)	(40)	83
Net cash used in investing activities	(53,959)	(28,194)	(158,619)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,391	13,833	139,490
Repayment of notes receivable from stockholders	—	661	2,786
Repurchase of common stock	—	—	(200)
Proceeds from issuance of bank line of credit	—	—	1,000
Repayment of notes payable	—	—	(1,125)
Repayment of bank line of credit	—	—	(1,375)
Net cash provided by financing activities	12,391	14,494	140,576
Effect of exchange rate changes on cash and cash equivalents	200	6	44
Net increase (decrease) in cash and cash equivalents	(3,619)	21,981	(2,956)
Cash and cash equivalents, beginning of year	34,836	12,855	15,811
Cash and cash equivalents, end of year	$31,217	$34,836	$12,855
Non-cash financing activities:
Repurchase of common stock in connection with cancellation of notes receivable from stockholders	$—	$—	$200
Conversion of redeemable convertible preferred stock and warrants to common stock	$—	$—	$65,201
Deferred stock-based compensation	$663	$170	$282
Purchases of property and equipment through accounts payable and accruals	$8,620	$6,157	$—
Supplemental disclosure of cash flow information:
Interest paid	$—	$—	$38
Income taxes paid (refunded)	$(70)	$10,271	$2,573

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company: (Continued)

FormFactor, Inc. (the “Company”) was incorporated on April 15, 1993 to design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has offices in California, Japan, Hungary, Germany, Taiwan, Italy and South Korea.

Fiscal Year

Our fiscal year ends on the last Saturday in December. Fiscal year ended December 31, 2005 had 53 weeks. The fiscal years ended December 25, 2004 and December 27, 2003 had 52 weeks each.

Initial Public Offering

The SEC declared the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-86738) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on June 11, 2003. Under this registration statement, the Company registered 6,900,000 shares of its common stock, including 900,000 shares subject to the underwriter’s over-allotment option, with an aggregate public offering price of $96,600,000. The Company registered 6,505,305 of these shares on its behalf and 394,695 of these shares on behalf of certain stockholders of the Company, including a director and certain officers of the Company.

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

Follow-On Public Offering

The SEC declared the Company’s follow-on registration statement, which the Company filed on Form S-1 (Registration No. 333-109815) under the Securities Act of 1933 in connection with the follow-on public offering of its common stock, effective on November 4, 2003. Under this registration statement, the Company and certain stockholders of the Company offered 5,750,000 shares of the Company’s common stock, including 750,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $149,500,000. The Company registered 2,249,866 of these shares, including 750,000 shares subject to the underwriters’ over-allotment option, on its behalf and 3,500,134 of these shares on behalf of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Formation and Business of the Company: (Continued) (Continued)

certain stockholders of the Company, including certain officers of the Company and an officer who is also a director of the Company.

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

Note 2—Summary of Significant Accounting Policies:

Basis of Consolidation and Foreign Currency Translation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar the foreign currency financial statements of the Company’s wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company’s international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss.

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

Foreign Exchange Management

The Company transacts business in various foreign currencies, primarily the Japanese Yen. We enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by FASB Statement No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”. Gains and losses resulting from the impact of currency exchange rate

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures are recognized as other income (expense), net in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

Realized foreign currency losses for fiscal 2005 were approximately $584,000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and various deposit accounts.

Marketable Securities

The Company has classified its marketable securities as “available-for-sale”. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses, if material, are recorded to accumulated other comprehensive loss until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

Restricted Cash

Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. As of December 31, 2005 and December 25, 2004, restricted cash includes $2,250,000 of letters of credit secured by a certificate of deposit.

Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company’s inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold.

The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on lead-times shorter than most manufacturers’ cycle times. Probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company’s wafer probe cards. These factors make inventory valuation adjustments part of the normally occurring cost of revenue. The aggregate inventory valuation adjustments equal the additions to the inventory reserves and were

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

$10,858,000, $4,462,000 and $1,959,000 for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, respectively. The Company retains the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty demand. The Company disposed of inventories of $3,922,000 in fiscal 2005, $994,000 in fiscal 2004 but did not dispose of any inventories in fiscal 2003.

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

Concentration of Credit Risk and Other Risks and Uncertainties

The Company maintains its cash and cash equivalents in accounts with two major financial institutions in the United States of America and in countries where subsidiaries operate. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal 2005, four customers accounted for approximately 12%, 15%, 23% and 23% of revenues. In fiscal 2004, four customers accounted for approximately 12%, 15%, 19% and of revenues. In

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

fiscal 2003, four customers accounted for approximately 10%, 12%, 13% and 30% of revenues. At December 31, 2005, three customers accounted for approximately 12%, 13% and 33% of accounts receivable. At December 25, 2004, three customers accounted for approximately 13%, 18% and 32% of accounts receivable. The Company applied a threshold of 10% to disclose such customers.

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

Revenue Recognition

The Company recognizes revenue when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending on the terms of sale. Although the Company’s distributor has no price protection rights or rights to return product, other than for warranty claims, the Company defers recognition of revenue and related cost of revenues, on a gross basis, from its distributor until the distributor confirms an order from its customer.

In multiple element arrangements, the Company determines whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting using the residual method. The Company recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting.

The Company offers product maintenance and repair arrangements to its customers. Amounts due from customers under these arrangements are initially recorded as deferred revenues. The fees are recognized as revenue on a straight-line basis over the service period and related costs are recorded as incurred.

Revenues from the licensing of the Company’s design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

Warranty Accrual

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

revenues. A reconciliation of the changes in the Company’s warranty liability for the year ending December 31, 2005 and December 25, 2004 follows (in thousands)

	Years Ended
	December 31, 2005	December 25, 2004
Warranty accrual beginning balance	$560	$446
Reserve for warranties issued during the year	893	936
Settlements made during the year	(942)	(822)
Warranty accrual ending balance (included in accrued liabilities)	$511	$560

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, development materials and other related costs.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal years 2005, 2004 and 2003 were approximately  $190,000, $169,000 and $210,000, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company has no income tax audits pending by taxing authority in all jurisdictions as of December 31, 2005. The Company establishes reserves for tax related uncertainties in the application of tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of tax liabilities of whether additional tax payments are probable. The Company regularly assesses the adequacy of the reserves in light of changing facts and circumstances, such as the expiration of statute of limitation. If the Company ultimately determines that payments of these amounts are unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company records an additional charge in its provision for income taxes in the period in which it determines that the recorded tax liability is less than the Company expects the ultimate assessment will be. The Company believes that adequate reserves have been provided to cover any potential additional tax assessment, as well as the related net interest.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions-an interpretation of FASB Statement No 109”. On January 11, 2006, the FASB announced to move back the effective date of the proposed Interpretation. The effective date of this Interpretation for the Company is beginning January 1, 2007. The Company is currently analyzing the proposed Interpretation and has not determined the potential impact on its Consolidated Financial Statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Segments

The Company operates in one segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards, using one measurement of profitability to manage its business.

Stock-based Compensation

The Company uses the intrinsic value method of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, and presents disclosure of pro forma information required under SFAS No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation”. Had compensation cost for the Company’s stock option grants to employees been determined based on the fair values of the stock option at the date of grant consistent with the provisions of SFAS No. 123, the Company’s net income and net income (loss) available to common stockholders per share would have been changed to the pro-forma amounts as follows (in thousands, except per share data):

	Years Ended
	December 31, 2005	December 25, 2004(1)	December 27, 2003(1)
Reported net income	$30,182	$25,178	$7,515
Add: Stock-based employee compensation expense included in reported net income available to common stockholders, net of tax	2,923	1,889	2,421
Deduct: Total stock-based employee compensation expense determined under the minimum and fair value methods for all awards, net of tax	(11,574)	(7,468)	(8,406)
Pro forma net income	$21,531	$19,599	$1,530
Net income per share available to common stockholders per share
Basic:
As reported	$0.76	$0.67	$0.25
Pro forma	$0.54	$0.52	$(0.04)
Diluted:
As reported	$0.73	$0.63	$0.19
Pro forma	$0.52	$0.49	$(0.04)

(1)          For fiscal 2003 and 2004, stock-based compensation expense has been revised to reflect (1) the impact of an immediate expense for certain fully vested options granted in June 2003, which the Company had been amortizing over four years, and (2) a decrease in the fair value of options under the ESPP plan and an increase in income taxes related to fair value of awards due to computational errors. These revisions resulted in a net decrease of pro-forma net income of $1.0 million in fiscal 2003 resulting in pro forma net income per share available to common stockholders decreasing from $0.01 per share (basic and diluted) to a loss of $0.04 per share (basic and diluted) and a net increase of pro-forma net income of $1.6 million in fiscal 2004 resulting in pro forma net income available to common stockholders increasing from $0.48 per share to $0.52 per share for basic and from $0.45 per share to $0.49 per share diluted.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

The Company has adopted the disclosure only provisions of SFAS No. 123. Prior to the Company’s initial public offering in June 2003, the Company calculated the fair value of each option on the date of grant using the minimum value method as prescribed by SFAS No. 123. Therefore, the pro forma net income (loss) and pro forma net income (loss) per share may not be representative for future periods. The assumptions used are as follows:

	Stock Options Years Ended			ESPP Year Ended	ESPP Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003	December 31, 2005	December 25, 2004
Risk-free interest rate	4.17%	3.46%	3.00%	3.23%	1.64%
Expected life (in years)	4.5	5	5	0.5	0.5
Dividend yield	—	—	—	—	—
Expected volatility	48%	48%	67%	48%	56%

The weighted-average per share grant date fair value of options granted during the years ended  December 31, 2005, December 25, 2004 and December 27, 2003 was $11.12, $9.43 and $9.20, respectively. The weighted average estimated fair value of purchase rights granted under the 2002 Employee Stock Purchase Plan was $9.03 and $6.91 per share for fiscal 2005 and fiscal 2004, respectively.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Basic net income per share
Numerator:
Net income available to common stockholders	$30,182	$25,178	$5,165
Denominator:
Weighted-average common stock outstanding	39,557	37,762	21,180
Less: Weighted-average shares subject to repurchase	(10)	(115)	(168)
Weighted-average shares used in computing basic net income per share	39,547	37,647	21,012
Diluted net income per share
Numerator:
Net income available to common stockholders	$30,182	$25,178	$5,165
Add preferred dividends for each Series considered dilutive	—	—	310
Net income available to common stockholders	$30,182	$25,178	$5,475
Denominator:
Weighted-average shares used in computing basic net income per share	39,547	37,647	21,012
Add stock options, warrants and common stock subject to repurchase	2,043	2,407	2,422
Add convertible preferred shares for each Series considered dilutive	—	—	5,846
Weighted-average shares used in computing diluted net income per share	41,590	40,054	29,280

The following outstanding options and warrants were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 31, 2005	December 25, 2004	December 27, 2003
Options to purchase common stock	863	708	1,122
Restricted stock	10	—	—
Convertible preferred stock	—	—	17,156

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholder’s equity. The component of comprehensive income (loss) is reported on the Company’s consolidated statements of stockholders’ equity.

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Net income	$30,182	$25,178	$7,515
Change in unrealized gain (loss) on marketable securities, net of tax	113	(496)	47
Foreign currency translation adjustments	258	(230)	(51)
Comprehensive income	$30,553	$24,452	$7,511

Components of accumulated comprehensive loss were as follows:

	December 31, 2005	December 25, 2004
Unrealized loss on marketable securities, net of tax	$(335)	$(448)
Cumulative translation adjustments	(24)	(282)
Accumulated other comprehensive loss	$(359)	$(730)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the requisite service periods. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

granted in the future, the valuation model the Company uses to value future share-based payments to employees and estimated forfeiture rates.

On April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS No. 123(R) will be extended to annual periods beginning after June 15, 2005. The Company will adopt this new standard on January 1, 2006, using the modified prospective method and a Black-Scholes valuation model. Management believes that the adoption of SFAS No. 123(R) will have a material impact on net income and net income per share.

Note 3—Balance Sheet Components:

Marketable Securities

Marketable securities at December 31, 2005 consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Municipal bonds	$158,788	$27	$(284)	$158,531
U.S. government agencies	22,000	—	(140)	21,860
Total	$180,788	$27	$(424)	$180,391

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$36,397	$(234)	$15,698	$(127)	$52,095	$(361)
U.S. government agencies	—	—	21,860	(63)	21,860	(63)
Total	$36,397	$(234)	$37,558	$(190)	$73,955	$(424)

The Company’s unrealized losses of $424,000 on marketable securities in fiscal 2005 were due primarily to interest rate movements. Management does not believe that any of the unrealized losses represented an other-than-temporary impairment based upon its evaluation of available evidence as of December 31, 2005.

Marketable securities at December 25, 2004 consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Corporate bonds and notes	$3,115	$—	$(23)	$3,092
Municipal bonds	121,481	4	(162)	121,323
U.S. government agencies	32,499	—	(267)	32,232
Total	$157,095	$4	$(452)	$156,647

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Balance Sheet Components: (Continued)

Contractual maturities of marketable securities as of December 31, 2005 were as follows (in thousands):

	Cost	Market Value
Due in one year or less	$95,087	$94,841
Due after one year or to five years	26,416	26,351
Due after after five years to 10 years	24,983	24,931
Due after 10 years	34,302	34,268
	$180,788	$180,391

For fiscal 2005 realized gains and realized losses on sales or maturities of marketable securities were immaterial. For fiscal 2004, the Company did not incur any realized gains or realized losses on sales of marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of trade accounts receivable at December 31, 2005 and December 25, 2004. Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company estimates allowances for doubtful accounts based primarily on analysis of historical trends and experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The Company does not have any off-balance-sheet credit exposure related to its customers.

Asset Retirement Obligation

The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligation is associated with its commitment to return property subject to an operating lease in Jubei City Hsinchu, Taiwan to original condition upon lease termination. The Company estimated that as of December 31, 2005, gross expected future cash flows of approximately $200,000 would be required to fulfil these obligations.

The Company has recorded an asset retirement obligation of approximately $144,000 and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. This amount is subject to foreign exchange rate fluctuations and has been translated using the exchange rate at December 31, 2005. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease. During the year ended December 31, 2005, approximately $3,000 of the leasehold improvements were amortized to expense.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Balance Sheet Components: (Continued)

Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	December 31, 2005	December 25, 2004
Raw materials	$7,686	$4,586
Work-in-progress	9,971	6,174
Finished goods	747	472
	$18,404	$11,232

Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	December 31, 2005	December 25, 2004
Machinery and equipment	5	$57,447	$30,033
Computer equipment and software	3	11,849	8,704
Furniture and fixtures	5	3,932	2,100
Leasehold improvements	1 to 7	40,553	29,814
Construction-in-progress	N/A	11,371	18,487
		125,152	89,138
Less: Accumulated depreciation and amortization		(43,564)	(29,782)
		$81,588	$59,356

Depreciation and amortization of property and equipment for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 was approximately $14,874,000,  $6,987,000 and $5,086,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2005	December 25, 2004
Accrued compensation and benefits	$13,685	$10,401
Accrued commissions	457	556
Accrued warranty	511	560
Other accrued expenses	5,753	3,168
	$20,406	$14,685

Note 4—Derivative Financial Instruments

As of December 31, 2005, the Company had one forward exchange contracts outstanding, requiring the Company to sell 2,524 million Yen for $21.5 million with a contract rate of 117.66 Yen per U.S. dollar.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Derivative Financial Instruments (Continued)

The estimated fair value for this contract was $21.5 million as of December 31, 2005. The contract became due on January 27, 2006.

Note 5—Commitments and Contingencies:

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies with all material environmental laws and regulations that apply to the Company. In late 2003 and

2004, the Company received an aggregate of six notices of violation from the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health at various times regarding violations of certain environmental regulations. In fiscal 2005, the Company received two notices of violation from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, the Company promptly took appropriate steps to address all of the violations noted, believes that all such violations were addressed, paid the applicable fines ranging from $150 to $7,750 and confirmed such corrective steps. Notwithstanding the Company’s corrective actions, certain of the notices of violation remain unresolved and the Company may be subject to penalties based thereupon.

While the Company believes that it is in compliance with all material environmental laws and regulations that apply to the Company, in the future, the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm the Company’s operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could adversely impact the Company’s operations, which would have a negative effect on the Company’s operating results and cash flows.

Leases and Purchase Obligations

The Company leases its facilities in Livermore, California. In addition to the base rental, the Company is responsible for certain taxes, insurance and maintenance costs. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. Internationally, the Company leases offices in Germany, Italy, Taiwan, South Korea and Japan, which include sales and marketing, research and development, and operations functions depending on the location.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Commitments and Contingencies: (Continued)

The Company leases its facilities under operating lease agreements that expire at various dates through 2012. Future minimum payments under noncancelable operating leases and purchase obligations are as follows:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	After 2010	Total
	(In thousands)
Operating leases	$3,174	$3,064	$3,134	$3,218	$3,125	$5,290	$21,005
Inventory and related purchase obligations	452	—	—	—	—	—	452
Other purchase obligations	990	—	—	—	—	—	990
Total	$4,616	$3,064	$3,134	$3,218	$3,125	$5,290	$22,447

Rent expense for the years ended December 31, 2005, December 25, 2004 and December 27, 2003 was approximately $3,471,000, $3,505,000 and $3,417,000, respectively.

Inventory and related purchase obligations represent purchase commitments for silicon wafers and other materials. Other purchase obligations represent commitments related to the construction of leasehold improvements for our new offices in Japan.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of December 31, 2005.

Legal Matters

From time to time, the Company may become involved in legal proceedings in the ordinary course of business. Other than as set forth below, management of the Company is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

On February 24, 2004, the Company filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to the Company. One complaint alleges that Phicom is infringing the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Commitments and Contingencies: (Continued)

Using Cantilever Elements and Sacrificial Substrates,” and 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. The other complaint alleges Phicom is infringing the Company’s Korean Patent Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”. Both complaints seek injunctive relief. The court actions are part of the Company’s ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology.

On or about March 19, 2004, Phicom filed in the Korean Intellectual Property Office (“KIPO”) invalidity actions challenging the validity of some or all of the claims of each of the four Company patents at issue in the Seoul infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court.

On or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of the Company’s Korean patents. The two Korean patents affected by the decisions are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”. The Company is appealing these decisions to the Korean Supreme Court. The Company is also continuing its enforcement action against Phicom under these patents in the Seoul Southern District Court, including certain claims from both patents that were not addressed by the Korean Patent Court decisions.

On or about February 9, 2006, the Korean Patent Court issued a ruling declining to render a decision on Phicom’s appeal regarding the Company’s Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” instead re-opening the case for further proceedings to be handled by a new panel of three patent court judges. Meanwhile this leaves unchanged the decision of KIPO affirming the validity of the claims of Patent No. 252,457. On or about the same date, the Korean Patent Court invalidated ten claims of the Company’s Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. Following normal practice, the basis for these rulings was not given and written opinions explaining the rulings would typically be expected in one to three weeks. The Company is evaluating the substantive merits of an appeal to the Korean Supreme Court regarding the 324,064 patent. The Company is also continuing its enforcement action against Phicom under both the 252,457 and 324,064 Korean patents in the Seoul Southern District Court, including certain claims from the 324,064 patent that were not addressed or affected by the Korean Patent Court.

The proceedings in Korea do not affect the Company’s corresponding U.S. and other international patents.

On March 4, 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly’’, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same’’, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly’’ and U.S. Patent No. 5,994,152, entitled “Fabricating

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Commitments and Contingencies: (Continued)

Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially identical to those at issue in the Company’s litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Phicom also filed a motion with the Oregon District Court seeking that the lawsuit be transferred to the U.S. District Court for the Northern District of California, which is where the Company’s principal place of business is located, and Phicom’s motion was denied without prejudice by the District Court. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference on May 30, 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Form 10-K, discovery has begun and the parties are exchanging written preliminary contentions regarding infringement and validity.

The Company has incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. For example, on or about October 6, 2004, a third party filed an invalidation proceeding with KIPO relating to the Company’s Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of the Company’s Korean Patent No. 312,872. The matter was appealed by the third party to the Korean Patent Court. On or about April 22, 2005, an invalidation action was filed with KIPO against the Company’s Korean Patent No. 467,997. KIPO has yet to rule on this invalidation action. By way of further example, challenges against three of the Company’s Taiwan patents, Taiwan Patent Nos. 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office (“TIPO”). TIPO has not issued rulings in any of the validity challenge proceedings. While the Company believes that it does not have a material monetary damages exposure in these various invalidity proceedings, it is possible the Company will incur material attorneys’ fees in defending its intellectual property at issue in these challenges.

Note 6—Redeemable Convertible Preferred Stock:

Upon the closing of the Company’s initial public offering in June 2003, all outstanding shares of redeemable convertible preferred stock converted into an equal number of shares of common stock.

Prior to the Company’s initial public offering in June 2003, holders of redeemable convertible preferred stock Series B-G and Series A were entitled to cumulative dividends and non-cumulative dividends, respectively, which were payable when and as declared by the Board of Directors. No dividends on common stock could be paid until all dividends on the redeemable convertible preferred stock were paid. Also, the holders of redeemable convertible preferred stock were entitled to participate on an as converted basis in any dividends paid on common stock.

Note 7—Stockholders’ Equity (Deficit):

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value, none of which is issued and outstanding. The Company’s Board of Directors shall determine the rights,

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity (Deficit): (Continued)

preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2005.

Warrants

In September 2000, the Company entered into a seven year technology license agreement to transfer technology to a related party. In connection with the license agreement, the Company issued a warrant to purchase 45,500 shares of Series F redeemable convertible preferred stock, now common stock, at an exercise price of $11.00 per share. The warrant was fully vested upon grant and nonforfeitable. This warrant expired on September 22, 2005 unexercised. The fair value of this warrant, estimated on the date of grant using a Black-Scholes model, of $306,220 has been capitalized as an other asset, and is being amortized against revenue using the straight-line method over the expected life of the technology of five years.

Stock Option Plans

The Company has reserved shares of common stock for issuance under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the “Plans”). Under all Plans, the Board of Directors may issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants or employees of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder’s status as an employee or consultant. At December 31, 2005 and December 25, 2004, none and 33,895 shares of common stock, respectively, were subject to the Company’s right of repurchase.

On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”), which became effective upon the effective date of the initial public offering of the Company’s common stock. The 2002 Plan provides for the grant of both incentive stock options and nonqualified stock options, restricted stock and stock bonuses. The incentive stock options may be granted to the employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity (Deficit): (Continued)

employees, officers, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. Options granted under the 2002 Plan are exercisable as determined by the Board of Directors, and generally expire ten years from date of grant. The Company has reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares which have been reserved but not issued under the Company’s existing Plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. With the effectiveness of the 2002 Plan, the Company will not grant any options under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, December 28, 2002	3,233,251	5,704,025	$0.10-8.00	$32,125	$5.63
Additional shares reserved	500,000	—	—	—	—
Options granted	(1,807,547)	1,807,547	6.50-26.07	29,571	16.36
Options exercised	—	(425,653)	0.10-9.00	(1,655)	3.89
Options canceled	399,996	(399,996)	2.50-19.50	(2,575)	6.44
Balances, December 27, 2003	2,325,700	6,685,923	0.10-26.07	57,466	8.60
Additional shares reserved	1,840,502	—	—	—	—
Options granted	(1,287,325)	1,287,325	17.06-27.16	26,674	20.72
Awards granted	(38,432)	—	—	—	—
Options exercised	—	(1,789,495)	0.17-20.49	(10,394)	5.80
Options canceled	361,007	(361,007)	3.25-21.84	(4,560)	12.63
Balances, December 25, 2004	3,201,452	5,822,746	$0.10-$27.16	$69,186	$11.88
Additional shares reserved	1,944,281	—	—	—	—
Options granted	(2,476,543)	2,476,543	20.64-28.14	61,639	24.89
Awards granted	(17,000)	—	—	—	—
Options exercised	—	(1,042,373)	0.80-23.56	(8,708)	8.36
Options expired	—	(15,000)	0.10	(1)	0.10
Options canceled	653,939	(653,939)	6.00-27.24	(10,696)	15.99
Balances, December 31, 2005	3,306,129	6,587,977	$0.10-28.14	$111,420	$16.91

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity (Deficit): (Continued)

The options outstanding and vested by exercise price at December 31, 2005 are as follows:

Options Outstanding				Options Vested
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Vested	Weighted Average Exercise Price
$0.50	500	1.83	0.50	500	0.50
$0.80	3,166	1.98	0.80	3,166	0.80
$1.50	600	3.00	1.50	600	1.50
$2.50	10,675	3.19	2.50	10,675	2.50
$3.25	192,551	3.44	3.25	192,551	3.25
$3.75 - $5.50	278,234	4.70	5.49	278,234	5.49
$6.00	147,039	5.10	6.00	147,039	6.00
$6.50	1,482,916	6.14	6.50	817,251	6.50
$7.50 - $8.00	75,889	6.37	7.89	64,418	7.91
$9.00	83,331	7.39	9.00	30,861	9.00
$14.00	182,490	7.44	14.00	182,490	14.00
$17.06 - $18.45	304,014	8.49	17.48	104,081	17.51
$18.55 - $19.50	771,546	7.69	19.43	115,421	19.29
$19.74 - $20.49	364,593	8,47	20.06	125,634	20.08
$20.64 - $24.49	899,060	9,16	23.22	111,009	23.25
$24.93 - $26.02	1,349,150	9,63	25.53	81,832	25.88
$26.07 - $28.14	442,223	9.54	26.82	45,077	26.47
	6,587,977	7.80	$16.91	2,310,839	$10.47

The number of options outstanding and vested at December 31, 2005 was 2,310,839 shares. The number of options outstanding and vested at December 25, 2004 and December 27, 2003 was 1,893,540 and 1,691,430, respectively.

Deferred stock-based compensation

During fiscal 2001 and fiscal 2002, and through the Company’s initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant. This deferred stock-based compensation is amortized to expense on a straight-line basis from the date of grant through the vesting period, generally four years to five years. During the years ended December 31, 2005, December 25, 2004 and December 27, 2003, the Company has recorded deferred stock-based compensation related to these options in the amounts of none, $170,000 and $282,000, net of cancellations, respectively, of which $1,715,000, $2,659,000 and $3,162,000 had been amortized to expense during fiscal 2005, 2004 and 2003, respectively.

During fiscal 2005, the Company recognized stock-based compensation of $1,503,000 related to the acceleration of vesting of certain options and options issued to non-employees.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity (Deficit): (Continued)

Restricted Stock Units

During fiscal 2004, the Company issued 38,432 shares of restricted stock to its new president as part of his initial compensation package. The closing market price of the Company’s common stock was $26.02 per share on the date of grant. The restricted stock units vest in four equal installments on January 1 of each of 2006, 2007, 2008 and 2009. The Company recorded an aggregate of $1.0 million in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $246,000 and $20,000 in stock-based compensation expense in fiscal 2005 and 2004, respectively, related to restricted stock.

During fiscal 2005, the Company issued 17,000 shares of restricted stock to the CEO. The closing market price of the Company’s common stock was $23.56 per share on the date of grant. The restricted stock units vest in two equal installments on April 3 of 2006 and 2008. The Company recorded an aggregate of $400,000 in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $117,000 in stock-based compensation expense in fiscal 2005 related to restricted stock.

2002 Employee Stock Purchase Plan

On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (“2002 ESPP”). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions or through a single lump sum cash payment in the case of the first offering period. Except for the first offering period which had a seven-month duration, each offering period is be for two years and consists of four six-month purchase periods. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock are reserved for issuance under the 2002 ESPP and will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. During fiscal 2005, 285,926 shares had been purchased under this program at a weighted average exercise price of $12.88. During fiscal 2004, 287,236 shares had been purchased under this program at a weighted average exercise price of $11.87. No shares had been purchased during fiscal 2003.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity (Deficit): (Continued)

The following is a geographic breakdown of income before the provision for income taxes (in thousands):

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Domestic	$39,871	$39,642	$13,025
Foreign	(1,379)	(579)	(861)
	$38,492	$39,063	$12,164

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Current provision:
Federal	$14,089	$15,876	$3,031
State	1,469	1,887	2
Foreign	454	252	158
	16,012	18,015	3,191
Deferred provision (benefit):
Federal	(5,706)	(3,679)	1,085
State	(1,996)	(451)	373
	(7,702)	(4,130)	1,458
Total provision for income taxes	$8,310	$13,885	$4,649

At December 31, 2005, the Company had research credit carryforwards of approximately $7,182,000 for state income tax purposes. The state research credit can be carried forward indefinitely.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2005, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $0.3 million. The incremental U.S. income tax on these cumulative earnings is approximately $20,000.

Fiscal 2005 was impacted by certain discrete transactions recorded in the third quarter of 2005, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which statute of limitations had been reached.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Income Taxes: (Continued)

The components of the deferred tax assets are as follows (in thousands):

	December 31, 2005	December 25, 2004
Tax credits	$2,802	$1,024
Depreciation and amortization	337	(855)
Inventory reserve	7,621	4,985
Other reserves and accruals	3,370	1,600
Non-statutory stock options	1,784	1,403
Foreign net operating loss carryforwards	779	358
Gross deferred tax assets	16,693	8,515
Valuation allowance	(779)	(358)
Net deferred tax assets	$15,914	$8,157

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that all U.S. deferred tax assets are realizable, the valuation allowance will be adjusted. As of December 31, 2005 and December 25, 2004, the Company has provided a valuation allowance because it believes it is less likely than not that all deferred tax assets will be realized in the foreseeable future.

Tax benefits of $6,089,000, $8,556,000 and $1,668,000 in fiscal 2005, 2004 and 2003, respectively, associated with the exercise of employee stock options and other employee stock programs were recognized in stockholders’ equity.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision (benefit) for income taxes consisted of (in thousands):

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
U.S. statutory federal tax rate	$13,472	$13,672	$4,257
State taxes and credits, net of federal benefit	212	1,164	365
Amortization of stock-based compensation	195	255	535
Research and development credits	(1,315)	(543)	(328)
Tax exempt interest and other permanent differences	(1,753)	(1,249)	(225)
Tax benefits from recognition of prior years’ tax credits	(2,922)	373	—
Change in valuation allowance	421	213	45
Total	$8,310	$13,885	$4,649

Note 9—Employee Benefit Plan:

In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions to the retirement plan in fiscal

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Employee Benefit Plan: (Continued)

2003. The Company recorded expenses for matching contributions of  $636,000 and $128,000 during fiscal 2005 and 2004, respectively.

The Company provides a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The Company expensed $2,316,000,  $1,092,000 and none for the qualified U.S. profit sharing retirement plan in fiscal 2005, 2004 and 2003, respectively.

Note 10—Operating Segment and Geographic Information:

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

The following table summarizes revenue by geographic region based upon invoicing location:

	Years Ended
	December 31, 2005	December 25, 2004	December 27, 2003
United States	34.2%	35.8%	50.1%
Taiwan	25.4	20.0	13.5
Japan	26.2	25.5	20.1
Asia (excluding Japan and Taiwan)	4.6	5.4	6.0
Germany	6.6	9.3	9.2
Other	3.0	4.0	1.1
Total	100.0%	100.0%	100.0%

Net property and equipment by country was as follows (in thousands):

	December 31, 2005	December 25, 2004
United States	$79,485	$58,246
Japan	704	676
Korea	439	306
Taiwan	639	—
Germany	321	128
Total	$81,588	$59,356

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Operating Segment and Geographic Information: (Continued)

The following customers represented greater than 10% of the Company’s revenues in fiscal 2005, 2004 and 2003:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Intel Corporation	11.8%	14.5%	30.1%
Spirox Corporation	23.0%	20.0%	13.4%
Elpida	22.7%	18.7%	12.4%
Infineon Technologies AG	*	11.6%	10.3%
Samsung	15.3%	*	*

*                    Less than 10% of revenues.

Note 11—Related Party Transactions:

In July 2003, the Company purchased approximately $3,151,000 of manufacturing equipment from a company where one of the members of the Company’s Board of Directors was also an officer of that company. This transaction was negotiated at arms length.

SCHEDULE II

FORMFACTOR, INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2005, December 25, 2004 and December 27, 2003

(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 27, 2003	$253	$—	$150	$103
Year ended December 25, 2004	$103	$—	$62	$41
Year ended December 31, 2005	$41	$33	$—	$74
Reserve for excess and obsolete inventory
Year ended December 27, 2003	$7,459	$1,959	$—	$9,418
Year ended December 25, 2004	$9,418	$4,462	$994	$12,886
Year ended December 31, 2005	$12,886	$10,858	$3,922	$19,822
Allowance against deferred tax assets
Year ended December 27, 2003	$99	$45	$—	$144
Year ended December 25, 2004	$144	$214	$—	$358
Year ended December 31, 2005	$358	$452	$31	$779

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Filed Herewith
3.01		Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003.	S-1	333-109815	10/20/03	3.01
3.02		Amended and Restated Bylaws of the Registrant.	8-K	000-50307	5/25/05	3.02
4.01		Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01
4.02		Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001.	S-1	333-86738	4/22/02	4.02
4.03		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03
4.04		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04
4.05		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05
4.06		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06
10.01		Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01
10.02		Form of Change of Control Severance Agreement.	10-K	000-50307	3/14/05	10.48
10.03		1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02
10.04		1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03
10.05		Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04
10.06		Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05
10.07		2002 Equity Incentive Plan, and forms of option grant.	S-1/A	333-86738	6/10/03	10.06
10.08		2002 Employee Stock Purchase Plan.	S-1/A	333-86738	6/10/03	10.07
10.09	*	Key Management Bonus Plan (2003).	S-1/A	333-86738	6/10/03	10.08.1
10.10	*	Sales Incentive Plan (first half 2003).	S-1/A	333-86738	6/10/03	10.09.1
10.11	*	Sales Incentive Plan (second half 2003).	S-1	333-109815	10/20/03	10.10
10.12	*	Key Management Bonus Plan (2004).	10-K	000-50307	3/22/04	10.11
10.13	*	Sales Incentive Plan (first half 2004).	10-K	000-50307	3/22/04	10.12
10.14		Key Employee Bonus Plan (2005).	8-K	000-50307	3/30/05	-
10.15		Employment Offer Letter dated November 17, 2004 to Joseph R. Bronson.	10-K	000-50307	3/14/05	10.49
10.16		Employment Offer Letter dated January 27, 2005 to Ronald C. Foster.	10-K	000-50307	3/14/05	10.50
10.17		Employment Offer Letter dated October29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.13
10.18		Written description of material definitive agreements to increase certain executive officer compensation approved on November 4, 2005.	8-K	000-50307	11/10/05	—
10.19		Written description of material definitive agreement to increase director compensation approved on February 16, 2005.	8-K	000-50307	2/16/05	—
10.20		Lease by and between Paul E. Iacono and the Registrant dated June 26, 1995.	S-1	333-86738	4/22/02	10.14
10.21		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated June 26, 1995.	S-1/A	333-86738	12/18/02	10.12.1
10.22		Lease by and between Paul E. Iacono and the Registrant dated April 12, 1996.	S-1	333-86738	4/22/02	10.13
10.23		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 12, 1996.	S-1/A	333-86738	12/18/02	10.13.1

10.24		Lease by and between Paul E. Iacono and the Registrant dated November 20,1996.	S-1	333-86738	4/22/02	10.14
10.25		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated November 20, 1996.	S-1/A	333-86738	12/18/02	10.14.1
10.26		Lease by and between Paul E. Iacono and the Registrant dated April 24,1997.	S-1	333-86738	4/22/02	10.15
10.27		First Option to Extend Lease Term by and between Paul E. Iacono and the Registrant dated October 4, 2002 for the Lease between the parties dated April 24, 1997.	S-1/A	333-86738	12/18/02	10.15.1
10.28		Lease by and between Richard K. and Pamela K. Corbett, Robert and Cheryl Rumberger, Connie Duke and the Registrant dated March 12, 1998.	S-1	333-86738	4/22/02	10.16
10.29		First Amendment to Standard Industrial/ Single Tenant Lease—Net by and between Richard K. Corbett and Pamela K. Corbett, Robert Rumberger and Cheryl Rumberger, and the Registrant dated April 30,2003.	S-1/A	333-86738	5/21/03	10.16.1
10.30		Lease by and between L One and the Registrant dated March 25, 1998.	S-1	333-86738	4/22/02	10.17
10.31		Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18
10.32		First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.18.1
10.33		Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.19
10.34		First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.19.1
10.35		Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20
10.36		First Amendment to Pacific Corporate Center Lease by and between Greenville Investors, L.P. and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/07/03	10.20.1
21.01		List of Registrant’s subsidiaries.	—	—	—	—	X
23.01		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X
24.01		Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.01	**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

*                    Confidential treatment has been requested and granted for portions of this exhibit.

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