Form 10-Q
period 2006-04-01
FORMFACTOR INC
filed 2006-05-11
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of April 28, 2006 was 45,777,349 shares.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenues	$81,330	$50,965
Cost of revenues	40,500	28,835
Gross margin	40,830	22,130
Operating expenses:
Research and development	9,776	5,879
Selling, general and administrative	15,748	9,595
Total operating expenses	25,524	15,474
Operating income	15,306	6,656
Interest income	1,822	816
Other income (expense), net	(341)	87
Income before income taxes	16,787	7,559
Provision for income taxes	6,019	2,648
Net income	$10,768	$4,911
Net income per share:
Basic	$0.26	$0.13
Diluted	$0.25	$0.12
Weighted-average number of shares used in per share calculations:
Basic	41,593	39,018
Diluted	43,473	41,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	April 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$223,576	$31,217
Marketable securities	176,546	180,391
Accounts receivable, net of allowance for doubtful accounts of $74 as of April 1, 2006 and December 31, 2006	49,944	43,967
Inventories	21,098	18,404
Deferred tax assets	11,339	11,396
Prepaid expenses and other current assets	8,493	7,169
Total current assets	490,996	292,544
Restricted cash	2,250	2,250
Property and equipment, net	84,728	81,588
Deferred tax assets	5,521	4,518
Other assets	868	461
Total assets	$584,363	$381,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,205	$26,369
Accrued liabilities	15,710	20,467
Income tax payable	12,544	9,697
Deferred rent	313	313
Deferred revenue and customer advances	4,562	3,588
Total current liabilities	56,334	60,434
Deferred rent and other long term liabilities	3,668	3,138
Total liabilities	60,002	63,572
Stockholders’ equity:
Common stock, $0.001 par value	46	40
Additional paid-in capital	461,915	268,291
Deferred stock-based compensation	—	(2,495)
Accumulated other comprehensive loss	(680)	(359)
Retained earnings	63,080	52,312
Total stockholders’ equity	524,361	317,789
Total liabilities and stockholders’ equity	$584,363	$381,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	April 1, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$10,768	$4,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,683	3,401
Stock-based compensation expense	4,372	754
Deferred income taxes	(1,010)	—
Tax benefit from employee stock option plans	(3,303)	683
Provision for excess and obsolete inventories	3,433	2,792
Changes in assets and liabilities:
Accounts receivable	(5,974)	(3,788)
Inventories	(5,666)	(1,914)
Prepaid expenses and other current assets	(1,321)	(1,649)
Other assets	(411)	—
Accounts payable	(1,872)	(5,483)
Accrued liabilities	2,861	(1,718)
Deferred rent	(44)	237
Deferred revenues and customer advances	974	(168)
Net cash provided by (used in) operating activities	7,490	(1,942)
Cash flows from investing activities:
Acquisition of property and equipment	(9,695)	(2,578)
Purchase of marketable securities	(45,133)	(21,242)
Proceeds from maturities of marketable securities	48,383	11,166
Acquisition of intangible research and development asset	—	(400)
Net cash used in investing activities	(6,445)	(13,054)
Cash flows from financing activities:
Proceeds from issuance of common stock	187,989	3,085
Excess tax benefits from equity based compensation plans	3,303	—
Net cash provided by financing activities	191,292	3,085
Effect of exchange rate changes on cash and cash equivalents	22	76
Net increase (decrease) in cash and cash equivalents	192,359	(11,835)
Cash and cash equivalents, beginning of the period	31,217	34,836
Cash and cash equivalents, end of the period	$223,576	$23,001
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$2,212	$4,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three Months Ended April 1, 2006

Note 1 — Basis of Presentation

Basis of presentation.  The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Reclassifications.  Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”); and have otherwise not materially changed during the three months ended April 1, 2006.

During the first quarter of fiscal 2006, the Company implemented SFAS 123 (R) as a new critical accounting policy with regard to equity based compensation. Beginning January 1, 2006, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected the to use the straight-line method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.

The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123 (R)- 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).

Note 3 — Follow-On Public Offering

On March 15, 2006, the Company completed its follow-on offering in which it sold 5,000,000 shares of its common stock. The sales of shares of common stock by the Company resulted in aggregate gross proceeds of approximately $190 million, approximately

$8 million of which the Company applied to underwriting discounts, commissions and expenses. As a result, the Company received approximately $182 million of the net offering proceeds.

Note 4 — Inventories

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

Inventories consisted of the following:

	April 1, 2006	December 31, 2005
	(In thousands)

Raw materials	$7,656	$7,686
Work-in-progress	12,061	9,971
Finished goods	1,381	747
	$21,098	$18,404

Note 5 — Warranty

The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three months ended April 1, 2006 follows:

	Three Months Ended
	April 1, 2006	March 26, 2005
	(In thousands)

Warranty accrual beginning balance	$511	$560
Accrual for warranties issued during the period	226	186
Settlements made during the period	(239)	(260)
Warranty accrual ending balance	$498	$486

Note 6 — Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), using the modified prospective transition method. SFAS 123 (R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method, the Company began recognizing compensation expense for equity-based awards granted after December 31, 2005 plus unvested awards granted prior to December 31, 2005. Stock-based compensation expense for unvested awards granted prior to December 31, 2005 is amortized based on the measurement of fair value under SFAS 123, while awards granted after December 31, 2005 are measured under the guidance of SFAS 123 (R). Under this method of implementation no restatement of prior periods has been made.  The cumulative effect related to the implementation of this new accounting principle as of January 1, 2006 was not material.

The application of SFAS No. 123 (R) had the following effects on reported amounts for the three months ended April 1, 2006:

Three Months Ended
April 1, 2006
(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options (1)	$4,269
Employee stock purchase plan	471
Restricted stock units (2)	92
Amounts capitalized in inventory	(460)

Total stock-based compensation	4,372
Tax effect on stock-based compensation	(1,567)

Net effect on net income	$2,805

Tax effect on:
Cash flows from operations	(3,303)
Cash flows from financing activities	3,303
Effect on earnings per share:
Basic	$0.06
Diluted	$0.05

(1)   Stock-based compensation expense of $432,000 related primarily to pre-initial public offering “cheap stock” would have been recorded under the provisions of APB No. 25.

(2)   Stock-based compensation expense of $92,000 related to restricted stock units would have been recorded under the provisions of APB No. 25.

Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB 25 and related interpretations. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002 and fiscal 2003 through the Company’s initial public offering, the Company recorded stock-based compensation expense under the provisions of APB 25 as these options were considered compensatory because the fair value of the Company’s stock determined for financial reporting purposes was greater than the fair value determined at the date of the grant. As of December 31, 2005, the Company had an aggregate of $1.5 million of stock-based compensation remaining to be amortized related to these options under the intrinsic valuation method.

In addition, the Company recorded stock-based compensation expense related to the issuance of restricted stock. As of December 31, 2005, the Company had an aggregate of $1.0 million of unamortized stock-based compensation related to restricted stock.

Stock Options

The exercise price of each stock option equals the market price of the Company’s stock on the date of grant. Most options are scheduled to vest over four years and expire in either seven or ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In addition, the Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

The following weighted average assumptions were used in the estimated grant-date fair value calculations for stock options:

Three Months Ended
April 1, 2006
Stock Options:
Dividend yield	0%
Expected volatility	48.0%
Risk-free interest rate	4.45%
Expected life (in years)	5.67

The computation of the expected volatility assumption used in the Black-Scholes calculations for new grants is based on a combination of historical and implied volatilities. Specifically, the Company estimates the implied volatility of its common stock at the date of grant based on the implied volatility of publicly traded options on its common stock, with a term of one year or greater. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the option. When establishing the expected life assumption, the Company applied the simplified method approach as outlined in Staff Accounting Bulleting No. 107. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

During the three months ended April 1, 2006, the Company granted approximately 235,000 stock options with an estimated total grant-date fair value of $3.7 million. During the three months ended April 1, 2006, the Company recorded stock-based compensation expense related to stock options of $4.3 million. As of April 1, 2006, the unamortized stock-based compensation balance related to stock options was $26.8 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of two years. Approximately $460,000 of stock-based compensation was capitalized in inventory as of April 1, 2006.

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Plans”) and 2002 Equity Incentive Plan. In April of fiscal 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”), which became effective upon the effective date of the initial public offering of the Company’s common stock.  Since the effectiveness of the 2002 Plan, the Company does not grant any options under the Plans.

Activity under the Plans and the 2002 Plan is set forth below:

	Shares	Awards	Weighted- Average
	Available	Outstanding	Exercise Price
	(In thousands, except share and per share data)

Balances, December 27, 2003	2,325,700	6,685,923	$8.60
Additional shares reserved	1,840,502	—	—
Options granted	(1,287,325)	1,287,325	20.72
Awards granted	(38,432)	—	—
Options exercised	—	(1,789,495)	5.80
Options forfeited	361,007	(361,007)	12.63
Balances, December 25, 2004	3,201,452	5,822,746	$11.88
Additional shares reserved	1,944,281	—	—
Options granted	(2,476,543)	2,476,543	24.89
Awards granted	(17,000)	—	—
Options exercised	—	(1,042,373)	8.36
Options expired	—	(15,000)	0.10
Options forfeited	653,939	(653,989)	15.99
Balances, December 31, 2005	3,306,129	6,587,927	$16.91
Additional shares reserved	2,011,884	—	—
Options granted	(234,700)	234,700	31.90
Awards granted	—	—	—
Options exercised	—	(426,106)	9.81
Options forfeited	81,656	(81,656)	19.40
Balances, April 1, 2006	5,164,969	6,314,865	$17.92

The options outstanding and exercisable at April 1, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
	Number of	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Range of	Shares	Contractual	Exercise	Value (in	Vested and	Exercise	Value (in
Exercise Prices	Outstanding	Term (in years)	Price	thousands)	Exercisable	Price	thousands)

$0.50 - $6.00	540,229	4.11	$4.83	$18,632	540,229	$4.83	18,632
$6.50 - $6.50	1,295,377	5.91	6.50	42,514	799,350	6.50	26,235
$7.50 - $19.20	662,614	7.67	15.20	15,982	377,416	14.25	9,462
$19.43 - $19.50	647,642	7.37	19.50	12,836	59,370	19.48	1,178
$19.74 - $23.56	1,110,875	8.71	22.39	18,807	286,454	21.97	4,970
$23.74 - $25.08	98,400	9.22	24.51	1,457	16,193	24.50	240
$25.39 - $25.39	974,288	9.59	25.39	13,572	55,697	25.39	776
$25.59 - $26.99	655,740	9.06	26.21	8,597	107,116	26.07	1,419
$27.16 - $38.23	314,300	8.89	30.46	2,785	566	27.16	7
$40.70 - $40.70	15,400	6.92	40.70	—	—	—	—

$0.50 - $40.70	6,314,865	7.68	$17.92	$135,183	2,242,391	$11.26	62,919

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $39.32 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of April 1, 2006 was 2.2 million.

The weighted average grant-date fair value of options granted during the three months ended April 1, 2006 was $15.81. Cash received from stock option exercises was $4.2 million during the three months ended April 1, 2006. In connection with these exercises, the gross tax benefits realized by the Company for the three months ended April 1, 2006 was $0.7 million.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plans

Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. 95,012 shares were issued under the ESPP during the three months ended April 1, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. As of April 1, 2006, the Company had $1.4 million of total unrecognized deferred stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.8 years.

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for ESPP grants:

Three Months Ended
April 1, 2006
ESPP:
Dividend yield	0%
Expected volatility	48%
Risk-free interest rate	4.55%
Expected life (in years)	1.25

Restricted Stock Units

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation cost is recognized over the vesting period. Restricted stock units generally vest over four years.

A summary of the changes in restricted stock units outstanding under the Company’s equity compensation plans during the three months ended April 1, 2006 is below:

		Weighted	Weighted Average	Aggregate
		Average Grant	Remaining Contractual	Intrinsic
	Shares	Date Fair Value	Term (Years)	Value

Restricted stock units at December 31, 2005	55,432	$25.27	1.5	$2,039,694
Granted	—	—
Vested	(9,608)	26.02		$237,894
Forfeited	—	—
Restricted stock units at April 1, 2006	45,824	25.27	1.5	$1,801,800
Restricted stock units expected to vest at April 1, 2006	45,824	25.27	1.5	$1,801,800

As of April 1, 2006, the Company had $925,000 of unrecognized stock-based compensation costs, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.5 years.

Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended. The following table illustrates the effect on net income and earnings per share for the first fiscal quarter of 2005 if the fair value recognition provisions of SFAS 123 had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

Three Months Ended
March 26, 2005
(In thousands, except
per share amounts)

Net income, as reported	$4,911
Add: Stock-based compensation expense included in reported net income, net of tax	613
Deduct: Total stock-based compensation expense determined under the minimum and fair value based method for all awards, net of tax	(2,683)
Pro forma net income	$2,841

Net income per share
Basic:
As reported	$0.13
Pro-forma	$0.07

Diluted:
As reported	$0.12
Pro-forma	$0.07

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Three Months Ended
March 26, 2005
Stock Options:
Dividend yield	0%
Expected volatility	49%
Risk-free interest rate	3.79%
Expected life (in years)	4.5

Note 7 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended
	April 1, 2006	March 26, 2005
	(In thousands)
Numerator:
Net income	$10,768	$4,911
Denominator:
Weighted-average common stock outstanding	41,593	39,042
Less:
Weighted-average shares subject to repurchase	—	(24)
Weighted-average shares used in computing basic net income per share	41,593	39,018
Dilutive potential common shares used in computing diluted net income per share	1,880	2,179
Total weighted-average number of shares used in computing diluted net income per share	43,473	41,197

The following outstanding options to purchase common stock, warrants and restricted stock units were excluded from the computation of diluted net income per share as they had an antidilutive effect:

	April 1, 2006	March 26, 2005
	(In thousands)
Stock options to purchase common stock and warrants	2,306	900
Restricted stock units	—	38

Note 8 — Commitments and Contingencies

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

While the Company believes that it is in compliance with all material environmental laws and regulations that apply to the Company, the Company has received, and in the future, the Company may receive, environmental violation notices, and if received, final resolution of the violations identified by these notices could harm the Company’s operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could adversely impact the Company’s operations, which would have a negative effect on the Company’s operating results and cash flows.

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

The Company leases its facilities under operating lease agreements that expire at various dates through 2012. Future minimum payments under noncancelable operating leases and purchase obligations as of April 1, 2006 are as follows:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	After 2010	Total
	(In thousands)
Operating leases	$2,355	$2,916	$2,951	$3,044	$2,992	$5,290	$19,548
Inventory and related purchase obligations	997	—	—	—	—	—	997
Total	$3,352	$2,916	$2,951	$3,044	$2,992	$5,290	$20,545

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this Form 10-Q, the Company was not involved in any material legal proceedings, other than patent litigation as set forth below.

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

On or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of the Company’s Korean patents. The two Korean patents affected by the decisions are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”. The Company is appealing these decisions to the Korean Supreme Court. The Company is also continuing its enforcement action against Phicom under these patents in the Seoul Southern District Court, including alleging infringement of certain claims from the patents that were not addressed by the Korean Patent Court decisions.

On or about February 9, 2006, the Korean Patent Court issued a ruling declining to render a decision on Phicom’s appeal regarding the Company’s Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” instead re-opening the case for further proceedings to be handled by a new panel of three patent court judges. Meanwhile this leaves unchanged the decision of KIPO affirming the validity of the claims of Patent No. 252,457. On or about the same date, the Korean Patent Court invalidated ten claims of the Company’s Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. The Company is appealing the decision on its Korean Patent No. 324,064 to the Korean Supreme Court. The Company is also continuing its enforcement action against Phicom under both the 252,457 and 324,064 Korean patents in the Seoul Southern District Court, including certain claims from the 324,064 patent that were not addressed by the Korean Patent Court decision.

The proceedings in Korea should not affect the Company’s corresponding U.S. and other international patents.

On March 4, 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially identical to those at issue in the Company’s litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Phicom’s motion with the Oregon District Court seeking that the lawsuit be transferred to the U.S. District Court for the Northern District of California was denied without prejudice by the District Court. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference on May 30, 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Form 10-Q, discovery has begun and the parties are exchanging written preliminary contentions regarding infringement and validity.

The Company has incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. For example, on or about October 6, 2004, Micronics Japan Co., Ltd. filed an invalidation proceeding with KIPO relating to the Company’s Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of the Company’s Korean Patent No. 312,872. The matter was appealed by Micronics to the Korean Patent Court, which has yet to render a decision. On or about April 22, 2005, an invalidation action was filed by Micronics with KIPO against the Company’s Korean Patent No. 467,997. KIPO has yet to rule on this invalidation action. By way of further example, challenges against four of the Company’s Taiwan patents, Taiwan Patent

Nos. 83,716, 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While the Company believes that it does not have a material monetary damages exposure in these various invalidity proceedings, it is possible the Company will incur material attorneys’ fees in defending its intellectual property at issue in these challenges.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of April 1, 2006.

Note 9 — Asset Retirement Obligation

The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, Tokyo and Yokohama, Japan and Livermore, United States to original condition upon lease termination. The Company estimated that as of April 1, 2006, gross expected future cash flows of approximately $1.2 million would be required to fulfil these obligations. The Company has recorded the respective asset retirement obligations and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease.

Note 10 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

	Three Months Ended
	April 1, 2006	March 26, 2005
	(In thousands)
Net income	$10,768	$4,911
Change in unrealized gain (loss) on marketable securities, net of tax	(283)	(250)
Foreign currency translation adjustments	(38)	363
Comprehensive income	$10,447	$5,024

Components of accumulated comprehensive loss were as follows:

	April 1, 2006	December 31, 2005
	(In thousands)
Unrealized loss on marketable securities, net of tax	$(618)	$(335)
Cumulative translation adjustments	(62)	(24)
Accumulated other comprehensive loss	$(680)	$(359)

Note 11 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of April 1, 2006, the Company did not have any outstanding derivative financial instruments.

Note 12 — Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” - an amendment of SFAS 133 and SFAS 140 which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The statement eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company has evaluated the new statement and has determined that the adoption of SFAS 155 is not expected to have a material effect on its consolidated results of operations or cash flows.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this quarterly report are based upon information available to us as of the filing date of this quarterly report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and elsewhere in this quarterly report. You should carefully consider the numerous risks and uncertainties described under such sections.

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

We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to fluctuations in the demand for their products. Because of the nature of our customers, and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop, the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.

Revenues.   We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first quarter of fiscal 2006 and 2005. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant cyclicality and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record inventory write downs for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold.

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

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, marketable securities, intangible assets, income taxes, warranty obligations, excess component and order cancellation costs, contingencies and litigation, and stock-based compensation. We base our estimates on historical stock-based compensation experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Stock-based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS 123 (R), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In connection with our implementation of SFAS 123 (R), we have included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations certain non-GAAP measures, which are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that our financial presentation in this section, which includes non-GAAP measures and the corresponding GAAP measures, gives our stockholders and other interested persons the benefit of a consistent basis for assessing our financial results for the first quarter of fiscal 2006 relative to our historical GAAP financials. Prior historical periods included only stock-based compensation charges related to pre-initial public offering “cheap stock” and restricted stock units accounted for under the provisions of APB 25. Our management also uses certain non-GAAP measures when assessing business trends and performance, forecasting and planning future operations, and evaluating our financial performance when compared to prior periods. These non-GAAP measures should be considered along with our GAAP measures.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1, 2006	March 26, 2005
Revenues	100.0%	100.0%
Cost of revenues	49.8	56.6
Gross margin	50.2	43.4
Operating expenses:
Research and development	12.0	11.5
Selling, general and administrative	19.4	18.8
Total operating expenses	31.4	30.3
Operating income	18.8	13.1
Interest income	2.2	1.6
Other income (expense), net	(0.4)	0.1
Income before income taxes	20.6	14.8
Provision for income taxes	7.4	5.2
Net income	13.2%	9.6%

Three Months Ended April 1, 2006 and March 26, 2005

Revenues

	Three Months Ended
	April 1,	March 26,	Increase	Change
	2006	2005	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$65,976	$42,143	$23,833	56.6%
Flash	7,007	5,750	1,257	21.9%
Logic	8,347	3,072	5,275	171.7%
Total Revenues	$81,330	$50,965	$30,365	59.6%

Revenues increased 59.6% in the three months ended April 1, 2006 compared with the three months ended March 26, 2005. Strong market demand for our advanced wafer probe cards continued in the first quarter of fiscal 2006 due to a variety of factors, including the increased demand for mobile and consumer applications, increased design activity, the transition to advanced technology nodes such as 90 nanometer and below, as well as the ongoing build-out of 300mm factories.

The majority of our revenues for the three months ended April 1, 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, and increased demand for Mobile RAM consumer applications. Approximately 79% of our DRAM revenues in the first quarter of fiscal 2006 were derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers increased mainly due to increased demand for our NOR flash wafer probe cards.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products. The majority of our logic revenues in the three months ended April 1, 2006 was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended
	April 1,	% of	March 26,	% of
	2006	Revenues	2005	Revenues
	(In thousands)
North America	$22,350	27.5%	$16,464	32.3%
Europe	6,555	8.1%	7,978	15.7%
Japan	24,628	30.3%	6,610	13.0%
Asia Pacific	27,797	34.1%	19,913	39.0%
Total Revenues	$81,330	100.0%	$50,965	100.0%

Geographic revenue information is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in the percentage of revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in percentage of revenues in Asia Pacific was primarily due to growth in our business with Taiwanese customers. The decrease in the percentage of revenues in Europe was primarily due to decreased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the three months ended April 1, 2006 or March 26, 2005:

	Three Months Ended
	April 1, 2006		March 26, 2005
Spirox Corporation		*	31.7%
Samsung		*	18.0
Infineon Technologies AG		*	13.3
Elpida	26.8			*
Intel Corporation	10.9			*
Powerchip	19.7			*

* Less than 10% of revenues.

Revenues to Spirox Corporation decreased in the three months ended April 1, 2006 compared to the three months ended March 26, 2005 primarily due to our transition to a direct sales model in Taiwan. Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan. While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales occurred in Taiwan.

Gross Margin

	Three Months Ended
	April 1,	% of	March 26,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Gross margin	$40,830	50.2%	$22,130	43.4%
Stock-based compensation expense	$580	0.7%	$144	0.3%
Gross margin excluding stock-based compensation	$41,410	50.9%	$22,274	43.7%

The increase in gross margin in the three months ended April 1, 2006 compared with the three months ended March 26, 2005 was primarily due to factory productivity and yield improvements enabling revenue growth, which in turn lifted gross margin. Inventory provision increased to $3.4 million, or 4.1% of revenues for the three months ended April 1, 2006 as compared with $2.6 million, or 5.1% of revenues for the three months ended March 26, 2005 primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for the three months ended March 26, 2005 was impacted by non-recurring factory start up costs of $2.9 million or 5.7% of revenues. Stock-based compensation expense increased to $580,000 in the three months ended April 1, 2006  due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Research and Development

	Three Months Ended
	April 1,	% of	March 26,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Research and development	$9,776	12.0%	$5,879	11.5%
Stock-based compensation expense	$1,153	1.4%	$211	0.4%
Research and development excluding stock-based compensation	$8,623	10.6%	$5,668	11.1%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $2.0 million in personnel costs, an increase of approximately $953,000 in development related costs and an increase of $942,000 in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006. Through the first quarter of fiscal 2006, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended
	April 1,	% of	March 26,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Selling, general and administrative	$15,748	19.4%	$9,595	18.8%
Stock-based compensation expense	$2,639	3.3%	$399	0.8%
Selling, general and administrative excluding stock-based compensation	$13,109	16.1%	$9,196	18.0%

The increase in absolute dollars was mainly due to an increase of approximately $3.7 million in personnel related expenses, an increase of approximately $200,000 in outside professional services that primarily related to patent enforcement proceedings and other consulting services, including compliance and regulatory matters, and an increase of $2.2 million in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Three Months Ended
	April 1,	% of	March 26,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Interest income	$1,822	2.2%	$816	1.6%
Other income (expense), net	$(341)	(0.4)%	$87	0.2%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the first quarter of fiscal 2006 relative to the first quarter of fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $402.4 million at April 1, 2006 as we completed an equity follow-on offering in March of 2006, which resulted in net proceeds of approximately $182 million. Other expense for the three months ended April 1, 2006 was mainly comprised of foreign currency losses, primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	April 1,	Effective	March 26,	Effective
	2006	Tax Rate	2005	Tax Rate
	(in thousands)
Provision for income taxes	$6,019	35.9%	$2,648	35.0%

Our annual effective tax rate for the three months ended April 1, 2006 and March 26, 2005 was 35.9% and 35.0%, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits in the three months ended April 1, 2006 as well as non-deductible stock-based compensation expense resulting from the adoption of SFAS 123 (R).

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no changes to our critical accounting policies since December 31, 2005, with the exception of equity based compensation.

During the first quarter of fiscal 2006, we implemented SFAS 123 (R) as a new critical accounting policy related to equity based compensation. Beginning January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), we accounted for stock options and ESPP shares under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per shares disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

We have elected to adopt the alternative transition method provided under the provisions of FASB Staff Position No. FAS 123 (R)- 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).

Liquidity and Capital Resources

As of April 1, 2006, we had $400.1 million in cash, cash equivalents and marketable securities compared to $211.6 million as of December 31, 2005.

Net cash provided by operating activities was $7.5 million for the three months ended April 1, 2006 compared with net cash used by operating activities of $1.9 million for the three months ended March, 26, 2005. Net cash provided by operating activities for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 resulted primarily from an increase in net income in the first quarter of fiscal 2006 as well as the impact of non-cash items that were recorded on the statements of income, primarily depreciation and amortization expense, provision for excess and obsolete inventories and stock-based compensation expense, offset by investments in accounts receivable and inventories to support growth.

Accounts receivable increased by $6.0 million for the three months ended April 1, 2006 compared with $3.8 million for the three months ended March 26, 2005 due to an increase in worldwide sales. Our days sales outstanding from receivables, or DSO, increased to 45 days at April 1, 2006 from 44 days at March 26, 2005.

Gross inventories were $41.8 million and $25.4 million at April 1, 2006 and March 26, 2005, respectively. Inventory write downs at April 1, 2006 and March 26, 2005 were $20.7 million and $15.1 million, respectively. The increases in inventories and fully written down inventories were a result of increased volume in business and strong demand for our products. While inventory balances have increased in the first quarter of fiscal 2006, inventory turns were 9.3 and 10.4 in the first quarter of fiscal 2006 and first quarter of fiscal 2005, respectively.

Inventory write downs, as a percentage of total inventories, decreased to 49.5% at April 1, 2006 compared to 59.3% at March 26, 2005. We write down inventory for obsolete or non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required. Once established, the original cost of our inventory less the related inventory write downs represents the new cost basis of such products.

Net cash used by investing activities was $6.4 million for the three months ended April 1, 2006 compared with $13.1 million for the three months ended March 26, 2005. Net cash used by investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. Capital expenditures were $9.7 million for the three months ended April 1, 2006 and $2.6 million for the three months ended March 26, 2005. The increase in capital expenditures was due primarily to our investments in factory equipment to increase our capacity, as well as investments in our new offices in Japan.

Net cash provided by financing activities was $191.3 million for the three months ended April 1, 2006 compared with $3.1 million for the three months ended March 26, 2005. Net cash provided by financing activities for the three months ended April 1, 2006 was mainly due to $182 million of net proceeds received from an equity follow-on offering executed in March of 2006 as well as proceeds received from the exercise of employee stock options. Tax windfall benefits related to the exercise of stock options were $3.3 million as of April 1, 2006. Net cash provided by financing activities for the three months ended March 26, 2005 was mainly due to proceeds received from the exercise of employee stock options.

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

We expect capital expenditures for fiscal 2006 to continue to average between 10% and 12% of our revenues.

The following table describes our commitments to settle contractual obligations in cash as of April 1, 2006.

	Payments Due by Fiscal Year
	2006	2007-2008	2009-2010	After 2010	Total
	(In thousands)
Operating leases	$2,355	$5,867	$6,036	$5,290	$19,548
Inventory purchase obligations	997	—	—	—	997
Total	$3,352	$5,867	$6,036	$5,290	$20,545

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, and the cost of increasing manufacturing capacity to projected demand. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 1, 2006 we are not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments” - an amendment of SFAS 133 and SFAS 140 which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of SFAS 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. The statement eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. We have evaluated the new statement and have determined that the adoption of SFAS 155 is not expected to have a material effect on our consolidated results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan, Korea and Taiwan operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. As of April 1, 2006, we had no outstanding foreign exchange forward contracts. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of April 1, 2006, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of April 1, 2006 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 1, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting during the first quarter of fiscal 2006.

CEO and CFO Certifications

We have attached as exhibits to this Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 8 - Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations would suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We disclosed the risk factors below in our Form 10-K. We have updated these risk factors to reflect changes in the first quarter of fiscal 2006.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of dynamic random access memory, or DRAM, memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended April 1, 2006 and March 26, 2005, sales to manufacturers of DRAM devices accounted for 81.1% and 82.7%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 10.3% and 6.0%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 8.6% and 11.3%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market. To the extent that we are unable to do so, our ability to grow could suffer.

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

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three months ended April 1, 2006 and March 26, 2005, three customers accounted for 57.4% and 63.0%, respectively, of our revenues. Our ten largest customers accounted for 90.5% of our revenues in the three months ended April 1, 2006 and 97.7% of our revenues in the three months ended March 26, 2005. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

We manufacture all our products at our facilities in Livermore, California, and any disruption in the operations of these facilities could adversely impact our business and operating results.

Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture our wafer probe cards at our new facility located in Livermore, California. We also continue to use our old manufacturing facility for some steps in our overall manufacturing processes, which is also located in Livermore. Any disruption in the operation of our facilities, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, our landlord is selling the property in which our old facility is located, and if we do not purchase or otherwise negotiate a right to remain in the old facility, we will likely be required to close this facility. We could experience manufacturing disruptions if we close the old facility, or if we move the old facility to a new location. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not effectively expand our manufacturing capacity, our business and operating results will be negatively impacted.

We completed the transition to our new manufacturing facility in Livermore and the first phase of our capacity ramp. We are presently further ramping production volume at our new facility to meet anticipated short term and long term demand. We also plan to expand our back-end manufacturing into Asia. The costs of increasing manufacturing capacity at our new facility and starting up any new facility, including capital costs such as equipment, fixed costs such as rent, personnel and material costs required for any ramp and qualification, and redundancy costs of maintaining production sites in parallel, are substantial. In addition, we may purchase the property in which our old facility is located to provide supplemental manufacturing capacity. Under our current transition plan, we are keeping our old and new manufacturing facilities operational through the first half of fiscal 2006. If we determine not to purchase, or are unable to complete the purchase, our old facility property and we are required to close that facility, we may not have the production capacity necessary for meeting increased customer demand. If we relocate our old facility, we will incur significant costs in connection with the start-up of a new facility, particularly if the relocation were to occur at a time that is inconsistent with our overall capacity planning. Any difficulties with expanding manufacturing capacity at our current facilities or bringing up any new facility, could result in significant expense, disrupt our manufacturing processes, and cause delays in product deliveries and lost sales, which would harm our business and operating results. Some or all of our customers may also require a full qualification of any new facility. Any qualification process could take longer than we anticipate.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”.  On or about February 9, 2006, the Korea Patent Court also issued a ruling declining to render a decision on a validity challenge against certain claims of our Korean Patent No. 252,457, instead re-opening the case for further proceedings to be handled by a new panel of three Patent Court judges. The outcome of any Company appeal of the ruling(s) of the Korean Patent Court can not be definitively predicted, but will result in the Company incurring additional expenses. See the “Legal Proceedings” section of this Form 10-Q for a description of the infringement actions we have brought against Phicom and the invalidity proceedings that Phicom is pursuing against certain of our patents.

While we do not have a material monetary damages exposure in these various invalidity proceedings, it is possible we will incur material expenses in our litigation with Phicom or in defending our intellectual property more broadly. Any litigation, whether or not it is resolved in our favor, could result in significant expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we do not effectively manage growth and other changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

Our ability to grow successfully requires an effective planning, implementation and management process. We are presently ramping production volume at our new manufacturing facility, expanding our product development efforts, increasing our global operations and hiring additional employees domestically and internationally, including for our direct sales force. We also plan to expand our back-end manufacturing into Asia. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our controls, systems and procedures might not be adequate to support a growing public company. For example, if we do not implement in a timely manner scalable information technology systems, we may not be able to maintain or expand our current manufacturing capacity, which would, in turn, have a negative impact on our operating results. In addition, if our plans to expand our manufacturing capacity or our global operations involves the acquisition of businesses, we will need to invest the necessary resources, and to improve our corporate systems and infrastructure in order to enable the successful integration of any acquired businesses. If our management fails to plan effectively for our growth initiatives or to respond effectively to changes in our business, our business might not succeed.

Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 72.5% and 67.7%, respectively, for the three months ended April 1, 2006 and March 26, 2005, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 to January 31, 2005 (1)	3,435	$24.76

(1)                  On January 3, 2006, pursuant to an agreement granting restricted stock units to Joseph Bronson, the President of FormFactor, FormFactor repurchased 3,435 vested shares of common stock in order to satisfy certain tax withholding obligations associated with the conversion of the restricted stock units that vested on such date.

FormFactor does not have any announced plans or programs to repurchase shares of its common stock.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Disclosure regarding 2005 Key Employee Bonus Plan bonus awards and targets for executive officers	8-K	03/02/06	0-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

May 11, 2006

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Disclosure regarding 2005 Key Employee Bonus Plan bonus awards and targets for executive officers	8-K	03/02/06	0-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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