Form 10-Q
period 2006-07-01
FORMFACTOR INC
filed 2006-08-09
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

The number of shares of the registrant’s common stock, par value $0.001, outstanding as of July 31, 2006 was 46,038,695 shares.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenues	$92,433	$52,337	$173,763	$103,302
Cost of revenues	43,707	30,561	84,207	59,396
Gross margin	48,726	21,776	89,556	43,906
Operating expenses:
Research and development	11,627	5,701	21,403	11,580
Selling, general and administrative	17,965	9,817	33,713	19,412
Total operating expenses	29,592	15,518	55,116	30,992
Operating income	19,134	6,258	34,440	12,914
Interest income	3,889	980	5,711	1,796
Other income (expense), net	327	(112)	(14)	(25)
Income before income taxes	23,350	7,126	40,137	14,685
Provision for income taxes	8,069	2,114	14,088	4,762
Net income	$15,281	$5,012	$26,049	$9,923
Net income per share:
Basic	$0.33	$0.13	$0.60	$0.25
Diluted	$0.32	$0.12	$0.57	$0.24
Weighted-average number of shares used in per share calculations:
Basic	45,920	39,274	43,730	39,146
Diluted	48,165	41,497	45,792	41,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

(Unaudited)

	July 1, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$270,338	$31,217
Marketable securities	160,306	180,391
Accounts receivable, net of allowance for doubtful accounts of $74 as of July 1, 2006 and December 31, 2005	44,884	43,967
Inventories	24,057	18,404
Deferred tax assets	11,339	11,396
Prepaid expenses and other current assets	11,771	7,169
Total current assets	522,695	292,544
Restricted cash	2,250	2,250
Property and equipment, net	88,586	81,588
Deferred tax assets	6,524	4,518
Other assets	739	461
Total assets	$620,794	$381,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,034	$26,369
Accrued liabilities	23,214	20,467
Income tax payable	9,016	9,697
Deferred rent	313	313
Deferred revenue and customer advances	5,186	3,588
Total current liabilities	66,763	60,434
Deferred rent and other long term liabilities	3,652	3,138
Total liabilities	70,415	63,572
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 10,000,000 shares issued and outstanding: none at July 1, 2006 and December 31, 2005	—	—
Common stock, $0.001 par value:
Authorized: 250,000,000 shares issued and outstanding: 46,032,874 shares at July 1, 2006 and 40,236,686 shares at December 31, 2005	47	40
Additional paid-in capital	472,778	268,291
Deferred stock-based compensation	—	(2,495)
Accumulated other comprehensive loss	(807)	(359)
Retained earnings	78,361	52,312
Total stockholders’ equity	550,379	317,789
Total liabilities and stockholders’ equity	$620,794	$381,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$26,049	$9,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,436	7,764
Stock-based compensation expense	9,039	1,506
Deferred income taxes	(2,013)	1,976
Increase in allowance for doubtful accounts	—	77
Tax benefit from employee stock option plans	(6,559)	—
Provision for excess and obsolete inventories	6,084	4,856
Loss on disposal of property and equipment	30	—
Changes in assets and liabilities:
Accounts receivable	(909)	(8,375)
Inventories	(11,174)	(6,393)
Prepaid expenses and other current assets	(4,544)	272
Other assets	(294)	—
Accounts payable	2,844	(4,952)
Accrued liabilities	10,837	3,719
Deferred rent	(401)	217
Deferred revenues and customer advances	1,910	34
Net cash provided by operating activities	41,335	10,624
Cash flows from investing activities:
Acquisition of property and equipment	(18,605)	(12,120)
Purchase of marketable securities	(124,853)	(46,640)
Proceeds from maturities of marketable securities	143,774	28,079
Acquisition of intangible research and development asset	—	(400)
Net cash provided by (used in) investing activities	316	(31,081)
Cash flows from financing activities:
Proceeds from issuance of common stock	190,826	4,462
Excess tax benefits from equity based compensation plans	6,559	—
Net cash provided by financing activities	197,385	4,462
Effect of exchange rate changes on cash and cash equivalents	85	46
Net increase (decrease) in cash and cash equivalents	239,121	(15,949)
Cash and cash equivalents, beginning of the period	31,217	34,836
Cash and cash equivalents, end of the period	$270,338	$18,887
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$1,868	$2,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“the SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications. Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”); and have otherwise not materially changed during the three and six months ended July 1, 2006.

During the first quarter of fiscal 2006, the Company implemented SFAS 123 (R) as a new critical accounting policy with regard to equity based compensation. Beginning January 1, 2006, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.

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

Note 3 — Follow-On Public Offering

On March 15, 2006, the Company completed a follow-on offering of 5,000,000 shares of its common stock. The sales of shares of common stock by the Company resulted in aggregate gross proceeds of $190.1 million,

$8.1 million of which the Company applied to underwriting discounts, commissions and expenses. As a result, the Company received $182.0 million of the net offering proceeds.

Note 4 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The Company provides inventory provisions based on excess and obsolete inventories determined primarily by future demand forecasts. The provision is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of revenues. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Inventories consisted of the following:

	July 1, 2006	December 31, 2005
	(In thousands)

Raw materials	$8,598	$7,686
Work-in-progress	11,379	9,971
Finished goods	4,080	747
	$24,057	$18,404

Note 5 — Warranty

The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and six months ended July 1, 2006 follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(In thousands)
Warranty accrual beginning balance	$498	$486	$511	$560
Accrual for warranties issued during the period	824	278	1,050	464
Settlements made during the period	(310)	(246)	(549)	(506)
Warranty accrual ending balance	$1,012	$518	$1,012	$518

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

The application of SFAS No. 123 (R) had the following effects on reported amounts for the three and six months ended July 1, 2006:

	Three Months Ended	Six Months Ended
	July 1, 2006	July 1, 2006
	(In thousands, except per share data)

Stock-based compensation expense by type of award:
Employee stock options (1)	$4,208	$8,477
Employee stock purchase plan	469	940
Restricted stock units (2)	92	184
Amounts capitalized as inventory	(102)	(562)

Total stock-based compensation	4,667	9,039
Tax effect on stock-based compensation	(1,613)	(3,180)

Effect on net income	$3,054	$5,859

Tax effect on:
Cash flows from operations	(3,256)	(6,559)
Cash flows from financing activities	3,256	6,559
Effect on earnings per share:
Basic	$0.06	$0.12
Diluted	$0.06	$0.11

(1)   Stock-based compensation expense of $299,000 and $731,000 for the three and six months ended July 1, 2006, respectively, related primarily to pre-initial public offering “cheap stock” would have been recorded under the provisions of APB No. 25.

(2)   Stock-based compensation expense of $92,000 and $184,000 for the three and six months ended July 1, 2006, respectively, related to restricted stock units would have been recorded under the provisions of APB No. 25.

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

The following weighted average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended	Six Months Ended
Stock Options:	July 1, 2006	July 1, 2006
Dividend yield	0%	0%
Expected volatility	50.2%	49.9%
Risk-free interest rate	4.98%	4.91%
Expected life (in years)	4.70	4.82

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

During the three and six months ended July 1, 2006, the Company granted approximately 1,654,427 and 1,889,127 stock options with an estimated total grant-date fair value of $30.9 and $34.6 million, respectively. During the three and six months ended July 1, 2006, the Company recorded stock-based compensation expense related to stock options of $4.2 and $8.5 million, respectively. As of July 1, 2006, the unamortized stock-based compensation balance related to stock options was $45.6 million after estimated forfeitures which will be recognized over an estimated weighted average amortization period of 2.3 years. Approximately $0.6 million of stock-based compensation was capitalized in inventory as of July 1, 2006.

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

Activity under the Plans and the 2002 Plan is set forth below:

	Shares	Awards	Weighted- Average
	Available	Outstanding	Exercise Price
	(In thousands, except share and per share data)

Balances, December 27, 2003	2,325,700	6,685,923	$8.60
Additional shares reserved	1,840,502	—	—
Options granted	(1,287,325)	1,287,325	20.72
Awards granted	(38,432)	—	—
Options exercised	—	(1,789,495)	5.80
Options forfeited	361,007	(361,007)	12.63
Balances, December 25, 2004	3,201,452	5,822,746	$11.88
Additional shares reserved	1,944,281	—	—
Options granted	(2,476,543)	2,476,543	24.89
Awards granted	(17,000)	—	—
Options exercised	—	(1,042,373)	8.36
Options expired	—	(15,000)	0.10
Options forfeited	653,939	(653,989)	15.99
Balances, December 31, 2005	3,306,129	6,587,927	$16.91
Additional shares reserved	2,011,884	—	—
Options granted	(1,889,127)	1,889,127	38.16
Awards granted	—	—	—
Options exercised	—	(683,068)	10.44
Options forfeited	150,746	(150,746)	23.61
Balances, July 1, 2006	3,579,632	7,643,240	$22.61

The options outstanding and exercisable at July 1, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)

$0.50 - $6.00	468,749	3.87	$4.85	$18,647	468,749	$4.85	$18,647
$6.50 - $6.50	1,201,550	5.67	6.50	45,815	846,479	6.50	32,276
$7.50 - $19.50	1,294,555	7.28	17.33	35,341	516,623	15.37	15,116
$19.74 - $23.56	1,053,018	8.48	22.45	23,356	342,135	22.31	7,636
$23.74 - $25.08	90,956	8.96	24.51	1,830	14,075	24.58	282
$25.39 - $25.39	951,863	9.35	25.39	18,314	114,945	25.39	2,212
$25.59 - $27.34	787,122	8.90	26.40	14,349	162,788	26.11	3,015
$27.98 - $38.38	834,287	7.05	37.55	5,907	17,734	29.26	273
$38.48 - $39.84	879,240	6.86	39.58	4,440	—	—	—
$40.36 - $41.32	81,900	6.83	40.96	301	—	—	—

$0.50 - $41.32	7,643,240	7.35	$22.61	$168,300	2,483,528	$12.64	$79,457

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $44.63 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of July 1, 2006 was 2,483,528.

The weighted average grant-date fair value of options granted during the three and six months ended July 1, 2006 was $18.70 and $18.34, respectively. Cash received from stock option exercises was $2.9 million and $7.1 million during the three and six months ended July 1, 2006, respectively. In connection with these exercises, the gross tax benefits realized by the Company for the three and six months ended July 1, 2006 was $0.6 million and $1.2 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of FormFactor’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length. 95,012 shares were issued under the ESPP during the six months ended July 1, 2006. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. As of July 1, 2006, the Company had $0.9 million of total unrecognized deferred stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.6 years.

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

Activity of the restricted stock units under the Company’s equity compensation plans during the six months ended July 1, 2006 is set forth below:

		Weighted	Weighted Average	Aggregate
		Average Grant	Remaining Contractual	Intrinsic
	Shares	Date Fair Value	Term (Years)	Value

Restricted stock units at December 31, 2005	55,432	$25.27	1.6	$2,039,694
Granted	—	—
Vested	(18,108)	25.27		$237,894
Forfeited	—	—
Restricted stock units at July 1, 2006	37,324	25.27	1.6	$1,665,770

As of July 1, 2006, the Company had $0.8 million of unrecognized stock-based compensation costs, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted average period of 1.6 years. As of July 1, 2006, the Company expects 37,324 restricted stock units to vest.

Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 25, 2005 if the fair value recognition provisions of SFAS 123 had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 25, 2005	June 25 , 2005
	(In thousands, except per share amounts)

Net income, as reported	$5,012	$9,923
Add: Stock-based compensation expense included in reported net income, net of tax	514	1,057
Deduct: Total stock-based compensation expense determined under the minimum and fair value based method for all awards, net of tax	(2,648)	(5,042)
Pro forma net income	$2,878	$5,938

Net income per share
Basic:
As reported	$0.13	$0.25
Pro-forma	$0.07	$0.15

Diluted:
As reported	$0.12	$0.24
Pro-forma	$0.07	$0.14

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended	Six Months Ended
Stock Options:	June 25, 2005	June 25, 2005
Dividend yield	0%	0%
Expected volatility	48.4%	48.8%
Risk-free interest rate	3.85%	3.80%
Expected life (in years)	4.50	4.50

Note 7 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Numerator:
Net income	$15,281	$5,012	$26,049	$9,923
Denominator:
Weighted-average common stock outstanding	45,920	39,289	43,730	39,166
Less:
Weighted-average shares subject to repurchase	—	(15)	—	(20)
Weighted-average shares used in computing basic net income per share	45,920	39,274	43,730	39,146
Dilutive potential common shares used in computing diluted net income per share	2,245	2,223	2,062	2,209
Total weighted-average number of shares used in computing diluted net income per share	48,165	41,497	45,792	41,355

The following outstanding options to purchase common stock and restricted stock units were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Options to purchase common stock	1,720	454	2,013	677
Restricted stock units	—	—	—	19

Note 8 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies with all material environmental laws and regulations that apply to the Company.

While the Company believes that it is in compliance with all material environmental laws and regulations that apply to the Company, the Company has received, and in the future, the Company may receive, environmental violation notices, and if received, final resolution of the violations identified by these notices could impact the Company’s operations. New laws and regulations could have application to, and impact the Company’s operations. The discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could adversely impact the Company’s operations, which would have a negative effect on the Company’s operating results and cash flows.

Leases and Purchase Obligations

The Company leases its facilities in Livermore, California, with the exception of one property at its old manufacturing facility in Livermore, which was purchased for a non-material amount. In addition to the base rental, the Company is responsible for certain taxes, insurance and maintenance costs. Each of these facilities includes research and development, administration, sales and marketing, and operations functions. Internationally, the Company leases offices in Germany, Italy, Taiwan, South Korea and Japan, which include sales and marketing, research and development, administration and operations functions depending on the location.

The Company leases its facilities under operating lease agreements that expire at various dates through 2012. Future minimum payments under noncancelable operating leases and purchase obligations as of July 1, 2006 are as follows:

	Payments Due by Fiscal Year
	2006	2007	2008	2009	2010	After 2010	Total
	(In thousands)
Operating leases	$1,796	$3,360	$3,374	$3,413	$3,289	$5,289	$20,521
Gross asset retirement obligations	—	—	—	300	700	—	1,000
Inventory and related purchase obligations	2,245	—	—	—	—	—	2,245
Total	$4,041	$3,360	$3,374	$3,713	$3,989	$5,289	$23,766

Inventory and related purchase obligations represent purchase commitments for silicon wafers and other materials. Gross asset retirement obligations represent expected cash payments, adjusted for inflation, related to asset retirement obligations.

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

On or about February 9, 2006, the Korean Patent Court invalidated ten claims of the Company’s Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. The Company is appealing the decision on its Korean Patent No. 324,064 to the Korean Supreme Court. On or about June 15, 2006, the Korean Patent Court issued a decision upholding the validity of all of the claims of the Company’s Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.” Phicom has appealed this ruling on the 252,457 patent to the Korean Supreme Court. The Company is also continuing its enforcement action against Phicom under both the 252,457 and 324,064 Korean patents in the Seoul Southern District Court, including certain claims from the 324,064 patent that were not addressed by the Korean Patent Court decision.

On August 7, 2006 the Company filed in the Seoul Central District Court, located in Seoul, South Korea, two actions against Phicom alleging infringement of certain claims of the Company’s Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.” The actions include an “injuction” action, which seeks preliminary injuctive relief, and a “merits” action. Phicom has not yet filed with the Court a response to the actions.

The proceedings in Korea should not affect the Company’s corresponding U.S. and other international patents.

On March 4, 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially identical to those at issue in the Company’s litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Phicom’s motion with the Oregon District Court seeking that the lawsuit be transferred to the U.S. District Court for the Northern District of California was denied without prejudice by the District Court. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference in or about August 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Form 10-Q, discovery has begun and the parties have exchanged written preliminary contentions regarding infringement and validity.

The Company has incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. For example, on or about October 6, 2004, Micronics Japan Co., Ltd. filed an invalidation proceeding with KIPO relating to the Company’s Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of the Company’s Korean Patent No. 312,872. The matter was appealed by Micronics to the Korean Patent Court, which has yet to render a decision. MJC also filed a new proceeding in KIPO challenging the validity of the 312,872 patent. On or about April 22, 2005, an invalidation action was filed by Micronics with KIPO against the Company’s Korean Patent No. 467,997. KIPO has yet to rule on this invalidation action. By way of further example, challenges against four of the Company’s Taiwan patents, Taiwan Patent

Nos. 83,716, 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While the Company believes that it does not have a material monetary damages exposure in these various invalidity proceedings, it is possible the Company will incur material attorneys’ fees in defending its intellectual property at issue in these challenges.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of July 1, 2006.

Note 9 — Asset Retirement Obligation

The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, Tokyo and Yokohama, Japan to original condition upon lease termination. The Company estimated that as of July 1, 2006, gross expected future cash flows of approximately $1.0 million would be required to fulfill these obligations. The Company has recorded the respective asset retirement obligations and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease.

Note 10 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(In thousands)
Net income	$15,281	$5,012	$26,049	$9,923
Change in unrealized gain (loss) on marketable securities	(240)	220	(523)	(30)
Foreign currency translation adjustments	113	(10)	75	353
Comprehensive income	$15,154	$5,222	$25,601	$10,246

Components of accumulated other comprehensive loss were as follows:

	July 1, 2006	December 31, 2005
	(In thousands)
Unrealized loss on marketable securities	$(858)	$(335)
Foreign currency translation adjustments	51	(24)
Accumulated other comprehensive loss	$(807)	$(359)

Note 11 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of July 1, 2006, the Company had one outstanding foreign exchange forward contract to sell 1,795,000,000 Japanese Yen for $15,722,168 with a contract rate of 114.17 Japanese Yen per U.S. Dollar.

Note 12 — Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first quarter of fiscal 2007. The Company has not yet evaluated the impact of implementation on its consolidated financial statements.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements. The Company’s accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

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

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first half of fiscal 2006 and 2005. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

We design, manufacture and sell a fully custom product for wafer probe test to semiconductor manufacturers, which operate in an industry subject to significant cyclicality and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record inventory write downs for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserve would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these reserves is recognized only when the related inventory has been scrapped or sold.

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

Stock-based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS 123 (R), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In connection with our implementation of SFAS 123 (R), we have included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations certain non-GAAP measures, which are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that our financial presentation in this section, which includes non-GAAP measures and the corresponding GAAP measures, gives our stockholders and other interested persons the benefit of a consistent basis for assessing our financial results for the three and six months ended July 1, 2006 relative to our historical GAAP financials. Prior historical periods included only stock-based compensation charges related to pre-initial public offering “cheap stock” and restricted stock units accounted for under the provisions of APB 25. Our management also uses certain non-GAAP measures when assessing business trends and performance, forecasting and planning future operations, and evaluating our financial performance when compared to prior periods. These non-GAAP measures should be considered along with our GAAP measures.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.3	58.4	48.5	57.5
Gross margin	52.7	41.6	51.5	42.5
Operating expenses:
Research and development	12.6	10.9	12.3	11.2
Selling, general and administrative	19.4	18.7	19.4	18.8
Total operating expenses	32.0	29.6	31.7	30.0
Operating income	20.7	12.0	19.8	12.5
Interest income	4.2	1.8	3.3	1.7
Other income (expense), net	0.4	(0.2)	(0.0)	(0.0)
Income before income taxes	25.3	13.6	23.1	14.2
Benefit from (provision for) income taxes	8.8	4.0	8.1	4.6
Net income	16.5%	9.6%	15.0%	9.6%

Three Months Ended July 1, 2006 and June 25, 2005

Revenues

	Three Months Ended
	July 1,	June 25,	Increase	Change
	2006	2005	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$67,269	$38,684	$28,585	73.9%
Flash	17,565	9,080	8,485	93.4%
Logic	7,599	4,573	3,026	66.2%
Total Revenues	$92,433	$52,337	$40,096	76.6%

Revenues increased 76.6% in the three months ended July 1, 2006 compared with the three months ended June 25, 2005. Strong market demand for our advanced wafer probe cards continued in the second quarter of fiscal 2006 due to a variety of factors, including the increased demand for mobile and consumer applications, increased design activity, the transition to advanced technology nodes such as 90 nanometer and below, as well as the ongoing build-out of 300mm factories.

The majority of our revenues for the three months ended July 1, 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the conversion to DDR II and the remaining build-out of 300mm factories. Approximately 68% of our DRAM revenues in the second quarter of fiscal 2006 were derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers increased mainly due to increased demand for our NAND and NOR flash wafer probe cards. Demand for our NAND flash wafer probe cards resulted from growing demand for consumer applications which utilize multi-chip packages.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products. The majority of our logic revenues in the three months ended July 1, 2006 was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(In thousands)
North America	$27,712	30.0%	$18,641	35.6%
Europe	6,892	7.5%	3,322	6.3%
Japan	24,748	26.8%	10,094	19.3%
Asia Pacific	33,081	35.8%	20,280	38.7%
Total Revenues	$92,433	100.0%	$52,337	100.0%

Geographic revenue information is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in revenues in Asia Pacific was primarily due to growth in our business with Taiwanese customers. The increase in revenues in Europe was primarily due to increased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the three months ended July 1, 2006 or June 25, 2005:

	Three Months Ended
	July 1, 2006		June 25, 2005
Elpida	18.8		14.5
Hynix		*	11.8
Intel Corporation	10.4		11.9
Micron Technologies	11.1			*
Powerchip	15.2			*
Samsung		*	17.1
Spirox Corporation		*	28.4%

* Less than 10% of revenues.

Revenues to Spirox Corporation decreased in the three months ended July 1, 2006 compared to the three months ended June 25, 2005 primarily due to our transition to a direct sales model in Taiwan. Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan. While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales occurred in Taiwan.

Gross Margin

	Three Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Gross margin	$48,726	52.7%	$21,776	41.6%
Stock-based compensation expense	958	1.0%	127	0.2%
Gross margin excluding stock-based compensation	$49,684	53.7%	$21,903	41.8%

The increase in gross margin in the three months ended July 1, 2006 compared with the three months ended June 25, 2005 was primarily due to factory productivity and both yield and on-time delivery improvements. These factory improvements and the increased revenue resulted in labor and material efficiencies that were the main drivers for the increased gross margin. Inventory provision increased to $2.6 million, or 2.8% of revenues for the three months ended July 1, 2006 as compared with $2.3 million, or 2.4% of revenues for the three months ended June 25, 2005 primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for the three months ended June 25, 2005 was impacted by non-recurring factory start up costs of $3.0 million. Stock-based compensation expense increased to $958,000 in the three months ended July 1, 2006  due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Research and Development

	Three Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Research and development	$11,627	12.6%	$5,701	10.9%
Stock-based compensation expense	1,115	1.2%	185	0.4%
Research and development excluding stock-based compensation	$10,512	11.4%	$5,516	10.5%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $2.8 million in personnel costs, an increase of approximately $2.2 million in development related costs and an increase of $930,000 in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006. Research and development expenses increased mainly due to our investment in the development of our Harmony architecture, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Selling, general and administrative	$17,965	19.4%	$9,817	18.8%
Stock-based compensation expense	2,594	2.8%	440	0.8%
Selling, general and administrative excluding stock-based compensation	$15,371	16.6%	$9,377	18.0%

The increase in absolute dollars was mainly due to an increase of approximately $4.8 million in personnel related expenses, an increase of approximately $1.2 million in outside professional services that primarily related to patent enforcement proceedings and other consulting services, including compliance and regulatory matters, and an increase of $2.1 million in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Three Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Interest income	$3,889	4.2%	$980	1.9%
Other income (expense), net	$327	0.4%	$(112)	(0.2)%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $432.9 million at July 1, 2006 compared with $195.5 million at at June 25, 2005. We completed an equity follow-on offering in March of 2006, which resulted in net proceeds of $182.0 million. Other income (expense) for the three months ended July 1, 2006 and June 25, 2005 was mainly comprised of foreign currency gains (losses), primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	July 1,	Effective	June 25,	Effective
	2006	Tax Rate	2005	Tax Rate
	(in thousands)
Provision for income taxes	$8,069	34.6%	$2,114	29.7%

Our annual effective tax rate for the three months ended July 1, 2006 and June 25, 2005 was 34.6% and 29.7%, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits in the three months ended July 1, 2006 as well as non-deductible stock-based compensation expense resulting from the adoption of SFAS 123 (R). The U.S. research tax credit expired on December 31, 2005 and, as a result, we have not taken any benefit for this credit in the three months ended July 1, 2006.

Six Months Ended July 1, 2006 and June 25, 2005

Revenues

	Six Months Ended
	July 1,	June 25,	Increase	Change
	2006	2005	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$133,245	$80,826	$52,419	64.9%
Flash	24,572	14,830	9,742	65.7%
Logic	15,946	7,646	8,300	108.6%
Total Revenues	$173,763	$103,302	$70,461	68.2%

Revenues increased 68.2% in the six months ended July 1, 2006 compared with the six months ended June 25, 2005. The increase was mainly driven by strong market demand for our advanced wafer probe cards due to a variety of factors, including the increased demand for mobile and consumer applications, increased design activity and bit growth, the transition to advanced technology nodes such as 90 nanometer and below, the ongoing build-out of 300mm factories as well as the completion of customer tooling cycles.

The majority of our revenues for the six months ended July 1, 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the conversion to DDR II and the remaining build-out of 300mm factories. Approximately 77% of our DRAM revenues in the first half of fiscal 2006 were derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers increased mainly due to increased demand for our NAND and NOR flash wafer probe cards. Demand for our NAND flash wafer probe cards resulted from growing demand for consumer applications which utilize multi-chip packages.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products. The majority of our logic revenues in the six months ended July 1, 2006 was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Six Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(In thousands)
North America	$50,062	28.8%	$35,105	34.0%
Europe	13,447	7.7%	11,300	10.9%
Japan	49,376	28.4%	16,704	16.2%
Asia Pacific	60,878	35.0%	40,193	38.9%
Total Revenues	$173,763	100.0%	$103,302	100.0%

Geographic revenue information is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in revenues in Asia Pacific was primarily due to growth in our business with Taiwanese customers. The increase in revenues in Europe was primarily due to increased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the six months ended July 1, 2006 or June 25, 2005:

	Six Months Ended
	July 1, 2006		June 25, 2005
Elpida	22.5		12.0
Hynix		*	10.0
Intel Corporation	10.6			*
Powerchip	17.3			*
Samsung		*	17.5
Spirox Corporation		*	30.1%

* Less than 10% of revenues.

Revenues to Spirox Corporation decreased in the six months ended July 1, 2006 compared to the six months ended June 25, 2005 primarily due to our transition to a direct sales model in Taiwan. Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan. While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales occurred in Taiwan.

Gross Margin

	Six Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Gross margin	$89,556	51.5%	$43,906	42.5%
Stock-based compensation expense	1,537	0.9%	271	0.3%
Gross margin excluding stock-based compensation	$91,093	52.4%	$44,177	42.8%

The increase in gross margin in the six months ended July 1, 2006 compared with the six months ended June 25, 2005 was primarily due to factory productivity, yield improvements and product mix enabling revenue growth, which in turn improved gross margin. Inventory provision increased to $6.0 million, or 3.5% of revenues for the six months ended July 1, 2006 as compared with $4.9 million, or 4.7% of revenues for the six months ended June 25, 2005 primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for the six months ended June 25, 2005 was impacted by non-recurring factory start up costs of $5.9 million. Stock-based compensation expense increased by $1.3 million in the six months ended July 1, 2006  due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Research and Development

	Six Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Research and development	$21,403	12.3%	$11,580	11.2%
Stock-based compensation expense	2,268	1.3%	396	0.4%
Research and development excluding stock-based compensation	$19,135	11.0%	$11,184	10.8%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $4.8 million in personnel costs, an increase of approximately $3.2 million in development related costs and an increase of $1.9 million in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006. We plan to continue the development of our next generation Harmony architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Six Months Ended
	July 1,	% of	June 26,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Selling, general and administrative	$33,713	19.4%	$19,412	18.8%
Stock-based compensation expense	5,243	3.0%	839	0.8%
Selling, general and administrative excluding stock-based compensation	$28,470	16.4%	$18,573	18.0%

The increase in absolute dollars was mainly due to an increase of approximately $8.5 million in personnel related expenses, an increase of approximately $1.4 million in outside professional services that primarily related to patent enforcement proceedings and other consulting services, including compliance and regulatory matters, and an increase of $4.4 million in stock-based compensation expense due to the adoption of SFAS 123 (R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Six Months Ended
	July 1,	% of	June 25,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Interest income	$5,711	3.3%	$1,796	1.7%
Other income (expense), net	$(14)	0.0%	$(25)	0.0%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the first half of fiscal 2006 compared to the first half of fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $432.9 million at July 1, 2006 compared with $195.5 million at at June 25, 2005. We completed an equity follow-on offering in March of 2006, which resulted in net proceeds of $182.0 million. Other expense for the six months ended July 1, 2006 and June 25, 2005 was mainly comprised of foreign currency losses, primarily related to Japanese Yen.

Provision for Income Taxes

	Six Months Ended
	July 1,	Effective	June 25,	Effective
	2006	Tax Rate	2005	Tax Rate
	(in thousands)
Provision for income taxes	$14,088	35.1%	$4,762	32.4%

Our annual effective tax rate for the six months ended July 1, 2006 and June 25, 2005 was 35.1% and 32.4%, respectively. The increase in the effective tax rate was primarily due to lower research and development tax credits in the six months ended July 1, 2006 as well as non-deductible stock-based compensation expense resulting from the adoption of SFAS 123 (R). The U.S. research tax credit expired on December 31, 2005 and, as a result, we have not taken any benefit for this credit in the six months ended July 1, 2006.

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

During the first quarter of fiscal 2006, we implemented SFAS 123 (R) as a new critical accounting policy related to equity based compensation. Beginning January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using the Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), we accounted for stock options and ESPP shares under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using the Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

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

Liquidity and Capital Resources

As of July 1, 2006, we had $430.6 million in cash, cash equivalents and marketable securities compared to $211.6 million as of December 31, 2005.

Net cash provided by operating activities was $41.3 million and $10.6 million for the six months ended July 1, 2006 and June 25, 2005, respectively. Net cash provided by operating activities for the first half of fiscal 2006 compared to the first half of fiscal 2005 resulted primarily from an increase in net income in the first half of fiscal 2006 as well as better working capital management.

Accounts receivable increased by $0.9 million and $8.4 million for the six months ended July 1, 2006 and June 25, 2005, respectively, due to an increase in worldwide sales. Our days sales outstanding from receivables, or DSO, remained flat at 46 days at July 1, 2006 and June 25, 2005, respectively.

Inventories were $24.1 million and $12.8 million at July 1, 2006 and June 25, 2005, respectively. The increase in inventories was a result of increased volume in business and strong demand for our products. While inventory balances have increased in the second quarter of fiscal 2006, inventory turns were 8.6 and 9.9 in the second quarter of fiscal 2006 and second quarter of fiscal 2005, respectively.

Inventory write downs, as a percentage of gross inventories, decreased to 47.5% at July 1, 2006 compared to 56.9% at June 25, 2005. We write down inventory for obsolete or non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required. Once established, the original cost of our inventory less the related inventory write downs represents the new cost basis of such products.

Net cash provided by investing activities was $316,000 for the six months ended July 1, 2006 compared with net cash used by investing activities of $31.1 million for the six months ended March 26, 2005. Net cash provided by or used by investing activities resulted primarily from the net purchase or maturity of marketable securities and capital expenditures in each of these periods. Capital expenditures were $18.6 million for the six months ended July 1, 2006 and $12.1 million for the six months ended June 25, 2005. The increase in capital expenditures was due primarily to our investments in factory equipment to increase our capacity, as well as investments in our new offices in Japan.

Net cash provided by financing activities was $197.4 million for the six months ended July 1, 2006 compared with $4.5 million for the six months ended June 25, 2005. Net cash provided by financing activities for the six months ended July 1, 2006 was mainly due to $182 million of net proceeds received from an equity follow-on offering executed in March of 2006 as well as proceeds of $7.1 million received from the exercise of employee stock options. Tax windfall benefits related to the exercise of stock options were $6.6 million as of July 1, 2006. Net cash provided by financing activities for the six months ended June 25, 2005 was mainly due to proceeds received from the exercise of employee stock options.

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

We expect capital expenditures for fiscal 2006 to continue to average between 10% and 12% of our revenues.

The following table describes our commitments to settle contractual obligations in cash as of July 1, 2006.

	Payments Due by Fiscal Year
	2006	2007-2008	2009-2010	After 2010	Total
	(In thousands)
Operating leases	$1,796	$6,733	$6,702	$5,290	$20,521
Gross asset retirement obligations	—	—	1,000	—	1,000
Inventory purchase obligations	2,245	—	—	—	2,245
Total	$4,041	$6,733	$7,702	$5,290	$23,766

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, and the cost of increasing manufacturing capacity to meet projected demand. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 1, 2006 we are not involved in any off-balance sheet arrangements as defined in Regulation S-K, Item 303 (a)(4).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective beginning the first quarter of fiscal 2007. The Company has not yet evaluated the impact of implementation on its consolidated financial statements.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements. The Company’s accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan, Korea and Taiwan operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. As of July 1, 2006, we had one outstanding foreign exchange forward contract to sell 1,795,000,000 Japanese Yen for $15,722,168 with a contract rate of 114.17 Japanese Yen per U.S. Dollar. The fair value on this foreign currency forward exchange contract as of July 1, 2006 would have changed by $1,572,217 if the foreign currency exchange rate for the Japanese Yen to the U.S. Dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of July 1, 2006, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of July 1, 2006 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 1, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting during the second quarter of fiscal 2006.

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

We disclosed the risk factors below in our Form 10-K and in our Form 10-Q for the quarter ended April 1, 2006. We have updated these risk factors to reflect changes in the second quarter of fiscal 2006.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of dynamic random access memory, or DRAM, memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended July 1, 2006 and June 25, 2005, sales to manufacturers of DRAM devices accounted for 72.8% and 73.9%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 8.2% and 8.7%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 19.0% and 17.3%, respectively, of our revenues. For the six months ended July 1, 2006 and June 25, 2005, sales to manufacturers of DRAM devices accounted for 76.7% and 78.2%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 9.2% and 7.4%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 14.1% and 14.4%, respectively, of our revenues.Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market. To the extent that we are unable to do so, our ability to grow could suffer.

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

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three and six months ended July 1, 2006, four customers accounted for 55.5% and 58.9%, respectively, of our revenues. In the three and six months ended June 25, 2005, four customers accounted for 71.9% and 69.6%, respectively, of our revenues. Our ten largest customers accounted for 87.5% and 88.7%, respectively, of our revenues in the three and six months ended July 2006 and 97.6% and 97.2%, respectively of our revenues in the three and six months ended June 25, 2005. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

We manufacture all our products at our facilities in Livermore, California, and any disruption in the operations of these facilities could adversely impact our business and operating results.

Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture our wafer probe cards at our new facility located in Livermore, California. We also continue to use our old manufacturing facility for some steps in our overall manufacturing processes, which is also located in Livermore. Any disruption in the operation of our facilities, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. We could experience manufacturing disruptions if we close the old facility, or if we cease use of the old facility for any steps in our overall manufacturing processes. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not effectively expand our manufacturing capacity, our business and operating results will be negatively impacted.

We completed the transition to our new manufacturing facility in Livermore and the first phase of our capacity ramp. We are presently further ramping production volume at our new facility to meet anticipated short term and long term demand for our existing products and for our contemplated new product introductions. We also plan to expand our back-end manufacturing into Asia. The costs of increasing manufacturing capacity at our new facility and starting up any new facility, including capital costs such as equipment, fixed costs such as rent, personnel and material costs required for any ramp and qualification, and redundancy costs of maintaining production sites in parallel, are substantial. Any difficulties with expanding manufacturing capacity at our current facilities or bringing up any new facility, could result in significant expense, disrupt our manufacturing processes, and cause delays in product deliveries and lost sales, which would harm our business and operating results. Some or all of our customers may also require a full qualification of any new facility. Any qualification process could take longer than we anticipate.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. On or about June 15, 2006, the Korea Patent Court issued a ruling upholding the validity of all the claims of our Korean Patent No. 252,457. The Company has appealed to the Korea Supreme Court the adverse decision on its Patent No. 278,342, 399,210 and 324,064; Phicom has appealed the June 15 ruling on Korea Patent No. 252,457 to the Korea Supreme Court. The outcome of any appeal of the rulings can not be definitively predicted, but will result in our incurring additional legal fess and expenses; which most likely will be material. See the “Legal Proceedings” section of this Form 10-Q for a description of the infringement actions we have brought against Phicom and the invalidity proceedings that Phicom is pursuing against certain of our patents.

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

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 70.0% and 71.2%, respectively, for the three and six months ended July 1, 2006 and 64.4% and 66.0%, respectively for the three and six months ended June 25, 2005. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)           Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased	Average Price Paid per Share
February 1 to February 28, 2005 (1)	3,039	$40.36

(1)      On April 3, 2006, pursuant to an agreement granting restricted stock units to Igor Khandros, the CEO of FormFactor, FormFactor repurchased 3,039 vested shares of common stock in order to satisfy certain tax withholding obligations associated with the conversion of the restricted stock units that vested on such date.

FormFactor does not have any announced plans or programs to repurchase shares of its common stock.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Stockholders on May 18, 2006. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect the following nominees as the three Class III directors to FormFactor’s board of directors, each to serve on our board of directors until his successor has been elected and qualified or until his earlier death, resignation or removal:

Nominee	For	Withheld
Joseph R. Bronson	42,901,164	846,648
James A. Prestridge	40,490,247	3,257,565
Harvey A. Wagner	41,555,706	2,192,106

Our board of directors consists of seven members and is divided into three classes – Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders.

Proposal 2: To ratify the selection of PriceWaterhouseCoopers LLP as FormFactor’s independent registered public accounting firm for the fiscal year ending December 30, 2006:

For	Against	Abstain	Broker Non-Votes
43,570,498	174,441	2,873	0

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Disclosure regarding increase in CEO and CFO annual base salary and Key Employee Bonus Plan for fiscal 2006	8-K	4/14/06	000-50307

10.02	Disclosure regarding increase in compensation for independent members of the Board of Directors	8-K	5/24/06	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

August 9, 2006

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01	Disclosure regarding increase in CEO and CFO annual base salary and Key Employee Bonus Plan for fiscal 2006	8-K	4/14/06	000-50307

10.02	Disclosure regarding increase in compensation for independent members of the Board of Directors	8-K	5/24/06	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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