Form 10-Q
period 2006-09-30
FORMFACTOR INC
filed 2006-11-07
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of October 31, 2006, 46,781,211 shares of the registrant’s common stock, par value $0.001 were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Revenues	$96,757	$62,374	$270,520	$165,676
Cost of revenues	46,492	34,088	130,699	93,484
Gross margin	50,265	28,286	139,821	72,192
Operating expenses:
Research and development	11,994	7,881	33,397	19,461
Selling, general and administrative	19,321	11,871	53,034	31,283
Total operating expenses	31,315	19,752	86,431	50,744
Operating income	18,950	8,534	53,390	21,448
Interest income	4,485	1,116	10,196	2,912
Other income (expense), net	59	(630)	45	(655)
Income before income taxes	23,494	9,020	63,631	23,705
Benefit from (provision for) income taxes	(7,675)	758	(21,763)	(4,004)
Net income	$15,819	$9,778	$41,868	$19,701
Net income per share:
Basic	$0.34	$0.25	$0.94	$0.50
Diluted	$0.33	$0.23	$0.90	$0.47
Weighted-average number of shares used in per share calculations:
Basic	46,417	39,733	44,625	39,343
Diluted	48,494	41,762	46,690	41,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$276,365	$31,217
Marketable securities	181,128	180,391
Accounts receivable, net of allowance for doubtful accounts of $74 as of September 30, 2006 and December 31, 2005	54,097	43,967
Inventories	26,317	18,404
Deferred tax assets	11,233	11,396
Prepaid expenses and other current assets	12,674	7,169
Total current assets	561,814	292,544
Restricted cash	2,250	2,250
Property and equipment, net	87,398	81,588
Deferred tax assets	6,270	4,518
Other assets	994	461
Total assets	$658,726	$381,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,346	$26,369
Accrued liabilities	21,850	20,467
Income tax payable	7,653	9,697
Deferred rent	353	313
Deferred revenue and customer advances	6,556	3,588
Total current liabilities	63,758	60,434
Deferred rent and other long term liabilities	4,559	3,138
Total liabilities	68,317	63,572
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 46,761,252 and 40,236,686 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	47	40
Additional paid-in capital	496,296	268,291
Deferred stock-based compensation	—	(2,495)
Accumulated other comprehensive loss	(114)	(359)
Retained earnings	94,180	52,312
Total stockholders’ equity	590,409	317,789
Total liabilities and stockholders’ equity	$658,726	$381,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$41,868	$19,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,919	12,184
Stock-based compensation expense	15,015	3,011
Deferred income taxes	(1,650)	(4,262)
Increase in allowance for doubtful accounts	—	33
Tax benefit from employee stock option plans	—	4,379
Excess tax benefits from equity based compensation plans	(13,448)	—
Provision for excess and obsolete inventories	9,222	8,085
Loss on disposal of property and equipment	378	80
Changes in assets and liabilities:
Accounts receivable	(10,122)	(10,447)
Inventories	(16,382)	(11,270)
Prepaid expenses and other current assets	(5,472)	(2,859)
Other assets	(599)	—
Accounts payable	4,867	(4,138)
Accrued liabilities	16,853	(320)
Income tax payable	(2,038)	5,896
Deferred rent	1,464	862
Deferred revenues and customer advances	2,968	1,183
Net cash provided by operating activities	58,843	22,118
Cash flows from investing activities:
Acquisition of property and equipment	(26,862)	(21,275)
Purchase of marketable securities	(202,929)	(129,135)
Proceeds from sales and maturities of marketable securities	201,340	106,910
Acquisition of intangible research and development asset	—	(400)
Net cash used in investing activities	(28,451)	(43,900)
Cash flows from financing activities:
Proceeds from issuances of common stock	201,289	10,562
Excess tax benefits from equity based compensation plans	13,448	—
Net cash provided by financing activities	214,737	10,562
Effect of exchange rate changes on cash and cash equivalents	19	74
Net increase (decrease) in cash and cash equivalents	245,148	(11,146)
Cash and cash equivalents, beginning of the period	31,217	34,836
Cash and cash equivalents, end of the period	$276,365	$23,690
Supplemental disclosure of significant non-cash investing activities:
Change in accounts payable and accrued liabilities for purchase of property and equipment	$(5,949)	$5,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“the SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 30, 2006, or for any other period. The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Reclassifications. Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Fiscal Year. The Company operates on a 52- 53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2006 will end on December 30, 2006, and will consist of 52 weeks. The fiscal year ended December 31, 2005 consisted of 53 weeks.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s significant accounting policies reflect the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123 (R)”); and have otherwise not materially changed during the three and nine months ended September 30, 2006.

During the first quarter of fiscal 2006, the Company implemented SFAS 123 (R) with regard to equity based compensation. Beginning January 1, 2006, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the additional paid-in capital pool (“APIC pool”) to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.

The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123 (R)- 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).  See Note 6 — Stock-Based Compensation.

Note 3 — Public Offering of Common Stock

On March 15, 2006, the Company completed an offering of 5,000,000 shares of its common stock. The Company received net proceeds of $182.0 million after the payment of an aggregate of $8.1 million of underwriting discounts and commissions and other offering expenses.

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

Inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(In thousands)

Raw materials	$10,640	$7,686
Work-in-progress	12,563	9,971
Finished goods	3,114	747
	$26,317	$18,404

Note 5 — Warranty

The Company offers warranties on certain products and records a liability for the estimated future costs associated with customer claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and nine months ended September 30, 2006 and September 24, 2005, respectively, follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(In thousands)
Warranty accrual beginning balance	$1,012	$518	$511	$560
Accrual for warranties issued during the period	227	215	1,051	679
Settlements made during the period	(533)	(213)	(856)	(719)
Warranty accrual ending balance	$706	$520	$706	$520

Note 6 — Stock-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (R), using the modified prospective transition method. SFAS 123 (R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Using the modified prospective transition method, the Company began recognizing compensation expense for equity-based awards granted after December 31, 2005 plus unvested awards granted prior to December 31, 2005. Stock-based compensation expense for unvested awards granted prior to December 31, 2005 is amortized based on the measurement of fair value under SFAS No. 123, while awards granted after December 31, 2005 are measured under the guidance of SFAS No. 123 (R). Under this method of implementation no restatement of prior periods has been made. The cumulative effect related to the implementation of this new accounting principle as of January 1, 2006 was not material.

The application of SFAS No. 123 (R) had the following effects on reported amounts for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(In thousands, except per share data)

Stock-based compensation expense by type of award:
Employee stock options (1)	$5,195	$13,672
Employee stock purchase plan	880	1,820
Restricted stock units (2)	92	276
Amounts capitalized as inventory	(191)	(753)

Total stock-based compensation	5,976	15,015
Tax effect on stock-based compensation	(1,952)	(5,132)

Effect on net income	$4,024	$9,883

Effect on earnings per share:
Basic	$0.09	$0.22
Diluted	$0.08	$0.21

(1)   Stock-based compensation expense of $164,000 and $895,000 for the three and nine months ended September 30, 2006, respectively, related primarily to pre-initial public offering “cheap stock” would have been recorded under the provisions of APB No. 25.

(2)   Stock-based compensation expense of $92,000 and $276,000 for the three and nine months ended September 30, 2006, respectively, related to restricted stock units would have been recorded under the provisions of APB No. 25.

Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB No. 25 and related interpretations. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002 and fiscal 2003 through the Company’s initial public offering, the Company recorded stock-based compensation expense under the provisions of APB No. 25 as these options were considered compensatory because the fair value of the Company’s stock determined for financial reporting purposes was greater than the fair value determined at the date of the grant. As of December 31, 2005, the Company had an aggregate of $1.5 million of stock-based compensation remaining to be amortized related to these options under the intrinsic valuation method.

In addition, the Company recorded stock-based compensation expense related to the issuance of restricted stock. As of December 31, 2005, the Company had an aggregate of $1.0 million of unamortized stock-based compensation related to restricted stock.

Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 24, 2005 if the fair value recognition provisions of SFAS No. 123 had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended	Nine Months Ended
	September 24, 2005	September 24, 2005
	(In thousands, except per share amounts)

Net income, as reported	$9,778	$19,701
Add: Stock-based compensation expense included in reported net income, net of tax	1,029	2,085
Deduct: Total stock-based compensation expense determined under the minimum and fair-value-based method for all awards, net of tax	(3,165)	(8,249)
Pro forma net income	$7,642	$13,537

Net income per share
Basic:
As reported	$0.25	$0.50
Pro-forma	$0.19	$0.34

Diluted:
As reported	$0.23	$0.47
Pro-forma	$0.18	$0.33

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant and employee purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended	Nine Months Ended
	September 24, 2005	September 24, 2005
Stock Options:
Dividend yield	—	—
Expected volatility	44.2%	47.8%
Risk-free interest rate	3.86%	3.82%
Expected life (in years)	4.50	4.50
ESPP:
Dividend yield	—	—
Expected volatility	44.2%	47.7%
Risk-free interest rate	3.23%	3.23%
Expected life (in years)	1.25	1.25

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

The following weighted average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Stock Options:
Dividend yield	—	—
Expected volatility	52.9%	50.2%
Risk-free interest rate	4.93%	4.92%
Expected life (in years)	4.75	4.82

The Company’s computation of expected volatility for the three- and nine-month periods ended September 30, 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of an option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulleting No. 107. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

During the three and nine months ended September 30, 2006, the Company granted approximately 178,100 and 2,067,227 stock options with an estimated total grant-date fair value of $3.9 million and $38.5 million, respectively. During the three and nine months ended September 30, 2006, the Company recorded stock-based compensation expense related to stock options of $5.2 million and $13.7 million, respectively. As of September 30, 2006, the unamortized stock-based compensation balance related to stock options was $43.6 million after estimated forfeitures which will be recognized over an estimated period of 3.0 years based on the weighted-average unamortized stock-based compensation balance. Approximately $0.8 million of stock-based compensation was capitalized in inventory for the nine months ended September 30, 2006.

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan, Management Incentive Option Plan (collectively, the “Plans”) and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. As a result of the effectiveness of the 2002 Plan, the Company ceased granting any options under the Plans.

Activity under the Plans and the 2002 Plan is set forth below:

	Shares	Awards	Weighted- Average
	Available	Outstanding	Exercise Price
	(In thousands, except share and per share data )

Balances, December 25, 2004	3,201,452	5,822,746	$11.88
Additional shares reserved	1,944,281	—	—
Options granted	(2,476,543)	2,476,543	24.89
Restricted stock awards granted	(17,000)	—	—
Options exercised	—	(1,042,373)	8.36
Options expired	—	(15,000)	0.10
Options forfeited	653,939	(653,989)	15.99
Balances, December 31, 2005	3,306,129	6,587,927	$16.91
Additional shares reserved	2,011,884	—	—
Options granted	(2,067,227)	2,067,227	38.61
Restricted stock awards granted	—	—	—
Options exercised	—	(1,296,669)	23.90
Options forfeited	260,263	(260,263)	11.63
Balances, September 30, 2006	3,511,049	7,098,222	$23.94

The options outstanding and exercisable at September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
		(in years)		(in thousands)			(in thousands)

$0.50 - $6.00	352,649	3.54	$4.72	$13,194	352,649	$4.72	$13,194
$6.01 - $6.50	960,544	5.43	6.50	34,224	738,896	6.50	26,327
$6.51 - $19.50	1,202,150	7.03	17.43	29,698	538,431	15.86	14,145
$19.51 - $23.56	935,818	8.25	22.49	18,382	312,013	22.39	6,159
$23.57 - $25.08	84,656	8.69	24.51	1,491	16,132	24.54	284
$25.09 - $25.39	926,039	9.10	25.39	15,502	151,418	25.39	2,535
$25.40 - $30.46	741,509	8.69	26.60	11,513	189,839	26.17	3,030
$30.47 - $38.38	761,817	6.62	38.19	3,004	10,000	36.31	58
$38.39 - $39.84	876,640	6.61	39.58	2,233	—	—	—
$39.85 - $47.63	256,400	6.75	42.59	—	—	—	—

$0.50 - $47.63	7,098,222	7.16	$23.94	$129,241	2,309,378	$13.67	$65,732

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $42.13 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of September 30, 2006 was 2,309,378.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $38.5 million.

The weighted average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $21.66 and $18.62. Cash received from stock option exercises was $8.0 million and $15.1 million during the three and nine months ended September 30, 2006, respectively. In connection with these exercises, the gross tax benefits realized by the Company for the three and nine months ended September 30, 2006 was $8.1 million and $15.9 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length. During the nine months ended September 30, 2006, 209,789 shares were issued under the ESPP.  As of September 30, 2006, the Company had $2.4 million of total unrecognized deferred stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.8 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.  The following weighted average assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
ESPP:
Dividend yield	—	—
Expected volatility	49.1%	48.0%
Risk-free interest rate	4.34%	4.19%
Expected life (in years)	1.43	1.39

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

Activity of the restricted stock units under the Company’s equity compensation plans during the nine months ended September 30, 2006 is set forth below:

		Weighted
		Average Grant
	Shares	Date Fair Value

Restricted stock units at December 31, 2005	55,432	$25.27
Granted	—	—
Vested	(18,108)	25.27
Forfeited	—	—
Restricted stock units at September 30, 2006	37,324	$25.27

The total aggregate intrinsic value of restricted stock units outstanding as of September 30, 2006 is $1.6 million. Aggregate intrinsic value is calculated using the closing price of the Company’s common stock on September 30, 2006 multiplied by the number of restricted stock units outstanding at September 30, 2006.

As of September 30, 2006, the Company had $0.7 million of unrecognized stock-based compensation costs related to restricted stock unit grants, which will be recognized over the weighted average remaining contractual term of 1.3 years. As of September 30, 2006, the Company expects 37,324 restricted stock units to vest.

Note 7 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, warrants, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Numerator:
Net income	$15,819	$9,778	$41,868	$19,701
Denominator:
Weighted-average common stock outstanding	46,417	39,733	44,625	39,356
Less:
Weighted-average shares subject to repurchase	—	—	—	(13)
Weighted-average shares used in computing basic net income per share	46,417	39,733	44,625	39,343
Dilutive potential common shares used in computing diluted net income per share	2,077	2,029	2,065	2,149
Total weighted-average number of shares used in computing diluted net income per share	48,494	41,762	46,690	41,492

The following outstanding options to purchase common stock and restricted stock units were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Options to purchase common stock	1,932	305	1,986	553
Restricted stock units	—	—	—	13

Note 8 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes it complies with all material environmental laws and regulations that apply to the Company.

While the Company believes it is in compliance with all material environmental laws and regulations that apply to the Company, the Company has received, and in the future the Company may receive, environmental violation notices, and if received, final resolution of the violations identified by these notices could impact the Company’s operations. New laws and regulations could have application to, and impact the Company’s operations.  The Company cannot predict what future environmental laws, rules or regulations will be enacted or how existing or future laws, rules or regulations will be administered or interpreted. The Company also cannot predict the amount of future expenditure that may be required to comply with such laws, rules or regulations. The discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could result in violations of certain applicable laws or regulations and adversely impact the Company’s business, financial condition or result of operations.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this Quarterly Report on Form 10-Q, the Company was not involved in any material legal proceedings, other than patent litigation as set forth below.  In the future we may become parties to additional legal proceedings which require us to spend significant resources including proceedings designed to protect our intellectual property rights.

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

On or about August 7, 2006 the Company filed in the Seoul Central District Court, located in Seoul, South Korea, two actions against Phicom alleging infringement of certain claims of the Company’s Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.” The actions include an

“injuction” action, which seeks preliminary injuctive relief, and a “merits” action.  For each and all of the actions pending in the Seoul Southern District Court and the Seoul Central District Court, Phicom is asserting defenses to the Company’s claims.

On March 4, 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards. The complaint in this action alleges that Phicom has incorporated the Company’s proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially similar to those at issue in the Company’s litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Phicom’s motion with the Oregon District Court seeking that the lawsuit be transferred to the U.S. District Court for the Northern District of California was denied without prejudice by the District Court. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference in or about August 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Quarterly Report on Form 10-Q, discovery has begun and the parties have exchanged written preliminary contentions regarding infringement and validity.

The Company has incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. For example, on or about October 6, 2004, Micronics Japan Co., Ltd. (“MJC”) filed an invalidation proceeding with KIPO relating to the Company’s Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of the Company’s Korean Patent No. 312,872. The matter was appealed by MJC to the Korean Patent Court, which rendered a decision finding invalid all of the claims of Patent No. 312,872,  The Company has appealed this decision to the Korean Supreme Court.  MJC also filed a new proceeding in KIPO challenging the validity of the 312,872 patent. On or about April 22, 2005, an action was filed by MJC with KIPO against the Company’s Korean Patent No. 467,997. On or about November 1, 2006, KIPO dismissed MJC’s  challenge and upheld all of the claims of the Company’s Korean Patent No. 467,997. By way of further example, challenges against four of the Company’s Taiwan patents, Taiwan Patent Nos. 83,716 (two challenges), 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While the Company believes that it does not have a material monetary damages exposure in these various invalidity proceedings, it is possible the Company will incur material attorneys’ fees in defending its intellectual property at issue in these challenges.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of September 30, 2006.

Lease Obligations

In August 2006 the Company signed an amendment to an existing lease for the remaining 37,439 square feet of the building.  The term of the lease was extended to 15-years.  The total rent obligation over the amended term of the lease is $8.5 million and is accounted for as an operating lease.  The Company also signed a five-year lease for an additional 39,478 square feet of office space in September 2006.  The total rent obligation over the term of the lease is $2.4 million and is accounted for as an operating lease.

Note 9 — Asset Retirement Obligation

The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, and Tokyo and Yokohama, Japan to original condition upon lease termination. The Company estimated that as of September 30, 2006, gross expected future cash flows of approximately $0.7 million would be required to fulfill these obligations. The

Company has recorded the respective asset retirement obligations and a corresponding increase in leasehold improvements of $0.7 million. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease.

Note 10 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(In thousands)
Net income	$15,819	$9,778	$41,868	$19,701
Change in unrealized gain (loss) on marketable securities	722	207	199	177
Foreign currency translation adjustments	(29)	(20)	46	333
Comprehensive income	$16,512	$9,965	$42,113	$20,211

Components of accumulated other comprehensive loss were as follows:

	September 30, 2006	December 31, 2005
	(In thousands)
Unrealized loss on marketable securities	$(136)	$(335)
Foreign currency translation adjustments	22	(24)
Accumulated other comprehensive loss	$(114)	$(359)

Note 11 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of September 30, 2006, the Company had one outstanding foreign exchange forward contract to sell 2,600,000,000 Japanese Yen for $22,090,059 with a contract rate of 117.70 Japanese Yen per U.S. Dollar.

Note 12 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company is required to adopt SAB No. 108 in the fourth quarter of 2006 and is currently evaluating the impact of this interpretation on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 as of January 1, 2007. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole semiconductor wafer, prior to singulation, in the front end of the semiconductor manufacturing process. After the fabrication of a semiconductor wafer, the chips on the wafer are again subject to wafer probe test. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

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

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first nine months of fiscal 2006 and 2005. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

Cost of Revenues.   Cost of revenues consists primarily of manufacturing materials, payroll and other manufacturing-related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory write downs or write-offs as cost of revenues.

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

Selling, General and Administrative.   Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other sales,marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase to support future revenue growth and build out of global infrastructure to support international customers.

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

Stock-based Compensation. Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (R), which require us to measure all employee stock-based compensation awards using a fair value method and record such expense in our consolidated financial statements. In connection with our implementation of SFAS No. 123 (R), we have included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations certain non-GAAP measures, which are not in accordance with, or an alternative for, generally accepted accounting principles and may be different from non-GAAP measures used by other companies. We believe that our financial presentation in this section, which includes non-GAAP measures and the corresponding GAAP measures, gives our stockholders and other interested persons the benefit of a consistent basis for assessing our financial results for the three and nine months ended September 30, 2006 relative to our historical GAAP financials. Prior historical periods included only stock-based compensation charges related to pre-initial public offering “cheap stock” and restricted stock units accounted for under the provisions of APB No. 25. Our management also uses certain non-GAAP measures when assessing business trends and performance, forecasting and planning future operations, and evaluating our financial performance when compared to prior periods. These non-GAAP measures should be considered along with our GAAP measures.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	48.1	54.7	48.3	56.4
Gross margin	51.9	45.3	51.7	43.6
Operating expenses:
Research and development	12.4	12.6	12.4	11.7
Selling, general and administrative	19.9	19.0	19.6	19.0
Total operating expenses	32.3	31.6	32.0	30.7
Operating income	19.6	13.7	19.7	12.9
Interest income	4.6	1.8	3.8	1.8
Other income (expense), net	0.1	(1.0)	0.0	(0.4)
Income before income taxes	24.3	14.5	23.5	14.3
Benefit from (provision for) income taxes	(8.0)	1.2	(8.0)	(2.4)
Net income	16.3%	15.7%	15.5%	11.9%

Three Months Ended September 30, 2006 and September 24, 2005

Revenues

	Three Months Ended
	September 30,	September 24,	Increase	Change
	2006	2005	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$70,386	$47,309	$23,077	48.8%
Flash	16,675	8,715	7,960	91.3
Logic	9,696	6,350	3,346	52.7
Total Revenues	$96,757	$62,374	$34,383	55.1%

Revenues increased 55.1% in the three months ended September 30, 2006 compared with the three months ended September 24, 2005. Strong market demand for our advanced wafer probe cards continued in the third quarter of fiscal 2006 due to a variety of factors, including the increased demand for mobile and consumer applications, the transition to advanced technology nodes such as 90 nanometer and below, as well as the ongoing build-out of 300mm factories.

The majority of our revenues for the three months ended September 30, 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the ongoing build-out of 300mm factories and expanded relationships with new customers such as Hynix. Approximately 86% of our DRAM revenues in the third quarter of fiscal 2006 were derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers increased mainly due to increased demand for our NAND and NOR flash wafer probe cards. Demand for both our NAND and NOR flash wafer probe cards resulted from growing demand for consumer applications which utilize multi-chip packages.  Semiconductors that are integrated into multi-chip packages often benefit from increased wafer level testing to validate device performance before packaging.

Revenues from manufacturers of logic devices increased primarily due to increased demand by the computer data processing market and new customer engagements.  The increased demand is driven by factors such as higher test parallelism migrations to flip-chip packaging and the need for higher device reliability. The majority of our logic revenues in the three months ended September 30, 2006 was derived from sales of wafer probe cards to test high performance flip-chip microprocessor and chipset applications used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(In thousands)

Japan	$33,311	34.4%	$19,079	30.6%
North America	30,136	31.1	25,378	40.7
Asia Pacific	29,479	30.5	12,336	19.8
Europe	3,831	4.0	5,581	8.9
Total Revenues	$96,757	100.0%	$62,374	100.0%

Geographic revenue information is based on the invoicing location of the customer. For example, certain Korean customers purchase through their North American subsidiaries. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer products. The increase in revenues in Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in revenues in Asia Pacific was primarily due to growth in our business with both Taiwanese and Korean customers. The increase in revenues in Europe was primarily due to increased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the three months ended September 30, 2006 and September 24, 2005:

	Three Months Ended
	September 30, 2006		September 24, 2005
Elpida	25.0		29.0
Intel Corporation	13.8		12.6
Hynix	10.0			*
Samsung		*	19.9
Spirox Corporation		*	18.6%

* Less than 10% of revenues.

Revenues from Spirox Corporation decreased in the three months ended September 30, 2006 compared to the three months ended September 24, 2005 primarily due to our transition to a direct sales model in Taiwan. Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan. While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales occurred in Taiwan.

Gross Margin

	Three Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Gross margin	$50,265	51.9.%	$28,286	45.3%
Stock-based compensation expense	1,197	1.3	108	0.2
Gross margin excluding stock-based compensation	$51,462	53.2%	$28,394	45.5%

The increase in gross margin for the three months ended September 30, 2006 compared with the three months ended September 24, 2005 was primarily due to factory productivity and both yield and through-put delivery improvements. These factory improvements and the increased revenue resulted in labor and material efficiencies that were the main drivers for the increased gross margin. Inventory write downs totaled $3.2 million, or 3.4% of revenues for the three months ended September 30, 2006 as compared with $3.2 million, or 5.1% of revenues for the three months ended September 24, 2005 primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for the three months ended September 24, 2005 was impacted by non-recurring factory start up costs of $2.3 million. Stock-based compensation expense increased to $1.2 million for the three months ended September 30, 2006 due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006.

Research and Development

	Three Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Research and development	$11,994	12.4%	$7,881	12.6%
Stock-based compensation expense	1,433	1.5	181	0.3
Research and development excluding stock-based compensation	$10,561	10.9%	$7,700	12.3%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $2.3 million in personnel costs and an increase of $1.3 million in stock-based compensation expense due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006. Research and development expenses increased mainly due to our investment in the development of our Harmony architecture, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Selling, general and administrative	$19,321	19.9.%	$11,871	19.0%
Stock-based compensation expense	3,346	3.4	1,216	1.9
Selling, general and administrative excluding stock-based compensation	$15,975	16.5%	$10,655	17.1%

The increase in selling, general and administrative expenses in absolute dollars was mainly due to an increase of approximately $4.1 million in personnel related expenses and an increase of $2.1 million in stock-based compensation expense due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Three Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Interest income	$4,485	4.6%	$1,116	1.8%
Other income (expense), net	$59	0.1%	$(630)	(1.0)%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $459.7 million at September 30, 2006 compared with $203.8 million at September 24, 2005. We completed an equity follow-on offering in March 2006, which resulted in net proceeds of $182.0 million. Other income (expense) for the three months ended September 30, 2006 and September 24, 2005 was mainly comprised of foreign currency gains (losses), primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	September 30,	Effective	September 24,	Effective
	2006	Tax Rate	2005	Tax Rate
	(in thousands)
Benefit from (provision for) income taxes	$(7,675)	32.7%	$758	(8.4)%

Our effective tax rate for the three months ended September 30, 2006 and September 24, 2005 was 32.7% and (8.4%), respectively.  The increase in the effective tax rate between this year and last was primarily due to lower federal research and development tax credits, due to the expiration of the credit on December 31, 2005, and non-deductible stock based compensation expense resulting from the adoption of SFAS No. 123 (R). In addition, our tax provisions for both 2006 and 2005 benefited from the expiration of the statute of limitations for certain previously provided tax reserves.  The benefit provision for September 24, 2005 also reflected the impact of $3.0 million related to a research and development tax credit study.

Nine Months Ended September 30, 2006 and September 24, 2005

Revenues

	Nine Months Ended
	September 30,	September 24,	Increase	Change
	2006	2005	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$203,631	$128,135	$75,496	58.9%
Flash	41,247	23,545	17,702	75.2
Logic	25,642	13,996	11,646	83.2
Total Revenues	$270,520	$165,676	$104,844	63.3%

Revenues increased 63.3% in the nine months ended September 30, 2006 compared with the nine months ended September 24, 2005. The increase was mainly driven by strong market demand for our advanced wafer probe cards due to a variety of factors, including the increased demand for mobile and consumer applications, increased design activity and bit growth, the transition to advanced technology nodes such as 90 nanometer and below, and the ongoing build-out of 300mm factories.

The majority of our revenues for the nine months ended September 30, 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the conversion to DDR II and the ongoing build-out of 300mm factories. Approximately 77% of our DRAM revenues in the first nine months of fiscal 2006 were derived from 90 nanometer and below technology products.

Revenues generated from sales to flash memory device manufacturers increased for both our NAND and NOR flash wafer probe cards. Consumer applications which utilize multi-chip packages were a major driver for both categories of flash devices.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products. The majority of our logic revenues in the nine months ended September 30, 2006 was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Nine Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(In thousands)
Asia Pacific	$90,357	33.4%	$52,529	31.7%
Japan	82,687	30.6	35,783	21.6
North America	80,198	29.6	60,483	36.5
Europe	17,278	6.4	16,881	10.2
Total Revenues	$270,520	100.0%	$165,676	100.0%

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

The following customers accounted for more than 10% of our revenues for the nine months ended September 30, 2006 and September 24, 2005:

	Nine Months Ended
	September 30, 2006		September 24, 2005
Elpida	23.4		18.4
Powerchip	13.4			*
Intel Corporation	11.8		10.7
Samsung		*	18.4
Spirox Corporation		*	25.7%

* Less than 10% of revenues.

Revenues from Spirox Corporation decreased in the nine months ended September 30, 2006 compared to the nine months ended September 24, 2005 primarily due to our transition to a direct sales model in Taiwan. Until October 17, 2005, we relied upon Spirox Corporation to sell our products in Taiwan (including Powerchip). While Spirox continues to serve as our distributor in Singapore, Philippines, Malaysia and China, a significant percentage of their sales occurred in Taiwan.

Gross Margin

	Nine Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Gross margin	$139,821	51.7%	$72,192	43.6%
Stock-based compensation expense	2,735	1.0	379	0.2
Gross margin excluding stock-based compensation	$142,556	52.7%	$72,571	43.8%

The increase in gross margin in the nine months ended September 30, 2006 compared with the nine months ended September 24, 2005 was primarily due to factory productivity, yield improvements and product mix enabling revenue growth, which in turn improved gross margin. The increase was offset in part by an increase in our inventory write downs.  Inventory write downs increased to $9.2 million, or 3.4% of revenues for the nine months ended September 30, 2006 as compared with $8.1 million, or 4.9% of revenues for the nine months ended September 24, 2005 primarily due to excess custom inventory quantities. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for the nine months ended September 24, 2005 was impacted by non-recurring factory start up costs of $11.5 million. Stock-based compensation expense increased by $2.4 million for the nine months ended September 30, 2006 due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006.

Research and Development

	Nine Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Research and development	$33,397	12.4%	$19,461	11.7%
Stock-based compensation expense	3,702	1.4	577	0.3
Research and development excluding stock-based compensation	$29,695	11.0%	$18,884	11.4%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $7.1 million in personnel costs, an increase of approximately $3.7 million in development related costs and an increase of $3.1 million in stock-based compensation expense due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006. We plan to continue to invest in the development of our next generation Harmony architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Nine Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Selling, general and administrative	$53,034	19.6%	$31,283	19.0%
Stock-based compensation expense	8,579	3.2	2,055	1.3
Selling, general and administrative excluding stock-based compensation	$44,455	16.4%	$29,228	17.7%

The increase in selling, general and administrative expenses in absolute dollars was mainly due to an increase of approximately $12.5 million in personnel-related expenses, an increase of approximately $1.1 million in outside professional services that primarily related to patent enforcement proceedings and other consulting services, including compliance and regulatory matters, and an increase of $6.5 million in stock-based compensation expense due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Nine Months Ended
	September 30,	% of	September 24,	% of
	2006	Revenues	2005	Revenues
	(in thousands)
Interest income	$10,196	3.8%	$2,912	1.8%
Other income (expense), net	$45	0.0%	$(655)	(0.4)%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $459.7 million at September 30, 2006 compared with $203.8 million at September 24, 2005. We completed an equity follow-on offering in March 2006, which resulted in net proceeds of $182.0 million. Other expense for the nine months ended September 30, 2006 and September 24, 2005 was mainly comprised of foreign currency losses, primarily related to Japanese Yen.

Provision for Income Taxes

	Nine Months Ended
	September 30,	Effective	September 24,	Effective
	2006	Tax Rate	2005	Tax Rate
	(in thousands)
Provision for income taxes	$21,763	34.2%	$4,004	19.9%

Our effective tax rate for the nine months ended September 30, 2006 and September 24, 2005 was 34.2% and 19.9%, respectively.  The increase in the tax rate between this year and last was primarily due to lower federal research and development tax credits, due to the expiration of the credit on December 31, 2005, and non-deductible stock based

compensation expense resulting from the adoption of SFAS No. 123 (R).   In addition, our tax provisions for both 2006 and 2005 benefited from the expiration of the statute of limitations for certain previously provided tax reserves.

We expect our effective tax rate for fiscal 2006 to be between 35% and 36%, however it could fluctuate due to lower than expected foreign sales, disqualifying dispositions of incentive stock options and employee stock purchase plan shares, tax exempt interest income and earnings.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K filed with the SEC. There have been no changes to our critical accounting policies since December 31, 2005, with the exception of equity based compensation.

During the first quarter of fiscal 2006, we implemented SFAS No. 123 (R) as a new critical accounting policy related to equity based compensation. Beginning January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of SFAS No. 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using the Black-Scholes option valuation model. This model requires the input of subjective assumptions in implementing SFAS No. 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the tax credit pool to determine if there are any deficiencies which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS No. 123 (R), we accounted for stock options and ESPP shares under the provisions of APB No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using the Black-Scholes option valuation model. The fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

We have elected to adopt the alternative transition method provided under the provisions of FASB Staff Position No. FAS 123 (R)- 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123 (R).

Liquidity and Capital Resources

As of September 30, 2006, we had $457.5 million in cash, cash equivalents and marketable securities compared to $211.6 million as of December 31, 2005.

Net cash provided by operating activities was $58.8 million and $22.1 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. Net cash provided by operating activities increased for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily as a result of the $22.2 million increase in net income in the first nine months of fiscal 2006 as well as better working capital management.

Accounts receivable increased by $10.1 million and $10.4 million for the nine months ended September 30, 2006 and September 24, 2005, respectively, due to an increase in worldwide sales. Our days sales outstanding from receivables, or DSO, remained fairly flat at 42 days at September 30, 2006 compared to 43 days at September 24, 2005, respectively.

Inventories were $26.3 million and $14.4 million at September 30, 2006 and September 24, 2005, respectively. The increase in inventories was a result of increased volume in business and strong demand for our products. Inventory turns were 8.4 and 9.7 in the third quarter of fiscal 2006 and the third quarter of fiscal 2005, respectively.

Net cash used in investing activities was $28.5 million for the nine months ended September 30, 2006 compared with net cash used by investing activities of $43.9 million for the nine months ended September 24, 2005. Net cash used in investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. Capital expenditures were $26.9 million for the nine months ended September 30, 2006 and $21.3 million for the nine months ended September 24, 2005. The increase in capital expenditures was due primarily to our investments in factory equipment to increase our capacity, as well as investments in our new offices in Japan.

Net cash provided by financing activities was $214.7 million for the nine months ended September 30, 2006 compared with $10.6 million for the nine months ended September 24, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering executed in March 2006 as well as proceeds of $15.1 million received from the exercise of employee stock options and $4.5 million received from ESPP purchases. Tax benefits related to the exercise of stock options during the nine months ended September 30, 2006 were $13.4 million. Net cash provided by financing activities for the nine months ended September 24, 2005 was mainly due to proceeds received from the exercise of employee stock options.

We expect capital expenditures for fiscal 2006 to average between 8% and 10% of our revenues.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006 we are not involved in any off-balance sheet arrangements as defined in Regulation S-K, Item 303 (a)(4).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  We are required to adopt SAB No. 108 in the fourth quarter of 2006 and are currently evaluating the impact of this interpretation on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 as of January 1, 2007. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements. Our accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, United Kingdom, Japan, Korea and Taiwan operations, are denominated in U.S. dollars. Revenues and accounts receivable from our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. As of September 30, 2006, we had one outstanding foreign exchange forward contract to sell 2,600,000,000 Japanese Yen for $22,090,059 with a contract rate of 117.70 Japanese Yen per U.S. Dollar.  The fair value on this foreign currency forward exchange contract as of September 30, 2006 would have changed by $2,209,006 if the foreign currency exchange rate for the Japanese Yen to the U.S. Dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents, and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of September 30, 2006, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2006 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting during the third quarter of fiscal 2006.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, the risk factors set forth in our Quarterly Report on Form 10-Q for the period ending July 1, 2006 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We disclosed the risk factors below in our Annual Report on our Form 10-K and in our Form 10-Q for the quarter ended July 1, 2006. We have updated these risk factors to reflect changes in the third quarter of fiscal 2006 for the period ending September 30, 2006.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of dynamic random access memory, or DRAM, memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended September 30, 2006 and September 24, 2005, sales to manufacturers of DRAM devices accounted for 72.8% and 75.8%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 10.0% and 10.2%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 17.2% and 14.0%, respectively, of our revenues. For the nine months ended September 30, 2006 and September 24, 2005, sales to manufacturers of DRAM devices accounted for 75.3% and 77.4%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 9.5% and 8.4%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 15.2% and 14.2%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market. To the extent that we are unable to do so, or if we are not able to deliver timely our products for testing flash memory device wafers, our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions push out or are delayed, it could adversely impact our revenues and operating results.

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

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. In the three and nine months ended September 30, 2006, four customers accounted for 57.7% and 57.2%, respectively, of our revenues. In the three and nine months ended September 24, 2005, four customers accounted for 80.1% and 73.2%, respectively, of our revenues. Our ten largest customers accounted for 89.0% and 88.6%, respectively, of our revenues in the three and nine months ended September 30, 2006 and 98.6% and 97.4%, respectively of our revenues in the three and nine months ended September 24, 2005. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

We completed the transition to our new manufacturing facility in Livermore and the first phase of our capacity ramp. We are presently further ramping production volume at our new facility to meet anticipated short term and long term demand for our existing products and for our contemplated new product introductions. We also plan to expand our manufacturing into Singapore. For this expansion, we currently plan to first expand our assembly and test and back-end manufacturing processes and then expand our Singapore manufacturing capabilities and capacities to include our front-end manufacturing processes.  The costs of increasing manufacturing capacity at our current Livermore facilities and of starting up any new facility, including capital costs such as equipment, fixed costs such as rent, personnel and material costs required for any ramp and qualification, and redundancy costs of maintaining production sites in parallel, are substantial. Because Singapore is geographically separate from our Livermore campus, the start-up of any facility in Singapore could have additional logistical, supply, equipment and engineering issues as compared to the start-up of a facility near our Livermore campus.  Any difficulties with expanding manufacturing capacity at our current facilities or bringing up any new facility, could result in significant expense, disrupt our manufacturing processes, and cause delays in product deliveries and lost sales, which would harm our business, financial condition and operating results. Some or all of our customers may also require a full qualification of any new facility. Any qualification process could take longer than we anticipate and negatively impact our operating results.

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. On or about June 15, 2006, the Korea Patent Court issued a ruling upholding the validity of all the claims of our Korean Patent No. 252,457. The Company has appealed to the Korea Supreme Court the adverse decision on its Patent No. 278,342, 399,210 and 324,064; Phicom has appealed the June 15 ruling on Korea Patent No. 252,457 to the Korea Supreme Court. The outcome of any appeal of the rulings can not be definitively predicted, but will result in our incurring additional legal fess and expenses; which most likely will be material. See the “Legal Proceedings” section of this Form 10-Q for a description of the infringement actions we have brought against Phicom and the invalidity proceedings that Phicom and other third parties are pursuing against certain of our patents.

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

Our ability to grow successfully requires an effective planning, implementation and management process. We are presently ramping production volume at our new manufacturing facility, expanding our product development efforts, increasing our global operations and hiring additional employees domestically and internationally, including for our direct sales force. We also plan to expand our manufacturing into Singapore. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our controls, systems and procedures might not be adequate to support a growing public company. For example, if we do not implement in a timely manner scalable information technology systems, we may not be able to maintain or expand our current manufacturing capacity, which would, in turn, have a negative impact on our operating results. In addition, if our plans to expand our manufacturing capacity or our global operations involves the acquisition of businesses, we will need to invest the necessary resources, and to improve our corporate systems and infrastructure in order to enable the successful integration of any acquired businesses. If our management fails to plan effectively for our growth initiatives or to respond effectively to changes in our business, our business might not succeed.

Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 68.9% and 70.4%, respectively, for the three and nine months ended September 30, 2006 and 59.3% and 63.5%, respectively for the three and nine months ended September 24, 2005. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Submission of Matters To A Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01

Pacific Corporate Center Lease dated as of September 7, 2004 by and between Greenville Holding Company LLC and the Registrant, as amended by First Amendment to Building 6 Lease dated as of August 16, 2006

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

November 7, 2006

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01

Pacific Corporate Center Lease dated as of September 7, 2004 by and between Greenville Holding Company LLC and the Registrant, as amended by First Amendment to Building 6 Lease dated as of August 16, 2006

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