Form 10-K
period 2006-12-30
FORMFACTOR INC
filed 2007-02-26
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 000-50307

FormFactor, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3711155
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7005 Southfront Road, Livermore, California 94551

(Address of principal executive offices, including zip code)

(925) 290-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2006 as reported by NASDAQ Global Market (formerly the NASDAQ National Market) on that date: $1,672,221,253. Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of February 20, 2007 was 47,644,347 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 30, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FORMFACTOR, INC.

Form 10-K for the Fiscal Year Ended December 30, 2006

FormFactor, the FormFactor logo and its product and technology names, including MicroSpring, MicroForce, MicroLign, TRE and Harmony, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “FormFactor,” the “Company,” “we,” “us,” and “our”. Our fiscal years end on the last Saturday in December. Our last three fiscal years ended December 25, 2004, December 31, 2005, and December 30, 2006.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A:  Risk Factors” and elsewhere in this Form 10-K. You should carefully consider the numerous risks and uncertainties described in such section.

PART I

Item 1:                       Business

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole wafer in the front end of the semiconductor manufacturing process. We introduced our first wafer probe card based on our MicroSpring interconnect technology in 1995. We offer products and solutions that are custom designed for semiconductor manufacturers’ unique wafer designs and enable them to reduce their overall cost of test.

In fiscal 2006, we benefited from semiconductor manufacturers’ strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies for certain wafer test applications. Applications such as mobile RAM and graphic RAM, the transition to 90 and sub-90 nanometer technology process nodes and Double Data Rate II, or DDR II, architecture contributed to our overall dynamic random access memory, or DRAM, revenue growth, while new customers and new products, such as our NF150 product, fueled NOR and NAND flash growth, respectively. Logic revenues grew as a result of significant order increases from a significant customer. The transition to our new manufacturing facility in Livermore, California, which we completed in 2006, enabled significant gains in factory productivity, yields and on-time deliveries. These improvements resulted in increased capacity and improved gross margins and operating margins.

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

Since its original conception, the MicroSpring contact has evolved into a library of spring shapes and technologies. Our designers use this library to design an optimized custom wafer probe card for each customer-unique application. Since developing this fundamental technology, we have broadened and refined it to respond to the increasing requirements of testing smaller, faster and more complex semiconductor devices. We continue to invest in research and development activities around our interconnect technologies, including our micro-electro-mechanical systems, or MEMS, technology, as our MicroSpring contacts have scaled in size with the evolution of semiconductors.

Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of our wafer probe cards that come into physical, contact with the devices being tested, and are manufactured using proprietary micro-machining semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer’s particular application.

Our wafer probe cards are custom products that are designed to order for our customers’ unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology enables probe cards for certain applications to be populated with over 50,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 50 mm x 50 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously, in combination with complex multi-layer printed circuit boards that we have designed. Our current DRAM contacting technology allows our burn-in products to contact over 700 DRAM chips in parallel. Our current flash contacting technology allows our wafer probe cards to contact up to 796 flash chips in parallel.

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

In 2006, we delivered our first one touchdown NAND flash probe cards incorporating  our  proprietary “Harmony” architecture for wafer probe cards. Our Harmony architecture addresses some of the significant challenges presented by the future demands of single touchdown wafer probing and very high parallelism wafer test, and we believe will be a key building block for our future generations of large area array flash, DRAM, wafer level burn-in and high frequency probing solutions.

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

Customers

Our customers include manufacturers in the DRAM, flash and logic markets. Our customers use our wafer probe cards to test DRAM chips including DDR, DDR2, DDR3, SDRAM, PSRAM, mobile DRAM, and Graphic DRAM, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors and microcontrollers.

Three customers accounted for 47.3% of our revenues in fiscal 2006, and four customers accounted for 72.8%, and 64.8% of our revenues in fiscal 2005, and 2004, respectively as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Elpida	22.7%	22.7%	18.7%
Intel Corporation	12.6	11.8	14.5
Powerchip	12.0	*	*
Spirox Corporation	*	23.0	20.0
Samsung	*	15.3	*
Infineon Technologies	*	*	11.6

*                    Less than 10% of revenues.

Backlog

Our backlog increased to $47.4 million at December 30, 2006 from $46.6 million at December 31, 2005. We manufacture our wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and, or shipment has occurred but revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.

Manufacturing

Our wafer probe cards are custom products that we design to order for our customers’ unique wafer designs. We manufacture our products at our new facility located in Livermore, California, with some manufacturing functions continuing at our old facility, which is also located in Livermore. We completed the transition to our new manufacturing facility in fiscal 2006. We are establishing a facility for assembly and test and back-end manufacturing of our products in Singapore.

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

We maintain a repair and service capability in Livermore, California. We provide service and repair capabilities in our service centers in Seoul, South Korea; Dresden, Germany; Yokohama City, Japan and Jubei City, Hsinchu, Taiwan.

Research, Development and Engineering

The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. We believe that our continued commitment to research and development and our timely introduction of new and enhanced wafer probe test solutions and other technologies related to our MicroSpring interconnect technology are integral to maintaining our competitive position. We continue to invest considerable time and resources in creating structured processes for undertaking, tracking and completing our development projects, and plan to implement those developments into new product or technology offerings. We continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in our research and development activities.

We have historically devoted approximately 11% to 16% of our revenues to research and development programs. Research and development expenses were $46.6 million for fiscal 2006, $28.3 million for fiscal 2005, and $20.6 million for fiscal 2004.

Our research and development activities, including our product engineering activities, are directed by individuals with significant expertise and industry experience. As of December 30, 2006, we had 162 employees in research and development.

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

We sell our products worldwide primarily through our direct sales force, a distributor and an independent sales representative. As of December 30, 2006, we had 22 sales professionals. In North America, South Korea, Taiwan and Japan we sell our products through our direct sales force. In Europe, our local sales team works with an independent sales representative. In China, Malaysia, Philippines and Singapore, we sell through Spirox Corporation, our regional distributor. We also have the ability to sell our products direct to customers in these regions. In October 2005, we terminated our agreement with Spirox for the distribution of our products in Taiwan and transitioned to a direct sales model.

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

Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the  environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. In fiscal 2005, we received two notices of violation from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, we promptly took appropriate steps to address all of the violations noted, believe that all such violations were addressed, paid the applicable fines ranging from $150 to $7,750 and confirmed such corrective steps. Notwithstanding our corrective actions, certain of the notices of violation remain unresolved and we may be subject to penalties based thereupon. In fiscal 2006 we received certain notices from the City of Livermore regarding our waste water discharge and our overall water usage. We are working with the City regarding these notices and have implemented certain corrective steps.

While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others’ sites or the imposition of new cleanup requirements could adversely impact our operations, which would have a negative effect on our operating results and cash flows.

Competition

The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Tokyo Electron Ltd., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

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

Intellectual Property

Our success depends in part upon our ability to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. We rely on a combination of patents, trade secrets, trademarks and contractual restrictions on disclosure to protect our intellectual property rights.

As of December 30, 2006, we had 389 issued patents, of which 212 are United States patents and 177 are foreign patents. The expiration dates of these patents range from 2013 to 2025. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 30, 2006, we had 447 patent applications pending worldwide, including 141 United States applications, 284 foreign national or regional stage applications and 22 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.

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

Employees

As of December 30, 2006, we had 936 regular full-time employees, including 162 in research and development, 108 in sales and marketing, 92 in general and administrative functions, and 574 in operations. By region, 850 of our employees were in North America, 43 in Japan, 14 in South Korea, 17 in Taiwan and 12 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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

Executive Officers

The names of our executive officers, their ages as of December 30, 2006 and their positions with our company are set forth below.

Name	Age	Position
Dr. Igor Y. Khandros	52	Chief Executive Officer and Director
Joseph R. Bronson(1)	58	President, Member of the Office of the Chief Executive Officer and Director
Ronald C. Foster	56	Senior Vice President and Chief Financial Officer
Stuart L. Merkadeau	45	Senior Vice President, General Counsel and Secretary

(1)          Resigned effective January 5, 2007.

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

Joseph R. Bronson served as a Director from April 2002 to January 5, 2007. Mr. Bronson served as our President and a member of the Office of the Chief Executive Officer from November 2004 to January 2007. Mr. Bronson was an Executive Vice President of Applied Materials, Inc., a manufacturer of semiconductor wafer fabrication equipment, from December 2000 to October 2004, and a member of the Office of the President and the Chief Financial Officer of Applied Materials from January 1998 to October 2004. Mr. Bronson served as a Senior Vice President and as the Chief Administrative Officer of Applied Materials from January 1998 to December 2000 and as Group Vice President of Applied Materials from April 1994 to January 1998. Mr. Bronson serves on the Board of Directors of two publicly traded companies, Jacobs Engineering Group Inc. and Advanced Energy Industries, Inc. Mr. Bronson is a Certified Public Accountant and holds a B.S. in accounting from Fairfield University and a M.B.A. from the University of Connecticut.

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

•       our ability to efficiently expand manufacturing capacity and to stabilize production yields and ramp production volume;

•       our ability to effectively design and build a manufacturing facility in Singapore and bring-up and transition manufacturing processes to Singapore;

•       any disruption in the operation of our manufacturing facility;

•       our relationships with customers and companies that manufacture semiconductor test equipment;

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

We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes for us to design and manufacture our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We have incurred substantial costs, and may incur additional costs as we increase capacity and yields at our new manufacturing facility, which could negatively impact our gross margin. Similar start up costs and negative impact may occur if we modify our manufacturing processes to implement new manufacturing technologies, methods and processes and purchase new equipment. We could experience manufacturing delays and inefficiencies as we pursue increased capacity and yields at our new manufacturing facility, and when we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products continues to increase, we will need to further expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. We have experienced and may continue to experience certain difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. For example, despite bringing on line our new manufacturing facility in early 2006, we experienced difficulties in fulfilling all of our customers’ orders in a timely fashion. This increases our vulnerability to our competitors and increases the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. Any continued difficulties in expanding our manufacturing operations could cause additional product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

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

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. In fiscal 2006 and 2005, sales to manufacturers of DRAM devices accounted for 73.7% and 77.0%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 10.5% and 9.7%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 15.8% and 13.3%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market. To the extent that we are unable to do so, or if we are not able to deliver timely our products for testing flash memory device wafers, our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results.

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

The wafer probe card market is highly competitive. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In the past, increased competition has resulted in price reductions, reduced gross margins or loss of market share, and could do so in the future. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, SV Probe Inc., Micronics Japan Co., Ltd., Microfriend Inc., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd. and Tokyo Electron, Ltd., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Three customers accounted for 47.3% of our revenues in fiscal 2006, and four customers accounted for 72.8% and 64.8% of our revenues in fiscal 2005 and 2004, respectively. In fiscal 2006 and 2005, our ten largest customers accounted for 89.6% and 95.3%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

We presently rely upon a distributor in Asia and an independent sales representative in Europe for a portion of our revenues, and any disruption or other change in our relationship with our distributor or independent sales representative could have a negative impact on our revenues.

Spirox Corporation, our distributor in Singapore, Philippines, Malaysia and China, and our distributor in Taiwan through October 17, 2005, provides a portion of our revenues. Sales to Spirox in fiscal 2006 and fiscal 2005 accounted for 1.6% and 23.0%, respectively, of our revenues. Spirox also provides customer support. We currently rely on one independent sales representative to assist us in the sale of our products in parts of Europe. The reduction in the sales or service efforts or financial viability of our distributor and/or sales representative, or deterioration in, or termination of, any part of our relationship with our distributor and/or sales representative could cause the loss of sales from existing customers or impair our ability to obtain new customers. In addition, it could harm our ability to support our customers in the distributor’s territory. If we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region as we, for example, have undertaken in Taiwan, it could consume substantial time and resources, decrease our revenues and increase our expenses.

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

Our processes for manufacturing our wafer probe cards require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture our wafer probe cards at our new facility located in Livermore, California. We also continue to use our old manufacturing facility, which is also located in Livermore, for some steps in our overall manufacturing processes. Any disruption in the operation of our facilities, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our manufacturing operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. We could experience manufacturing disruptions if we close the old facility, or if we cease use of the old facility for any steps in our overall manufacturing processes. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not effectively expand our manufacturing capacity at our new operations and manufacturing facility, our business and operating results will be negatively impacted.

We completed the transition to our new manufacturing facility in Livermore and the first phase of our capacity ramp in fiscal 2006. We are presently further ramping production volume at our new facility to meet anticipated short term and long term demand for our existing products and for our contemplated new product introductions. The costs of increasing manufacturing capacity at our current Livermore facilities, including capital costs such as equipment, fixed costs such as rent, personnel and material costs required for any ramp and qualification, and redundancy costs of maintaining manufacturing processes in parallel, are substantial. Any difficulties we encounter in expanding manufacturing capacity at our current facilities could result in significant expense, disrupt our manufacturing processes, and cause delays in product deliveries and lost sales, which would harm our business, financial condition and operating results.

If we do not effectively execute our planned establishment of a manufacturing facility in Singapore, our business and operating results will be negatively impacted.

We plan to establish a new manufacturing facility in Singapore. We currently plan to first expand our assembly and test and back-end manufacturing processes in Singapore and then expand our manufacturing capabilities and capacities to include our front-end manufacturing processes. The difficulties normally associated with bringing a new facility online will be compounded by language and cultural differences, as well as the geographic distance from our California-based facility. Our executive team has little experience in building or managing foreign operations, and this new facility may divert a substantial amount of its time. To prepare this facility for operation, we will need to purchase new equipment, replicate our current manufacturing processes and hire additional technical personnel. The start-up of the facility in Singapore may raise numerous or unfamiliar logistical, supply, equipment, engineering and human resources complications. Capital costs such as equipment, fixed costs such as rent, personnel and material costs required for ramp and qualification, and redundancy costs associated with maintaining production sites in two locations, are substantial. We may encounter delays, cost overruns and technical obstacles such as poor manufacturing yield and loss of quality control during the ramp of the new facility, which could negatively impact gross margins, delay shipments and deliveries, cause us to lose sales, damage our reputation and harm our business, financial condition and operating results. In addition, some or all of our customers may also require a full qualification of any new facility. Any qualification process could take longer than we anticipate and negatively impact our operating results.

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

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time in the past, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

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

•       cause lower than anticipated yields and lengthen delivery schedules;

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

We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”, both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”. On or about June 15, 2006, the Korea Patent Court issued a ruling upholding the validity of all the claims of our Korean Patent No. 252,457. The Company has appealed to the Korea Supreme Court the adverse decision on its Patent No. 278,342, 399,210 and 324,064; Phicom has appealed the June 15 ruling on Korea Patent No. 252,457 to the Korea Supreme Court. The outcome of any appeal of the rulings can not be definitively predicted, but will result in our incurring additional legal fees and expenses; which most likely will be material. See the “Legal Proceedings” section of this Form 10-K for a description of the infringement actions we have brought against Phicom and against Micronics Japan Co., Ltd. and the invalidity proceedings that Phicom and other third parties are pursuing against certain of our patents.

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

Our ability to grow successfully requires an effective planning, implementation and management process. We are presently ramping production volume at our new manufacturing facility, expanding our product development efforts, increasing our global operations and hiring additional employees domestically and internationally, including for our direct sales force. We are also expanding our manufacturing into Singapore. Our growth could place a significant strain on our management systems, infrastructure and other resources. To manage our growth effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our growth. Our controls, systems and procedures might not be adequate to support a growing public company. For example, if we do not implement in a timely manner scalable information technology systems, we may not be able to maintain or expand our current manufacturing capacity, which would, in turn, have a negative impact on our operating results. In addition, if our plans to expand our manufacturing capacity or our global operations involves the acquisition of businesses, we will need to invest the necessary resources, and to improve our corporate systems and infrastructure in order to enable the successful integration of any acquired businesses. If our management fails to plan effectively for our growth initiatives or to respond effectively to changes in our business, our business might not succeed.

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

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 70.5% and 65.8%, respectively, for fiscal 2006 and fiscal 2005, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws including tax law changes such as the benefit from export sales and the research and development credit, changes in our business model or in our manufacturing activities, and by material audit assessments. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

The trading prices of the securities of technology companies have been highly volatile, and from January 1, 2006 through December 30, 2006, our stock price has ranged from $23.95 a share to $49.71 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

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

•       rulings on various of our pending litigations and proceedings relating to intellectual property matters;

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

Item 1B:              Unresolved Staff Comments

None.

Item 2:                       Properties

Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California. Our corporate headquarters  is comprised of a campus of seven buildings totaling approximately 324,000 square feet. We presently lease six buildings and own one building. In addition, we also lease office, repair and service, and/or research and development space outside of the U.S. The leases expire at various times through 2021. We believe that our existing and planned facilities are suitable for our current needs.

Information concerning our properties as of December 30, 2006 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, CA	Corporate headquarters, product design, manufacturing, engineering, distribution, research and development	310,206	Leased
Livermore, CA	Manufacturing	13,800	Owned
Tokyo, Japan	Sales office, marketing, product design, research and development	10,581	Leased
Jubei City, Hsinchu, Taiwan	Service and product design center	9,305	Leased
Seoul, South Korea	Sales office, product design, field service, service and repair center	5,329	Leased
Yokohama City, Japan	Field service and service and repair center	2,777	Leased
Milan, Italy	Sales office	915	Leased
Munich, Germany	Sales office	162	Leased

Item 3:                       Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this Annual Report on Form 10-K, we were not involved in any material legal proceedings, other than patent litigation as set forth below. In the future we may become parties to additional legal proceedings which require us to spend significant resources including proceedings designed to protect our intellectual property rights.

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

On or about March 19, 2004, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court.

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

On or about February 9, 2006, the Korean Patent Court invalidated ten claims of our Korean Patent No. 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. We are appealing the decision on our Korean Patent No. 324,064 to the Korean Supreme Court. On or about June 15, 2006, the Korean Patent Court issued a decision upholding the validity of all of the claims of our Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.” Phicom has appealed this ruling on our Korean Patent No. 252,457 to the Korean Supreme Court. We are also continuing our enforcement action against Phicom under both Korean Patent Nos. 252,457 and 324,064 in the Seoul Southern District Court, including certain claims from Korean Patent No. 324,064 that were not addressed by the Korean Patent Court decision.

On or about August 7, 2006 we filed in the Seoul Central District Court, located in Seoul, South Korea, two actions against Phicom alleging infringement of certain claims of our Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.” The actions include an “injunction” action, which seeks preliminary injunctive relief, and a “merits” action. For each and all of the actions pending in the Seoul Southern District Court and the Seoul Central District Court, Phicom is asserting defenses to our claims. On or about February 8, 2007, the Seoul Central District Court denied our request for preliminary injunctive relief. Our patent infringement “merits” action in the Seoul Central District Court is continuing.

On March 4, 2005, we filed a patent infringement lawsuit in the United States District Court for the District of  Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that Phicom has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled “Method of Planarizing Tips of

Probe Elements of a Probe Card Assembly”, U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. Three of the patents at issue in the U.S. are substantially similar to those at issue in our litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. On or about December 22, 2006, we filed an amended complaint against Phicom in the same Oregon district court. The amended complaint alleges, in addition to the four above-identified US patents, that Phicom is infringing U.S. Patent No. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements,” and U.S. Patent No. 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” On or about January 30, 2007, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference in or about Fall 2007, followed by a two to four week trial at a date to be set by the Court. As of the date of this Annual Report on Form 10-K, discovery has begun and the parties have exchanged written preliminary contentions regarding infringement and validity.

On or about November 19, 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan Co., Ltd. (“MJC”) charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that MJC has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, U.S. Patent No. 6,509,751, entitled “Planarizer for a Semiconductor Contactor”, U.S. Patent No. 6,624,648, entitled “Probe Card Assembly” and U.S. Patent No. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements.” On or about January 18, 2007, MJC answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether MJC is infringing those patents.

We have incurred and could in the future incur material legal expenses in connection with these legal proceedings.

One or more third parties have initiated challenges in foreign patent offices against other of our patents. For example, on or about October 6, 2004, MJC filed an invalidation proceeding with KIPO relating to our Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of our Korean Patent No. 312,872. The matter was appealed by MJC to the Korean Patent Court, which rendered a decision finding invalid all of the claims of Korean Patent No. 312,872,  We have appealed this decision to the Korean Supreme Court. MJC also filed a new proceeding in KIPO challenging the validity of our Korean Patent No. 312,872 patent. On or about April 22, 2005, an action was filed by MJC with KIPO against our Korean Patent No. 467,997. On or about November 1, 2006, KIPO dismissed MJC’s challenge and upheld all of the claims of our Korean Patent No. 467,997. By way of further example, challenges against four of our Taiwan patents, Taiwan Patent Nos. 83,716 (two challenges), 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While we believe that we do not have a material monetary damages exposure in these various invalidity proceedings, it is possible we will incur material attorneys’ fees in defending our intellectual property at issue in these challenges.

Item 4:                       Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is listed on the Nasdaq Global Market under the symbol “FORM”. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

Fiscal 2006	High	Low
First Quarter	$41.99	$23.95
Second Quarter	45.29	35.35
Third Quarter	49.71	34.31
Fourth Quarter	45.37	35.00

Fiscal 2005	High	Low
First Quarter	$27.81	$20.95
Second Quarter	29.98	20.49
Third Quarter	28.43	22.55
Fourth Quarter	28.25	19.63

The closing sales price of our common stock on the Nasdaq Global Market was $44.04 per share on February 20, 2007. As of February 20, 2007, there were 96 registered holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Equity Compensation Plans

The following table sets forth certain information, as of December 30, 2006, concerning securities authorized for issuance under all equity compensation plans of our company:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by our stockholders(1)(2)	7,118,946	$24.39	3,390,293
Equity compensation plans not approved by our stockholders	—	—	—
Total:	7,118,946	$24.39	3,390,293

(1)          Includes our 2002 Equity Incentive Plan, 2002 Employee Stock Purchase Plan, Incentive Option Plan, Management Incentive Option Plan and 1996 Stock Option Plan. We do not have any options outstanding under our 1995 Option Plan. Since the effectiveness of our 2002 Equity Incentive Plan in connection with our initial public offering, we do not grant any options under our Incentive Option Plan, Management Incentive Option Plan, 1996 Stock Option Plan and 1995 Option Plan.

(2)          Our 2002 Equity Incentive Plan and our 2002 Employee Stock Purchase Plan provide that on each January 1st, the number of shares available for issuance under such plans shall increase by an amount equal to 5% of our total outstanding shares  as of December 31st of the prior year for the Equity Incentive Plan and 1% of our total outstanding shares  as of December 31st of the prior year for the Employee Stock Purchase Plan.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on June 12, 2003, the date our common stock began to trade on the Nasdaq Global Market, through December 31, 2006, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	June 12, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
FormFactor, Inc.	100.00	141.43	193.86	174.50	266.07
S & P 500	100.00	116.61	129.30	135.65	157.08
RDG Semiconductor Composite	100.00	139.97	112.37	125.79	123.96

*                    $100 invested on 6/12/03 in stock or on 5/31/03 in index-including reinvestment of dividends.

Item 6:                       Selected Financial Data

The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Dec. 30, 2006(1)	Dec. 31, 2005(2)	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$369,213	$237,495	$177,762	$98,302	$78,684
Cost of revenues	178,235	130,102	90,785	50,541	39,882
Gross margin	190,978	107,393	86,977	47,761	38,802
Operating expenses
Research and development	46,608	28,348	20,643	16,462	15,300
Selling, general and administrative	71,540	43,744	30,221	20,701	18,336
Total operating expenses	118,148	72,092	50,864	37,163	33,636
Operating income	72,830	35,301	36,113	10,598	5,166
Interest income, net	15,183	4,282	2,450	1,003	729
Other income (expense), net	204	(1,091)	500	563	(87)
Income before income taxes	88,217	38,492	39,063	12,164	5,808
Provision (benefit) for income taxes	27,429	8,310	13,885	4,649	(3,558)
Net income	60,788	30,182	25,178	7,515	9,366
Preferred stock dividend	—	—	—	(2,340)	(5,272)
Amount allocated to participating preferred stockholders	—	—	—	(10)	(3,479)
Net income available to common stockholders	$60,788	$30,182	$25,178	$5,165	$615

Net income per share available to common stockholders:
Basic	$1.35	$0.76	$0.67	$0.25	$0.14
Diluted	$1.29	$0.73	$0.63	$0.19	$0.10
Weighted-average number of shares used in per share calculations:
Basic	45,172	39,547	37,647	21,012	4,413
Diluted	47,193	41,590	40,054	29,280	5,906
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$492,394	$211,608	$191,483	$179,270	$34,343
Working capital	520,789	232,110	205,105	190,844	40,641
Total assets	698,329	381,361	302,566	239,236	77,955
Long-term debt, less current portion	—	—	—	—	625
Redeemable convertible preferred stock and warrants	—	—	—	—	65,201
Deferred stock based compensation, net	—	(2,495)	(5,413)	(7,902)	(10,782)
Total stockholders’ equity (deficit)	617,612	317,789	265,175	215,014	(4,604)

(1)           Includes the impact of our adoption of SFAS No. 123(R) effective January 1, 2006. For additional information, refer to Note 6 (Stock-Based Compensation) to our consolidated financial statements which are included elsewhere herein.

(2)           The third quarter of fiscal 2005 was impacted by certain discrete transactions, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

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

We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry’s first memory wafer probe card capable of testing up to 32 devices in parallel. Our revenues increased from $1.1 million in fiscal 1995 to $369.2 million in fiscal 2006.

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

In fiscal 2006, we benefited from semiconductor manufacturers’ strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies. Applications such as mobile RAM and graphic RAM, the transition to 90 and sub-90 nanometer technology process nodes and Double Data Rate II, or DDR II, architecture contributed to our overall DRAM revenue growth, while new customers and new products, such as our NF150 product, fueled NOR and NAND flash growth, respectively. Logic revenues grew as a result of significant order increases from a major customer. The transition to our new manufacturing facility in Livermore, California, which we completed in 2006, enabled significant gains in factory productivity, yields and on-time deliveries. These improvements resulted in increased capacity and improved gross margins and operating margins.

The majority of our sales are directly to semiconductor manufacturers. In fiscal 2006, sales to three customers accounted for 47.3% of our revenues. Because the semiconductor industry is a relatively concentrated industry, we believe that sales to a limited number of customers will continue to account for a substantial part of our business. We generally have limited backlog and therefore we rely upon orders that are booked and shipped in the same quarter for about half of our revenues. Our backlog increased from $46.6 million at December 31, 2005 to $47.4 million at December 30, 2006. We manufacture our wafer probe cards based on order backlog and customer commitments. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. In addition to direct sales we also had sales to our distributor in prior years. Sales to our distributor were 1.6%, 23.0% and 20.0% of our revenues in fiscal 2006, 2005, and 2004, respectively. Currently, we have one distributor, Spirox Corporation, which serves Singapore, Philippines, Malaysia and China. We also have the ability to sell our products directly to customers in these regions. Prior to October 2005, we sold our products in Taiwan through Spirox. In October 2005, we transitioned to a direct sales and service model in Taiwan.

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

Fiscal Year.   Fiscal years ended December 30, 2006 and December 25, 2004 had 52 weeks each. The fiscal year ended December 31, 2005 had 53 weeks. Our fiscal year ends on the last Saturday in December.

Revenues.   We derive substantially all of our revenues from product sales of wafer probe cards. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

Cost of Revenues.   Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility, which was completed in early 2006. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions or write-offs of inventory as cost of revenues.

We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write down would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

Research and Development.   Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future. We expect these expenses to scale with revenue growth.

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

Revenues from product sales to customers are recognized upon shipment or delivery depending upon the terms of sale and reserves are provided for estimated allowances.

In multiple element arrangements, we follow the guidance in EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting based on verifiable objective evidence of fair value using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

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

As described above, we have to make estimates and judgments with regard to revenue recognition and changes in these estimates and judgments could impact our revenues and results of operations.

Warranty Accrual.   We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability would be required.

From time to time, we may be subject to additional costs related to warranty claims from our customers. This additional warranty would be recorded in the determination of net income in the period in which the additional cost was identified.

Inventory Valuation.   We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or market. We record adjustments to our inventory valuation for estimated obsolescence or non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Inventory write downs once established are not reversed until the related inventory has been scrapped or sold.

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

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of income and the period over which our deferred tax assets would be recoverable. While management has considered taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period.

In fiscal 2006 and fiscal 2005, given our increasing levels of profitability, we concluded that it is more likely than not that we will be able to realize all of our domestic deferred tax assets. For the deferred tax asset resulting from foreign net operating losses we have concluded that it is more likely than not that this asset will not be utilized and therefore, we have recorded a full valuation allowance for those deferred tax assets.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between our tax provision and tax return may occur and such adjustments are recorded when identified.

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

Stock-Based Compensation.   Effective January 1, 2006, we implemented SFAS 123 (R) with regard to equity based compensation. As such, we began accounting for stock options and shares issued under our employee stock purchase plan (“ESPP”) under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares are estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the additional paid-in capital pool (“APIC pool”) to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

We have elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123 (R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).

Results of Operations

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Revenues	100.0%	100.0%	100.0%
Cost of revenues	48.3	54.8	51.1
Gross margin	51.7	45.2	48.9
Operating expenses:
Research and development	12.6	11.9	11.7
Selling, general and administrative	19.4	18.4	16.9
Total operating expenses	32.0	30.3	28.6
Operating income	19.7	14.9	20.3
Interest income, net	4.1	1.8	1.4
Other income (expense), net	0.1	(0.5)	0.3
Income before income taxes	23.9	16.2	22.0
Provision for income taxes	7.4	3.5	7.8
Net income	16.5%	12.7%	14.2%

Fiscal Years Ended December 30, 2006 and December 31, 2005

Revenues

	Fiscal 2006	Fiscal 2005	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$272,153	$182,828	$89,325	48.9%
Flash	58,162	31,640	26,522	83.8
Logic	38,898	23,027	15,871	68.9
Total revenues	$369,213	$237,495	$131,718	55.5%

Revenues increased 55.5% in  fiscal 2006 compared to fiscal 2005. The increase was mainly driven by increased sales volume due to a variety of factors, including the increased demand for mobile and consumer applications, increased design activity and bit growth, the transition to advanced technology nodes such as 90 nanometer and below, and the ongoing build-out of 300mm factories.

The majority of our revenues for fiscal 2006 was generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the conversion to DDR II and the ongoing build-out of 300mm factories. Approximately 80% of our DRAM revenues in fiscal 2006 was derived from 90 nanometer and below technology products compared to 61% in fiscal 2005. We expect transitions to advanced technology nodes, 80 nanometer and 70 nanometer, to continue to drive revenue growth.

Revenues generated from sales to flash memory device manufacturers increased for both our NAND and NOR flash wafer probe cards. Consumer applications which utilize multi-chip packages were a major driver for both categories of flash devices.

Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products from existing and new customers. The majority of our logic revenues in fiscal 2006 was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

	Fiscal	% of	Fiscal	% of
	2006	Revenues	2005	Revenues
	(In thousands)
North America	$109,037	29.5%	$81,214	34.2%
Europe	25,965	7.0	22,746	9.6
Japan	110,767	30.0	62,181	26.2
Asia Pacific	123,444	33.5	71,354	30.0
Total revenues	$369,213	100.0%	$237,495	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in the percentage of revenues in  Japan was primarily due to increased sales to a manufacturer of DRAM devices. The increase in percentage of revenues in Asia Pacific was primarily due to growth in our business with Taiwan and Korean customers. The increase in revenues in Europe was primarily due to increased sales to a manufacturer of DRAM devices in this region.

Gross Margin

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	(In thousands)
Gross margin	$190,978	51.7%	$107,393	45.2%

The increase in gross margin in fiscal 2006 compared with fiscal 2005 was primarily due to factory productivity, yield improvements and product mix enabling revenue growth, which in turn improved gross margin percentage. The productivity gains and yield improvements were facilitated by the successful completion of the transition to our new factory early in fiscal 2006. While excess custom probe card inventories increased inventory write-downs to $12.4 million in fiscal 2006, compared to $10.9 million in fiscal 2005, they decreased as a percentage of revenues to 3.4% in fiscal 2006 from 4.6% in fiscal 2005. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for fiscal 2006 includes additional stock based compensation expense of $3.9 million, or 1.1% of revenue, due to the adoption of FAS 123(R) in the first quarter of fiscal 2006. Fiscal 2005 was impacted by factory start up costs of $12.2 million, or 5.1% of revenues.

Research and Development

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	(In thousands)
Research and development	$46,608	12.6%	$28,348	11.9%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $8.0 million in personnel-related costs resulting from increased headcount, an increase of approximately $5.8 million in development related costs and an increase of $4.5 million in stock-based compensation expense due to the adoption of SFAS No. 123 (R) in the first quarter of fiscal 2006. We plan to continue to invest in the development of our next generation Harmony architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	(In thousands)
Selling, general and administrative	$71,540	19.4%	$43,744	18.4%

The increase in selling, general and administrative expenses in absolute dollars was mainly due to an increase of approximately $14.4 million in personnel-related expenses resulting from increased headcount and an increase of $9.6 million in stock-based compensation expense due to the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
Interest income	$15,183	4.1%	$4,282	1.8%
Other income (expense), net	204	0.1%	(1,091)	(0.5)%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout fiscal 2006 compared to fiscal 2005 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $494.6 million at December 30, 2006 compared to $213.9 million at December 31, 2005. We completed an equity follow-on offering in March 2006, which resulted in net proceeds of $182.0 million. Other income for fiscal 2006 was mainly comprised of foreign currency gains and other expense for fiscal 2005 was mainly comprised of foreign currency losses, primarily related to Japanese Yen.

Provision for Income Taxes

	Fiscal 2006	Annual Effective Tax Rate	Fiscal 2005	Annual Effective Tax Rate
	(In thousands)
Provision for income taxes	$27,429	31.1%	$8,310	21.6%

Our annual effective tax rate for fiscal 2006 and 2005 was 31.1% and 21.6%, respectively. The increase in the tax rate between fiscal 2006 and fiscal 2005 was primarily due to non-deductible stock based compensation expense resulting from the adoption of SFAS No. 123 (R) in 2006, as well as a $3.0 million benefit recorded in the third quarter of fiscal 2005 related to a research and development tax credit study. In addition, our tax provisions for both 2006 and 2005 benefited from the expiration of the statute of limitations for certain previously provided tax reserves.

Fiscal Years Ended December 31, 2005 and December 25, 2004

Revenues

	Fiscal 2005	Fiscal 2004	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$182,828	$124,329	$58,499	47.1%
Flash	31,640	38,953	(7,313)	(18.8)
Logic	23,027	14,480	8,547	59.0
Total revenues	$237,495	$177,762	$59,733	33.6%

Revenues increased 34% in fiscal 2005 compared to fiscal 2004. Markets for our customers grew robustly, as the convergence of new applications for advanced chips, combined with technology and production capability, is increasing bit demand for our customers’ products. As a result, the advanced wafer probe card market grew rapidly in 2005, as new market forces and our enabling technologies accelerated demand. Continuing strength in mobile and consumer applications like mobile RAM, the transition to 90 nanometer technologies and below, as well as the transition to DDR II architecture contributed to the overall growth in revenues.

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

Revenue by Geographic Region

	Fiscal	% of	Fiscal	% of
	2005	Revenues	2004	Revenues
	(In thousands)
North America	$81,214	34.2%	$63,624	35.8%
Europe	22,746	9.6%	23,721	13.3
Japan	62,181	26.2%	45,384	25.5
Asia Pacific	71,354	30.0%	45,033	25.4
Total revenues	$237,495	100.0%	$177,762	100.0%

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

Research and Development

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
Research and development	$28,348	11.9%	$20,643	11.7%

The increase in research and development expenses in absolute dollars was mainly due to an increase of approximately $3.5 million in personnel-related costs and an increase of approximately $4.3 million in development related costs. Through fiscal 2005, we continued the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
Selling, general and administrative	$43,744	18.4%	$30,221	16.9%

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

The increase in interest income is due to larger cash, cash equivalents and marketable securities balance throughout fiscal 2005 relative to fiscal 2004 and higher interest rates, resulting in higher interest income earned. Other expense for fiscal 2005 was mainly comprised of foreign currency losses, primarily related to Japanese Yen. Other income for fiscal 2004 includes a realized gain relating to a cash refund of consumption tax paid in Japan of approximately $1.0 million.

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

Liquidity and Capital Resources

As of December 30, 2006, we had $492.4 million in cash, cash equivalents and marketable securities compared to $211.6 million as of December 31, 2005.

Net cash provided by operating activities was $105.4 million for fiscal 2006 compared to $37.7 million for fiscal 2005 and $35.6 million for fiscal 2004. The increase in net cash provided by operations in fiscal 2006 compared to fiscal 2005 and 2004 resulted primarily from an increase in net income in fiscal 2006, the impact of non-cash items that were recorded on the statements of income, including depreciation and amortization expense and stock-based compensation and the related tax impact, and working capital improvements.

Accounts receivable increased by $10.6 million from fiscal 2005 to fiscal 2006 due to an increase in revenues. Accounts receivable increased by $19.0 million from fiscal 2004 to fiscal 2005 due to an increase in worldwide revenues. Our days sales outstanding from receivables, or DSO, decreased from 41 days at December 30, 2005 to 37 days at December 30, 2006 due to improved collection efforts. DSO at December 25, 2004 was 44 days.

Inventories were $24.8 million, $18.4 million, and $11.2 million as of December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The increase in inventories is the result of increased volume in business and strong demand for our products. Net inventory turns were 8.3, 8.8 and 9.3 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Accrued liabilities increased by $10.9 million at December 30, 2006 compared to December 31, 2005. The increase was due primarily to an increase in accrued compensation related expenses of $8.4 million. Accrued liabilities increased by $3.6 million at December 31, 2005 compared to December 25, 2004 due primarily to an increase of approximately $3.5 million in accrued compensation and benefits.

Net cash used by investing activities was $67.3 million for fiscal 2006 compared to $54.0 million for fiscal 2005 and $28.2 million for fiscal 2004. Net cash used by investing activities resulted primarily from the net purchase of marketable securities and capital expenditures in each of these periods. Capital expenditures were $38.1 million for fiscal 2006, $28.3 million for fiscal 2005, and $37.7 million for fiscal 2004. In fiscal 2006, fiscal 2005 and fiscal 2004 we invested in the capacity expansion of manufacturing facilities and service centers as well as leasehold improvements to our new headquarters.

Net cash provided by financing activities was $214.9 million for fiscal 2006 compared with $12.4 million for fiscal 2005 and $14.5 million for fiscal 2004. Net cash provided by financing activities for fiscal 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering completed in March 2006 as well as proceeds of $16.0 million received from the exercise of employee stock options and $4.5 million received from ESPP purchases. Tax benefits related to the exercise of stock options for fiscal 2006 were $12.5 million. Net cash provided by financing activities for fiscal 2005 and fiscal 2004 was mainly due to proceeds received from the exercise of employee stock options. Upon the adoption of SFAS 123(R) commencing in 2006 excess tax benefits from stock options is classified as a financing activity where as in 2004 and 2005 it was classified as an operating activity.

In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space within our current headquarters and manufacturing campus. The total rent obligation over the term of the lease is $1.0 million and is accounted for as an operating lease. In August 2006 the Company signed an amendment to the existing lease for the remaining 37,439 square feet of the building leased in October 2004 at our current headquarters. The term of the lease was extended to 15-years. The total rent obligation over the amended term of the lease is $8.5 million and is accounted for as an operating lease. The Company also signed a five-year lease for an additional 39,478 square feet of office space at our corporate headquarters in September 2006. The total rent obligation over the term of the lease is $2.4 million and is accounted for as an operating lease.

The following table describes our commitments to settle contractual obligations in cash as of December 30, 2006.

	Payments Due In
	2007	2008-2009	2010-2011	After 2011	Total
	(In thousands)
Operating leases	$3,963	$8,488	$7,697	$8,644	$28,792
Inventory purchase obligations	4,509	—	—	—	4,509
Other purchase obligations	6,946	—	—	—	6,946
Total	$15,418	$8,488	$7,697	$8,644	$40,247

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, and the costs to ensure access to adequate manufacturing capacity, including our plans to expand our capacity in Singapore. Accordingly, we may seek additional capital through the issuance of equity or debt securities. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 30, 2006, we are not involved in any unconsolidated SPE transactions.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN

48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 at the beginning of fiscal 2007. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

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

Item 7A:               Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk.   Our revenues, except in Japan, and our expenses, except those expenses related to our operations in Germany, United Kingdom, Japan, Taiwan and Korea, are denominated in U.S. Dollars. Revenues and accounts receivable from the majority of our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated receivables and backlog. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized.

As of December 30, 2006, we had one outstanding foreign currency exchange forward contract to sell 3,070,000,000 Japanese Yen for $25,839,576 with a contract rate of 118.81 Japanese Yen per U.S. Dollar. The fair value on this foreign currency forward exchange contract as of December 30, 2006 would have changed by $2,583,958 if the foreign currency exchange rate for the Japanese Yen to the U.S. Dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk.   The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit (see Note 3 of the Notes to Consolidated Financial Statements). The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of December 30, 2006, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

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

	Dec. 30,	Sept. 30,	July 1,	Apr. 1,	Dec. 31,	Sept. 24,	June 25,	Mar. 26,
	2006(1)	2006	2006	2006(2)	2005	2005(3)	2005	2005
	(in thousands, except per share data)
Revenues	$98,693	$96,757	$92,433	$81,330	$71,819	$62,374	$52,337	$50,965
Cost of revenues	47,536	46,492	43,707	40,500	36,618	34,088	30,561	28,835
Gross Margin	51,157	50,265	48,726	40,830	35,201	28,286	21,776	22,130
Operating Expenses:
Research and development	13,211	11,994	11,627	9,776	8,887	7,881	5,701	5,879
Selling, general and administrative	18,506	19,321	17,965	15,748	12,461	11,871	9,817	9,595
Total operating expenses	31,717	31,315	29,592	25,524	21,348	19,752	15,518	15,474
Operating income	19,440	18,950	19,134	15,306	13,853	8,534	6,258	6,656
Interest income	4,986	4,485	3,889	1,822	1,370	1,116	980	816
Other income (expense), net	159	59	327	(341)	(437)	(630)	(112)	87
Income before income taxes	24,585	23,494	23,350	16,787	14,786	9,020	7,126	7,559
Provision (benefit) for income taxes	5,665	7,675	8,069	6,019	4,306	(758)	2,114	2,648
Net income	$18,920	$15,819	$15,281	$10,768	$10,480	$9,778	$5,012	$4,911
Net income per share:
Basic	$0.40	$0.34	$0.32	$0.26	$0.26	$0.25	$0.13	$0.13
Diluted	$0.39	$0.33	$0.32	$0.25	$0.25	$0.23	$0.12	$0.12
Weighted-average number of shares used in per share calculations:
Basic	46,813	46,417	45,920	41,593	40,118	39,733	39,274	39,018
Diluted	48,701	48,494	48,165	43,473	41,859	41,762	41,497	41,197

(1)             The fourth quarter of fiscal 2006 provision for income taxes was impacted due to the recording of $2.9 million in net tax benefit related to the retroactive re-instatement of the Federal R&D tax credit.

(2)             Implemented SFAS No. 123(R) effective January 1, 2006. For additional information, refer to Note 6 (Stock-Based Compensation) to our consolidated financial statements which are included elsewhere herein.

(3)             The third quarter of fiscal 2005 benefit for income taxes was impacted by certain discrete transactions, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

Item 9:                       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of December 30, 2006, of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer,  concluded that, as of December 30, 2006, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2006.

Limitation on Effectiveness of Controls

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for FormFactor. Our management with the participation of our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2006. This evaluation was based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

CEO and CFO Certifications

We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B:              Other Information

None.

PART III

Item 10:                Directors Executive Officers and Corporate Governance

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

Item 11:                Executive Compensation

Information concerning executive officer compensation and related information appears in our Proxy Statement under the section entitled “Executive Compensation and Related Information”, “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation”. Information concerning director compensation and related information appears in our Proxy Statement under the section entitled “Proposal No. 1—Election of Directors”. Such information in these portions of the Proxy Statement is incorporated herein by reference.

Item 12:                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters appears in our Proxy Statement under the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

For information regarding our equity compensation plans, see Part II, Item 5 of this Annual Report on Form 10-K under the section entitled “Equity Compensation Plans”.

Item 13:                Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions, including our related person transactions policy appears in our Proxy Statement under the section entitled “Certain Relationships and Related Transactions”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Information concerning director independence appears in our Proxy Statement under the section entitled “Proposal No. 1—Election of Directors”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

Item 14:                Principal Accounting Fees and Services

Information concerning principal accounting fees and services and the audit committee’s pre-approval policies and procedures appears in our Proxy Statement under the section entitled “Proposal No. 2—Ratification of Selection of Independent Auditor”. The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15:                Exhibits, Financial Statement Schedules

(a)		The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
	(2)	Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)		Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
10.07	2002 Equity Incentive Plan, as amended, and forms of option grant.
10.08	2002 Employee Stock Purchase Plan, as amended.
21.01	List of Registrant’s subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney (included in the signature page of this Form 10-K).
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 26th day of February 2007.

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

Signature	Title	Date
Principal Executive Officer and Director:
/s/ DR. IGOR Y. KHANDROS	Chief Executive Officer and Director	February 23, 2007
Dr. Igor Y. Khandros
Principal Financial Officer and Principal Accounting Officer:
/s/ RONALD C. FOSTER	Chief Financial Officer	February 23, 2007
Ronald C. Foster
Additional Directors:
/s/ LOTHAR MAIER	Director	February 23, 2007
Lothar Maier

/s/ HOMA BAHRAMI	Director	February 23, 2007
Homa Bahrami
/s/ THOMAS J. CAMPBELL	Director	February 23, 2007
Thomas J. Campbell
/s/ HARVEY A. WAGNER	Director	February 23, 2007
Harvey A. Wagner
/s/ G. CARL EVERETT, JR.	Director	February 23, 2007
G. CARL EVERETT, JR.
/s/ JAMES A. PRESTRIDGE	Director	February 23, 2007
James A. Prestridge

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc.:

We have completed integrated audits of FormFactor, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 to the consolidated financial statements the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Managements Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 22, 2007

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 31, 2005
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$284,131	$31,217
Marketable securities	208,263	180,391
Accounts receivable, net of allowance for doubtful accounts of $74 as of December 30, 2006 and December 31, 2005	54,571	43,967
Inventories	24,778	18,404
Deferred tax assets	12,500	11,396
Prepaid expenses and other current assets	12,138	7,169
Total current assets	596,381	292,544
Restricted cash	2,250	2,250
Property and equipment, net	94,064	81,588
Deferred tax assets	4,689	4,518
Other assets	945	461
Total assets	$698,329	$381,361
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,273	$26,369
Accrued liabilities	28,334	20,467
Income tax payable	8,264	9,697
Deferred revenue and customer advances	7,273	3,588
Deferred rent	448	313
Total current liabilities	75,592	60,434
Deferred rent and other liabilities	5,125	3,138
Total liabilities	80,717	63,572
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 46,861,334 and 40,236,686 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	47	40
Additional paid-in capital	504,709	268,291
Deferred stock-based compensation	—	(2,495)
Accumulated other comprehensive loss	(244)	(359)
Retained earnings	113,100	52,312
Total stockholders’ equity:	617,612	317,789
Total liabilities and stockholders’ equity	$698,329	$381,361

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	(In thousands, except per share data)
Revenues	$369,213	$237,495	$177,762
Cost of revenues	178,235	130,102	90,785
Gross margin	190,978	107,393	86,977
Operating expenses:
Research and development	46,608	28,348	20,643
Selling, general and administrative	71,540	43,744	30,221
Total operating expenses	118,148	72,092	50,864
Operating income	72,830	35,301	36,113
Interest income	15,183	4,282	2,450
Other income (expense), net	204	(1,091)	500
Income before income taxes	88,217	38,492	39,063
Provision for income taxes	27,429	8,310	13,885
Net income	$60,788	$30,182	$25,178
Net income per share:
Basic	$1.35	$0.76	$0.67
Diluted	$1.29	$0.73	$0.63
Weighted-average number of shares used in per share calculations:
Basic	45,172	39,547	37,647
Diluted	47,193	41,590	40,054

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Notes Receivable from	Deferred Stock-based	Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Capital	Stockholders	Compensation	Loss	(Deficit)	Total
	(In thousands, except share and per share data)
Balances, December 27, 2003	36,808,906	$37	$226,592	$(661)	$(7,902)	$(4)	$(3,048)	$215,014
Repayment of notes receivable from stockholders	—	—	—	661	—	—	—	661
Issuance of common stock pursuant to exercise of options for cash	1,789,495	2	10,392	—	—	—	—	10,394
Issuance of common stock under the Employee Stock Purchase Plan	287,236	—	3,439	—	—	—	—	3,439
Tax benefit from exercise of common stock options	—	—	8,556	—	—	—	—	8,556
Deferred stock-based compensation, net of cancellations	—	—	170	—	(170)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	2,659	—	—	2,659
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(496)	—	(496)
Translation adjustments	—	—	—	—	—	(230)	—	(230)
Net income	—	—	—	—	—	—	25,178	25,178
Comprehensive income								24,452
Balances, December 25, 2004	38,885,637	39	249,149	—	(5,413)	(730)	22,130	265,175
Issuance of common stock pursuant to exercise of options for cash	1,042,373	1	8,707	—	—	—	—	8,708
Issuance of common stock under the Employee Stock Purchase Plan	285,926	—	3,683	—	—	—	—	3,683
Tax benefit from exercise of common stock options	—	—	6,089	—	—	—	—	6,089
Conversion of warrants to common stock	22,750	—	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	663	—	(663)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,581	—	—	3,581
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	113	—	113
Translation adjustments	—	—	—	—	—	258	—	258
Net income	—	—	—	—	—	—	30,182	30,182
Comprehensive income								30,553
Balances, December 31, 2005	40,236,686	40	268,291	—	(2,495)	(359)	52,312	317,789
Issuance of common stock in connection with follow-on public offering, net of issuance costs	5,000,000	5	181,860	—	—	—	—	181,865
Issuance of common stock pursuant to exercise of options for cash	1,396,751	2	15,983	—	—	—	—	15,985
Issuance of common stock pursuant to vesting of restricted stock units	18,108	—	60	—	—	—	—	60
Issuance of common stock under the Employee Stock Purchase Plan	209,789	—	4,489	—	—	—	—	4,489
Tax benefit from exercise of common stock options	—	—	14,487	—	—	—	—	14,487
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	—	—	(2,495)	—	2,495	—	—	—
Stock-based compensation	—	—	22,034	—	—	—	—	22,034
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	53	—	53
Translation adjustments	—	—	—	—	—	62	—	62
Net income	—	—	—	—	—	—	60,788	60,788
Comprehensive income								60,903
Balances, December 30, 2006	46,861,334	$47	$504,709	$—	$—	$(244)	$113,100	$617,612

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	(In thousands)
Cash flows from operating activities:
Net income	$60,788	$30,182	$25,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,093	16,513	6,987
Stock-based compensation expense	21,238	3,581	2,659
Deferred income taxes	(3,608)	(7,702)	(4,130)
Tax benefits from employee stock option plans	—	6,089	8,556
Excess tax benefits from equity based compensation plans	(12,515)	—	—
Provision for (reduction in) doubtful accounts receivable	—	33	(61)
Provision for excess and obsolete inventories	12,439	10,858	4,462
Loss on disposal of property and equipment	377	80	—
Changes in assets and liabilities:
Accounts receivable	(10,596)	(18,966)	(5,294)
Inventories	(18,018)	(18,030)	(7,668)
Prepaids and other current assets	(5,891)	(2,620)	(1,905)
Other assets	(570)	—	(40)
Accounts payable	7,649	2,318	804
Accrued liabilities	10,917	3,576	5,255
Income tax payable	15,337	10,094	(809)
Deferred rent	2,048	1,120	114
Deferred revenues	3,685	623	1,527
Net cash provided by operating activities	105,373	37,749	35,635
Cash flows from investing activities:
Acquisition of property and equipment	(38,136)	(28,318)	(37,727)
Purchase of marketable securities	(278,612)	(223,928)	(138,693)
Proceeds from maturities and sales of marketable securities	249,416	198,687	147,966
Restricted cash	—	—	300
Acquisition of intangible research and development asset	—	(400)	—
Net cash used in investing activities	(67,332)	(53,959)	(28,154)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	202,399	12,391	13,833
Excess tax benefits from equity based compensation plans	12,515	—	—
Repayment of notes receivable from stockholders	—	—	661
Net cash provided by financing activities	214,914	12,391	14,494
Effect of exchange rate changes on cash and cash equivalents	(41)	200	6
Net increase (decrease) in cash and cash equivalents	252,914	(3,619)	21,981
Cash and cash equivalents, beginning of year	31,217	34,836	12,855
Cash and cash equivalents, end of year	$284,131	$31,217	$34,836
Non-cash financing activities:
Deferred stock-based compensation	$—	$663	$170
Purchases of property and equipment through accounts payable and accruals	$3,823	$8,620	$6,157
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$17,630	$(70)	$10,271

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1—Formation and Business of the Company:

FormFactor, Inc. (the “Company”) was incorporated on April 15, 1993 to design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has offices in California, Japan, Germany, Taiwan, Italy and South Korea.

Fiscal Year

Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 30, 2006 and December 25, 2004, respectively, consisted of 52 weeks. The fiscal year ended December 31, 2005 consisted of 53 weeks.

Reclassifications

Certain prior period balances have been reclassified to conform to the current financial statement presentation. These consist of the reclassification of stock-based compensation into its respective natural income statement lines. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

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

Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the Company’s wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company’s international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss.

Use of Estimates

In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company’s financial statements include fair value of revenue elements, allowance for doubtful accounts receivable, reserves for product warranty,

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

reserves for obsolete and slow moving inventory, provision for income taxes and accruals for other liabilities. Actual results could differ from those estimates.

Foreign Exchange Management

The Company transacts business in various foreign currencies, primarily the Japanese Yen. The Company enters into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, “Accounting for Derivatives Instruments and Hedging Activities”, as amended by FASB Statement No. 149, “Amendment of Statement 133 on Instruments and Hedging Activities”. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures and backlog are recognized as other income (expense), net in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

Realized foreign currency losses for fiscal 2006, fiscal 2005 and fiscal 2004 were approximately $524,000, $584,000 and $411,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and various deposit accounts.

Marketable Securities

The Company has classified its marketable securities as “available-for-sale”. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive loss until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

Restricted Cash

Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. As of December 30, 2006 and December 31, 2005, restricted cash includes $2,250,000 of letters of credit secured by a certificate of deposit.

Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Adjustments for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of the Company’s inventory less the related inventory write-down represents the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company’s wafer probe cards. These factors make inventory valuation adjustments part of the normally recurring cost of revenue. Aggregate inventory valuation provisions that increased our inventory reserves were $12,439,000, $10,858,000, and $4,462,000 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The Company retains a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty demand.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the estimated useful lives of the assets, generally one to twenty years. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is less. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the balance sheet and the resulting gain or loss is reflected in operations.

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

Concentration of Credit Risk and Other Risks and Uncertainties

The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States of America and in countries where subsidiaries operate. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Carrying amounts of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal 2006, three customers accounted for 12%, 13%, and 23% of revenues. In fiscal 2005, four customers accounted for approximately 12%, 15%, 23% and 23% of revenues. In fiscal 2004, four customers accounted for approximately 12%, 15%, 19% and  20% of revenues. At December 30, 2006 four customers accounted for approximately 10%, 11%, 13% and 13% of accounts receivable. At December 31, 2005, three customers accounted for approximately 12%, 13% and 33% of accounts receivable. The Company applied a threshold of 10% to disclose such customers.

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

In multiple element arrangements, the Company determines whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting based on verifiable objective evidence of fair value using the residual method. The Company recognizes revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Warranty Accrual

The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability for the year ending December 30, 2006 and December 31, 2005 follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005
Warranty accrual beginning balance	$511	$560
Reserve for warranties issued during the year	1,050	893
Settlements made during the year	(783)	(942)
Warranty accrual ending balance (included in accrued liabilities)	$778	$511

Research and Development

Research and development costs are expensed as incurred and consist primarily of personnel costs, development materials and other related costs.

Advertising Costs

Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal years 2006, 2005 and 2004 were approximately $361,000, $190,000 and $169,000, respectively.

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

The Company has no income tax audits pending by a taxing authority in any jurisdiction as of December 30, 2006. The Company establishes reserves for tax related to uncertain positions in the application of tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether additional tax payments are probable. The Company regularly assesses the adequacy of the reserves in light of changing facts and circumstances, such as the expiration of the statutes of limitation. If the Company ultimately determines that payments of these amounts are unnecessary, the Company reverses the liability and recognizes a tax benefit during the period in which the Company determines that the liability is no longer necessary. The Company records an additional charge in its provision for income taxes in the period in which it determines that the recorded tax liability is less than the Company expects the ultimate assessment will be. The Company believes that adequate reserves have been provided to cover any potential additional tax assessment, as well as the related interest.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Segments

The Company operates in one segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards, using one measurement of profitability to manage its business.

Stock-based Compensation

Effective January 1, 2006, the Company implemented SFAS 123 (R) with regard to equity based compensation. As such, the Company began accounting for stock options and shares issued under its employee stock purchase plan (“ESPP”) under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the additional paid-in capital pool (“APIC pool”) to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and made pro forma footnote disclosures as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amended SFAS 123, “Accounting for Stock-Based Compensation.” Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of the Company’s common stock at the date of grant.

The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123 (R)- 3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R). See Note 6—Stock-Based Compensation.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Basic net income per share
Numerator:
Net income	$60,788	$30,182	$25,178
Denominator:
Weighted-average common stock outstanding	45,172	39,557	37,762
Less: Weighted-average shares subject to repurchase	—	(10)	(115)
Weighted-average shares used in computing basic net income per share	45,172	39,547	37,647
Diluted net income per share
Numerator:
Net income	$60,788	$30,182	$25,178
Denominator:
Weighted-average shares used in computing basic net income per share	45,172	39,547	37,647
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	2,021	2,043	2,407
Weighted-average shares used in computing diluted net income per share	47,193	41,590	40,054

The following outstanding options and restricted stock awards were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 30, 2006	December 31, 2005	December 25, 2004
Options to purchase common stock	1,214	863	708
Restricted stock	—	10	—

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Components of accumulated comprehensive loss were as follows:

	December 30, 2006	December 31, 2005
Unrealized loss on marketable securities, net of tax	$(282)	$(335)
Cumulative translation adjustments	38	(24)
Accumulated other comprehensive loss	$(244)	$(359)

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 at the beginning of fiscal 2007. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

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

Note 3—Balance Sheet Components:

Marketable Securities

Marketable securities at December 30, 2006 consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
US Treasury and agency securities	$25,799	$1	$(21)	$25,779
Obligations of states and political subdivisions	181,346	43	(305)	181,084
Corporate securities	1,400	—	—	1,400
Total	$208,545	$44	$(326)	$208,263

The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 30, 2006 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury and agency securities	$20,778	$(21)	$—	$—	$20,778	$(21)
Obligations of states and political subdivisions	62,109	(88)	35,823	(217)	97,932	(305)
Total	$82,887	$(109)	$35,823	$(217)	$118,710	$(326)

The above unrealized losses on the Company’s investments during 2006 were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value, which may be maturity.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

Marketable securities at December 31, 2005 consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Municipal bonds	$158,788	$27	$(284)	$158,531
U.S. government agencies	22,000	—	(140)	21,860
Total	$180,788	$27	$(424)	$180,391

The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 31, 2005 (in thousands):

	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Municipal bonds	$58,629	$(225)	$20,530	$(59)	$79,159	$(284)
U.S. government agencies	—	—	21,860	(140)	21,860	(140)
Total	$58,629	$(225)	$42,390	$(199)	$101,019	$(424)

Contractual maturities of marketable securities as of December 30, 2006 were as follows (in thousands):

	Cost	Market Value
Due in one year or less	$38,556	$38,527
Due after one year or to five years	73,055	72,887
Due after five years to 10 years	20,701	20,655
Due after 10 years	76,233	76,194
	$208,545	$208,263

For fiscal 2006 and fiscal 2005 realized gains and realized losses on sales or maturities of marketable securities were immaterial.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consisted of trade accounts receivable at December 30, 2006 and December 31, 2005. Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company estimates allowances for doubtful accounts based primarily on analysis of historical trends and experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The Company does not have any off-balance-sheet credit exposure related to its customers.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

Asset Retirement Obligation

The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company’s asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, Sungnam, Kyungki-Do, Korea,Yokohama, Japan and Omori Bellport, Japan to original condition upon lease termination. The Company estimated that as of December 30, 2006, gross expected future cash flows of approximately $1,075,000 would be required to fulfill these obligations.

The Company has recorded an asset retirement obligation of approximately $786,000 and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. This amount is subject to foreign exchange rate fluctuations and has been translated using the exchange rate at December 30, 2006. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease. During the years ended December 30, 2006 and December 31, 2005, approximately $284,000 and $3,000 of the leasehold improvements were amortized to expense.

Following is a reconciliation of the aggregate retirement liability associated with the Company’s commitment to return property to original condition upon lease termination included in non-current deferred rent and other liabilities (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005
Asset retirement obligation beginning balance	$144	$—
Initial amount recorded for asset retirement obligation	767	144
Liabilities settled	(70)	—
Decrease based on revised estimates of asset retirement obligation	(55)	—
Accretion expense	44	—
Asset retirement obligation ending balance	$830	$144

Inventories

Inventories, net of reserves, consisted of the following (in thousands):

	December 30, 2006	December 31, 2005
Raw materials	$11,975	$7,686
Work-in-progress	10,465	9,971
Finished goods	2,338	747
	$24,778	$18,404

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	December 30, 2006	December 31, 2005
Buildings	20	$1,161	$—
Machinery and equipment	5	77,753	57,447
Computer equipment and software	3 to 5	15,966	11,849
Furniture and fixtures	5	4,601	3,932
Leasehold improvements	1 to 7	44,371	40,553
		143,852	113,781
Less: Accumulated depreciation and amortization		(62,877)	(43,564)
		80,975	70,217
Land		300	—
Construction-in-progress		12,789	11,371
		$94,064	$81,588

Depreciation and amortization of property and equipment for the years ended December 30, 2006,  December 31, 2005, and December 25, 2004 was approximately $20,517,000, $14,874,000, and  $6,987,000, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 30, 2006	December 31, 2005
Accrued compensation and benefits	$22,086	$13,685
Accrued commissions	958	457
Accrued warranty	778	511
Other accrued expenses	4,512	5,814
	$28,334	$20,467

Note 4—Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable and backlog. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of December 30, 2006, the Company had one outstanding foreign exchange forward contract to sell 3,070,000,000 Japanese Yen for $25,838,576 with a contract rate of 118.81 Japanese Yen per U.S. Dollar.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies:

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the  applicable environmental laws and regulations, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. In fiscal 2005, the Company received two notices of violation from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, the Company promptly took appropriate steps to address all of the violations noted, believes that all such violations were addressed, paid the applicable fines ranging from $150 to $7,750 and confirmed such corrective steps. Notwithstanding our corrective actions, certain of the notices of violation remain unresolved and the Company may be subject to penalties based thereupon. In 2006 the Company received certain notices from the City of Livermore regarding its waste water discharge and its overall water usage. The Company is working with the City regarding these notices and has implemented certain corrective steps. No provision has been made for loss from environmental remediation liabilities associated with the Livermore sites because the Company believes that it is not probable that a material liability has been incurred as of December 30, 2006.

While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply, in the future, the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company or others’ sites or the imposition of new cleanup requirements could adversely impact the Company’s operations, which would have a negative effect on its operating results and cash flows.

Leases and Purchase Obligations

In October 2004, we signed a ten-year lease for an additional 12,000 square feet of research and development space within our current headquarters and manufacturing campus. The total rent obligation over the term of the lease is $1.0 million and is accounted for as an operating lease. In August 2006 the Company signed an amendment to the existing lease for the remaining 37,439 square feet of the building leased in October 2004. The term of the lease was extended to 15-years. The total rent obligation over the amended term of the lease is $8.5 million and is accounted for as an operating lease. The Company also signed a five-year lease for an additional 39,478 square feet of office space in September 2006. The total rent obligation over the term of the lease is $2.4 million and is accounted for as an operating lease.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

The following table describes our commitments to settle contractual obligations in cash as of December 30, 2006:

	Payments Due In
	2007	2008	2009	2010	2011	After 2011	Total
	(In thousands)
Operating leases	$3,963	$4,225	$4,263	$4,141	$3,556	$8,644	$28,792
Inventory and related purchase obligations	4,509	—	—	—	—	—	4,509
Other purchase obligations	6,946	—	—	—	—	—	6,946
Total	$15,418	$4,225	$4,263	$4,141	$3,556	$8,644	$40,247

Rent expense for the years ended December 30, 2006, December 31, 2005, and December 25, 2004 was approximately $4,209,000, $3,471,000, and $3,505,000, respectively.

Inventory and related purchase obligations represent purchase commitments for silicon wafers and other materials. Other purchase obligations represent commitments related to the construction of leasehold improvements for the Company’s additional office space within its current headquarters.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of December 30, 2006.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company was not involved in any material legal proceedings, other than patent litigation as summarized below. In the future, the Company may become parties to additional legal proceedings which requires the Company to spend significant resources including proceedings designed to protect its intellectual property rights.

The Company is currently involved in certain patent-related litigation as part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. These litigations include two actions the Company filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

corporation, alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”, 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”; as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of the Company’s  Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.”  These actions are all pending, except that the Seoul Central District Court has denied the Company’s request for the issuance of preliminary injunctive relief in the Company’s 2006 injunction action.

In response to the Company’s infringement actions Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court. The Korean Patent Court has issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342, 399,210, and 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company has appealed the Patent Court invalidity rulings to the Korea Supreme Court and Phicom has appealed the Patent Court ruling upholding Korean Patent No. 252,457 patent to the Korea Supreme Court.

The Company has also initiated patent infringement litigation in the United States against certain third parties. In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly”, 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, 6,624,648, entitled “Probe Card Assembly” and 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”. In 2006, the Company also filed an amended complaint in the same Oregon District Court action that adds two additional patents to the litigation against Phicom—U.S. Patent Nos. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements,” and 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” Phicom has answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing the patents-in-issue. Also in 2006 the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan Co., Ltd. charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same”, 6,509,751, entitled “Planarizer for a Semiconductor Contactor”, 6,624,648, entitled “Probe Card Assembly” and 7,073,254, entitled “Method for mounting a plurality of spring contact elements.” Micronics Japan has answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Micronics Japan is infringing those patents.

Additionally, one or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. These actions include proceedings filed in Korea against two of the Company’s Korean patents and proceedings filed in Taiwan against four of the Company’s Taiwan patents. While the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

Company believes that it does not have a material monetary damages exposure in these various proceedings, it is possible the Company will incur material attorneys’ fees in defending its intellectual property at issue in these challenges.

No provision has been made for patent-related litigation because the Company believes that it is not probable that a material liability has been incurred as of December 30, 2006.

Note 6—Stock-Based Compensation

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

The table below shows the impact of stock-based compensation on the statement of operations of charges recognized for stock-based compensation payments based on SFAS 123(R). The net impact of the adoption of SFAS 123(R) taking into account that we would have recognized certain charges for stock-based compensation payments also under APB No. 25 was a reduction in our basic earnings per share of $0.31 and dilutive earnings per share of $0.30.

Year Ended December 30, 2006
Stock-based compensation expense by type of award:
Employee stock options(1)	$18,852
Employee stock purchase plan	2,813
Restricted stock units(2)	369
Amounts capitalized as inventory	(796)
Total stock-based compensation	21,238
Tax effect on stock-based compensation	(6,154)
Effect on net income	$15,084
Effect on earnings per share:
Basic	$0.33
Diluted	$0.32

(1)          Stock-based compensation expense of $1,103,000 for fiscal 2006 related primarily to pre-initial public offering “cheap stock” would have been recorded under the provisions of APB No. 25.

(2)          Stock-based compensation expense of $369,000 for fiscal 2006 related to restricted stock units would have been recorded under the provisions of APB No. 25.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

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

Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the fiscal years ended December 31, 2005 and December 25, 2004 if the fair value recognition provisions of SFAS No. 123 had been applied to options granted under the Company’s equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Years Ended
	December 31, 2005	December 25, 2004
	(In thousands, except per share amounts)
Net income, as reported	$30,182	$25,178
Add: Stock-based compensation expense included in reported net income, net of tax	2,923	1,889
Deduct: Total stock-based compensation expense determined under the minimum and fair-value-based method for all awards, net of tax	(11,574)	(7,468)
Pro forma net income	$21,531	$19,599
Net income per share
Basic:
As reported	$0.76	$0.67
Pro-forma	$0.54	$0.52
Diluted:
As reported	$0.73	$0.63
Pro-forma	$0.52	$0.49

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant and employee purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Years Ended
	December 31, 2005	December 25, 2004
Stock Options:
Dividend yield	—	—
Expected volatility	48.0%	48.0%
Risk-free interest rate	4.17%	3.46%
Expected life (in years)	4.5	5.0
ESPP:
Dividend yield	—	—
Expected volatility	48.0%	56.0%
Risk-free interest rate	3.23%	1.64%
Expected life (in years)	0.5	0.5

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

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

Year Ended December 30, 2006
Stock Options:
Dividend yield	—
Expected volatility	50.2%
Risk-free interest rate	4.89%
Expected life (in years)	4.8

The Company’s computation of expected volatility for fiscal 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company’s common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

expected life of an option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulleting No. 107. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

During fiscal 2006, the Company granted approximately 2,228,000 stock options with an estimated total grant-date fair value of $41.4 million. For the year ended December 30, 2006, the Company recorded stock-based compensation expense related to stock options of $21.2 million. As of December 30, 2006, the unamortized stock-based compensation balance related to stock options was $41.4 million after estimated forfeitures, which will be recognized over an estimated period of 2.1 years based on the weighted-average days to vest. Approximately $796,000 of stock-based compensation was capitalized in inventory for the year ended December 30, 2006.

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, except that effective as of the offering period commencing February 1, 2007, the Company is phasing in a change to a 12-month fixed offering period consisting of two purchase periods. During the year ended December 30, 2006, 209,789 shares were issued under the ESPP. As of December 30, 2006, the Company had $1.6 million of total unrecognized stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.6 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model. The following weighted average assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Year Ended December 30, 2006
ESPP:
Dividend yield
Expected volatility	44.2% — 61.	8%
Risk-free interest rate	3.69% — 5.1	8%
Expected life (in years)	0.49 — 2.00

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

Activity of the restricted stock units under the Company’s equity compensation plans for the year ended December 30, 2006 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2003	—	$—
Granted	38,432	26.02
Restricted stock units at December 25, 2004	38,432	26.02
Granted	17,000	23.56
Restricted stock units at December 31, 2005	55,432	25.27
Vested	(18,108)	24.87
Restricted stock units at December 30, 2006	37,324	$25.46

The total aggregate intrinsic value of restricted stock units outstanding as of December 30, 2006 is $1.4 million. Aggregate intrinsic value is calculated using the closing price of the Company’s common stock on December 30, 2006 multiplied by the number of restricted stock units outstanding at December 30, 2006.

As of December 30, 2006, the Company had $0.6 million of unrecognized stock-based compensation costs related to restricted stock unit grants, which will be recognized over the weighted average remaining contractual term of 1.0 years. As of December 30, 2006, the Company expected 37,324 restricted stock units to vest.

Note 7—Stockholders’ Equity:

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

Common Stock

Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 30, 2006.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Stockholders’ Equity: (Continued)

warrant expired on September 22, 2005 unexercised. The fair value of this warrant, estimated on the date of grant using a Black-Scholes model, of $306,220 has been capitalized as an other asset, and is being amortized against revenue using the straight-line method over the expected life of the technology of five years.

Stock Option Plans

The Company has reserved shares of common stock for issuance under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the “Plans”). Under all Plans, the Board of Directors may issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants or employees of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder’s status as an employee or consultant. At December 30, 2006 and December 31, 2005 no shares of common stock, were subject to the Company’s right of repurchase.

On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan (“2002 Plan”), which became effective upon the effective date of the initial public offering of the Company’s common stock. The 2002 Plan provides for the grant of both incentive stock options and nonqualified stock options, restricted stock and stock bonuses. The incentive stock options may be granted to the employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, officers, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. Options granted under the 2002 Plan are exercisable as determined by the Board of Directors, and for options granted on or before February 9, 2006, the options generally expire ten years from date of grant, and for options granted after February 9, 2006, the options generally expire seven years from the date of grant. The Company reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares which have been reserved but not issued under the Company’s existing Plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. With the effectiveness of the 2002 Plan, the Company will not grant any options under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Stockholders’ Equity: (Continued)

Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, December 27, 2003	2,325,700	6,685,923	$0.10-26.07	$57,466	$8.60
Additional shares reserved	1,840,502	—	—	—	—
Options granted	(1,287,325)	1,287,325	17.06-27.16	26,674	20.72
Awards granted	(38,432)	—	—	—	—
Options exercised	—	(1,789,495)	0.17-20.49	(10,394)	5.80
Options canceled	361,007	(361,007)	3.25-21.84	(4,560)	12.63
Balances, December 25, 2004	3,201,452	5,822,746	0.10-27.16	69,186	11.88
Additional shares reserved	1,944,281	—	—	—	—
Options granted	(2,476,543)	2,476,543	20.64-28.14	61,639	24.89
Awards granted	(17,000)	—	—	—	—
Options exercised	—	(1,042,373)	0.80-23.56	(8,708)	8.36
Options expired	—	(15,000)	0.10	(1)	0.10
Options canceled	653,939	(653,939)	6.00-27.24	(10,696)	15.99
Balances, December 31, 2005	3,306,129	6,587,977	0.10-28.14	111,420	16.91
Additional shares reserved	2,011,884	—	—	—	—
Options granted	(2,228,427)	2,228,427	24.75-47.63	85,862	38.53
Options exercised	—	(1,396,751)	0.80-27.98	(16,190)	11.59
Options canceled	300,707	(300,707)	5.50-44.76	(7,420)	24.68
Balances, December 30, 2006	3,390,293	7,118,946	$0.50-47.63	$173,672	$24.39

The options outstanding and vested by exercise price at December 30, 2006 are as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$0.50 - $6.50	1,268,178	4.67	$6.01	$39,617	1,136,005	$5.95	$35,553
$6.51 - $14.00	224,397	6.32	12.45	5,564	211,140	12.67	5,190
$14.01 - $19.50	936,913	6.93	18.90	17,191	416,678	18.77	7,702
$19.51 - $23.56	922,304	8.00	22.50	13,607	365,761	22.34	5,453
$23.57 - $25.08	78,343	8.44	24.53	997	30,600	24.59	388
$25.09 - $25.39	918,365	8.85	25.39	10,892	201,879	25.39	2,394
$25.40 - $30.46	730,759	8.44	26.60	7,780	238,017	26.20	2,629
$30.47 - $37.24	191,647	6.74	36.54	136	15,000	36.31	14
$37.25 - $41.18	1,655,040	6.37	39.13	—	—	—	—
$41.19 - $47.63	193,000	6.58	43.27	—	—	—	—
$0.50 - $47.63	7,118,946	6.92	$24.39	$95,784	2,615,080	$14.57	$59,323

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity: (Continued)

The number of options outstanding and vested at December 31, 2005 and December 25, 2004 was 2,310,839 and 1,893,540, respectively.

The options vested and expected to vest at December 30, 2006 are as follows:

Options Vested and Expected to Vest
Number Vested and Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
6,383,384	$23.44	6.88	$91,531

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company’s closing stock price of $37.25 on December 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 30, 2006 was 2,615,080.

The weighted average grant-date fair value of options granted during fiscal 2006 was $18.57. The intrinsic value of option exercises for fiscal 2006 was $41.3 million. Cash received from stock option exercises was $16.2 million. In connection with these exercises, the gross tax benefit realized by the Company was $14.5 million.

The Company settles employee stock option exercises with newly issued common shares.

Deferred stock-based compensation

During fiscal 2001 and fiscal 2002, and through the Company’s initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company’s common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company’s stock at the grant. This deferred stock-based compensation is amortized to expense on a straight-line basis from the date of grant through the vesting period, generally four years to five years. During the years ended December 31, 2005 and December 25, 2004, the Company has recorded deferred stock-based compensation related to these options in the amounts of none and  $170,000, net of cancellations, respectively, of which $1,715,000 and $2,659,000 had been amortized to expense during fiscal 2005 and 2004, respectively.

During fiscal 2005, the Company recognized stock-based compensation of $1,503,000 related to the acceleration of vesting of certain options and options issued to non-employees.

Restricted Stock Units

During fiscal 2004, the Company issued 38,432 shares of restricted stock to its then president as part of his initial compensation package. The closing market price of the Company’s common stock was $26.02 per share on the date of grant. The restricted stock units vest in four equal installments on January 1 of each of 2006, 2007, 2008 and 2009. The Company recorded an aggregate of $1.0 million in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $242,000,  $246,000 and $20,000 in stock-based compensation expense in fiscal 2006, 2005 and 2004, respectively, related to restricted stock.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stockholders’ Equity: (Continued)

During fiscal 2005, the Company issued 17,000 shares of restricted stock to its CEO. The closing market price of the Company’s common stock was $23.56 per share on the date of grant. The restricted stock units vest in two equal installments on April 3 of 2006 and 2008. The Company recorded an aggregate of $400,000 in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $128,000 and $117,000 in stock-based compensation expense in fiscal 2006 and 2005 related to restricted stock.

2002 Employee Stock Purchase Plan

On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan (“2002 ESPP”). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions. Each offering period is for two years and consists of four six-month purchase periods, except that effective as of the offering period commencing February 1, 2007, the Company is phasing in a change to a 12-month fixed offering period consisting of two purchase periods. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock were reserved for issuance under the 2002 ESPP and common stock shares under the plan are increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. During fiscal 2006, 209,789 shares were purchased under this program at a weighted average exercise price of $21.40. During fiscal 2005, 285,926 shares were purchased under this program at a weighted average exercise price of $12.88. During fiscal 2004, 287,236 shares were purchased under this program at a weighted average exercise price of $11.87.

Note 8—Income Taxes

The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Federal	$88,407	$39,871	$39,642
Foreign	(190)	(1,379)	(579)
	$88,217	$38,492	$39,063

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Income Taxes (Continued)

The components of the provision for income taxes are as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
Current provision:
Federal.	$27,688	$14,089	$15,876
State	2,402	1,469	1,887
Foreign	947	454	252
	31,037	16,012	18,015
Deferred provision (benefit):
Federal	(2,322)	(5,706)	(3,679)
State	(1,286)	(1,996)	(451)
	(3,608)	(7,702)	(4,130)
Total provision for income taxes	$27,429	$8,310	$13,885

At December 30, 2006, the Company had research credit carryforwards of approximately $1,587,000 for state income tax purposes. The state research credit can be carried forward indefinitely.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2006	December 31, 2005
Tax credits	$1,032	$2,802
Inventory reserve	9,242	7,621
Other reserves and accruals	4,269	3,370
Non-statutory stock options	6,822	1,784
Depreciation and amortization	—	337
Foreign net operating loss carryforwards	1,331	779
Gross deferred tax assets	22,696	16,693
Valuation allowance	(1,440)	(779)
Total deferred tax assets	21,256	15,914
Depreciation and amortization	(4,067)	—
Total deferred tax liabilities	(4,067)	—
Net deferred tax assets	$17,189	$15,914

Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted. As of December 30, 2006 and December 31, 2005, the Company has provided a valuation allowance because it believes it is less likely than not that all deferred tax assets will be realized. The Company has not provided for U.S. deferred taxes on approximately $1.3 million in undistributable earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely.

Tax benefits of $14,487,000, $6,089,000, and $8,556,000 in fiscal 2006, 2005, and 2004, respectively, associated with the exercise of employee stock options and other employee stock programs were credited to stockholders’ equity.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Income Taxes (Continued)

A reconciliation between the provision for taxes computed at the federal statutory rate of 35% and the actual provision is as follows:

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
U.S. statutory federal tax rate	$30,876	$13,472	$13,672
State taxes and credits, net of federal benefit	1,276	212	1,164
Amortization of stock-based compensation, net of tax benefit	1,840	195	255
Research and development credits	(2,840)	(1,315)	(543)
Tax exempt interest and other permanent differences	(4,275)	(1,753)	(1,249)
Tax benefits from recognition of prior years’ tax credits	—	(2,922)	373
Change in valuation allowance	552	421	213
Total	$27,429	$8,310	$13,885

Note 9—Employee Benefit Plan:

In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company recorded expenses for matching contributions of  $969,000, $636,000 and $128,000 during fiscal 2006, 2005 and 2004, respectively.

The Company provides a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The Company expensed $4,850,000, $2,316,000, and $1,092,000 for the qualified U.S. profit sharing retirement plan in fiscal 2006, 2005, and 2004, respectively.

Note 10—Operating Segment and Geographic Information:

The Company operates in one segment regarding the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 (“SFAS No. 131”), “Disclosures About Segments of an Enterprise and Related Information,” the Company’s chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Operating Segment and Geographic Information: (Continued)

The following table summarizes revenue by country based upon invoicing location:

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
United States	29.5%	34.2%	35.8%
Taiwan	25.6	25.4	20.0
Japan	30.0	26.2	25.5
Germany	3.3	6.6	9.3
Other	11.6	7.6	9.4
Total	100.0%	100.0%	100.0%

Net property and equipment by country was as follows (in thousands):

	December 30, 2006	December 31, 2005
United States	$88,775	$79,485
Japan	2,551	704
Korea	1,314	439
Taiwan	1,041	639
Germany	383	321
Total	$94,064	$81,588

The following customers represented greater than 10% of the Company’s revenues in fiscal 2006, 2005, and 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Elpida	22.7%	22.7%	18.7%
Intel Corporation	12.6	11.8	14.5
Powerchip	12.0	*	*
Spirox Corporation	*	23.0	20.0
Samsung	*	15.3%	*
Infineon Technologies AG	*	*	11.6%

*                    Less than 10% of revenues.

Note 11—Departure of Executive Officer

On January 30, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with its former President and member of the Office of the Chief Executive, Joseph R. Bronson, who resigned from the Company effective January 5, 2007. Mr. Bronson also resigned from the Board of Directors of the Company effective January 5, 2007.

In conjunction with the Separation Agreement, the Company recorded a charge of approximately $1.8 million in the first quarter of 2007 consisting primarily of a $400,000 severance payment and approximately $1.4 million in stock-based compensation resulting from the accelerated vesting of a portion of his unvested stock options and restricted stock units.

SCHEDULE II

FORMFACTOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 30, 2006, December 31, 2005, and December 25, 2004
(in thousands)

Description	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 25, 2004	$103		$—	$62	$41
Year ended December 31, 2005	$41		$33	$—	$74
Year ended December 30, 2006	$74	$		$—	$74
Allowance against deferred tax assets
Year ended December 25, 2004	$145		$213	$—	$358
Year ended December 31, 2005	$358		$452	$31	$779
Year ended December 30, 2006	$779		$661	$—	$1,440

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

			Incorporated by Reference
Exhibit					Date of	Exhibit	Filed
Number		Exhibit Description	Form	File No	First Filing	Number	Herewith
3.01		Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02		Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01		Specimen Common Stock Certificate.	S-1/A	333-86738	5/28/02	4.01
4.02		Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001	S-1	333-86738	4/22/02	4.02
4.03		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994.	S-1	333-86738	4/22/02	4.03
4.04		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994.	S-1	333-86738	4/22/02	4.04
4.05		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994.	S-1	333-86738	4/22/02	4.05
4.06		Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994.	S-1	333-86738	4/22/02	4.06
10.01	+	Form of Indemnity Agreement.	S-1/A	333-86738	5/28/02	10.01
10.02	+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03	+	1995 Stock Plan, and form of option grant.	S-1	333-86738	4/22/02	10.02
10.04	+	1996 Stock Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.03
10.05	+	Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.04
10.06	+	Management Incentive Option Plan, and form of option grant.	S-1	333-86738	4/22/02	10.05
10.07	+	2002 Equity Incentive Plan, as amended, and forms of option grant.	—	—	—	—	X
10.08	+	2002 Employee Stock Purchase Plan, as amended.	—	—	—	—	X
10.09	+	Key Employee Bonus Plan	8-K	000-50307	4/14/06	10.01
10.10	+	Employment Offer Letter dated November 17, 2004 to Joseph R. Bronson.	10-K	000-50307	3/14/05	10.49
10.11	+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson.	8-K	000-50307	1/31/07	10.01
10.12	+	Employment Offer Letter dated January 27, 2005 to Ronald C. Foster.	10-K	000-50307	3/14/05	10.50
10.13	+	Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano.	S-1	333-86738	4/22/02	10.13
10.14	+	Written description of definitive agreements to increase certain executive officer compensation approved on November 4, 2005.	8-K	000-50307	11/10/05	—
10.15	+	Written description of definitive agreements to increase bonus targets for certain executive officers approved on February 24, 2006.	8-K	000-50307	3/2/06	—
10.16	+	Written description of definitive agreements to increase base salaries for certain executive officers approved on April 10, 2006.	8-K	000-50307	4/14/06	—
10.17	+	Written description of definitive agreement to increase director compensation approved on May 18, 2006.	8-K	000-50307	5/24/06	—
10.18		Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.18

10.19		First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/7/03	10.18.1
10.20		Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.21		First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/7/03	10.19.1
10.22		Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001.	S-1/A	333-86738	6/10/03	10.20
10.23		First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003.	S-1/A	333-86738	5/7/03	10.20.1
10.24		Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006.	10-Q	000-50307	11/7/06	10.01
21.01		List of Registrant’s subsidiaries.	—	—	—	—	X
23.01		Consent of Independent Registered Public Accounting Firm.	—	—	—	—	X
24.01		Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	—	X

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

+                Indicates a management contract or compensatory plan or arrangement.