Form 10-Q
period 2007-03-31
FORMFACTOR INC
filed 2007-05-07
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of April 28, 2007, 47,775,260 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	$102,271	$81,330
Cost of revenues	48,567	40,500
Gross margin	53,704	40,830
Operating expenses:
Research and development	14,102	9,776
Selling, general and administrative	22,928	15,748
Total operating expenses	37,030	25,524
Operating income	16,674	15,306
Interest income	5,444	1,822
Other expense, net	119	341
Income before income taxes	21,999	16,787
Provision for income taxes	7,167	6,019
Net income	$14,832	$10,768
Net income per share:
Basic	$0.31	$0.26
Diluted	$0.30	$0.25
Weighted-average number of shares used in per share calculations:
Basic	47,384	41,593
Diluted	49,060	43,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$277,782	$284,131
Marketable securities	227,782	208,263
Accounts receivable	73,280	54,571
Inventories	27,463	24,778
Deferred tax assets	12,500	12,500
Prepaid expenses and other current assets	12,360	12,138
Total current assets	631,167	596,381
Restricted cash	2,250	2,250
Property and equipment, net	103,767	94,064
Deferred tax assets	5,660	4,689
Other assets	1,478	945
Total assets	$744,322	$698,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,162	$31,273
Accrued liabilities	19,379	28,334
Income tax payable	279	8,264
Deferred rent	447	448
Deferred revenue and customer advances	8,485	7,273
Total current liabilities	66,752	75,592
Long term tax payable	9,780	—
Deferred rent and other long term liabilities	5,176	5,125
Total liabilities	81,708	80,717
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 47,761,821 and 46,861,334 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	48	47
Additional paid-in capital	534,778	504,709
Accumulated other comprehensive loss	(144)	(244)
Retained earnings	127,932	113,100
Total stockholders’ equity	662,614	617,612
Total liabilities and stockholders’ equity	$744,322	$698,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$14,832	$10,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,146	4,683
Stock-based compensation expense	7,679	4,372
Deferred income taxes	(961)	(1,010)
Excess tax benefits from equity based compensation plans	(5,129)	(3,303)
Provision for excess and obsolete inventories	2,725	3,433
Loss on disposal of equipment	195	—
Changes in assets and liabilities:
Accounts receivable	(18,709)	(5,974)
Inventories	(5,787)	(5,666)
Prepaid expenses and other current assets	(223)	(1,321)
Other assets	(519)	(411)
Accounts payable	8,213	(1,872)
Accrued liabilities	(11,902)	14
Income tax payable	8,220	2,847
Deferred rent	43	(44)
Deferred revenues and customer advances	1,213	974
Net cash provided by operating activities	6,036	7,490
Cash flows from investing activities:
Acquisition of property and equipment	(14,083)	(9,695)
Purchase of marketable securities	(62,368)	(45,133)
Proceeds from maturities and sales of marketable securities	42,624	48,383
Net cash used in investing activities	(33,827)	(6,445)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,347	187,989
Excess tax benefits from equity based compensation plans	5,129	3,303
Net cash provided by financing activities	21,476	191,292
Effect of exchange rate changes on cash and cash equivalents	(34)	22
Net increase (decrease) in cash and cash equivalents	(6,349)	192,359
Cash and cash equivalents, beginning of the period	284,131	31,217
Cash and cash equivalents, end of the period	$277,782	$223,576
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$1,613	$2,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Fiscal Year. The Company operates on a 52- 53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2007 will end on December 29, 2007, and will consist of 52 weeks.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2007. The Company has not otherwise materially changed its significant accounting policies.

Income Taxes

The Company adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any cumulative effect adjustment as of the adoption date.  See Note 8 - Income Taxes for additional information.

Note 3 — Departure of Executive Officer

On January 30, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with its former President and member of Office of Chief Executive, Joseph R. Bronson, who resigned from the Company effective January 5, 2007. Mr. Bronson also resigned from the Board of Directors of the Company effective January 5, 2007.

In the first quarter of fiscal 2007, in conjunction with the Separation Agreement, the Company recorded a charge of approximately $1.8 million consisting primarily of a $400,000 severance payment and approximately $1.4 million in stock-based compensation resulting from the accelerated vesting of a portion of his unvested stock options and all of his remaining unvested restricted stock units.

Note 4 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Adjustments for potential excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts.  Once the value is adjusted, the original cost of the Company’s inventory less the related inventory write-down represents the new cost basis of such products.  Reversal of these write-downs is recognized only when the related inventory has been scrapped or sold.

Inventories consisted of the following:

	March 31, 2007	December 30, 2006
	(In thousands)

Raw materials	$13,628	$11,975
Work-in-progress	10,866	10,465
Finished goods	2,969	2,338
	$27,463	$24,778

Note 5 — Warranty

The Company offers warranties on its products, other than certain evaluation and early adopter products that are sold without warranty, and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three months ended March 31, 2007 and April 1, 2006, respectively, follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Warranty accrual beginning balance	$778	$511
Accrual for warranties issued during the period	839	226
Settlements made during the period	(795)	(239)
Warranty accrual ending balance	$822	$498

Note 6 — Stock-Based Compensation

The Company recorded stock-based compensation for the three months ended March 31, 2007 and April 1, 2006 as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands, except per share data)

Stock-based compensation expense by type of award:
Employee stock options (1)	$5,595	$4,269
Employee stock purchase plan	889	471
Restricted stock units (2)	817	92
Amounts capitalized as inventory	378	(460)

Total stock-based compensation	$7,679	$4,372

(1)          The three months ended March 31, 2007 includes approximately $575,000 in incremental stock-based compensation resulting from the acceleration of the vesting of a portion of the former President’s stock options in conjunction with his Separation Agreement  (See Note 3 - Departure of Executive Officer).

(2)          The three months ended March 31, 2007 includes approximately $798,000 in incremental stock-based compensation resulting from the acceleration of the former President’s remaining unvested restricted stock units in conjunction with his Separation Agreement  (See Note 3 - Departure of Executive Officer).

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 31, 2007	April 1, 2006
Stock Options:
Dividend yield	—	—
Expected volatility	46.9%	48.0%
Risk-free interest rate	4.71%	4.45%
Expected life (in years)	4.75	5.67%

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Plans”) and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. As a result of the effectiveness of the 2002 Plan, the Company ceased granting any options under the Plans.

Stock Option activity under the Plans and the 2002 Plan is set forth below:

	Shares	Options	Weighted- Average
	Available	Outstanding	Exercise Price
	(In thousands, except share and per share data)

Balances, December 31, 2006	3,390,293	7,118,946	$24.39
Additional shares reserved	2,342,743	—	—
Options granted	(152,100)	152,100	43.85
Options exercised	—	(757,104)	17.47
Options forfeited	324,982	(324,982)	30.64
Balances, March 31, 2007	5,905,918	6,188,960	$25.39

Restricted Stock Units

Restricted stock units are converted into shares of the Company’s common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation cost is recognized over the vesting period. Restricted stock units generally vest over four years

Activity of the restricted stock units under the 2002 Plan during the three months ended March 31, 2007 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value

Restricted stock units at December 30, 2006	37,324	$25.46
Vested (1)	(28,824)	26.02
Restricted stock units at March 31, 2007	8,500	$23.56

(1)  In January 2007, 9,608 shares of the former President’s restricted stock units vested.  The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the Separation Agreement with the former President (See Note 3 - Departure of Executive Officer).

Employee Stock Purchase Plan

The 2002 Employee Stock Purchase Plan  (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Each offering period has generally been two years in length, consisting of four six month purchase periods. However, effective as of the offering period commencing on February 1, 2007, the Company is phasing in a change to a 12 month fixed offering period consisting of two six month purchase periods.  During the three months ended March 31, 2007 and April 1, 2006, 122,533 shares and 95,012 shares, respectively, were issued under the ESPP.  As of March 31, 2007, the Company had $1.4 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.6 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended
	March 31, 2007		April 1, 2006
ESPP:
Dividend yield	—		—
Expected volatility	44.2% - 61.	8%	44.2% - 52.	0%
Risk-free interest rate	3.69% - 5.1	8%	3.69% - 4.6	0%
Expected life (in years)	0.49 – 2.00		0.49 - 2.00

Note 7 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Basic net income per share
Numerator:
Net income	$14,832	$10,768
Denominator:
Weighted-average common stock outstanding	47,384	41,593
Diluted net income per share
Numerator:
Net income	$14,832	$10,768
Denominator:
Weighted-average shares used in computing basic net income per share	47,384	41,593
Add: Dilutive potential common shares used in computing diluted net income per share	1,676	1,880
Weighted-average number of shares used in computing diluted net income per share	49,060	43,473

The following outstanding options to purchase common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended
	March 31, 2007	April, 1 2006
Options to purchase common stock	1,885	2,306

Note 8 — Income Taxes

On December 31, 2006, the Company adopted FIN 48.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any adjustments as of the adoption date.  In addition, consistent with the provisions of FIN 48, the Company reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.  At the adoption date of December 31, 2006, the Company had $16.7 million of total gross unrecognized tax benefits. Of this total, $14.0 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. At March 31,2007, we added an additional $1.4 million gross unrecognized tax benefit of which $1.2 million of unrecognized tax benefits would impact our effective tax rate if recognized.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48 the Company had approximately $545,000 of accrued interest and $0 of penalties related to uncertain tax positions. As of March 31, 2007, the Company had approximately $793,000 of accrued interest and $0 of penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and non-U.S. jurisdictions.   The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.  Changes to the estimate would be the result of audits or statute of limitation expirations, which are due to expire but not anticipated to occur since we are scheduled for or currently under audit by the relevant tax authorities in the U.S., California and Japan.

Note 9 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to the Company.  In fiscal 2006 and January 2007, the Company received a total of three notices from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, the Company promptly took appropriate steps to address the violations noted. The Company is also implementing certain corrective measures in consultation with the City of Livermore.  In addition, the Company and the City of Livermore are discussing the Company’s purchase of additional waste water discharge capacity, which the Company requires as a result of its increased manufacturing capacity.  No provision has been made for loss from environmental remediation liabilities associated with the Livermore sites, because the Company believes that it is not probable that liability has been incurred as of March 31, 2007.

While the Company believes it is in compliance in all material respects with the environmental laws and regulations that apply to the Company, in the future the Company may receive, additional environmental violation notices, and if received, final resolution of the violations identified by these notices could impact the Company’s operations, which may adversely impact the Company’s operating results and cash flows.  New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could  also adversely impact the Company’s operations, which may adversely impact its operating results and cash flows.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company was not involved in any material legal proceedings, other than the patent litigation summarized below. In the future, the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights, that require the Company to spend significant resources..

The Company is currently involved in certain patent-related litigation as part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. These litigations include two actions the Company filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean corporation, alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same”, 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly,” and 399,210, entitled “Probe Card Assembly”; as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of the Company’s  Korean Patent No. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates.”  These actions are all pending, except that the Seoul Central District Court has denied the Company’s request for the issuance of preliminary injunctive relief in the Company’s 2006 injunction action.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability has been incurred as of March 31, 2007.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of March 31, 2007.

Note 10 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Net income	$14,832	$10,768
Change in unrealized gain (loss) on marketable securities	97	(283)
Cumulative translation adjustments	3	(38)
Comprehensive income	$14,932	$10,447

Components of accumulated other comprehensive loss were as follows:

	March 31, 2007	December 30, 2006
	(In thousands)
Unrealized loss on marketable securities	$(185)	$(282)
Foreign currency translation adjustments	41	38
Accumulated other comprehensive loss	$(144)	$(244)

Note 11 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of March 31, 2007, the Company had one outstanding foreign exchange forward contract to sell 2,575,000,000 Japanese Yen on May 1, 2007 for $21,939,167 with a contract rate of 117.37 Japanese Yen per U.S. Dollar.

Note 12 — Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-,“Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company adopted in the first quarter of fiscal 2007.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die,or chips, on the whole semiconductor wafer, prior to singulation of the wafer into individual chips. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer.  Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards, which are used in the front-end manufacturing process. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop, the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first three months of fiscal 2007 and 2006. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

Cost of Revenues.  Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead.  In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility, which we completed in early 2006.  Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory write-downs or write-offs as cost of revenues.

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

Research and Development.   Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future, and to improve or advance existing technologies. We expect these expenses to scale with revenue growth.

Selling, General and Administrative.   Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as our revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth and our expansion globally.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2007	April 1, 2006
Revenues	100.0%	100.0%
Cost of revenues	47.5	49.8
Gross margin	52.5	50.2
Operating expenses:
Research and development	13.8	12.0
Selling, general and administrative	22.4	19.4
Total operating expenses	36.2	31.4
Operating income	16.3	18.8
Interest income	5.3	2.2
Other expense, net	0.1	0.4
Income before income taxes	21.5	20.6
Provision for income taxes	7.0	7.4
Net income	14.5%	13.2%

Three Months Ended March 31, 2007 and April 1, 2006

Revenues

	Three Months Ended
	March 31,	April 1,	Increase	Change
	2007	2006	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$75,489	$65,976	$9,513	14.4%
Flash	16,700	7,007	9,693	138.3
Logic	10,082	8,347	1,735	20.8
Total revenues	$102,271	$81,330	$20,941	25.7%

Revenues increased 25.7% in the three months ended March 31, 2007 compared with the three months ended April 1, 2006. Volume increases resulting from strong market demand for our advanced wafer probe cards continued in the first quarter of fiscal 2007 due to a variety of factors, including bit and design growth as semiconductor manufacturers progressed towards more advanced 80 nanometer and 70 nanometer nodes combined with strong growth in the demand for NAND and NOR flash memory by mobile device manufacturers.

The majority of our revenues for the three months ended March 31, 2007 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the acceleration of our customers’ ongoing migration to advanced 80 nanometer and 70 nanometer nodes in order to reduce their cost of test and improve productivity, leading to accelerated tooling cycles for probe cards. Approximately 88% of our DRAM revenues in the first quarter of fiscal 2007 were derived from 90 nanometer and below technology products compared to 79% in the first quarter of fiscal 2006.

Revenues from sales to flash memory device manufacturers increased mainly due to increased demand for our NAND flash wafer probe cards as a result of increased growth in our customer base and volume shipments of our Harmony flash product. In addition, demand for both our NAND and NOR flash wafer probe cards was also driven by the growing demand for consumer applications which utilize multi-chip packages.  Semiconductors that are integrated into multi-chip packages often benefit from increased wafer level testing to validate device performance before packaging.

Revenues from manufacturers of logic devices increased primarily due to increased demand from existing customers that are refreshing their product lines. The majority of our logic revenues was derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended
	March 31,	% of	April 1,	% of
	2007	Revenues	2006	Revenues
	(In thousands)

Japan	$28,091	27.5%	$24,628	30.3%
North America	27,380	26.8	22,350	27.5
Asia Pacific	35,011	34.2	27,797	34.1
Europe	11,789	11.5	6,555	8.1
Total revenues	$102,271	100.0%	$81,330	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues. The increase in revenues in North America was primarily driven by demand for wafer probe cards used to test chips for consumer and mobile products. The increase in Japan was primarily due to increased NOR flash demand combined with increased growth in our customer base in our logic business. The increase in Asia Pacific was primarily due to growth in our business with Taiwan and Korean customers. The increase in revenues in Europe was primarily due to increased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007		April 1, 2006
Elpida Memory	19.0%		26.8%
Hynix Semiconductor	14.3			*
Qimonda	11.3			*
Intel Corporation	11.6		10.9
PowerChip Semiconductor		*	19.7

* Less than 10% of revenues.

Gross Margin

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Gross margin	$53,704	$40,830
% of revenues	52.5%	50.2%

The increase in gross margin for the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was due to factory productivity, yield improvements, and lower inventory provision.  In addition, improved product mix enabled revenue growth, which in turn improved the gross margin percentage.  Inventory provision decreased to $2.7 million, or 2.7 % of revenues for the three months ended March 31, 2007 as compared with $3.4 million, or 4.1% of revenues for the three months ended April 1, 2006.  This was primarily due to cycle time reductions and improvement in our order fulfillment process.  Stock-based compensation expense increased to $1.7 million in the three months ended March 31, 2007 compared to $0.6 million for the three months ended April 1, 2006 due to increased headcount.

Research and Development

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Research and development	$14,102	$9,776
% of revenues	13.8%	12.0%

The increase in research and development expenses in absolute dollars was primarily due to an increase of approximately $1.7 million in personnel costs and an increase of approximately $2.4 million in development related costs. An increase of $0.3 million in stock-based compensation expense was related to increased headcount. We plan to continue the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Selling, general and administrative	$22,928	$15,748
% of revenues	22.4%	19.4%

The increase in absolute dollars was mainly due to an increase of approximately $3.2 million in personnel related expenses, an increase of approximately $0.5 million related to facilities expansion, and a combined increase of approximately $1.2 million in sales commissions, travel, and outside professional services. In addition, stock-based compensation expense increased $1.8 million primarily due to the one-time modification charge resulting from the accelerated vesting of unvested stock options and restricted stock units in conjunction with the severance agreement of the Company’s former President.

Interest and Other Expense, Net

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Interest income	$5,444	$1,822
% of revenues	5.3%	2.2%

Other expense, net	119	341
% of revenues	0.1%	0.4%

The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 and higher interest rates, resulting in higher interest income earned. Cash, cash equivalents, restricted cash and marketable securities increased to $507.8 million at March 31, 2007 compared with $402.4 million at April 1, 2006. We completed an equity follow-on offering in March 2006, which resulted in net proceeds of $182.0 million. Other expense for the three months ended March 31, 2007 and April 1, 2006 was mainly comprised of foreign currency losses, primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	March 31,	April 1,
	2007	2006
	(In thousands)
Provision for income taxes	$7,167	$6,019
Effective tax rate	32.6%	35.9%

Our effective tax rate for the three months ended March 31, 2007 and April 1, 2006 was 32.6% and 35.9%, respectively.  The decrease in the effective tax rate was primarily due to the reinstatement of the federal research and development tax credit in December 2006 partially offset by the elimination of the Extraterritorial Income tax benefit which expired after December 2006.

We anticipate our effective rate for the remainder of 2007 to be approximately 34%, not including the effect of employee’s disqualifying dispositions of stock based awards which are recognized in the quarter these dispositions occur.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2006. There have been no changes to our critical accounting policies since December 30, 2006, other than with respect to income taxes..

Accounting for Income Taxes .We adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, we did not record any adjustments as of the adoption date.  In addition, consistent with the provisions of FIN 48, we reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.  At the adoption date of December  31, 2006, we had $16.7 million of total gross unrecognized tax benefit of which $14.0 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized.

We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

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

Liquidity and Capital Resources

As of March 31, 2007, we had $505.6 million in cash, cash equivalents and marketable securities compared to $492.4 million as of December 30, 2006.

Net cash provided by operating activities was $6.0 million and $7.5 million for the three months ended March 31, 2007 and April 1, 2006, respectively. Net cash provided by operating activities decreased as a result of an increase in accounts receivable and inventory balances as well as the impact of non-cash items, primarily deprecation and amortization expense, deferred income taxes and stock-based compensation.  A decrease in accrued liabilities also contributed to the overall decrease in net cash provided by operating activities.

Accounts receivable increased by $18.7 million for the three months ended March 31, 2007 compared with $6.0 million for the three months ended April 1, 2006, respectively, due to an increase in worldwide sales. Our days sales outstanding from receivables, or DSO, remained fairly flat at 43 days at March 31, 2007 compared to 45 days at April 1, 2006, respectively.

Inventories were $27.5 million and $21.1 million at March 31, 2007 and April 1, 2006, respectively. The increase in inventories was a result of increased volume in business and the expected strong demand for our products in the second quarter of fiscal 2007.

Accrued liabilities and income taxes payable decreased $3.7 million for the three months ended March 31, 2007 compared with an increase of $2.9 million for the three months ended April 1, 2006.  The decrease in the first quarter of fiscal 2007 was due primarily to the higher payout of employee performance bonuses as compared to the first quarter of fiscal 2006.

Net cash used in investing activities was $33.8 million for the three months ended March 31, 2007 compared with net cash used by investing activities of $6.4 million for the three months ended April 1, 2006. Net cash used in investing activities resulted primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology combined with the net purchase of marketable securities. Capital expenditures were $14.1 million for the three months ended March 31, 2007 and $9.7 million for the three months ended April 1, 2006.  In addition, the increase in purchases and a decrease in sales and maturities of marketable securities contributed to net cash used in investing activities for the three months ended March 31, 2007.

Net cash provided by financing activities was $21.4 million for the three months ended March 31, 2007 compared with $191.3 million for the three months ended April 1, 2006. Net cash provided by financing activities for the three months ended March 31, 2007 was attributable to $13.2 million of net proceeds from the exercise of stock options and $3.1 million received from ESPP purchases.  Net cash provided by financing activities for the three months ended April 1, 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering completed in March 2006 as well as proceeds received from the exercise of employee stock options and from the ESPP purchases. Tax benefits related to the exercise of stock options during the three months ended March 31, 2007 were $5.1 million compared to $3.3 million for the three months ended April 1, 2006.

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, and the cost of increasing manufacturing capacity to meet projected demand, including our expansion plans in Singapore. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future.  Depending upon our future capital requirements, we may  seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007 we are not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we adopted in the first quarter of fiscal 2007.  See Note No. 8 — Income Taxes for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk. Our revenues, except in Japan, and our expenses, except those expenses related to our Germany, Japan, Korea, Taiwan and United Kingdom operations, are denominated in U.S. dollars. Revenues and accounts receivable from the majority of our Japanese customers are denominated in Japanese Yen. We may purchase from time to time forward exchange contracts to hedge certain existing foreign currency denominated receivables and backlog. Gains and losses on these contracts are generally recognized in income when the related transactions being hedged are recognized. As of March 31, 2007, we had one outstanding foreign exchange forward contract to sell 2,575,000,000 Japanese Yen on May, 1 2007 for $21,939,167 with a contract rate of 117.37 Japanese Yen per U.S. Dollar.  The fair value on this foreign currency forward exchange contract as of March 31, 2007 would have changed by $2,193,917 if the foreign currency exchange rate for the Japanese Yen to the U.S. Dollar on this forward contract had changed by 10%. We do not use derivative financial instruments for trading or speculative purposes.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of March 31, 2007, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting during the first quarter of fiscal 2007.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 9 - Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2006 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We disclosed the risk factors below in our Annual Report on Form 10-K for the year ended December 30, 2006. We have updated these risk factors to reflect changes for the first quarter of fiscal 2007.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended March 31, 2007 and April 1, 2006, sales to manufacturers of DRAM devices accounted for 73.8% and 81.1%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 9.9% and 10.3%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 16.3% and 8.6%, respectively, of our revenues. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market.  We also need to successfully qualify and introduce into commercial volume our DRAM and flash wafer probe card products incorporating our Harmony architecture.  To the extent that we are unable to do so, or if we are not able to deliver timely our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results.

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

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Four customers accounted for 56.2% of our revenues for the three months ended March 31, 2007, and three customers accounted for 57.4% of our revenues for the three months ended April 1, 2006, respectively. For the three months ended March 31, 2007 and April 1, 2006, our ten largest customers accounted for 92.3% and 90.5%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 73.2% and 72.5%, respectively, for the three months ended March 31, 2007 and April 1, 2006, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Key Employee Bonus Plan, as amended				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

+            Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORMFACTOR, INC.

	By:	/s/ RON C. FOSTER

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and
Duly Authorized Officer)

May 7, 2007

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Key Employee Bonus Plan, as amended				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

+            Indicates a management contract or compensatory plan or arrangement