Form 10-Q
period 2007-06-30
FORMFACTOR INC
filed 2007-08-07
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

As of July 28, 2007, 48,016,014 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	$114,124	$92,433	$216,395	$173,763
Cost of revenues	53,663	43,707	102,230	84,207
Gross margin	60,461	48,726	114,165	89,556
Operating expenses:
Research and development	14,384	11,627	28,485	21,403
Selling, general and administrative	23,056	17,965	45,984	33,713
Total operating expenses	37,440	29,592	74,469	55,116
Operating income	23,021	19,134	39,696	34,440
Interest income	5,557	3,889	11,001	5,711
Other income (expense), net	(61)	327	(181)	(14)
Income before income taxes	28,517	23,350	50,516	40,137
Provision for income taxes	9,867	8,069	17,034	14,088
Net income	$18,650	$15,281	$33,482	$26,049
Net income per share:
Basic	$0.39	$0.33	$0.70	$0.60
Diluted	$0.38	$0.32	$0.68	$0.57
Weighted-average number of shares used in per share calculations:
Basic	47,893	45,920	47,639	43,730
Diluted	49,516	48,165	49,289	45,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2007	December 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$286,610	$284,131
Marketable securities	239,588	208,263
Accounts receivable	78,575	54,571
Inventories	32,004	24,778
Deferred tax assets	12,569	12,500
Prepaid expenses and other current assets	14,319	12,138
Total current assets	663,665	596,381
Restricted cash	2,250	2,250
Property and equipment, net	112,352	94,064
Deferred tax assets	6,913	4,689
Other assets	1,612	945
Total assets	$786,792	$698,329
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,055	$31,273
Accrued liabilities	27,498	28,334
Income taxes payable	5,316	8,264
Deferred rent	447	448
Deferred revenue and customer advances	6,371	7,273
Total current liabilities	78,687	75,592
Long term income taxes payable	11,239	—
Deferred rent and other long term liabilities	5,435	5,125
Total liabilities	95,361	80,717
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 47,993,399 and 46,861,334 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	48	47
Additional paid-in capital	545,545	504,709
Accumulated other comprehensive loss	(744)	(244)
Retained earnings	146,582	113,100
Total stockholders’ equity	691,431	617,612
Total liabilities and stockholders’ equity	$786,792	$698,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$33,482	$26,049
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,616	10,436
Stock-based compensation expense	14,103	9,039
Deferred income taxes	(2,307)	(2,013)
Excess tax benefits from equity based compensation plans	(5,470)	(6,559)
Provision for excess and obsolete inventories	5,779	6,084
Loss on disposal of equipment	283	30
Changes in assets and liabilities:
Accounts receivable	(24,004)	(909)
Inventories	(13,219)	(11,174)
Prepaid expenses and other current assets	(2,227)	(4,544)
Other assets	(499)	(294)
Accounts payable	9,625	2,844
Accrued liabilities	(2,491)	4,956
Income taxes payable	15,132	5,881
Deferred rent	102	(401)
Deferred revenues and customer advances	(902)	1,910
Net cash provided by operating activities	40,003	41,335
Cash flows from investing activities:
Acquisition of property and equipment	(30,641)	(18,605)
Purchase of marketable securities	(120,192)	(124,853)
Proceeds from maturities and sales of marketable securities	87,718	143,774
Net cash provided by (used in) investing activities	(63,115)	316
Cash flows from financing activities:
Proceeds from issuance of common stock	20,112	190,826
Excess tax benefits from equity based compensation plans	5,470	6,559
Net cash provided by financing activities	25,582	197,385
Effect of exchange rate changes on cash and cash equivalents	9	85
Net increase in cash and cash equivalents	2,479	239,121
Cash and cash equivalents, beginning of the period	284,131	31,217
Cash and cash equivalents, end of the period	$286,610	$270,338
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$142	$1,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2007 will end on December 29, 2007, and will consist of 52 weeks.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2007.  The Company has not otherwise materially changed its significant accounting policies.

Income Taxes

The Company adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption therefore, the Company did not record any cumulative effect adjustment as of the adoption date.  See Note 8 - Income Taxes for additional information.

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

Inventories consisted of the following:

	June 30, 2007	December 30, 2006
	(In thousands)
Raw materials	$16,347	$11,975
Work-in-progress	11,301	10,465
Finished goods	4,356	2,338
	$32,004	$24,778

Note 5 — Warranty

The Company offers warranties on its products, other than certain evaluation and early adopter products that are sold without warranty, and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the consolidated income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and six months ended June 30, 2007 and July 1, 2006, respectively, follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Warranty accrual beginning balance	$822	$498	$778	$511
Accrual for warranties issued during the period	1,795	824	2,634	1,050
Settlements made during the period	(1,477)	(310)	(2,272)	(549)
Warranty accrual ending balance	$1,140	$1,012	$1,140	$1,012

Note 6 — Stock-Based Compensation

The Company recorded stock-based compensation for the six months ended June 30, 2007 and July 1, 2006 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options (1)	$5,844	$4,208	$11,439	$8,477
Employee stock purchase plan	713	469	1,603	940
Restricted stock units (2)	32	92	848	184
Net change in amounts capitalized as inventory	(165)	(102)	213	(562)
Total stock-based compensation	$6,424	$4,667	$14,103	$9,039

(1)        The six months ended June 30, 2007 includes approximately $575,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s former President’s stock options in conjunction with his Separation Agreement  (See Note 3 - Departure of Executive Officer).

(2)        The six months ended June 30, 2007 includes approximately $798,000 in stock-based compensation resulting from the acceleration of the Company’s former President’s remaining unvested restricted stock units in conjunction with his Separation Agreement  (See Note 3 - Departure of Executive Officer).

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Plans”) and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. As a result of the effectiveness of the 2002 Plan, the Company ceased granting any options under the Plans.

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model for stock options for the three and six months ended June 30, 2007 and July 1, 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	44.0%	50.2%	44.3%	49.9%
Risk-free interest rate	4.63%	4.98%	4.63%	4.91%
Expected life (in years)	4.70	4.70	4.71	4.82

Stock option activity under the Plans and the 2002 Plan is set forth below:

	Shares Available	Options Outstanding	Weighted- Average Exercise Price
	(In thousands, except share and per share data)
Balances, December 30, 2006	3,390,293	7,118,946	$24.39
Additional shares reserved	2,342,743	—	—
Options granted	(1,314,418)	1,314,418	41.82
Options exercised	—	(987,182)	17.21
Options forfeited	403,926	(403,926)	31.02
Balances, June 30, 2007	4,822,544	7,042,256	$28.27

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

Activity of the restricted stock units under the 2002 Plan during the six months ended June 30, 2007 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 30, 2006	37,324	$25.46
Vested (1)	(28,824)	26.02
Restricted stock units at June 30, 2007	8,500	$23.56

(1)  In January 2007, 9,608 shares of the former President’s restricted stock units vested.  The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the Separation Agreement with the former President (See Note 3 - Departure of Executive Officer).

Employee Stock Purchase Plan

The 2002 Employee Stock Purchase Plan  (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the six months ended June 30, 2007 and July 1, 2006, 122,533 shares and 95,012 shares, respectively, were issued under the ESPP. As of June 30, 2007, the Company had $0.8 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.7 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 7 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Basic net income per share
Numerator:
Net income	$18,650	$15,281	$33,482	$26,049
Denominator:
Weighted-average common stock outstanding	47,893	45,920	47,693	43,730
Diluted net income per share
Numerator:
Net income	$18,650	$15,281	$33,482	$26,049
Denominator:
Weighted-average shares used in computing basic net income per share	47,893	45,920	47,639	43,730
Add: Dilutive potential common shares used in computing diluted net income per share	1,623	2,245	1,650	2,062
Weighted-average number of shares used in computing diluted net income per share	49,516	48,165	49,289	45,792

The following outstanding options to purchase common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Options to purchase common stock	3,080	1,720	2,749	2,013

Note 8 — Income Taxes

On December 31, 2006, the Company adopted FIN 48.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any adjustments as of the adoption date.  In addition, consistent with the provisions of FIN 48, the Company reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.  At the adoption date of December 31, 2006, the Company had $16.7 million of total gross unrecognized tax benefits. Of this total, $14.0 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. At June 30, 2007, we added an additional $2.5 million gross unrecognized tax benefit of which $2.3 million of unrecognized tax benefits would impact our effective tax rate if recognized

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption the Company had approximately $545,000 of accrued interest and $0 of penalties related to uncertain tax positions.  As of June 30, 2007, the Company had approximately $940,000 of accrued interest and $0 of penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and non-U.S. jurisdictions.   The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001.

The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.  Changes to the estimate would be the result of audits or statute of limitation expirations, which are due to expire but not anticipated to occur because we are scheduled for or currently under audit by the relevant tax authorities in the U.S. and California.

Note 9 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to the Company.  In fiscal 2006 and January 2007, the Company received a total of three notices from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, the Company promptly took appropriate steps to address the violations noted. The Company is also implementing certain corrective measures in consultation with the City of Livermore. In addition, the Company and the City of Livermore are discussing the Company’s purchase of additional waste water discharge capacity, which the Company requires as a result of its increased manufacturing capacity.  No provision has been made for loss from environmental remediation liabilities associated with the Livermore sites, because the Company believes that it is not probable that a liability has been incurred as of June 30, 2007.

While the Company believes it is in compliance in all material respects with the environmental laws and regulations that apply to the Company, in the future the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could impact the Company’s operations, which may adversely impact the Company’s operating results and cash flows.  New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company’s or others’ sites or the imposition of new cleanup requirements could  also adversely impact the Company’s operations, which may adversely impact its operating results and cash flows.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. The Company was not involved in any material legal proceedings, other than the patent litigation summarized below. In the future, the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights, that require the Company to spend significant resources.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of June 30, 2007.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of June 30, 2007.

Note 10 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
			(In thousands)
Net income	$18,650	$15,281	$33,482	$26,049
Change in unrealized gain (loss) on marketable securities	(534)	(240)	(437)	(523)
Cumulative translation adjustments	(66)	113	(63)	75
Comprehensive income	$18,050	$15,154	$32,982	$25,601

Components of accumulated other comprehensive loss were as follows:

	June 30, 2007	December 30, 2006
	(In thousands)
Unrealized loss on marketable securities	$(719)	$(282)
Foreign currency translation adjustments	(25)	38
Accumulated other comprehensive loss	$(744)	$(244)

Note 11 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency exposures. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of June 30, 2007, the Company had one outstanding foreign exchange forward contract to sell 5,675,000,000 Japanese Yen on July 31, 2007 for $46,059,573 with a contract rate of 123.21. There were no unrealized gains or losses recorded at June 30, 2007.

Note 12 — Recent Accounting Pronouncements

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, prior to singulation of the wafer into individual chips. During wafer probe test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer.  Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards, which are used in the front-end manufacturing process. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived our revenues primarily from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

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

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first six months of fiscal 2007 and 2006. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to both quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

Cost of Revenues.  Cost of revenues consists primarily of manufacturing materials, compensation and manufacturing-related overhead.  In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility, which we completed in early 2006.  Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory write-downs or write-offs as cost of revenues.

We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

Research and Development.   Research and development expenses include expenses related to product development and design, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new technologies for current and new markets and new applications in the future, and to improve or advance existing technologies. We expect these expenses to scale with revenue growth.

Selling, General and Administrative.   Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives’ commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as our revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth and our worldwide expansion.

Use of Estimates.  Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventories, marketable securities, intangible assets, income taxes, warranty obligations, excess component and order cancellation costs, contingencies and litigation, and stock-based compensation.  Our estimates, which are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	47.0	47.3	47.2	48.5
Gross margin	53.0	52.7	52.8	51.5
Operating expenses:
Research and development	12.6	12.6	13.2	12.3
Selling, general and administrative	20.2	19.4	21.2	19.4
Total operating expenses	32.8	32.0	34.4	31.7
Operating income	20.2	20.7	18.4	19.8
Interest income	4.9	4.2	5.1	3.3
Other income (expense), net	(0.1)	0.4	(0.1)	(0.0)
Income before income taxes	25.0	25.3	23.4	23.1
Provision for income taxes	8.6	8.8	7.9	8.1
Net income	16.4%	16.5%	15.5%	15.0%

Three and Six Months Ended June 30, 2007 and July 1, 2006

Revenues

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$80,120	$67,269	19.1%	155,608	133,245	16.8%
Flash	20,171	17,565	14.8	36,872	24,572	50.1
Logic	13,833	7,599	82.0	23,915	15,946	50.0
Total revenues	$114,124	$92,433	23.5%	216,395	173,763	24.5%

Revenues increased 23.5% and 24.5% in the three and six months ended June 30, 2007 compared with the three and six months ended July 1, 2006. Volume increases resulting from strong market demand for our advanced wafer probe cards continued in the second quarter of fiscal 2007 due to a variety of factors, including bit and design growth as semiconductor manufacturers transition to 70 nanometer nodes and 1 Gb devices, combined with strong growth in the demand for NOR flash memory by mobile device manufacturers.

Our revenues for the three and six months ended June 30, 2007 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was driven by accelerated tooling cycles for probe cards as a result of our customers’ continued migration to 70 nanometer nodes to reduce their cost of test and improve productivity, and by demand for 1 Gb devices.  The increase in DRAM revenues was also attributable to seasonal strength in the mobile DRAM business due to increased demand for mobile and consumer applications. Approximately 76% and 66% of our DRAM revenues for the three and six months ended June 30, 2007 were derived from 80 nanometer and below technology products compared to 8% and 6% for the three and six months ended July 1, 2006.

Revenues from sales to flash memory device manufacturers increased mainly due to increased demand for our NOR flash wafer probe cards by a significant customer whose high-volume ramp resulted from the growing demand for consumer applications which utilize multi-chip packages.  Semiconductors that are integrated into multi-chip packages often benefit from increased wafer level testing to validate device performance before packaging.

Revenues from manufacturers of logic devices increased primarily due to a key customer’s ongoing transition to advanced technology nodes in both chipset application and high performance flip chip microprocessors which are used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended				Six Months Ended
	June 30, 2007	% of Revenues	July 1, 2006	% of Revenues	June 30, 2007	% of Revenues	July 1, 2006	% of Revenues
	(In thousands, except percentages)
Japan	$49,129	43.0%	$24,748	26.8%	$77,220	35.7%	$49,376	28.4%
Asia Pacific	36,949	32.4	33,081	35.8	71,960	33.2	60,878	35.0
North America	23,865	20.9	27,712	30.0	51,245	23.7	50,062	28.8
Europe	4,181	3.7	6,892	7.4	15,970	7.4	13,447	7.8
Total revenues	$114,124	100.0%	$92,433	100.0%	$216,395	100.0%	$173,763	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues.

The increase in Japan revenues for the three and six months ended June 30, 2007 as compared to the same period in the prior year was primarily due to increased mobile RAM demand directly related to implementation of 70 nanometer tooling cycles combined with increased growth in our customer base in our NOR flash and logic business. The increase in Asia Pacific was primarily due to growth in our business with Taiwan and Korean customers and their continued push for advanced probe card technology.  The decrease in revenues in North America for the three months ended June 30, 2007 compared to the same period in the prior year was primarily driven by decreased demand for NAND flash partially offset by increased demand for wafer probe cards used to test chips for consumer and mobile products.  North American revenues increased slightly for the six months ended June 30, 2007 as compared to the same periods in the prior year as a result of demand for wafer probe cards used to test chips for consumer and mobile products.  The decrease in revenues in Europe for the three months ended June 30, 2007 was primarily due to the decreased demand for one manufacturer’s DRAM devices while the increase for the six months ended June 30, 2007 resulted from increased sales to a manufacturer of DRAM devices in this region.

The following customers accounted for more than 10% of our revenues for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Elpida Memory	29.8%	18.8%	24.7%	22.5%
Hynix Semiconductor	10.2	*	12.1	*
Intel Corporation	13.4	10.4	12.6	10.6
PowerChip Semiconductor	11.7	15.2	*	17.3
Spansion	12.4	*	*	*
Micron Technologies	*	11.1%	*	*

* Less than 10% of revenues.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except percentages)
Gross margin	$60,461	$48,726	$114,165	$89,556
% of revenues	53.0%	52.7%	52.8%	51.5%

Gross margin increased for the three and six months ended June 30, 2007 compared with the three and six months ended July 1, 2006 due to increased revenues and direct labor and indirect labor productivity improvement. The labor productivity improvement was partially offset by an increase in material and warranty cost arising from the introduction of new product technology into manufacturing.  In addition, gross margin improved as a result of a lower inventory provision, which decreased to $5.8 million, or 2.7% of revenues compared to $6.0 million or 3.5% of revenues for the six months ended June 30, 2007 and July 1, 2006, respectively.  The lower inventory provision were primarily due to cycle time reductions, increase in yields and improvement in our order fulfillment process.  Stock-based compensation expense increased $0.3 million and $1.4 million for the three and six months ended June 30, 2007 compared to the same period in the prior year due primarily to increased headcount.

Research and Development

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except percentages)
Research and development	$14,384	$11,627	$28,485	$21,403
% of revenues	12.6%	12.6%	13.2%	12.3%

Research and development expenses increased in absolute dollars for the three and six months ended June 30, 2007 as compared to the same periods in the prior year primarily due to an increase in personnel costs and new technology and product development related costs.  For the three and six months ended June 30, 2007, personnel costs increased $1.2 million and $2.7 million, respectively, due to increased headcount while expenses related to new technology and product development increased $1.4 million and $4.0 million, respectively . In addition, stock-based compensation also increased $0.2 million and $0.4 million for the same periods as a result of increased headcount. We are continuing the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except percentages)
Selling, general and administrative	$23,056	$17,965	$45,984	$33,713
% of revenues	20.2%	19.4%	21.2%	19.4%

Selling, general and administrative expenses increased in absolute dollars for the three and six months ended June 30, 2007 compared to the same periods in the prior year primarily due to increases in expenses related to personnel, facilities expansion, outside legal services and travel.  For the three and six months ended June 30, 2007 personnel related costs increased by approximately $1.4 million and $4.6 million, respectively, primarily due to increased headcount.  Facilities expansion costs for the same period increased $0.2 million and $0.7 million, respectively, while combined travel, outside legal services incurred for protecting our intellectual property portfolio, and other expenses increased by approximately $2.1 million and $3.7 million, respectively.  In addition, stock-based compensation expense also increased $1.3 million and $3.2 million for the three and six months ended June 30, 2007 primarily due to increased headcount and the one-time modification charge incurred during the first quarter of fiscal 2007 resulting from the accelerated vesting of unvested stock options and restricted stock units in conjunction with the severance agreement of the Company’s former President.

Interest Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except percentages)
Interest income	$5,557	$3,889	$11,001	$5,711
% of revenue	4.9%	4.2%	5.1%	3.3%

Other income (expense), net	$(61)	$327	$(181)	$(14)
% of revenues	(0.1)%	0.4%	(0.1)%	0.0%

The increase in interest income for the three and six months ended June 30, 2007 was due to larger cash, cash equivalents and marketable securities balances and higher interest rates, resulting in higher interest income earned for the first half of fiscal 2007 as compared to the first half of fiscal 2006. Cash, cash equivalents, restricted cash and marketable securities increased to $528.4 million at June 30, 2007 compared with $432.9 million at July 1, 2006. Other income (expense), net for the three and six months ended June 30, 2007 and July 1, 2006 was mainly comprised of foreign currency gains (losses), primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands, except percentages)
Provision for income taxes	$9,867	$8,069	$17,034	$14,088
Effective tax rate	34.6%	34.6%	33.7%	35.1%

Our effective tax rate was 34.6% and 33.7% for the three and six months ended June 30, 2007 compared to 34.6% and 35.1% for the three and six months ended July 1, 2006.  The effective tax rate for the three months ended June 30, 2007 remained consistent with the same period in the prior year and decreased for the first half of fiscal 2007 compared to the first half of fiscal 2006 primarily due to the reinstatement of the federal research and development tax credit in December 2006 offset by the elimination of the Extraterritorial Income tax benefit which expired after December 2006.

We anticipate our effective rate for the remainder of 2007 to be approximately 39%, not including the effect of employee’s disqualifying dispositions of stock based awards which are recognized in the quarter these dispositions occur.  In the second half we will begin funding part of our research and development investments out of Singapore as we expand our operations there. We expect these investments by our Singapore subsidiary will generate losses for the remainder of the year.  Generally, these losses could be carried forward and offset future Singapore taxable profits, but due to the favorable tax exempt status granted to us, these losses will not reduce future taxes.  Therefore, these losses do not provide a current tax benefit to our tax provision.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 30, 2006. There have been no changes to our critical accounting policies since December 30, 2006, other than with respect to income taxes.

Accounting for Income Taxes. We adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption therefore, we did not record any adjustments as of the adoption date.  In addition, consistent with the provisions of FIN 48, we reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.  At the adoption date of December  31, 2006, we had $16.7 million of total gross unrecognized tax benefits, of which $14.0 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax liability together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of income and the period over which our deferred tax assets would be recoverable. While management has considered taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period.

Given our increasing levels of profitability, we concluded that it is more likely than not that we will be able to realize all of our U.S. deferred tax assets.  For the deferred tax asset resulting from non-U.S. net operating losses we have concluded that it is more likely than not that this asset will not be utilized and therefore, we have recorded a full valuation allowance for those deferred tax assets.

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

Liquidity and Capital Resources

As of June 30, 2007, we had $526.2 million in cash, cash equivalents and marketable securities compared to $492.4 million as of December 30, 2006.

Net cash provided by operating activities was $40.0 million and $41.3 million for the six months ended June 30, 2007 and July 1, 2006, respectively. Net cash provided by operating activities decreased as a result of an increase in accounts receivable and inventory balances as well as the impact of non-cash items, primarily depreciation and amortization expense, deferred income taxes and stock-based compensation.  Increases in accrued income tax payable and accounts payable also contributed to the overall decrease in net cash provided by operating activities.

Accounts receivable increased by $24.0 million for the six months ended June 30, 2007 compared with $0.9 million for the six months ended July 1, 2006, respectively, due to an increase in worldwide sales and timing of shipments to customers. Our days sales outstanding from receivables, or DSO, improved to 41 days at June 30, 2007 compared to 44 days at July 1, 2006, respectively.

Inventories increased $13.2 million and $11.2 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in inventories was a result of increased volume in business and the expected strong demand for our products in the third quarter of fiscal 2007.

Net cash used in investing activities was $63.1 million for the six months ended June 30, 2007 compared with net cash provided by investing activities of $0.3 million for the six months ended July 1, 2006.  Capital expenditures were $30.6 million for the six months ended June 30, 2007 and $18.6 million for the six months ended July 1, 2006. Cash used in the acquisition of property and equipment resulted primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology.  In addition, the decrease in purchases and increase in sales and maturities of marketable securities contributed to net cash used in investing activities for the six months ended June 30, 2007.

We expect capital expenditures for fiscal 2007 to increase from our target of 12% of revenues to a range of 13% to 14% of revenues.  This increase is expected to continue into fiscal 2008, depending on our revenue growth, primarily as a result of the expansion of our manufacturing operations in Singapore and the related building design, construction and equipment costs that we expect to incur.  In the third quarter of fiscal 2007, we signed a 30-year prepaid land lease offer for our Singapore manufacturing facility.  We are moving forward with the design and construction of our new facility.  The land lease is classified as an operating lease and the prepayment of approximately $7.0 million will be amortized over the term of the land lease.

Net cash provided by financing activities was $25.6 million for the six months ended June 30, 2007 compared with $197.4 million for the six months ended July 1, 2006. Net cash provided by financing activities for the six months ended June 30, 2007 was primarily attributable to $17.0 million of net proceeds from the exercise of stock options and $3.1 million received from the January 2007 ESPP purchase.  Net cash provided by financing activities for the six months ended July 1, 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering completed in March 2006 as well as $7.1 million of net proceeds received from the exercise of employee stock options combined with proceeds from the January 2006 ESPP purchase. Tax benefits related to the exercise of stock options during the six months ended June 30, 2007 were $5.5 million compared to $6.6 million for the six months ended July 1, 2006.

We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the cost of increasing manufacturing capacity to meet projected demand, including our expansion plans in Singapore and the requirements of any potential investments in, or acquisitions of, complementary businesses, products or technologies that we may enter into in the future.  Depending upon our future capital requirements, we may  seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Commitments

Income Taxes.  As of June 30, 2007, our unrecognized tax benefits amounted to $16.2 million and are classified as deferred and other long-term tax liabilities on our condensed consolidated balance sheets.  As of June 30, 2007, the settlement period for our income tax liabilities cannot be determined, however it is not expected to be due within the next twelve months.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007 we are not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, “Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we adopted in the first quarter of fiscal 2007.  See Note 8 — Income Taxes of the Notes to Unaudited Condensed Consolidated Financial Statements for additional information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our investment portfolio includes fixed-income securities with a fair value of approximately $240 million at June 30, 2007. These securities are subject to interest rate risk and will decline in value if interest rates increase.  While an increase in interest rates reduces the fair value of the investment portfolio, we will not realize the losses in the condensed consolidated statement of income unless the individual fixed-income securities are sold prior to recovery or the loss is determined to be other-than-temporarily impaired.

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion of, but not all, existing foreign currency denominated amounts.  Gains and losses on these contracts are generally recognized in income.  Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes. Net foreign currency gains and losses were not material for the three and six months ended June 30, 2007 and July 1, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of June 30, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, there have been no such changes in our internal control over financial reporting during the second quarter of fiscal 2007.

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

We disclosed the risk factors below in our Annual Report on Form 10-K for the year ended December 30, 2006. We have updated these risk factors to reflect changes for the second quarter of fiscal 2007.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended June 30, 2007 and July 1, 2006, sales to manufacturers of DRAM devices accounted for 70.2% and 72.8%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 12.1% and 8.2%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 17.7% and 19.0%, respectively, of our revenues.  For the six months ended June 30, 2007 and July 1, 2006, sales to manufacturers of DRAM devices accounted for 71.9% and 76.7%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 11.1% and 9.2%, respectively, of our revenues, and sales  to manufacturers of flash memory devices accounted for 17.0% and 14.1%, respectively. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market.  We also need to successfully qualify and introduce into commercial volume our DRAM and flash wafer probe card products incorporating our Harmony architecture.  To the extent that we are unable to do so, or if we are not able to deliver timely our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results.

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

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period.  Five customers accounted for 77.5% of our revenues for the three months ended June 30, 2007 and three customers accounted for 49.4% of our revenues for the six months ended June 30, 2007.  In the three and six months ended July 1, 2006, four customers accounted for 55.5% and 58.9% of our revenues, respectively.  Our ten largest customers accounted for 92.2% and 92.7%, respectively, of our revenues in the three and six months ended June 30, 2007 and 87.5% and 88.7%, respectively of our revenues in the three and six months ended July 1, 2006. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 79.1% and 76.3%, respectively, for the three and six months ended June 30, 2007 and 70.0% and 71.2%, respectively for the three and six months ended July 1, 2006. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

We may not obtain the tax and other benefits that we anticipate through the expansion of our manufacturing operations into Singapore, which could negatively impact our operating results.

We have intiated the first phase of our company’s global manufacturing expansion in Singapore. Our decision to build back-end assembly and test followed by front-end wafer manufacturing in Singapore is primarily based upon the tax and other benefits that we believe are obtainable by operating in that country. These benefits include favorable tax exempt status granted by the Singapore government, subject to meeting certain conditions, as well as lower qualified technical personnel labor costs. However, if we do not fulfill the conditions for our granted tax status for any reason, we may not obtain the full tax benefits, the tax benefits could lapse and any future tax benefits that we may seek may not be granted. Consequently, our effective corporate income tax rate may not decrease as we expect but instead, may remain approximately the same or increase. In addition, the other benefits of operating in Singapore may not materialize. The inability to obtain the anticipated tax and other benefits through our Singapore expansion could negatively impact our operating results.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our 2007 Annual Meeting of Stockholders on May 17, 2007 at our corporate headquarters at 7005 Southfront Road, Livermore, California  94551. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect the following nominees as the three Class I directors to our board of directors, each to serve on our board of directors until his successor has been elected and qualified or until his earlier death, resignation or removal:

Nominee	For	Withheld
Dr. Thomas J. Campbell	31,237,340	14,297,131
Dr. Igor Y. Khandros	45,067,351	467,120
Lothar Maier	45,066,297	468,174

Our board of directors consists of seven members and is divided into three classes – Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders.

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 29, 2007:

For	Against	Abstain	Broker Non- Votes
45,519,180	13,181	2,110	0

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	2002 Employee Stock Purchase Plan, as amended				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

Ron C. Foster
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

August 6, 2007

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	2002 Employee Stock Purchase Plan, as amended				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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