Form 10-K/A
period 2006-12-30
FORMFACTOR INC
filed 2007-11-13
CIK 1039399

QuickLinks -- Click here to rapidly navigate through this document

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
7005 Southfront Road, Livermore, California 94551 (Address of principal executive offices, including zip code)
(925) 290-4000 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.    ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

        Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2006 as reported by NASDAQ Global Market (formerly the NASDAQ National Market) on that date: $1,672,221,253. Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 20, 2007 was 47,644,347 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 30, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K/A, the Proxy Statement is not deemed to be filed as a part of this Form 10-K/A.

EXPLANATORY NOTE

        FormFactor, Inc. (the "Company") previously announced its intention to restate its consolidated financial statements for the year ended December 30, 2006 including each of the fiscal quarters for that year, and for the first two quarters of fiscal 2007. The Company is filing this Annual Report on Form 10-K/A (the "Form 10-K/A") for the year ended December 30, 2006 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the year ended 2006.

        The Company has completed a review of its historical practices with respect to inventory valuation. That review indicated that during fiscal 2006 and the first half of fiscal 2007 it did not consistently follow its accounting policies for valuing inventory. The Company's review indicates that the failure to adhere consistently to Company accounting policies for inventory valuation was limited to a small number of employees. The Audit Committee of the Board of Directors has determined that senior management was not aware of the noncompliance. The Company is implementing revised procedures designed to prevent a recurrence of the problem. For more information on these matters, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", Note 2 of the Notes to the Consolidated Financial Statements, and Item 9A, "Controls and Procedures".

        This Form 10-K/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part II, Items 6, 7, 8 and 9A. Except as identified in the prior sentence, no other items included in the original Form 10-K have been amended, and such items remain in effect as of the filing date of the original Form 10-K. Additionally, this Form 10-K/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

FORMFACTOR, INC.

Form 10-K/A for the Fiscal Year Ended December 30, 2006

Index

        FormFactor, the FormFactor logo and its product and technology names, including MicroSpring, MicroForce, MicroLign, TRE and Harmony, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K/A are the property of their respective owners.

        Throughout this Annual Report on Form 10-K/A, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," the "Company," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended December 25, 2004, December 31, 2005, and December 30, 2006.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology. The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K/A are based upon information available to us as of the filing date of this Annual Report on Form 10-K/A. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A: Risk Factors" and elsewhere in this Form 10-K/A. You should carefully consider the numerous risks and uncertainties described in such section.

PART I

Item 1:    Business

        We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer probe test on the whole wafer in the front end of the semiconductor manufacturing process. We introduced our first wafer probe card based on our MicroSpring interconnect technology in 1995. We offer products and solutions that are custom designed for semiconductor manufacturers' unique wafer designs and enable them to reduce their overall cost of test.

        In fiscal 2006, we benefited from semiconductor manufacturers' strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies for certain wafer test applications. Applications such as mobile RAM and graphic RAM, the transition to 90 and sub-90 nanometer technology process nodes and Double Data Rate II, or DDR II, architecture contributed to our overall dynamic random access memory, or DRAM, revenue growth, while new customers and new products, such as our NF150 product, fueled NOR and NAND flash growth, respectively. Logic revenues grew as a result of significant order increases from a significant customer. The transition to our new manufacturing facility in Livermore, California, which we completed in 2006, enabled significant gains in factory productivity, yields and on-time deliveries. These improvements resulted in increased capacity and improved gross margins and operating margins.

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

        Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of our wafer probe cards that come into physical, contact with the devices being tested, and are manufactured using proprietary micro-machining semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer's particular application.

        Our wafer probe cards are custom products that are designed to order for our customers' unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology enables probe cards for certain applications to be populated with over 50,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 50 mm × 50 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously, in combination with complex multi-layer printed circuit boards that we have designed. Our current DRAM contacting technology allows our burn-in products to contact over 700 DRAM chips in parallel. Our current flash contacting technology allows our wafer probe cards to contact up to 796 flash chips in parallel.

        We have invested and intend to continue to invest considerable resources in our wafer probe card design tools and processes. These tools and processes enable automated routing and trace length adjustment within our printed circuit boards and greatly enhance our ability to rapidly design and lay out complex printed circuit board structures. Our proprietary design tools also enable us to design wafer probe cards particularly suited for testing today's low voltage, high power chips. Low voltage, high frequency chips require superior power supply performance. Our MicroSpring interconnect technology is used to provide a very low inductance, low resistance electrical path between the power source and the chip under test.

        In 2006, we delivered our first one touchdown NAND flash probe cards incorporating our proprietary "Harmony" architecture for wafer probe cards. Our Harmony architecture addresses some of the significant challenges presented by the future demands of single touchdown wafer probing and very high parallelism wafer test, and we believe will be a key building block for our future generations of large area array flash, DRAM, wafer level burn-in and high frequency probing solutions.

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

        Our many spring shapes, different geometrically-precise tip structures, various array sizes and diverse printed circuit board layouts enable a wide variety of solutions for our customers. Our designers select the most appropriate of these elements, or modify or improve upon such existing elements, and integrate them with our other technologies to deliver a custom solution optimized for the customer's requirements.

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

Manufacturing

        Our wafer probe cards are custom products that we design to order for our customers' unique wafer designs. We manufacture our products at our new facility located in Livermore, California, with some manufacturing functions continuing at our old facility, which is also located in Livermore. We completed the transition to our new manufacturing facility in fiscal 2006. We are establishing a facility for assembly and test and back-end manufacturing of our products in Singapore.

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

Sales and Marketing

        We sell our products utilizing a proprietary sales model that emphasizes the customer's total cost of ownership as it relates to the costs of test. With this sales model, we strive to demonstrate how test costs can be reduced by simulating the customer's test floor environment, including testers and probers, utilizing our products and comparing the overall cost of test to that of conventional wafer probe cards.

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

        We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.

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

        While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could adversely impact our operations, which would have a negative effect on our operating results and cash flows.

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

        For a description of the material intellectual property-related disputes in which we are involved, see "Item 3: Legal Proceedings".

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

        The public may also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as FormFactor, that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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

Item 1A:    Risk Factors

        You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K/A, in evaluating FormFactor and our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

  •
  seasonality, principally due to our customers' purchasing cycles; and

  •
  market conditions in our industry, the semiconductor industry and the economy as a whole.

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

        We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes for us to design and manufacture our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. We have incurred substantial costs, and may incur additional costs as we increase capacity and yields at our new manufacturing facility, which could negatively impact our gross margin. Similar start up costs and negative impact may occur if we modify our manufacturing processes to implement new manufacturing technologies, methods and processes and purchase new equipment. We could experience manufacturing delays and inefficiencies as we pursue increased capacity and yields at our new manufacturing facility, and when we refine new manufacturing technologies, methods and processes, implement them in volume production and qualify them with customers, which could cause our operating results to decline. The risk of encountering delays or difficulties increases as we manufacture more complex products. In addition, if demand for our products continues to increase, we will need to further expand our operations to manufacture sufficient quantities of products without increasing our production times or our unit costs. As a result of such expansion, we could be required to purchase new equipment, upgrade existing equipment, develop and implement new manufacturing processes and hire additional technical personnel. Further, new or expanded manufacturing facilities could be subject to qualification by our customers. We have experienced and may continue to experience certain difficulties in expanding our operations to manufacture our products in volume on time and at acceptable cost. For example, despite bringing on line our new manufacturing facility in early 2006, we experienced difficulties in fulfilling all of our customers' orders in a timely fashion. This increases our vulnerability to our competitors and increases the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. Any continued difficulties in expanding our manufacturing operations could cause additional product delivery delays and lost sales. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

        We must continue to innovate and to invest in research and development to improve our competitive position and to meet the needs of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers, and on our ability to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of recent trends driving demand for technological research and development include semiconductor manufacturers' transitions to 110 nanometer, 100 nanometer, 90 nanometer, 80 nanometer and 70 nanometer technology nodes, to 512 megabit density devices, and to Double Data Rate II, or DDR II, architecture devices. By further example, the anticipated transition to Double Data Rate III, or DDR III, architecture devices will be a technological change for the semiconductor industry. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

        A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Three customers accounted for 47.3% of our revenues in fiscal 2006, and four customers accounted for 72.8% and 64.8% of our revenues in fiscal 2005 and 2004, respectively. In fiscal 2006 and 2005, our ten largest customers accounted for 89.6% and 95.3%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers' operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our agreements with our customers do not contain minimum purchase commitments, and our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

        Spirox Corporation, our distributor in Singapore, Philippines, Malaysia and China, and our distributor in Taiwan through October 17, 2005, provides a portion of our revenues. Sales to Spirox in fiscal 2006 and fiscal 2005 accounted for 1.6% and 23.0%, respectively, of our revenues. Spirox also provides customer support. We currently rely on one independent sales representative to assist us in the sale of our products in parts of Europe. The reduction in the sales or service efforts or financial viability of our distributor and/or sales representative, or deterioration in, or termination of, any part of our relationship with our distributor and/or sales representative could cause the loss of sales from existing customers or impair our ability to obtain new customers. In addition, it could harm our ability to support our customers in the distributor's territory. If we are required to establish alternative sales channels in the region through a different distributor or through an independent sales representative, or if we make the decision to sell direct into the region as we, for example, have undertaken in Taiwan, it could consume substantial time and resources, decrease our revenues and increase our expenses.

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

        Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers' relatively short cycle time requirements. We, for example, have lost sales in the past where we were unable to meet a customer's schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales.

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

        In addition, if any of our products fails to meet specifications or has reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns or warranty costs and the loss of existing customers or the failure to attract new customers. Our customers use our products with test equipment and software in their manufacturing facilities. Our products must be compatible with the customers' equipment and software to form an integrated system. If the system does not function properly, we could be required to provide field application engineers to locate the problem, which can take time and resources. If the problem relates to our wafer probe cards, we might have to invest significant capital, manufacturing capacity and other resources to correct it. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

If our ability to forecast demand for our products deteriorates, we could incur higher inventory losses than we currently experience.

        Each semiconductor chip design requires a custom wafer probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers' short delivery time requirements, we often design, procure materials and, at times, produce our products in anticipation of demand for our products rather than in response to an order. Due to the uncertainty inherent in forecasts, we are, and expect to continue to be, subject to inventory risk. If we do not obtain orders as we anticipate, we could have excess inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs.

From time to time, we might be subject to claims of infringement of other parties' proprietary rights which could harm our business.

        In the future, as we have in the past, we might receive claims that we are infringing intellectual property rights of others. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in a license, and asserting that we need a license, to certain of their intellectual property. For example, we received such a communication from Microelectronics and Computer Technology Corporation in October 2001, with a follow-up letter in January 2002, inquiring about our interest in acquiring a license to certain of their patents and technology. We also received a letter from IBM Corporation in February 2002, with a follow-up letter in August 2003, inquiring about our interest and need to acquire a license to IBM patents and technology related to high density integrated probes. We have not engaged in a dialog with Microelectronics and Computer Technology Corporation. We have engaged in a dialog with IBM Corporation regarding our companies' respective intellectual property portfolios and technologies, and anticipate that this dialog will continue. In August 2002, subsequent to our initiating correspondence with Japan Electronic Materials Corporation regarding the scope of our intellectual property rights and the potential applicability of those rights to certain of its wafer probe cards, Japan Electronic Materials Corporation offered that precedent technologies exist as to one of our foreign patents that we had identified, and also referenced a U.S. patent in which it stated we might take interest.

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

        We might be required to spend significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. For example, in connection with our litigation with Phicom Corporation, one of our competitors, on or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the rulings are Nos. 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly," and 399,210, entitled "Probe Card Assembly", both of which had previously been upheld by the Korean Intellectual Property Office when it dismissed validity challenges in their entirety. On or about February 9, 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same". On or about June 15, 2006, the Korea Patent Court issued a ruling upholding the validity of all the claims of our Korean Patent No. 252,457. The Company has appealed to the Korea Supreme Court the adverse decision on its Patent No. 278,342, 399,210 and 324,064; Phicom has appealed the June 15 ruling on Korea Patent No. 252,457 to the Korea Supreme Court. The outcome of any appeal of the rulings can not be definitively predicted, but will result in our incurring additional legal fees and expenses; which most likely will be material. See the "Legal Proceedings" section of this Form 10-K/A for a description of the infringement actions we have brought against Phicom and against Micronics Japan Co., Ltd. and the invalidity proceedings that Phicom and other third parties are pursuing against certain of our patents.

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

        While we have made no acquisitions of businesses, products or technologies in the past, we may make acquisitions of complementary businesses, products or technologies in the future. Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, and might not be successful. Future acquisitions could divert our management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

As part of our sales process, we could incur substantial sales and engineering expenses that do not result in revenues, which would harm our operating results.

        Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that our customers require to evaluate and qualify our wafer probe cards is typically between three and 12 months and sometimes longer. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our wafer probe cards and developing wafer probe cards customized to the potential customer's needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer. For example, many semiconductor designs never reach production, including designs for which we have expended design effort and expense. In addition, prospective customers might decide not to use our wafer probe cards. The length of time that it takes for the evaluation process and for us to make a sale depends upon many factors including:

  •
  the efforts of our sales force and our distributor and independent sales representatives;

  •
  the complexity of the customer's fabrication processes;

  •
  the internal technical capabilities of the customer; and

  •
  the customer's budgetary constraints and, in particular, the customer's ability to devote resources to the evaluation process.

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

        These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that would have a negative effect on our operating results and cash flow.

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

  •
  provide that directors may only be removed "for cause" and only with the approval of 66 2/3% of our stockholders;

  •
  require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

  •
  authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

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

Item 3:    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of the Annual Report on Form 10-K, filed on February 22, 2007, we were not involved in material legal proceedings, other than patent litigation as set forth below. In the future we may become parties to additional legal proceedings which require us to spend significant resources including proceedings designed to protect our intellectual property rights.

        On February 24, 2004, we filed in the Seoul Southern District Court, located in Seoul, South Korea, two separate complaints against Phicom Corporation, a Korean corporation, alleging infringement of a total of four Korean patents issued to us. One complaint alleges that Phicom is infringing our Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," and 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same". The other complaint alleges Phicom is infringing our Korean Patent Nos. 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly," and 399,210, entitled "Probe Card Assembly". Both complaints seek injunctive relief. The court actions are part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology.

        On or about March 19, 2004, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court.

        On or about October 27, 2005, the Korean Patent Court issued rulings holding invalid certain claims of two of our Korean patents. The two Korean patents affected by the decisions are Nos. 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly," and 399,210, entitled "Probe Card Assembly". We are appealing these decisions to the Korean Supreme Court. We are also continuing our enforcement action against Phicom under these patents in the Seoul Southern District Court, including alleging infringement of certain claims from the patents that were not addressed by the Korean Patent Court decisions.

        On or about February 9, 2006, the Korean Patent Court invalidated ten claims of our Korean Patent No. 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same," but did not address some sixty-one other claims of the 324,064 patent that were not before the Patent Court. We are appealing the decision on our Korean Patent No. 324,064 to the Korean Supreme Court. On or about June 15, 2006, the Korean Patent Court issued a decision upholding the validity of all of the claims of our Korean Patent No. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates." Phicom has appealed this ruling on our Korean Patent No. 252,457 to the Korean Supreme Court. We are also continuing our enforcement action against Phicom under both Korean Patent Nos. 252,457 and 324,064 in the Seoul Southern District Court, including certain claims from Korean Patent No. 324,064 that were not addressed by the Korean Patent Court decision.

        On or about August 7, 2006 we filed in the Seoul Central District Court, located in Seoul, South Korea, two actions against Phicom alleging infringement of certain claims of our Korean Patent No. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates." The actions include an "injunction" action, which seeks preliminary injunctive relief, and a "merits" action. For each and all of the actions pending in the Seoul Southern District Court and the Seoul Central District Court, Phicom is asserting defenses to our claims. On or about February 8, 2007, the Seoul Central District Court denied our request for preliminary injunctive relief. Our patent infringement "merits" action in the Seoul Central District Court is continuing.

        On March 4, 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that Phicom has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly", U.S. Patent No. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same", U.S. Patent No. 6,624,648, entitled "Probe Card Assembly" and U.S. Patent No. 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates". Three of the patents at issue in the U.S. are substantially similar to those at issue in our litigation with Phicom in Korea. On or about August 2, 2005, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. On or about December 22, 2006, we filed an amended complaint against Phicom in the same Oregon district court. The amended complaint alleges, in addition to the four above-identified US patents, that Phicom is infringing U.S. Patent No. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements," and U.S. Patent No. 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." On or about January 30, 2007, Phicom answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. On or about February 7, 2006, the District Court issued a scheduling order as jointly proposed by the parties that culminates in a pretrial conference in or about Fall 2007, followed by a two to four week trial at a date to be set by the Court. As of the filing date of the Annual Report on Form 10-K, filed on February 22, 2007, discovery had begun and the parties had exchanged written preliminary contentions regarding infringement and validity.

        On or about November 19, 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan Co., Ltd. ("MJC") charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards. The complaint in this action alleges that MJC has incorporated our proprietary technology into its products and seeks both injunctive relief and monetary damages. The U.S. patents identified in the complaint are U.S. Patent No. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same", U.S. Patent No. 6,509,751, entitled "Planarizer for a Semiconductor Contactor", U.S. Patent No. 6,624,648, entitled "Probe Card Assembly" and U.S. Patent No. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements." On or about January 18, 2007, MJC answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether MJC is infringing those patents.

        We have incurred and could in the future incur material legal expenses in connection with these legal proceedings.

        One or more third parties have initiated challenges in foreign patent offices against other of our patents. For example, on or about October 6, 2004, MJC filed an invalidation proceeding with KIPO relating to our Korean Patent No. 312,872. After briefing, KIPO dismissed the challenge and upheld the validity of all of the claims of our Korean Patent No. 312,872. The matter was appealed by MJC to the Korean Patent Court, which rendered a decision finding invalid all of the claims of Korean Patent No. 312,872, We have appealed this decision to the Korean Supreme Court. MJC also filed a new proceeding in KIPO challenging the validity of our Korean Patent No. 312,872 patent. On or about April 22, 2005, an action was filed by MJC with KIPO against our Korean Patent No. 467,997. On or about November 1, 2006, KIPO dismissed MJC's challenge and upheld all of the claims of our Korean Patent No. 467,997. By way of further example, challenges against four of our Taiwan patents, Taiwan Patent Nos. 83,716 (two challenges), 189,155, 198,158 and 121,535, have been filed in the Taiwan Intellectual Property Office, or TIPO. TIPO has not issued rulings in any of the validity challenge proceedings. While we believe that we do not have a material monetary damages exposure in these various invalidity proceedings, it is possible we will incur material attorneys' fees in defending our intellectual property at issue in these challenges.

Item 4:    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is listed on the Nasdaq Global Market under the symbol "FORM". The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

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

Equity Compensation Plans

        The following table sets forth certain information, as of December 30, 2006, concerning securities authorized for issuance under all equity compensation plans of our company:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation plans approved by our stockholders(1)(2)	7,118,946	$24.39	3,390,293
Equity compensation plans not approved by our stockholders	—	—	—
Total:	7,118,946	$24.39	3,390,293

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

Item 6:    Selected Financial Data

        The following selected consolidated financial data are derived from our consolidated financial statements. The selected financial data for the year ended December 30, 2006 has been restated to reflect corrections that are further described in Note 2 "Restatement of Financial Statements" to our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Dec. 30, 2006(1)	Dec. 31, 2005(2)	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002
	As restated

	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$369,213	$237,495	$177,762	$98,302	$78,684
Cost of revenues	184,087	130,102	90,785	50,541	39,882

Gross margin	185,126	107,393	86,977	47,761	38,802
Operating expenses
Research and development	46,608	28,348	20,643	16,462	15,300
Selling, general and administrative	71,540	43,744	30,221	20,701	18,336

Total operating expenses	118,148	72,092	50,864	37,163	33,636

Operating income	66,978	35,301	36,113	10,598	5,166
Interest income, net	15,183	4,282	2,450	1,003	729
Other income (expense), net	204	(1,091)	500	563	(87)

Income before income taxes	82,365	38,492	39,063	12,164	5,808
Provision (benefit) for income taxes	25,148	8,310	13,885	4,649	(3,558)

Net income	57,217	30,182	25,178	7,515	9,366
Preferred stock dividend	—	—	—	(2,340)	(5,272)
Amount allocated to participating preferred stockholders	—	—	—	(10)	(3,479)

Net income available to common stockholders	$57,217	$30,182	$25,178	$5,165	$615

Net income per share available to common stockholders:
Basic	$1.27	$0.76	$0.67	$0.25	$0.14
Diluted	$1.21	$0.73	$0.63	$0.19	$0.10
Weighted-average number of shares used in per share calculations:
Basic	45,172	39,547	37,647	21,012	4,413
Diluted	47,193	41,590	40,054	29,280	5,906
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$492,394	$211,608	$191,483	$179,270	$34,343
Working capital	517,218	232,110	205,105	190,844	40,641
Total assets	694,473	381,361	302,566	239,236	77,955
Long-term debt, less current portion	—	—	—	—	625
Redeemable convertible preferred stock and warrants	—	—	—	—	65,201
Deferred stock based compensation, net	—	(2,495)	(5,413)	(7,902)	(10,782)
Total stockholders' equity (deficit)	614,041	317,789	265,175	215,014	(4,604)

(1)
Includes the impact of our adoption of SFAS No. 123(R) effective January 1, 2006. For additional information, refer to Note 7 (Stock-Based Compensation) to our consolidated financial statements which are included elsewhere herein.

(2)
The third quarter of fiscal 2005 was impacted by certain discrete transactions, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the "Note Regarding Forward-Looking Statements" that appears earlier in this Annual Report on Form 10-K/A. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A: Risk Factors" and elsewhere in this Annual Report on Form 10-K/A.

Overview

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this amended annual report on Form 10-K/A, and gives effect to the restatement of our consolidated financial statements as discuss in Note 2 "Restatement of Financial Statements" to the consolidated financial statements.

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

        We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry's first memory wafer probe card capable of testing up to 32 devices in parallel. Our revenues increased from $1.1 million in fiscal 1995 to $369.2 million in fiscal 2006.

        We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to severe fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop, the technology transitions involved in these designs and our customers' production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.

        In fiscal 2006, we benefited from semiconductor manufacturers' strong demand for our products as they continued to replace conventional probe cards with our advanced wafer test technologies. Applications such as mobile RAM and graphic RAM, the transition to 90 and sub-90 nanometer technology process nodes and Double Data Rate II, or DDR II, architecture contributed to our overall DRAM revenue growth, while new customers and new products, such as our NF150 product, fueled NOR and NAND flash growth, respectively. Logic revenues grew as a result of significant order increases from a major customer. The transition to our new manufacturing facility in Livermore,

California, which we completed in 2006, enabled significant gains in factory productivity, yields and on-time deliveries. These improvements resulted in increased capacity and improved gross margins and operating margins.

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

        Revenues.    We derive substantially all of our revenues from product sales of wafer probe cards. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers' products are sold. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

        Selling, General and Administrative.    Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as revenues increase, and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth.

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

        We believe that the following are critical accounting policies:

        Note 3 of Notes to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of our consolidated financial statements.

        Revenue Recognition.    Under Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," (SAB 104), we recognize revenue when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured.

        Revenues from product sales to customers are recognized upon shipment or delivery depending upon the terms of sale and reserves are provided for estimated allowances.

        In multiple element arrangements, we follow the guidance in EITF 00-21, "Revenue Arrangements with Multiple Deliverables," to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting based on verifiable objective evidence of fair value using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB 104).

        We offer product maintenance and repair arrangements to our customers that are accounted for in accordance with FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts". Amounts due from customers under these arrangements are initially recorded as deferred revenues. The fees are recognized as revenue on a straight-line basis over the service period and related costs are recorded as incurred.

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

        Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

        Accounting for Income Taxes.    We account for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance.

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

        Stock-Based Compensation.    Effective January 1, 2006, we implemented SFAS 123 (R) with regard to equity based compensation. As such, we began accounting for stock options and shares issued under our employee stock purchase plan ("ESPP") under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares are estimated using a Black-Scholes option valuation model. This model requires us to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the additional paid-in capital pool ("APIC pool") to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation." Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

        We have elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board ("FASB") Staff Position No. FAS 123 (R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R).

Results of Operations

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
	As restated

Revenues	100.0%	100.0%	100.0%
Cost of revenues	49.9	54.8	51.1

Gross margin	50.1	45.2	48.9
Operating expenses:
Research and development	12.6	11.9	11.7
Selling, general and administrative	19.4	18.4	16.9

Total operating expenses	32.0	30.3	28.6
Operating income	18.1	14.9	20.3
Interest income, net	4.1	1.8	1.4
Other income (expense), net	0.1	(0.5)	0.3

Income before income taxes	22.3	16.2	22.0
Provision for income taxes	6.8	3.5	7.8

Net income	15.5%	12.7%	14.2%

Fiscal Years Ended December 30, 2006 and December 31, 2005

Revenues

	Fiscal 2006	Fiscal 2005	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$272,153	$182,828	$89,325	48.9%
Flash	58,162	31,640	26,522	83.8
Logic	38,898	23,027	15,871	68.9

Total revenues	$369,213	$237,495	$131,718	55.5%

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

Revenue by Geographic Region

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	(In thousands)
North America	$109,037	29.5%	$81,214	34.2%
Europe	25,965	7.0	22,746	9.6
Japan	110,767	30.0	62,181	26.2
Asia Pacific	123,444	33.5	71,354	30.0

Total revenues	$369,213	100.0%	$237,495	100.0%

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

Gross Margin

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	As restated	As restated

	(In thousands)
Gross margin	$185,126	50.1%	$107,393	45.2%

        The increase in gross margin in fiscal 2006 compared with fiscal 2005 was primarily due to factory productivity, yield improvements and product mix enabling revenue growth, which in turn improved gross margin percentage. The productivity gains and yield improvements were facilitated by the successful completion of the transition to our new factory early in fiscal 2006. Excess custom probe card inventories increased inventory write-downs to $17.6 million or 4.8% of revenues in fiscal 2006, compared to $10.9 million or 4.6% in fiscal 2005. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead-times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for fiscal 2006 includes additional stock based compensation expense of $4.3 million, or 1.2% of revenue, due to the adoption of FAS 123(R) in the first quarter of fiscal 2006. Fiscal 2005 was impacted by factory start up costs of $12.2 million, or 5.1% of revenues.

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

Provision for Income Taxes

	Fiscal 2006	Annual Effective Tax Rate	Fiscal 2005	Annual Effective Tax Rate
	As restated	As restated

	(In thousands)
Provision for income taxes	$25,148	30.5%	$8,310	21.6%

        Our annual effective tax rate for fiscal 2006 and 2005 was 30.5% and 21.6%, respectively. The increase in the tax rate between fiscal 2006 and fiscal 2005 was primarily due to non-deductible stock based compensation expense resulting from the adoption of SFAS No. 123 (R) in 2006, as well as a $3.0 million benefit recorded in the third quarter of fiscal 2005 related to a research and development tax credit study. In addition, our tax provisions for both 2006 and 2005 benefited from the expiration of the statute of limitations for certain previously provided tax reserves.

Fiscal Years Ended December 31, 2005 and December 25, 2004

Revenues

	Fiscal 2005	Fiscal 2004	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$182,828	$124,329	$58,499	47.1%
Flash	31,640	38,953	(7,313)	(18.8)
Logic	23,027	14,480	8,547	59.0

Total revenues	$237,495	$177,762	$59,733	33.6%

        Revenues increased 34% in fiscal 2005 compared to fiscal 2004. Markets for our customers grew robustly, as the convergence of new applications for advanced chips, combined with technology and production capability, is increasing bit demand for our customers' products. As a result, the advanced wafer probe card market grew rapidly in 2005, as new market forces and our enabling technologies accelerated demand. Continuing strength in mobile and consumer applications like mobile RAM, the transition to 90 nanometer technologies and below, as well as the transition to DDR II architecture contributed to the overall growth in revenues.

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

Revenue by Geographic Region

	Fiscal 2005	% of Revenues	Fiscal 2004	% of Revenues
	(In thousands)
North America	$81,214	34.2%	$63,624	35.8%
Europe	22,746	9.6%	23,721	13.3
Japan	62,181	26.2%	45,384	25.5
Asia Pacific	71,354	30.0%	45,033	25.4

Total revenues	$237,495	100.0%	$177,762	100.0%

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

        Inventories were $18.9 million (as restated), $18.4 million, and $11.2 million as of December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The increase in inventories is the result of increased volume in business and strong demand for our products. Net inventory turns were 9.3 (as restated), 8.8 and 9.3 in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, we anticipate adopting this standard as of January 1, 2008.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the benefit of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we will adopt FIN 48 at the beginning of fiscal 2007. We are currently evaluating the impact of this interpretation on our consolidated financial statements.

        In July 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)." The adoption of EITF No. 06-3 did not have an impact on our consolidated financial statements. Our accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

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

        Interest Rate Risk.    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash equivalents and marketable securities in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit (see Note 4 of the Notes to Consolidated Financial Statements). The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates will have a significant impact on our consolidated statements of income and statements of cash flow. As of December 30, 2006, all of our investments were in money market accounts, certificates of deposit or high quality corporate debt obligations and U.S. government securities.

Item 8:    Financial Statements and Supplementary Data

Consolidated Financial Statements

        The consolidated financial statements of FormFactor required by this item are included in the section entitled "Consolidated Financial Statements" of this Annual Report on Form 10-K/A. See Item 15(a)(1) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

        The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and gives effect to the restatement of our 2006 consolidated financial statements discussed in Note 2 "Restatement of Financial Statements" to our consolidated financial statements and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements". The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Dec. 30, 2006(2)			Sept. 30, 2006
	As Reported	Effect of Restatement	As Restated (1)	As Reported	Effect of Restatement	As Restated (1)
	(in thousands, except per share data)
Revenues	$98,693	—	$98,693	$96,757	—	$96,757
Cost of revenues	47,536	$2,594	50,130	46,492	$1,086	47,578

Gross Margin	51,157	(2,594)	48,563	50,265	(1,086)	49,179
Operating Expenses:		—			—
Research and development	13,211	—	13,211	11,994	—	11,994
Selling, general and administrative	18,506	—	18,506	19,321	—	19,321

Total operating expenses	31,717	—	31,717	31,315	—	31,315

Operating income	19,440	(2,594)	16,846	18,950	(1,086)	17,864
Interest income	4,986	—	4,986	4,485	—	4,485
Other income (expense), net	159	—	159	59	—	59

Income before income taxes	24,585	(2,594)	21,991	23,494	(1,086)	22,408
Provision (benefit) for income taxes	5,665	(1,130)	4,535	7,675	(393)	7,282

Net income	$18,920	$(1,464)	$17,456	$15,819	$(693)	$15,126

Net income per share:
Basic	$0.40	$(0.02)	$0.38	$0.34	$(0.01)	$0.33

Diluted	$0.39	$(0.02)	$0.37	$0.33	$(0.02)	$0.31

Weighted-average number of shares used in per share calculations:
Basic	46,813	46,813	46,813	46,417	46,417	46,417

Diluted	48,701	48,701	48,701	48,494	48,494	48,494

	July 1, 2006			Apr. 1, 2006(3)
	As Reported	Effect of Restatement	As Restated (1)	As Reported	Effect of Restatement	As Restated (1)
	(in thousands, except per share data)
Revenues	$92,433	—	$92,433	$81,330	—	$81,330
Cost of revenues	43,707	$1,115	44,822	40,500	$1,057	41,557

Gross Margin	48,726	(1,115)	47,611	40,830	(1,057)	39,773
Operating Expenses:	—	—
Research and development	11,627	—	11,627	9,776	—	9,776
Selling, general and administrative	17,965	—	17,965	15,748	—	15,748

Total operating expenses	29,592	—	29,592	25,524	—	25,524

Operating income	19,134	(1,115)	18,019	15,306	(1,057)	14,249
Interest income	3,889	—	3,889	1,822	—	1,822
Other income (expense), net	327	—	327	(341)	0	(341)

Income before income taxes	23,350	(1,115)	22,235	16,787	(1,057)	15,730
Provision (benefit) for income taxes	8,069	(391)	7,678	6,019	(365)	5,653

Net income	$15,281	$(724)	$14,557	$10,768	$(691)	$10,077

Net income per share:
Basic	$0.33	$(0.01)	$0.32	$0.26	$(0.02)	$0.24

Diluted	$0.32	$(0.02)	$0.30	$0.25	$(0.02)	$0.23

Weighted-average number of shares used in per share calculations:
Basic	45,920	45,920	45,920	41,593	41,593	41,593

Diluted	48,165	48,165	48,165	43,473	43,473	43,473

	Dec. 31, 2005	Sept. 24, 2005(4)	June 25, 2005	Mar. 26, 2005
	(in thousands, except per share data)
Revenues	$71,819	$62,374	$52,337	$50,965
Cost of revenues	36,618	34,088	30,561	28,835

Gross Margin	35,201	28,286	21,776	22,130
Operating Expenses:
Research and development	8,887	7,881	5,701	5,879
Selling, general and administrative	12,461	11,871	9,817	9,595

Total operating expenses	21,348	19,752	15,518	15,474

Operating income	13,853	8,534	6,258	6,656
Interest income	1,370	1,116	980	816
Other income (expense), net	(437)	(630)	(112)	87

Income before income taxes	14,786	9,020	7,126	7,559
Provision (benefit) for income taxes	4,306	(758)	2,114	2,648

Net income	$10,480	$9,778	$5,012	$4,911

Net income per share:
Basic	$0.26	$0.25	$0.13	$0.13

Diluted	$0.25	$0.23	$0.12	$0.12

Weighted-average number of shares used in per share calculations:
Basic	40,118	39,733	39,274	39,018

Diluted	41,859	41,762	41,497	41,197

(1)
As a result of the error described in Note 2 "Restatement of Financial Statements" to the consolidated financial statements, we are also restating our previously reported consolidated statements of operations for each of the fiscal quarters in the year ended December 30, 2006.

(2)
The fourth quarter of fiscal 2006 provision for income taxes was impacted due to the recording of $2.9 million in net tax benefit related to the retroactive re-instatement of the Federal R&D tax credit.

(3)
Implemented SFAS No. 123(R) effective January 1, 2006. For additional information, refer to Note 7 (Stock-Based Compensation) to our consolidated financial statements which are included elsewhere herein.

(4)
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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Restatement of Previously Issued Financial Statements

        In connection with the preparation of the consolidated financial statements as of and for the quarter ended September 29, 2007, an error was discovered in the valuation of inventory and cost of revenues that affects the Company's financial statements for fiscal 2006 and the interim periods in fiscal 2007. As a result, the Company has restated its previously issued interim and annual consolidated financial statements for fiscal 2006 and interim financial statements for the first and second quarters of fiscal 2007, as more fully described in Note 2, Restatement of Financial Statements, included in this Form 10-K/A. In reaching the conclusion that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 30, 2006 (as more fully described below within Evaluation of Disclosure Controls and Procedures and Management's Report on Internal Control over Financial Reporting), management considered, among other things, the control deficiency related to the valuation of inventory and cost of revenues which resulted in the need to restate our previously issued financial statements for fiscal 2006 and the interim periods in fiscal 2007.

Evaluation of Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rule 13a-15(e) as of December 30, 2006 in connection with the filing of this Annual Report on Form 10-K/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2006, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

        Notwithstanding the material weakness, the restated annual and interim financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in accordance with generally accepted accounting principles.

Management's Report on Internal Control over Financial Reporting (Restated)

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of our internal control over financial reporting. This evaluation is based on the framework established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The Company identified the following material weakness in internal control over financial reporting as of December 30, 2006. The Company did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, the Company did not maintain effective controls to ensure that the estimation process to value inventory complied with the Company's accounting policies. This control deficiency resulted in the restatement of the Company's annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of the Company's financial statements that would not be prevented or detected.

        In the Company's original filing of its 2006 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2006. However, in connection with the restatement discussed in Note 2 to the consolidated financial statements, management subsequently concluded that the material weakness in internal control over financial reporting described above existed as of December 30, 2006. As a result of the material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 30, 2006 based upon the criteria set forth in Internal Control—Integrated Framework issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K/A.

Management's Plan for Remediation

        Management is in the process of completing its plan to remediate the material weakness. The remediation plan addresses the design of controls over inventory valuation and is expected to include:

  •
  Completion of analysis of changes in the level of excess and obsolete inventory by category;

  •
  Review of analysis of changes in the level of excess and obsolete inventory by category;

  •
  Separate re-performance of excess and obsolete inventory calculation; and

  •
  Hiring personnel with requisite cost accounting experience and providing ongoing training and supervision.

Inherent Limitations

        Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

        We have attached as exhibits to this Annual Report on Form 10-K/A the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B:    Other Information

        None.

PART III

Item 10:    Directors Executive Officers and Corporate Governance

        Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, appear in our Proxy Statement, under the section entitled Proposal No. 1—Election of Directors". Such information in this portion of the Proxy Statement is incorporated herein by reference.

        For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K/A under the section entitled "Executive Officers".

        Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Proxy Statement under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance". Such information in this portion of the Proxy Statement is incorporated herein by reference.

        We have adopted a Statement of Corporate Code of Business Conduct that applies to all directors, officers and employees of FormFactor and a Statement of Financial Code of Ethics that applies to our chief executive officer, chief financial officer, and other employees in our finance department. Information concerning these codes appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors—Corporate Codes". Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 11:    Executive Compensation

        Information concerning executive officer compensation and related information appears in our Proxy Statement under the section entitled "Executive Compensation and Related Information", "Report of the Compensation Committee" and "Compensation Committee Interlocks and Insider Participation". Information concerning director compensation and related information appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors". Such information in these portions of the Proxy Statement is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the security ownership of certain beneficial owners and management and related stockholder matters appears in our Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K/A by reference.

        For information regarding our equity compensation plans, see Part II, Item 5 of this Annual Report on Form 10-K/A under the section entitled "Equity Compensation Plans".

Item 13:    Certain Relationships and Related Transactions and Director Independence

        Information concerning certain relationships and related transactions, including our related person transactions policy appears in our Proxy Statement under the section entitled "Certain Relationships and Related Transactions". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K/A by reference.

        Information concerning director independence appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K/A by reference.

Item 14:    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services and the audit committee's pre-approval policies and procedures appears in our Proxy Statement under the section entitled "Proposal No. 2—Ratification of Selection of Independent Auditor". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K/A by reference.

PART IV

Item 15:    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K/A:

(1)
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts

(3)
Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K/A.

(b)
Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K/A:

Exhibit Number		Exhibit Description
10.07		2002 Equity Incentive Plan, as amended, and forms of option grant.
10.08		2002 Employee Stock Purchase Plan, as amended.
21.01		List of Registrant's subsidiaries.
23.01		Consent of Independent Registered Public Accounting Firm.
24.01		Power of Attorney (included in the signature page of this Form 10-K/A).
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 13th day of November 2007.

FORMFACTOR, INC.
By:	/s/ RONALD C. FOSTER Ronald C. Foster Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Dr. Igor Y. Khandros, Ronald C. Foster and Stuart L. Merkadeau, and each of them, the undersigned's true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K/A, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ DR. IGOR Y. KHANDROS Dr. Igor Y. Khandros	Chief Executive Officer and Director	November 13, 2007
Principal Financial Officer and Principal Accounting Officer:
/s/ RONALD C. FOSTER Ronald C. Foster	Chief Financial Officer	November 13, 2007

Additional Directors:
/s/ LOTHAR MAIER Lothar Maier	Director	November 13, 2007
/s/ HOMA BAHRAMI Homa Bahrami	Director	November 13, 2007
/s/ THOMAS J. CAMPBELL Thomas J. Campbell	Director	November 13, 2007
/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	November 13, 2007
/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	November 13, 2007
/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	November 13, 2007

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc.:

        We have completed integrated audits of FormFactor, Inc.'s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2006 consolidated financial statements.

        As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

        Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that FormFactor, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, because of the material weakness relating to the valuation of inventory and cost of revenues, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment as of December 30, 2006: The Company did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, the Company did not maintain effective controls to ensure that the estimation process to value inventory complied with the Company's accounting policies. This control deficiency resulted in the restatement of the Company's annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of the Company's financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements.

        Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 30, 2006. However, management has subsequently determined that the material weakness described above existed as of December 30, 2006. Accordingly, Management's Report on Internal Control over Financial Reporting has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

        In our opinion, management's assessment that FormFactor, Inc. did not maintain effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FormFactor, Inc. has not maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 22, 2007, except for the effects of the restatement described in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management's Report on Internal Control over Financial Reporting as to which the date is November 13, 2007

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 30, 2006	December 31, 2005
	As restated
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$284,131	$31,217
Marketable securities	208,263	180,391
Accounts receivable, net of allowance for doubtful accounts of $74 as of December 30, 2006 and December 31, 2005	54,571	43,967
Inventories	18,926	18,404
Deferred tax assets	14,496	11,396
Prepaid expenses and other current assets	12,138	7,169

Total current assets	592,525	292,544
Restricted cash	2,250	2,250
Property and equipment, net	94,064	81,588
Deferred tax assets	4,689	4,518
Other assets	945	461

Total assets	$694,473	$381,361

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,273	$26,369
Accrued liabilities	28,334	20,467
Income tax payable	7,979	9,697
Deferred revenue and customer advances	7,273	3,588
Deferred rent	448	313

Total current liabilities	75,307	60,434
Deferred rent and other liabilities	5,125	3,138

Total liabilities	80,432	63,572

Commitments and contingencies (Note 6)
Stockholders' equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 46,861,334 and 40,236,686 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	47	40
Additional paid-in capital	504,709	268,291
Deferred stock-based compensation	—	(2,495)
Accumulated other comprehensive loss	(244)	(359)
Retained earnings	109,529	52,312

Total stockholders' equity:	614,041	317,789

Total liabilities and stockholders' equity	$694,473	$381,361

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
	(In thousands, except per share data)
Revenues	$369,213	$237,495	$177,762
Cost of revenues	184,087	130,102	90,785

Gross margin	185,126	107,393	86,977
Operating expenses:
Research and development	46,608	28,348	20,643
Selling, general and administrative	71,540	43,744	30,221

Total operating expenses	118,148	72,092	50,864

Operating income	66,978	35,301	36,113
Interest income	15,183	4,282	2,450
Other income (expense), net	204	(1,091)	500

Income before income taxes	82,365	38,492	39,063
Provision for income taxes	25,148	8,310	13,885

Net income	$57,217	$30,182	$25,178

Net income per share:
Basic	$1.27	$0.76	$0.67

Diluted	$1.21	$0.73	$0.63

Weighted-average number of shares used in per share calculations:
Basic	45,172	39,547	37,647

Diluted	47,193	41,590	40,054

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Notes Receivable from Stockholders		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Deferred Stock-based Compensation		Retained Earnings (Deficit)
	Shares	Amount						Total
	(In thousands, except share and per share data)
Balances, December 27, 2003	36,808,906	$37	$226,592	$(661)	$(7,902)	$(4)	$(3,048)	$215,014
Repayment of notes receivable from stockholders	—	—	—	661	—	—	—	661
Issuance of common stock pursuant to exercise of options for cash	1,789,495	2	10,392	—	—	—	—	10,394
Issuance of common stock under the Employee Stock Purchase Plan	287,236	—	3,439	—	—	—	—	3,439
Tax benefit from exercise of common stock options	—	—	8,556	—	—	—	—	8,556
Deferred stock-based compensation, net of cancellations	—	—	170	—	(170)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	2,659	—	—	2,659
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	(496)	—	(496)
Translation adjustments	—	—	—	—	—	(230)	—	(230)
Net income	—	—	—	—	—	—	25,178	25,178

Comprehensive income								24,452

Balances, December 25, 2004	38,885,637	39	249,149	—	(5,413)	(730)	22,130	265,175
Issuance of common stock pursuant to exercise of options for cash	1,042,373	1	8,707	—	—	—	—	8,708
Issuance of common stock under the Employee Stock Purchase Plan	285,926	—	3,683	—	—	—	—	3,683
Tax benefit from exercise of common stock options	—	—	6,089	—	—	—	—	6,089
Conversion of warrants to common stock	22,750	—	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	663	—	(663)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	—	3,581	—	—	3,581
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	113	—	113
Translation adjustments	—	—	—	—	—	258	—	258
Net income	—	—	—	—	—	—	30,182	30,182

Comprehensive income								30,553

Balances, December 31, 2005	40,236,686	40	268,291	—	(2,495)	(359)	52,312	317,789
Issuance of common stock in connection with follow-on public offering, net of issuance costs	5,000,000	5	181,860	—	—	—	—	181,865
Issuance of common stock pursuant to exercise of options for cash	1,396,751	2	15,983	—	—	—	—	15,985
Issuance of common stock pursuant to vesting of restricted stock units	18,108	—	60	—	—	—	—	60
Issuance of common stock under the Employee Stock Purchase Plan	209,789	—	4,489	—	—	—	—	4,489
Tax benefit from exercise of common stock options	—	—	14,487	—	—	—	—	14,487
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	—	—	(2,495)	—	2,495	—	—	—
Stock-based compensation	—	—	22,034	—	—	—	—	22,034
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	—	—	—	—	—	53	—	53
Translation adjustments	—	—	—	—	—	62	—	62
Net income, as restated	—	—	—	—	—	—	57,169	57,217

Comprehensive income, as restated								57,332

Balances, December 30, 2006, as restated	46,861,334	$47	$504,709	$—	$—	$(244)	$109,529	$614,041

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
	(In thousands)
Cash flows from operating activities:
Net income	$57,217	$30,182	$25,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,093	16,513	6,987
Stock-based compensation expense	21,619	3,581	2,659
Deferred income taxes	(5,604)	(7,702)	(4,130)
Tax benefits from employee stock option plans	—	6,089	8,556
Excess tax benefits from equity based compensation plans	(12,515)	—	—
Provision for (reduction in) doubtful accounts receivable	—	33	(61)
Provision for excess and obsolete inventories	17,598	10,858	4,462
Loss on disposal of property and equipment	377	80	—
Changes in assets and liabilities:
Accounts receivable	(10,596)	(18,966)	(5,294)
Inventories	(17,706)	(18,030)	(7,668)
Prepaids and other current assets	(5,891)	(2,620)	(1,905)
Other assets	(570)	—	(40)
Accounts payable	7,649	2,318	804
Accrued liabilities	10,917	3,576	5,255
Income tax payable	15,052	10,094	(809)
Deferred rent	2,048	1,120	114
Deferred revenues	3,685	623	1,527

Net cash provided by operating activities	105,373	37,749	35,635

Cash flows from investing activities:
Acquisition of property and equipment	(38,136)	(28,318)	(37,727)
Purchase of marketable securities	(278,612)	(223,928)	(138,693)
Proceeds from maturities and sales of marketable securities	249,416	198,687	147,966
Restricted cash	—	—	300
Acquisition of intangible research and development asset	—	(400)	—

Net cash used in investing activities	(67,332)	(53,959)	(28,154)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	202,399	12,391	13,833
Excess tax benefits from equity based compensation plans	12,515	—	—
Repayment of notes receivable from stockholders	—	—	661

Net cash provided by financing activities	214,914	12,391	14,494

Effect of exchange rate changes on cash and cash equivalents	(41)	200	6
Net increase (decrease) in cash and cash equivalents	252,914	(3,619)	21,981
Cash and cash equivalents, beginning of year	31,217	34,836	12,855

Cash and cash equivalents, end of year	$284,131	$31,217	$34,836

Non-cash financing activities:
Deferred stock-based compensation	$—	$663	$170
Purchases of property and equipment through accounts payable and accruals	$3,823	$8,620	$6,157
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$17,630	$(70)	$10,271

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1—Formation and Business of the Company:

        FormFactor, Inc. (the "Company") was incorporated on April 15, 1993 to design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has offices in California, Japan, Germany, Taiwan, Italy and South Korea.

  Fiscal Year

        Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 30, 2006 and December 25, 2004, respectively, consisted of 52 weeks. The fiscal year ended December 31, 2005 consisted of 53 weeks.

  Reclassifications

        Certain prior period balances have been reclassified to conform to the current financial statement presentation. These consist of the reclassification of stock-based compensation into its respective natural income statement lines. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

  Public Offering of Common Stock

        On March 15, 2006, the Company completed an offering of 5,000,000 shares of its common stock. The Company received net proceeds of $182.0 million after the payment of an aggregate of $8.1 million of underwriting discounts and commissions and other offering expenses.

Note 2—Restatement of Financial Statements:

        The Company completed a review of its historical practices with respect to inventory valuation. That review indicated that during fiscal 2006 and the first half of fiscal 2007 the Company did not consistently follow its accounting policies for valuing inventory resulting in material misstatement of inventory and cost of revenue. The change in inventory valuation impacted the amount of stock based compensation capitalized into inventory due to the change in inventory turns. As a result, the Board of Directors determined on November 8, 2007 that the Company would restate its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The impact of the adjustments including the related tax impact are described below and in the following tables.

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Balance Sheet as of December 31, 2006:

	December 30, 2006
	As Previously Reported	Effect of Restatement	Restated
ASSETS	(In thousands, except share and per share data)
Current assets:
Cash and cash equivalents	$284,131		$284,131
Marketable securities	208,263		208,263
Accounts receivable, net of allowance for doubtful accounts of $74 as of December 30, 2006 and December 31, 2005	54,571		54,571
Inventories	24,778	$(5,852)	18,926
Deferred tax assets	12,500	1,996	14,496
Prepaid expenses and other current assets	12,138		12,138

Total current assets	596,381	(3,856)	592,525
Restricted cash	2,250		2,250
Property and equipment, net	94,064		94,064
Deferred tax assets	4,689		4,689
Other assets	945		945

Total assets	$698,329	$(3,856)	$694,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,273		$31,273
Accrued liabilities	28,334		28,334
Income tax payable	8,264	$(285)	7,979
Deferred revenue and customer advances	7,273		7,273
Deferred rent	448		448

Total current liabilities	75,592	(285)	75,307
Deferred rent and other liabilities	5,125		5,125

Total liabilities	80,717	$(285)	80,432

Stockholders' equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	—		—
Common stock, $0.001 par value:
250,000,000 shares authorized; 46,861,334 and 40,236,686 shares issued and outstanding at December 30, 2006 and December 31, 2005, respectively	47		47
Additional paid-in capital	504,709		504,709
Deferred stock-based compensation	—		—
Accumulated other comprehensive loss	(244)		(244)
Retained earnings	113,100	(3,571)	109,529

Total stockholders' equity:	617,612	(3,571)	614,041

Total liabilities and stockholders' equity	$698,329	$(3,856)	$694,473

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Statement of Income for the year ended December 31, 2006:

	Year Ended December 31, 2006
	As Previously Reported	Effect of Restatement	Restated
	In thousands except per share data
Revenues	$369,213		$369,213
Cost of revenues	178,235	$5,852	184,087

Gross margin	190,978	5,852	185,126
Operating expenses:
Research and development	46,608		46,608
Selling, general and administrative	71,540		71,540

Total operating expenses	118,148		118,148

Operating income	72,830	(5,852)	66,978
Interest income	15,183		15,183
Other income (expense), net	204		204

Income before income taxes	88,217	(5,852)	82,365
Provision for income taxes	27,429	(2,281)	25,148

Net income	$60,788	$(3,571)	$57,217

Net income per share:
Basic	$1.35	$(0.08)	$1.27

Diluted	$1.29	$(0.08)	$1.21

Weighted-average number of shares used in per share calculations:
Basic	45,172	45,172	45,172

Diluted	47,193	47,193	47,193

        The following table presents the impact of the restatement adjustments on the Company's Consolidated Statement of Comprehensive Income, for the year ended December 31, 2006:

	Year Ended December 31, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$53		$53
Translation adjustments	62		62
Net income	60,788	$(3,571)	57,217

Comprehensive income	$60,903	$(3,571)	$57,332

        The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2006. Additionally, all notes to the consolidated financial statements affected by the restatements described above have been labeled as restated.

Note 3—Summary of Significant Accounting Policies:

  Basis of Consolidation and Foreign Currency Translation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

        Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the Company's wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. For the Company's international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and revenue and expense accounts at average exchange rates during the period. Resulting translation adjustments are recorded directly to accumulated other comprehensive loss.

  Use of Estimates

        In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include fair value of revenue elements, allowance for doubtful accounts receivable, reserves for product warranty, reserves for obsolete and slow moving inventory, provision for income taxes and accruals for other liabilities. Actual results could differ from those estimates.

  Foreign Exchange Management

        The Company transacts business in various foreign currencies, primarily the Japanese Yen. The Company enters into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. These foreign exchange contracts do not qualify for hedge accounting under FASB Statement No. 133, "Accounting for Derivatives Instruments and Hedging Activities", as amended by FASB Statement No. 149, "Amendment of Statement 133 on Instruments and Hedging Activities". Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures and backlog are recognized as other income (expense), net in the accompanying consolidated income statements in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

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

  Marketable Securities

        The Company has classified its marketable securities as "available-for-sale". All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive loss until realized. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

  Restricted Cash

        Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. As of December 30, 2006 and December 31, 2005, restricted cash includes $2,250,000 of letters of credit secured by a certificate of deposit.

  Inventories

        Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Adjustments for potentially excess and obsolete inventory are made based on management's analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of the Company's inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

        The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company's wafer probe cards. These factors make inventory valuation adjustments part of the normally recurring cost of revenue. Aggregate inventory valuation provisions that increased our inventory reserves were $17,598,000 (as restated), $10,858,000, and $4,462,000 for the years ended December 30, 2006, December 31, 2005, and December 25, 2004, respectively. The Company retains a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.

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

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed of. SFAS No. 144 also requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Concentration of Credit Risk and Other Risks and Uncertainties

        The Company maintains its cash and cash equivalents in accounts with three major financial institutions in the United States of America and in countries where subsidiaries operate. Deposits in these banks may exceed the amounts of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short maturities. Estimated fair values for marketable securities, which are separately disclosed elsewhere, are based on quoted market prices for the same or similar instruments.

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

        Certain components that meet the Company's requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify these risks. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

  Revenue Recognition

        The Company recognizes revenue when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending on the terms of sale. Although the Company's distributor has no price protection rights or rights to return product, other than for warranty claims, the Company defers recognition of revenue and related cost of revenues, on a gross basis, from its distributor until the distributor confirms an order from its customer.

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

        Revenues from the licensing of the Company's design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

  Warranty Accrual

        The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of revenues. A reconciliation of the changes in the Company's warranty liability for the year ending December 30, 2006 and December 31, 2005 follows (in thousands):

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

  Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

  Stock-based Compensation

        Effective January 1, 2006, the Company implemented SFAS 123 (R) with regard to equity based compensation. As such, the Company began accounting for stock options and shares issued under its employee stock purchase plan ("ESPP") under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the additional paid-in capital pool ("APIC pool") to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options and ESPP shares under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation." Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of the Company's common stock at the date of grant.

        The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board ("FASB") Staff Position No. FAS 123 (R)- 3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R). See Note 7—Stock-Based Compensation.

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

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
Basic net income per share
Numerator:
Net income	$57,217	$30,182	$25,178

Denominator:
Weighted-average common stock outstanding	45,172	39,557	37,762
Less: Weighted-average shares subject to repurchase	—	(10)	(115)

Weighted-average shares used in computing basic net income per share	45,172	39,547	37,647

Diluted net income per share
Numerator:
Net income	$57,217	$30,182	$25,178

Denominator:
Weighted-average shares used in computing basic net income per share	45,172	39,547	37,647
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	2,021	2,043	2,407

Weighted-average shares used in computing diluted net income per share	47,193	41,590	40,054

        The following outstanding options and restricted stock awards were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 30, 2006	December 31, 2005	December 25, 2004
Options to purchase common stock	1,214	863	708
Restricted stock	—	10	—

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income (as restated) and reflected as components of stockholder's equity. The component of comprehensive income (loss) is reported on the Company's consolidated statements of stockholders' equity.

        Components of accumulated comprehensive loss were as follows:

	December 30, 2006	December 31, 2005
Unrealized loss on marketable securities, net of tax	$(282)	$(335)
Cumulative translation adjustments	38	(24)

Accumulated other comprehensive loss	$(244)	$(359)

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; therefore, the Company anticipates adopting this standard as of January 1, 2008.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"), to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method and the "iron curtain" method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. The adoption of SAB 108 did not have an impact on the Company's consolidated financial statements.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements the impact of a tax position if that position will more likely than not be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company will adopt FIN 48 at the beginning of fiscal

2007. The Company is currently evaluating the impact of this interpretation on its consolidated financial statements.

        In July 2006, the FASB issued EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation)." The adoption of EITF No. 06-3 did not have an impact on the Company's consolidated financial statements. The Company's accounting policy has been to present above mentioned taxes on a net basis, excluded from revenues.

Note 4—Balance Sheet Components:

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

        The above unrealized losses on the Company's investments during 2006 were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company's investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.

        Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value, which may be maturity.

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

  Asset Retirement Obligation

        The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company's asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, Sungnam, Kyungki-Do, Korea,Yokohama, Japan and Omori Bellport, Japan to original condition upon lease termination. The Company estimated that as of December 30, 2006, gross expected future cash flows of approximately $1,075,000 would be required to fulfill these obligations.

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

        Following is a reconciliation of the aggregate retirement liability associated with the Company's commitment to return property to original condition upon lease termination included in non-current deferred rent and other liabilities (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005
Asset retirement obligation beginning balance	$144	$—
Initial amount recorded for asset retirement obligation	767	144
Liabilities settled	(70)	—
Decrease based on revised estimates of asset retirement obligation	(55)	—
Accretion expense	44	—

Asset retirement obligation ending balance	$830	$144

  Inventories

        Inventories, net of reserves, consisted of the following (in thousands):

	December 30, 2006	December 31, 2005
	As restated
Raw materials	$7,354	$7,686
Work-in-progress	9,566	9,971
Finished goods	2,006	747

	$18,926	$18,404

  Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	December 30, 2006	December 31, 2005
Buildings	20	$1,161	$—
Machinery and equipment	5	77,753	57,447
Computer equipment and software	3 to 5	15,966	11,849
Furniture and fixtures	5	4,601	3,932
Leasehold improvements	1 to 7	44,371	40,553

		143,852	113,781
Less: Accumulated depreciation and amortization		(62,877)	(43,564)

		80,975	70,217
Land		300	—
Construction-in-progress		12,789	11,371

		$94,064	$81,588

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

Note 5—Derivative Financial Instruments

        The Company purchases forward exchange contracts to hedge certain existing foreign currency denominated accounts receivable and backlog. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company recognizes gains or losses from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of December 30, 2006, the Company had one outstanding foreign exchange forward contract to sell 3,070,000,000 Japanese Yen for $25,838,576 with a contract rate of 118.81 Japanese Yen per U.S. Dollar.

Note 6—Commitments and Contingencies:

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

        While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply, in the future, the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operating results. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company or others' sites or the imposition of new cleanup requirements could adversely impact the Company's operations, which would have a negative effect on its operating results and cash flows.

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

        Inventory and related purchase obligations represent purchase commitments for silicon wafers and other materials. Other purchase obligations represent commitments related to the construction of leasehold improvements for the Company's additional office space within its current headquarters.

  Indemnification Arrangements

        The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company's bylaws contain indemnification obligations in favor of the Company's directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company's condensed consolidated balance sheet as of December 30, 2006.

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

        The Company is currently involved in certain patent-related litigation as part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. These litigations include two actions the Company filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean corporation, alleging infringement of the Company's Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same", 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly," and 399,210, entitled "Probe Card Assembly"; as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of the Company's Korean Patent No. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates." These actions are all pending, except that the Seoul Central District Court has denied the Company's request for the issuance of preliminary injunctive relief in the Company's 2006 injunction action.

        In response to the Company's infringement actions Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company's four patents at issue in the Seoul infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court. The Korean Patent Court has issued rulings holding invalid certain claims of the Company's Korean Patent Nos. 278,342, 399,210, and 324,064, and also issued a ruling upholding the validity of the Company's Korean Patent No. 252,457. The Company has appealed the Patent Court invalidity rulings to the Korea Supreme Court and Phicom has appealed the Patent Court ruling upholding Korean Patent No. 252,457 patent to the Korea Supreme Court.

        The Company has also initiated patent infringement litigation in the United States against certain third parties. In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly", 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same", 6,624,648, entitled "Probe Card Assembly" and

5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates". In 2006, the Company also filed an amended complaint in the same Oregon District Court action that adds two additional patents to the litigation against Phicom—U.S. Patent Nos. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements," and 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." Phicom has answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company's patents and whether Phicom is infringing the patents-in-issue. Also in 2006 the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan Co., Ltd. charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same", 6,509,751, entitled "Planarizer for a Semiconductor Contactor", 6,624,648, entitled "Probe Card Assembly" and 7,073,254, entitled "Method for mounting a plurality of spring contact elements." Micronics Japan has answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company's patents and whether Micronics Japan is infringing those patents.

        Additionally, one or more third parties have initiated challenges in foreign patent offices against other of the Company's patents. These actions include proceedings filed in Korea against two of the Company's Korean patents and proceedings filed in Taiwan against four of the Company's Taiwan patents. While the Company believes that it does not have a material monetary damages exposure in these various proceedings, it is possible the Company will incur material attorneys' fees in defending its intellectual property at issue in these challenges.

        No provision has been made for patent-related litigation because the Company believes that it is not probable that a material liability has been incurred as of December 30, 2006.

Note 7—Stock-Based Compensation

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

Year Ended December 30, 2006
As restated
Stock-based compensation expense by type of award:
Employee stock options(1)	$18,852
Employee stock purchase plan	2,813
Restricted stock units(2)	369
Amounts capitalized as inventory	(415)

Total stock-based compensation	21,619
Tax effect on stock-based compensation	(6,154)

Effect on net income	$15,465

Effect on earnings per share:
Basic	$0.34
Diluted	$0.33

(1)
Stock-based compensation expense of $1,103,000 for fiscal 2006 related primarily to pre-initial public offering "cheap stock" would have been recorded under the provisions of APB No. 25.

(2)
Stock-based compensation expense of $369,000 for fiscal 2006 related to restricted stock units would have been recorded under the provisions of APB No. 25.

        Prior to January 1, 2006, the Company measured compensation expense for its employee equity-based compensation plans using the intrinsic value method under APB No. 25 and related interpretations. In connection with the grant of stock options to employees in fiscal 2001, fiscal 2002 and fiscal 2003 through the Company's initial public offering, the Company recorded stock-based compensation expense under the provisions of APB No. 25 as these options were considered compensatory because the fair value of the Company's stock determined for financial reporting purposes was greater than the fair value determined at the date of the grant. As of December 31, 2005, the Company had an aggregate of $1.5 million of stock-based compensation remaining to be amortized related to these options under the intrinsic valuation method.

        In addition, the Company recorded stock-based compensation expense related to the issuance of restricted stock. As of December 31, 2005, the Company had an aggregate of $1.0 million of unamortized stock-based compensation related to restricted stock.

        Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the fiscal years ended December 31, 2005 and December 25, 2004 if the fair value recognition provisions of SFAS No. 123 had been applied to options granted under the Company's equity-based employee compensation plans.

For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options' vesting periods.

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

  Stock Options

        The exercise price of each stock option equals the market price of the Company's stock on the date of grant. Most options are scheduled to vest over four years and expire in either seven or ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In addition, the Company estimates forfeitures when recognizing compensation expense, and will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

        The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

Year Ended December 30, 2006
Stock Options:
Dividend yield	—
Expected volatility	50.2%
Risk-free interest rate	4.89%
Expected life (in years)	4.8

        The Company's computation of expected volatility for fiscal 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to 2006, the computation of expected volatility was based entirely on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of an option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulleting No. 107. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

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

  Employee Stock Purchase Plan

        The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. Under the ESPP, employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Offering periods are generally two years in length, except that effective as of the offering period commencing February 1, 2007, the Company is phasing in a change to a 12-month fixed offering period consisting of two purchase periods. During the year ended December 30, 2006, 209,789 shares were issued under the ESPP. As of December 30, 2006, the Company had $1.6 million of total unrecognized stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.6 years. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following weighted average assumptions were used in the estimated fair value calculations for the employees' purchase rights:

Year Ended December 30, 2006
ESPP:
Dividend yield
Expected volatility	44.2%—61.8%
Risk-free interest rate	3.69%—5.18%
Expected life (in years)	0.49—2.00

  Restricted Stock Units

        Restricted stock units are converted into shares of the Company's common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to the Company. The cost of these awards is determined using the fair value of the Company's common stock on the date of the grant, and compensation cost is recognized over the vesting period. Restricted stock units generally vest over four years.

        Activity of the restricted stock units under the Company's equity compensation plans for the year ended December 30, 2006 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2003	—	$—
Granted	38,432	26.02

Restricted stock units at December 25, 2004	38,432	26.02
Granted	17,000	23.56

Restricted stock units at December 31, 2005	55,432	25.27
Vested	(18,108)	24.87

Restricted stock units at December 30, 2006	37,324	$25.46

        The total aggregate intrinsic value of restricted stock units outstanding as of December 30, 2006 is $1.4 million. Aggregate intrinsic value is calculated using the closing price of the Company's common stock on December 30, 2006 multiplied by the number of restricted stock units outstanding at December 30, 2006.

        As of December 30, 2006, the Company had $0.6 million of unrecognized stock-based compensation costs related to restricted stock unit grants, which will be recognized over the weighted average remaining contractual term of 1.0 years. As of December 30, 2006, the Company expected 37,324 restricted stock units to vest.

Note 8—Stockholders' Equity:

  Preferred Stock

        The Company has authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value, none of which is issued and outstanding. The Company's Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividends rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

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

  Stock Option Plans

        The Company has reserved shares of common stock for issuance under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the "Plans"). Under all Plans, the Board of Directors may issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants or employees of the Company. The Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term and exercise price (which cannot be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owns stock representing more than 10% of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder's status as an employee or consultant. At December 30, 2006 and December 31, 2005 no shares of common stock, were subject to the Company's right of repurchase.

        On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan ("2002 Plan"), which became effective upon the effective date of the initial public offering of the Company's common stock. The 2002 Plan provides for the grant of both incentive stock options and nonqualified stock options, restricted stock and stock bonuses. The incentive stock options may be granted to the employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, officers, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. Options granted under the 2002 Plan are exercisable as determined by the Board of Directors, and for options granted on or before February 9, 2006, the options generally expire ten years from date of grant, and for options granted after February 9, 2006, the options generally expire seven years from the date of grant. The Company reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares which have been reserved but not issued under the Company's existing Plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. With the effectiveness of the 2002 Plan, the Company will not grant any options under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

        Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price	Aggregate Price	Weighted Average Exercise Price
Balances, December 27, 2003	2,325,700	6,685,923	$0.10-26.07	$57,466	$8.60
Additional shares reserved	1,840,502	—	—	—	—
Options granted	(1,287,325)	1,287,325	17.06-27.16	26,674	20.72
Awards granted	(38,432)	—	—	—	—
Options exercised	—	(1,789,495)	0.17-20.49	(10,394)	5.80
Options canceled	361,007	(361,007)	3.25-21.84	(4,560)	12.63

Balances, December 25, 2004	3,201,452	5,822,746	0.10-27.16	69,186	11.88

Additional shares reserved	1,944,281	—	—	—	—
Options granted	(2,476,543)	2,476,543	20.64-28.14	61,639	24.89
Awards granted	(17,000)	—	—	—	—
Options exercised	—	(1,042,373)	0.80-23.56	(8,708)	8.36
Options expired	—	(15,000)	0.10	(1)	0.10
Options canceled	653,939	(653,939)	6.00-27.24	(10,696)	15.99

Balances, December 31, 2005	3,306,129	6,587,977	0.10-28.14	111,420	16.91

Additional shares reserved	2,011,884	—	—	—	—
Options granted	(2,228,427)	2,228,427	24.75-47.63	85,862	38.53
Options exercised	—	(1,396,751)	0.80-27.98	(16,190)	11.59
Options canceled	300,707	(300,707)	5.50-44.76	(7,420)	24.68

Balances, December 30, 2006	3,390,293	7,118,946	$0.50-47.63	$173,672	$24.39

        The options outstanding and vested by exercise price at December 30, 2006 are as follows:

		Options Outstanding
		Weighted Average Remaining Contractual Term (in years)			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding		Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)			(in thousands)
$0.50-$6.50	1,268,178	4.67	$6.01	$39,617	1,136,005	$5.95	$35,553
$6.51-$14.00	224,397	6.32	12.45	5,564	211,140	12.67	5,190
$14.01-$19.50	936,913	6.93	18.90	17,191	416,678	18.77	7,702
$19.51-$23.56	922,304	8.00	22.50	13,607	365,761	22.34	5,453
$23.57-$25.08	78,343	8.44	24.53	997	30,600	24.59	388
$25.09-$25.39	918,365	8.85	25.39	10,892	201,879	25.39	2,394
$25.40-$30.46	730,759	8.44	26.60	7,780	238,017	26.20	2,629
$30.47-$37.24	191,647	6.74	36.54	136	15,000	36.31	14
$37.25-$41.18	1,655,040	6.37	39.13	—	—	—	—
$41.19-$47.63	193,000	6.58	43.27	—	—	—	—

$0.50-$47.63	7,118,946	6.92	$24.39	$95,784	2,615,080	$14.57	$59,323

        The number of options outstanding and vested at December 31, 2005 and December 25, 2004 was 2,310,839 and 1,893,540, respectively.

        The options vested and expected to vest at December 30, 2006 are as follows:

Options Vested and Expected to Vest
Number Vested and Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
			(in thousands)
6,383,384	$23.44	6.88	$91,531

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value based on the Company's closing stock price of $37.25 on December 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options vested and exercisable as of December 30, 2006 was 2,615,080.

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

  Deferred stock-based compensation

        During fiscal 2001 and fiscal 2002, and through the Company's initial public offering in June 2003, the Company issued options to certain employees under the Plan with exercise prices below the deemed fair market value of the Company's common stock at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock option and the deemed fair market value of the Company's stock at the grant. This deferred stock-based compensation is amortized to expense on a straight-line basis from the date of grant through the vesting period, generally four years to five years. During the years ended December 31, 2005 and December 25, 2004, the Company has recorded deferred stock-based compensation related to these options in the amounts of none and $170,000, net of cancellations, respectively, of which $1,715,000 and $2,659,000 had been amortized to expense during fiscal 2005 and 2004, respectively.

        During fiscal 2005, the Company recognized stock-based compensation of $1,503,000 related to the acceleration of vesting of certain options and options issued to non-employees.

  Restricted Stock Units

        During fiscal 2004, the Company issued 38,432 shares of restricted stock to its then president as part of his initial compensation package. The closing market price of the Company's common stock was $26.02 per share on the date of grant. The restricted stock units vest in four equal installments on January 1 of each of 2006, 2007, 2008 and 2009. The Company recorded an aggregate of $1.0 million in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $242,000, $246,000 and $20,000 in stock-based compensation expense in fiscal 2006, 2005 and 2004, respectively, related to restricted stock.

        During fiscal 2005, the Company issued 17,000 shares of restricted stock to its CEO. The closing market price of the Company's common stock was $23.56 per share on the date of grant. The restricted stock units vest in two equal installments on April 3 of 2006 and 2008. The Company recorded an aggregate of $400,000 in deferred stock-based compensation which will be amortized as compensation expense over the vesting period. The Company recognized $128,000 and $117,000 in stock-based compensation expense in fiscal 2006 and 2005 related to restricted stock.

  2002 Employee Stock Purchase Plan

        On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan ("2002 ESPP"). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions. Each offering period is for two years and consists of four six-month purchase periods, except that effective as of the offering period commencing February 1, 2007, the Company is phasing in a change to a 12-month fixed offering period consisting of two purchase periods. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock were reserved for issuance under the 2002 ESPP and common stock shares under the plan are increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. During fiscal 2006, 209,789 shares were purchased under this program at a weighted average exercise price of $21.40. During fiscal 2005, 285,926 shares were purchased under this program at a weighted average exercise price of $12.88. During fiscal 2004, 287,236 shares were purchased under this program at a weighted average exercise price of $11.87.

Note 9—Income Taxes:

        The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
Federal	$82,555	$39,871	$39,642
Foreign	(190)	(1,379)	(579)

	$82,365	$38,492	$39,063

        The components of the provision for income taxes are as follows (in thousands):

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
Current provision:
Federal	$27,477	$14,089	$15,876
State	2,328	1,469	1,887
Foreign	947	454	252

	30,752	16,012	18,015

Deferred provision (benefit):
Federal	(4,128)	(5,706)	(3,679)
State	(1,476)	(1,996)	(451)

	(5,604)	(7,702)	(4,130)

Total provision for income taxes	$25,148	$8,310	$13,885

        At December 30, 2006, the Company had research credit carryforwards of approximately $1,587,000 for state income tax purposes. The state research credit can be carried forward indefinitely.

        The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2006	December 31, 2005
	As restated
Tax credits	$1,032	$2,802
Inventory reserve	11,238	7,621
Other reserves and accruals	4,269	3,370
Non-statutory stock options	6,822	1,784
Depreciation and amortization	—	337
Foreign net operating loss carryforwards	1,331	779

Gross deferred tax assets	24,692	16,693
Valuation allowance	(1,440)	(779)

Total deferred tax assets	23,252	15,914
Depreciation and amortization	(4,067)	—

Total deferred tax liabilities	(4,067)	—

Net deferred tax assets	$19,185	$15,914

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

        Tax benefits of $14,487,000, $6,089,000, and $8,556,000 in fiscal 2006, 2005, and 2004, respectively, associated with the exercise of employee stock options and other employee stock programs were credited to stockholders' equity.

        A reconciliation between the provision for taxes computed at the federal statutory rate of 35% and the actual provision is as follows:

	Years Ended
	December 30, 2006	December 31, 2005	December 25, 2004
	As restated
U.S. statutory federal tax rate	$28,826	$13,472	$13,672
State taxes and credits, net of federal benefit	1,112	212	1,164
Amortization of stock-based compensation, net of tax benefit	1,840	195	255
Research and development credits	(2,840)	(1,315)	(543)
Tax exempt interest and other permanent differences	(4,342)	(1,753)	(1,249)
Tax benefits from recognition of prior years' tax credits	—	(2,922)	373
Change in valuation allowance	552	421	213

Total	$25,148	$8,310	$13,885

Note 10—Employee Benefit Plan:

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

Note 11—Operating Segment and Geographic Information:

        The Company operates in one segment regarding the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 ("SFAS No. 131"), "Disclosures About Segments of an Enterprise and Related Information," the Company's chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

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

        The following customers represented greater than 10% of the Company's revenues in fiscal 2006, 2005, and 2004:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Elpida	22.7%	22.7%	18.7%
Intel Corporation	12.6	11.8	14.5
Powerchip	12.0	*	*
Spirox Corporation	*	23.0	20.0
Samsung	*	15.3%	*
Infineon Technologies AG	*	*	11.6%

*
Less than 10% of revenues.

Note 12—Departure of Executive Officer

        On January 30, 2007, the Company entered into a Separation Agreement and General Release (the "Separation Agreement") with its former President and member of the Office of the Chief Executive, Joseph R. Bronson, who resigned from the Company effective January 5, 2007. Mr. Bronson also resigned from the Board of Directors of the Company effective January 5, 2007.

        In conjunction with the Separation Agreement, the Company recorded a charge of approximately $1.8 million in the first quarter of 2007 consisting primarily of a $400,000 severance payment and approximately $1.4 million in stock-based compensation resulting from the accelerated vesting of a portion of his unvested stock options and restricted stock units.

SCHEDULE II

FORMFACTOR, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 30, 2006, December 31, 2005, and December 25, 2004
(in thousands)

Description	Balance at Beginning of Year	Additions		Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 25, 2004	$103		$—	$62	$41
Year ended December 31, 2005	$41		$33	$—	$74
Year ended December 30, 2006	$74	$		—	$74
Allowance against deferred tax assets
Year ended December 25, 2004	$145		$213	$—	$358
Year ended December 31, 2005	$358		$452	$31	$779
Year ended December 30, 2006	$779		$661	$—	$1,440

INDEX TO EXHIBITS

        Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K/A:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/02	4.01
4.02	Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001	S-1	333-86738	4/22/02	4.02
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/02	4.03
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/02	4.04
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/02	4.05
4.06	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/02	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/02	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03+	1995 Stock Plan, and form of option grant	S-1	333-86738	4/22/02	10.02
10.04+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.03
10.05+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.04
10.06+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.05

10.07+	2002 Equity Incentive Plan, as amended, and forms of option grant	—	—	—	—	X
10.08+	2002 Employee Stock Purchase Plan, as amended	—	—	—	—	X
10.09+	Key Employee Bonus Plan	8-K	000-50307	4/14/06	10.01
10.10+	Employment Offer Letter dated November 17, 2004 to Joseph R. Bronson	10-K	000-50307	3/14/05	10.49
10.11+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/07	10.01
10.12+	Employment Offer Letter dated January 27, 2005 to Ronald C. Foster	10-K	000-50307	3/14/05	10.50
10.13+	Employment Offer Letter dated October 29, 1998 to Yoshikazu Hatsukano	S-1	333-86738	4/22/02	10.13
10.14+	Written description of definitive agreements to increase certain executive officer compensation approved on November 4, 2005	8-K	000-50307	11/10/05	—
10.15+	Written description of definitive agreements to increase bonus targets for certain executive officers approved on February 24, 2006	8-K	000-50307	3/2/06	—
10.16+	Written description of definitive agreements to increase base salaries for certain executive officers approved on April 10, 2006	8-K	000-50307	4/14/06	—
10.17+	Written description of definitive agreement to increase director compensation approved on May 18, 2006	8-K	000-50307	5/24/06	—
10.18	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.18
10.19	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.18.1
10.20	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.21	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.19.1

10.22	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.20
10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.20.1
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/06	10.01
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K/A)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+
Indicates a management contract or compensatory plan or arrangement.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
EXPLANATORY NOTE
FORMFACTOR, INC. Form 10-K/A for the Fiscal Year Ended December 30, 2006 Index
NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1: Business
  Item 1A: Risk Factors
  Item 1B: Unresolved Staff Comments
  Item 2: Properties
  Item 3: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
PART II
  Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6: Selected Financial Data
  Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A: Quantitative and Qualitative Disclosures about Market Risk
  Item 8: Financial Statements and Supplementary Data
  Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A: Controls and Procedures
  Item 9B: Other Information
PART III
  Item 10: Directors Executive Officers and Corporate Governance
  Item 11: Executive Compensation
  Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13: Certain Relationships and Related Transactions and Director Independence
  Item 14: Principal Accounting Fees and Services
PART IV
  Item 15: Exhibits, Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
FORMFACTOR, INC. CONSOLIDATED BALANCE SHEETS
FORMFACTOR, INC. CONSOLIDATED STATEMENTS OF INCOME
FORMFACTOR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
FORMFACTOR, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENT
SCHEDULE II
FORMFACTOR, INC. VALUATION AND QUALIFYING ACCOUNTS For the Years Ended December 30, 2006, December 31, 2005, and December 25, 2004 (in thousands)
INDEX TO EXHIBITS