Form 10-Q/A
period 2007-03-31
FORMFACTOR INC
filed 2007-11-13
CIK 1039399

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

EXPLANATORY NOTE

FormFactor, Inc. (the “Company”) previously announced its intention to restate its consolidated financial statements for the year ended December 30, 2006 including each of the fiscal quarters for that year and the first two quarters of fiscal 2007.  The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended March 31, 2007 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the quarter ended March 31, 2007.

During October 2007, the Company completed a review of its historical practices with respect to inventory valuation.  That review indicated that during fiscal 2006 and the first half of fiscal 2007 it did not consistently follow its accounting policies for valuing inventory.  The Company’s review indicates that the failure to adhere consistently to Company accounting policies for inventory valuation was limited to a small number of employees.  The Audit Committee of the Board of Directors has determined that senior management was not aware of the noncompliance.  The Company is implementing revised procedures designed to prevent a recurrence of the problem.  For more information on these matters, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 2 of the Notes to the Condensed Consolidated Financial Statements, and Item 4, “Controls and Procedures”.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4. Except as identified in the prior sentence, no other items included in the original Form 10-Q have been amended, and such items remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or a discussion of any other developments at the Company subsequent to the original filing.

FORMFACTOR, INC.

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
Revenues	$102,271	$81,330
Cost of revenues	47,988	41,557
Gross margin	54,283	39,773
Operating expenses:
Research and development	14,102	9,776
Selling, general and administrative	22,928	15,748
Total operating expenses	37,030	25,524
Operating income	17,253	14,249
Interest income	5,444	1,822
Other expense, net	119	341
Income before income taxes	22,578	15,730
Provision for income taxes	7,367	5,653
Net income	$15,211	$10,077
Net income per share:
Basic	$0.32	$0.24
Diluted	$0.31	$0.23
Weighted-average number of shares used in per share calculations:
Basic	47,384	41,593
Diluted	49,060	43,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	March 31, 2007	December 30, 2006
	As Restated	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$277,782	$284,131
Marketable securities	227,782	208,263
Accounts receivable	73,280	54,571
Inventories	22,190	18,926
Deferred tax assets	14,496	14,496
Prepaid expenses and other current assets	12,445	12,138
Total current assets	627,975	592,525
Restricted cash	2,250	2,250
Property and equipment, net	103,767	94,064
Deferred tax assets	5,660	4,689
Other assets	1,478	945
Total assets	$741,130	$694,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,162	$31,273
Accrued liabilities	19,379	28,334
Income tax payable	279	7,979
Deferred rent	447	448
Deferred revenue and customer advances	8,485	7,273
Total current liabilities	66,752	75,307
Long term income taxes payable	9,780	—
Deferred rent and other long term liabilities	5,176	5,125
Total liabilities	81,708	80,432
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 47,761,821 and 46,861,334 shares issued and outstanding at March 31, 2007 and December 30, 2006, respectively	48	47
Additional paid-in capital	534,778	504,709
Accumulated other comprehensive loss	(144)	(244)
Retained earnings	124,740	109,529
Total stockholders’ equity	659,422	614,041
Total liabilities and stockholders’ equity	$741,130	$694,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
Cash flows from operating activities:
Net income	$15,211	$10,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,146	4,683
Stock-based compensation expense	7,378	4,478
Deferred income taxes	(961)	(1,010)
Excess tax benefits from equity based compensation plans	(5,129)	(3,303)
Provision for excess and obsolete inventories	2,527	4,535
Loss on disposal of equipment	195	—
Changes in assets and liabilities:
Accounts receivable	(18,709)	(5,974)
Inventories	(5,868)	(5,818)
Prepaid expenses and other current assets	(307)	(1,321)
Other assets	(519)	(411)
Accounts payable	8,213	(1,872)
Accrued liabilities	(11,902)	14
Income tax payable	8,504	2,482
Deferred rent	43	(44)
Deferred revenues and customer advances	1,213	974
Net cash provided by operating activities	6,036	7,490
Cash flows from investing activities:
Acquisition of property and equipment	(14,083)	(9,695)
Purchase of marketable securities	(62,368)	(45,133)
Proceeds from maturities and sales of marketable securities	42,624	48,383
Net cash used in investing activities	(33,827)	(6,445)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,347	187,989
Excess tax benefits from equity based compensation plans	5,129	3,303
Net cash provided by financing activities	21,476	191,292
Effect of exchange rate changes on cash and cash equivalents	(34)	22
Net increase (decrease) in cash and cash equivalents	(6,349)	192,359
Cash and cash equivalents, beginning of the period	284,131	31,217
Cash and cash equivalents, end of the period	$277,782	$223,576
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$1,613	$2,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

Fiscal Year. The Company operates on a 52- 53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2007 will end on December 29, 2007, and will consist of 52 weeks.

Note 2 — Restatement of Financial Statements

The Company completed a review of its historical practices with respect to inventory valuation.  That review indicated that during fiscal 2006 and the first half of fiscal 2007 the Company did not consistently follow its accounting policies for valuing inventory resulting in the misstatement of inventory and cost of revenue.  The change in inventory valuation impacted the amount of stock-based compensation capitalized into inventory due to the change in inventory turns.  As a result, the Board of Directors determined on November 8, 2007 that the Company would restate its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007.  The impacts of the adjustments including the related tax impact are described below and in the following tables.

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Balance Sheet as of March 31, 2007 and April 1, 2006:

	March 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$277,782		$277,782
Marketable securities	227,782		227,782
Accounts receivable	73,280		73,280
Inventories	27,463	$(5,273)	22,190
Deferred tax assets	12,500	1,996	14,496
Prepaid expenses and other current assets	12,360	85	12,445
Total current assets	631,167	(3,192)	627,975
Restricted cash	2,250		2,250
Property and equipment, net	103,767		103,767
Deferred tax assets	5,660		5,660
Other assets	1,478		1,478
Total assets	$744,322	$(3,192)	$741,130

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,162		$38,162
Accrued liabilities	19,379		19,379
Income tax payable	279		279
Deferred rent	447		447
Deferred revenue and customer advances	8,485		8,485
Total current liabilities	66,752		66,752
Long term income taxes payable	9,780		9,780
Deferred rent and other liabilities	5,176		5,176
Total liabilities	81,708		81,708
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value:	—		—
Common stock, $0.001 par value:	48		48
Additional paid-in capital	534,778		534,778
Accumulated other comprehensive loss	(144)		(144)
Retained earnings	127,932	$(3,192)	124,740
Total stockholders’ equity:	662,614	(3,192)	659,422
Total liabilities and stockholders’ equity	$744,322	$(3,192)	$741,130

	April 1, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$223,576		$223,576
Marketable securities	176,546		176,546
Accounts receivable	49,944		49,944
Inventories	21,098	$(1,057)	20,041
Deferred tax assets	11,339		11,339
Prepaid expenses and other current assets	8,493		8,493
Total current assets	490,996	(1,057)	489,939
Restricted cash	2,250		2,250
Property and equipment, net	84,728		84,728
Deferred tax assets	5,521		5,521
Other assets	868		868
Total assets	$584,363	$(1,057)	$583,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,205		$23,205
Accrued liabilities	15,710		15,710
Income tax payable	12,544	$(366)	12,178
Deferred rent	313		313
Deferred revenue and customer advances	4,562		4,562
Total current liabilities	56,334		55,968
Long term income taxes payable	—		—
Deferred rent and other liabilities	3,668		3,668
Total liabilities	60,002		59,636

Stockholders’ equity
Preferred stock, $0.001 par value:	—		—
Common stock, $0.001 par value:	46		46
Additional paid-in capital	461,915		461,915
Accumulated other comprehensive loss	(680)		(680)
Retained earnings	63,080	(691)	62,389
Total stockholders’ equity:	524,361	(691)	523,670
Total liabilities and stockholders’ equity	$584,363	$(1,057)	$583,306

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Statement of Income for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)

Revenues	$102,271		$102,271
Cost of revenues	48,567	$(579)	47,988
Gross margin	53,704	579	54,283
Operating expenses:
Research and development	14,102		14,102
Selling, general and administrative	22,928		22,928
Total operating expenses	37,030		37,030
Operating income	16,674	579	17,253
Interest income	5,444		5,444
Other expense, net	119		119
Income before income taxes	21,999	579	22,578
Provision for income taxes	7,167	200	7,367
Net income	$14,832	$379	$15,211
Net income per share:
Basic	$0.31	$0.01	$0.32
Diluted	$0.30	$0.01	$0.31
Weighted-average number of shares used in per share calculations:
Basic	47,384	47,384	47,384
Diluted	49,060	49,060	49,060

	Three Months Ended April 1, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)

Revenues	$81,330		$81,330
Cost of revenues	40,500	$1,057	41,557
Gross margin	40,830	(1,057)	39,773
Operating expenses:
Research and development	9,776		9,776
Selling, general and administrative	15,748		15,748
Total operating expenses	25,524		25,524
Operating income	15,306		14,249
Interest income	1,822		1,822
Other expense, net	(341)		(341)
Income before income taxes	16,787	(1,057)	15,730
Provision for income taxes	6,019	(366)	5,653
Net income	$10,768	$(691)	$10,077
Net income per share:
Basic	$0.26	$(0.02)	$0.24
Diluted	$0.25	$(0.02)	$0.23
Weighted-average number of shares used in per share calculations:
Basic	41,593	41,593	41,593
Diluted	43,473	43,473	43,473

The following table presents the impact of the restatement adjustments on the Company’s Consolidated Statement of Comprehensive Income for the three months ended March 31, 2007:

	Three Months Ended March 31, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$97		$97

Translation adjustments	3		3

Net income	14,832	$379	15,211
Comprehensive income	$14,932	$379	$15,311

	Three Months Ended April 1, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands)
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$(283)		$(283)

Translation adjustments	(38)		(38)

Net income	10,768	$(691)	10,077
Comprehensive income	$10,447	$(691)	$9,756

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statements of cash flows for the quarterly periods ended March 31, 2007 and April 1, 2006.  Additionally, all notes to the consolidated financial statements affected by the restatements have been labeled as restated.

Note 3 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 30, 2006. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” (“FIN 48”) as of the first day of the first quarter of fiscal 2007. The Company has not otherwise materially changed its significant accounting policies.

Income Taxes

The Company adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any cumulative effect adjustment as of the adoption date.  See Note 9 - Income Taxes for additional information.

Note 4 — Departure of Executive Officer

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

Note 5 — Inventories

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

Inventories consisted of the following:

	March 31, 2007	December 30, 2006
	As Restated	As Restated
	(In thousands)

Raw materials	$9,008	$7,354
Work-in-progress	10,292	9,566
Finished goods	2,890	2,006
	$22,190	$18,926

Note 6 — Warranty

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

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Warranty accrual beginning balance	$778	$511
Accrual for warranties issued during the period	839	226
Settlements made during the period	(795)	(239)
Warranty accrual ending balance	$822	$498

Note 7 — Stock-Based Compensation

The Company recorded stock-based compensation for the three months ended March 31, 2007 and April 1, 2006 as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)

Stock-based compensation expense by type of award:
Employee stock options (1)	$5,595	$4,269
Employee stock purchase plan	889	471
Restricted stock units (2)	817	92
Amounts capitalized as inventory	77	(354)

Total stock-based compensation	$7,378	$4,478

(1)   The three months ended March 31, 2007 includes approximately $575,000 in incremental stock-based compensation resulting from the acceleration of the vesting of a portion of the former President’s stock options in conjunction with his Separation Agreement  (See Note 4 - Departure of Executive Officer).

(2)   The three months ended March 31, 2007 includes approximately $798,000 in incremental stock-based compensation resulting from the acceleration of the former President’s remaining unvested restricted stock units in conjunction with his Separation Agreement  (See Note 4 - Departure of Executive Officer).

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

(1)  In January 2007, 9,608 shares of the former President’s restricted stock units vested. The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the Separation Agreement with the former President (See Note 4 - Departure of Executive Officer).

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

The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

Three Months Ended
	March 31, 2007	April 1, 2006
ESPP:
Dividend yield	—	—
Expected volatility	44.2% - 61.8%	44.2% - 52.0%
Risk-free interest rate	3.69% - 5.18%	3.69% - 4.60%
Expected life (in years)	0.49 - 2.00	0.49 - 2.00

Note 8 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
Basic net income per share
Numerator:
Net income	$15,211	$10,077
Denominator:
Weighted-average common stock outstanding	47,384	41,593
Diluted net income per share
Numerator:
Net income	$15,211	$10,077
Denominator:
Weighted-average shares used in computing basic net income per share	47,384	41,593
Add: Dilutive potential common shares used in computing diluted net income per share	1,676	1,880
Weighted-average number of shares used in computing diluted net income per share	49,060	43,473

The following outstanding options to purchase common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended
	March 31, 2007	April, 1 2006
Options to purchase common stock	1,885	2,306

Note 9 — Income Taxes

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

Note 10 — Commitments and Contingencies

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

Note 11 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
	(In thousands)
Net income	$15,211	$10,077
Change in unrealized gain (loss) on marketable securities	97	(283)
Cumulative translation adjustments	3	(38)
Comprehensive income	$15,311	$9,756

Components of accumulated other comprehensive loss were as follows:

	March 31, 2007	December 30, 2006
	(In thousands)
Unrealized loss on marketable securities	$(185)	$(282)
Foreign currency translation adjustments	41	38
Accumulated other comprehensive loss	$(144)	$(244)

Note 12 — Derivative Financial Instruments

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

Note 13 — Recent Accounting Pronouncements

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

In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-,”Definition of “Settlement” in FASB Interpretation No. 48” (“FSP FIN No. 48-1”). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company adopted in the first quarter of fiscal 2007.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this amended quarterly report on Form 10-Q/A, and gives effect to the restatement of our consolidated financial statements as discussed in Note 2 “Restatement of Financial Statements” to the consolidated financial statements.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
Revenues	100.0%	100.0%
Cost of revenues	46.9	51.1
Gross margin	53.1	48.9
Operating expenses:
Research and development	13.8	12.0
Selling, general and administrative	22.4	19.4
Total operating expenses	36.2	31.4
Operating income	16.9	17.5
Interest income	5.3	2.2
Other expense, net	0.1	0.4
Income before income taxes	22.1	19.3
Provision for income taxes	7.2	6.9
Net income	14.9%	12.4%

Three Months Ended March 31, 2007 and April 1, 2006

Revenues

	Three Months Ended
	March 31,	April 1,	Increase	Change
	2007	2006	(decrease)%
	(In thousands)
Revenues by Market:
DRAM	$75,489	$65,976	$9,513	14.4%
Flash	16,700	7,007	9,693	138.3
Logic	10,082	8,347	1,735	20.8
Total revenues	$102,271	$81,330	$20,941	25.7%

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

The following customers accounted for more than 10% of our revenues for the three months ended March 31, 2007 and April 1, 2006:

	Three Months Ended
	March 31, 2007	April 1, 2006
Elpida Memory	19.0%	26.8%
Hynix Semiconductor	14.3	*
Qimonda	11.3	*
Intel Corporation	11.6	10.9
PowerChip Semiconductor	*	19.7

* Less than 10% of revenues.

Gross Margin

	Three Months Ended
	March 31,	April 1,
	2007	2006
	As Restated	As Restated
	(In thousands)
Gross margin	$54,283	$39,773
% of revenues	53.1%	48.9%

The increase in gross margin for the three months ended March 31, 2007 compared with the three months ended April 1, 2006 was due to factory productivity, yield improvements, and lower inventory provision.  In addition, improved product mix enabled revenue growth, which in turn improved the gross margin percentage.  Inventory write-offs decreased to $2.5 million, or 2.5% of revenues for the three months ended March 31, 2007 as compared with $4.5 million, or 5.5% of revenues for the three months ended April 1, 2006.  This was primarily due to cycle time reductions and improvement in our order fulfillment process.  Stock-based compensation expense increased to $1.4 million in the three months ended March 31, 2007 compared to $0.7 million for the three months ended April 1, 2006 due to increased headcount.

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

Provision for Income Taxes

	Three Months Ended
	March 31, 2007	April 1, 2006
	As Restated	As Restated
	(In thousands)
Provision for income taxes	$7,367	$5,654
Effective tax rate	32.6%	35.9%

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

Inventories were $22.1 million (as restated) and $20.0 million (as restated) at March 31, 2007 and April 1, 2006, respectively. The increase in inventories was a result of increased volume in business and the expected strong demand for our products in the second quarter of fiscal 2007.

Accrued liabilities and income taxes payable decreased $3.4 million (as restated) for the three months ended March 31, 2007 compared with an increase of $2.5 million (as restated) for the three months ended April 1, 2006.  The decrease in the first quarter of fiscal 2007 was due primarily to the higher payout of employee performance bonuses as compared to the first quarter of fiscal 2006.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 29, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness in internal control over financial reporting as of March 31, 2007. The Company did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts.  Specifically, the Company did not maintain effective controls to ensure that the estimation process to value inventory complied with the Company's accounting policies.  This control deficiency resulted in the restatement of the Company's annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of the Company's financial statements that would not be prevented or detected.

Notwithstanding the material weakness, the interim financial statements included in this Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recently ended fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q/A the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 10 - Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q/A is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q/A, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K/A for the year ended December 30, 2006 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. Accordingly, the trading price of our common stock would likely decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K/A and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We disclosed the risk factors below in our Annual Report on Form 10-K/A for the year ended December 30, 2006. We have updated these risk factors to reflect changes for the first quarter of fiscal 2007.

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

November 13, 2007

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