Form 10-Q/A
period 2007-06-30
FORMFACTOR INC
filed 2007-11-13
CIK 1039399

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

EXPLANATORY NOTE

FormFactor, Inc. (the “Company”) previously announced its intention to restate its consolidated financial statements for the year ended December 30, 2006 including each of the fiscal quarters for that year and the first two quarters of fiscal 2007.  The Company is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended June 30, 2007 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures for the quarter ended June 30, 2007.

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

FORMFACTOR, INC.

FORM 10-Q/A FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As restated	As restated	As restated	As restated
Revenues	$114,124	$92,433	$216,395	$173,763
Cost of revenues	49,966	44,822	97,954	86,379
Gross margin	64,158	47,611	118,441	87,384
Operating expenses:
Research and development	14,384	11,627	28,485	21,403
Selling, general and administrative	23,056	17,965	45,984	33,713
Total operating expenses	37,440	29,592	74,469	55,116
Operating income	26,718	18,019	43,972	32,268
Interest income	5,557	3,889	11,001	5,711
Other income (expense), net	(61)	327	(181)	(14)
Income before income taxes	32,214	22,235	54,792	37,965
Provision for income taxes	11,109	7,678	18,476	13,332
Net income	$21,105	$14,557	$36,316	$24,633
Net income per share:
Basic	$0.44	$0.32	$0.76	$0.56
Diluted	$0.43	$0.30	$0.74	$0.54
Weighted-average number of shares used in per share calculations:
Basic	47,893	45,920	47,639	43,730
Diluted	49,516	48,165	49,289	45,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2007	December 30, 2006
	As restated	As restated
ASSETS
Current assets:
Cash and cash equivalents	$286,610	$284,131
Marketable securities	239,588	208,263
Accounts receivable	78,575	54,571
Inventories	30,429	18,926
Deferred tax assets	14,565	14,496
Prepaid expenses and other current assets	14,319	12,138
Total current assets	664,086	592,525
Restricted cash	2,250	2,250
Property and equipment, net	112,352	94,064
Deferred tax assets	6,885	4,689
Other assets	1,612	945
Total assets	$787,185	$694,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,055	$31,273
Accrued liabilities	27,498	28,334
Income taxes payable	6,322	7,979
Deferred rent	447	448
Deferred revenue and customer advances	6,371	7,273
Total current liabilities	79,693	75,307
Long term income taxes payable	11,363	—
Deferred rent and other long term liabilities	5,435	5,125
Total liabilities	96,491	80,432
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 47,993,399 and 46,861,334 shares issued and outstanding at June 30, 2007 and December 30, 2006, respectively	48	47
Additional paid-in capital	545,545	504,709
Accumulated other comprehensive loss	(744)	(244)
Retained earnings	145,845	109,529
Total stockholders’ equity	690,694	614,041
Total liabilities and stockholders’ equity	$787,185	$694,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2007	July 1, 2006
	As restated	As restated
Cash flows from operating activities:
Net income	$36,316	$24,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,616	10,436
Stock-based compensation expense	13,840	9,243
Deferred income taxes	(2,277)	(2,013)
Excess tax benefits from equity based compensation plans	(5,470)	(6,559)
Provision for excess and obsolete inventories	5,234	7,872
Loss on disposal of equipment	283	30
Changes in assets and liabilities:
Accounts receivable	(24,004)	(909)
Inventories	(16,689)	(10,995)
Prepaid expenses and other current assets	(2,227)	(4,544)
Other assets	(499)	(294)
Accounts payable	9,625	2,844
Accrued liabilities	(2,491)	4,956
Income taxes payable	16,546	5,126
Deferred rent	102	(401)
Deferred revenues and customer advances	(902)	1,910
Net cash provided by operating activities	40,003	41,335
Cash flows from investing activities:
Acquisition of property and equipment	(30,641)	(18,605)
Purchase of marketable securities	(120,192)	(124,853)
Proceeds from maturities and sales of marketable securities	87,718	143,774
Net cash provided by (used in) investing activities	(63,115)	316
Cash flows from financin[g] activities:
Proceeds from issuance of common stock	20,112	190,826
Excess tax benefits from equity based compensation plans	5,470	6,559
Net cash provided by financing activities	25,582	197,385
Effect of exchange rate changes on cash and cash equivalents	9	85
Net increase in cash and cash equivalents	2,479	239,121
Cash and cash equivalents, beginning of the period	284,131	31,217
Cash and cash equivalents, end of the period	$286,610	$270,338
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$142	$1,868

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

Note 2 – Restatement of Financial Statements

The Company completed a review of its historical practices with respect to inventory valuation.  That review indicated that during fiscal 2006 and the first half of fiscal 2007 the Company did not consistently follow its accounting policies for valuing inventory resulting in a misstatement of inventory and cost of revenue.  The change in inventory valuation impacted the amount of stock-based compensation capitalized into inventory due to the change in inventory turns.  As a result, the Board of Directors determined on November 8, 2007 that the Company would restate its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007.  The impacts of the adjustments including the related tax impact are described below and in the following tables.

The following tables present the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2007 and July 1, 2006:

	June 30, 2007
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$286,610		$286,610
Marketable securities	239,588		239,588
Accounts receivable	78,575		78,575
Inventories	32,004	$(1,575)	30,429
Deferred tax assets	12,569	1,996	14,565
Prepaid expenses and other current assets	14,319		14,319
Total current assets	663,665	421	664,086
Restricted cash	2,250		2,250
Property and equipment, net	112,352		112,352
Deferred tax assets	6,913	(28)	6,885
Other assets	1,612		1,612
Total assets	$786,792	$393	$787,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,055		$39,055
Accrued liabilities	27,498		27,498
Income tax payable	5,316	$1,006	6,322
Deferred revenue and customer advances	6,371		6,371
Deferred rent	447		447
Total current liabilities	78,687	1,006	79,693
Long term income taxes payable	11,239	124	11,363
Deferred rent and other liabilities	5,435		5,435
Total liabilities	95,361	1,130	96,491
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.001 par value:	—		—
Common stock, $0.001 par value:	48		48
Additional paid-in capital	545,545		545,545
Accumulated other comprehensive loss	(744)		(744)
Retained earnings	146,582	(737)	145,845
Total stockholders’ equity:	691,431	(737)	690,694
Total liabilities and stockholders’ equity	$786,792	$393	$787,185

	July 1, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$270,338		$270,338
Marketable securities	160,306		160,306
Accounts receivable	44,884		44,884
Inventories	24,057	$(2,172)	21,885
Deferred tax assets	11,339		11,339
Prepaid expenses and other current assets	11,771		11,771
Total current assets	522,695	(2,172)	520,523
Restricted cash	2,250		2,250
Property and equipment, net	88,586		88,586
Deferred tax assets	6,524		6,524
Other assets	739		739
Total assets	$620,794	$(2,172)	$618,622
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,034		$29,034
Accrued liabilities	23,214		23,214
Income tax payable	9,016	$(756)	8,260
Deferred revenue and customer advances	5,186		5,186
Deferred rent	313		313
Total current liabilities	66,763	(756)	66,007
Long term income taxes payable	—		—
Deferred rent and other liabilities	3,652		3,652
Total liabilities	70,415	(756)	69,659
Stockholders’ equity
Preferred stock, $0.001 par value:	—		—
Common stock, $0.001 par value:	47		47
Additional paid-in capital	472,778		472,778
Accumulated other comprehensive loss	(807)		(807)
Retained earnings	78,361	(1,416)	76,945
Total stockholders’ equity:	550,379	(1,416)	548,963
Total liabilities and stockholders’ equity	$620,794	$(2,172)	$618,622

The following tables present the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)			(In thousands, except per share data)

Revenues	$114,124		$114,124	$216,395		$216,395
Cost of revenues	53,663	$(3,697)	49,966	102,230	$(4,276)	97,954
Gross margin	60,461	3,697	64,158	114,165	4,276	118,441
Operating expenses:
Research and development	14,384		14,384	28,485		28,485
Selling, general and administrative	23,056		23,056	45,984		45,984
Total operating expenses	37,440		37,440	74,469		74,469
Operating income	23,021	3,697	26,718	39,696	4,276	43,972
Interest income	5,557		5,557	11,001		11,001
Other expense, net	(61)		(61)	(181)		(181)
Income before income taxes	28,517	3,697	32,214	50,516	4,276	54,792
Provision for income taxes	9,867	1,242	11,109	17,034	1,442	18,476
Net income	$18,650	$2,455	$21,105	$33,482	$2,834	$36,316
Net income per share:
Basic	$0.39	$0.05	$0.44	$0.70	$0.06	$0.76
Diluted	$0.38	$0.05	$0.43	$0.68	$0.06	$0.74
Weighted-average number of shares used in per share calculations:
Basic	47,893	47,893	47,893	47,639	47,639	47,639
Diluted	49,516	49,516	49,516	49,289	49,289	49,289

	Three Months Ended July 1, 2006			Six Months Ended July 1, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except per share data)			(In thousands, except per share data)

Revenues	$92,433		$92,433	$173,763		$173,763
Cost of revenues	43,707	$1,115	44,822	84,207	$2,172	86,379
Gross margin	48,726	(1,115)	47,611	89,556	(2,172)	87,384
Operating expenses:
Research and development	11,627		11,627	21,403		21,403
Selling, general and administrative	17,965		17,965	33,713		33,713
Total operating expenses	29,592		29,592	55,116		55,116
Operating income	19,134	(1,115)	18,019	34,440	(2,172)	32,268
Interest income	3,889		3,889	5,711		5,711
Other expense, net	327		327	(14)		(14)
Income before income taxes	23,350	(1,115)	22,235	40,137	(2,172)	37,965
Provision for income taxes	8,069	(391)	7,678	14,088	(756)	13,332
Net income	$15,281	$(724)	$14,557	$26,049	$(1,416)	$24,633
Net income per share:
Basic	$0.33	$(0.01)	$0.32	$0.60	$(0.04)	$0.56
Diluted	$0.32	$(0.02)	$0.30	$0.57	$(0.03)	$0.54
Weighted-average number of shares used in per share calculations:
Basic	45,920	45,920	45,920	43,730	43,730	43,730
Diluted	48,165	48,165	48,165	45,792	45,792	45,792

The following tables present the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	(In thousands)			(In thousands)
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated

Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$(534)		$(534)	$(437)		$(437)
Translation adjustments	(66)		(66)	(63)		(63)
Net income	18,650	$2,455	21,105	33,482	$2,834	36,316
Comprehensive income	$18,050	$2,455	$20,505	$32,982	$2,834	$35,816

	Three Months Ended July 1, 2006			Six Months Ended July 1, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
	(In thousands)			(In thousands)
Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$(240)		$(240)	$(523)		$(523)
Translation adjustments	113		113	75		75
Net income	15,281	$(724)	14,557	26,049	$(1,416)	24,633
Comprehensive income	$15,154	$(724)	$14,430	$25,601	$(1,416)	$24,185

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the condensed consolidated statements of cash flows for the three and six months ended June 30, 2007 and July 1, 2006.  Additionally, all notes to the consolidated financial statements affected by the restatements have been labeled as restated.

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

Inventories consisted of the following:

	June 30, 2007	December 30, 2006
	As restated
	(In thousands)
Raw materials	$11,734	$7,354
Work-in-progress	14,458	9,566
Finished goods	4,237	2,006
	$30,429	$18,926

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

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In thousands)
Warranty accrual beginning balance	$822	$498	$778	$511
Accrual for warranties issued during the period	1,795	824	2,634	1,050
Settlements made during the period	(1,477)	(310)	(2,272)	(549)
Warranty accrual ending balance	$1,140	$1,012	$1,140	$1,012

Note 7 — Stock-Based Compensation

The Company recorded stock-based compensation for the six months ended June 30, 2007 and July 1, 2006 as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As restated	As restated	As restated	As restated
	(In thousands, except per share data)
Stock-based compensation expense by type of award:
Employee stock options (1)	$5,844	$4,208	$11,439	$8,477
Employee stock purchase plan	713	469	1,603	940
Restricted stock units (2)	32	92	848	184
Net change in amounts capitalized as inventory	(127)	(4)	(50)	(358)
Total stock-based compensation	$6,462	$4,765	$13,840	$9,243

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As restated	As restated	As restated	As restated
Basic net income per share
Numerator:
Net income	$21,105	$14,557	$36,316	$24,633
Denominator:
Weighted-average common stock outstanding	47,893	45,920	47,639	43,730
Diluted net income per share
Numerator:
Net income	$21,105	$14,557	$36,316	$24,633
Denominator:
Weighted-average shares used in computing basic net income per share	47,893	45,920	47,639	43,730
Add: Dilutive potential common shares used in computing diluted net income per share	1,623	2,245	1,650	2,062
Weighted-average number of shares used in computing diluted net income per share	49,516	48,165	49,289	45,792

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

Components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As restated	As restated	As restated	As restated
	(In thousands)
Net income	$21,105	$14,557	$36,316	$24,633
Change in unrealized gain (loss) on marketable securities	(534)	(240)	(437)	(523)
Cumulative translation adjustments	(66)	113	(63)	75
Comprehensive income	$20,505	$14,430	$35,816	$24,185

Components of accumulated other comprehensive loss were as follows:

	June 30, 2007	December 30, 2006
	(In thousands)
Unrealized loss on marketable securities	$(719)	$(282)
Foreign currency translation adjustments	(25)	38
Accumulated other comprehensive loss	$(744)	$(244)

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

Note 13 — Recent Accounting Pronouncements

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 30, 2006, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As restated	As restated	As restated	As restated
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	43.8	48.5	45.3	49.7
Gross margin	56.2	51.5	54.7	50.3
Operating expenses:
Research and development	12.6	12.6	13.2	12.3
Selling, general and administrative	20.2	19.4	21.2	19.4
Total operating expenses	32.8	32.0	34.4	31.7
Operating income	23.4	19.5	20.3	18.6
Interest income	4.9	4.2	5.1	3.3
Other income (expense), net	(0.1)	0.4	(0.1)	(0.0)
Income before income taxes	28.2	24.1	25.3	21.9
Provision for income taxes	9.7	8.4	8.5	7.7
Net income	18.5%	15.7%	16.8%	14.2%

Three and Six Months Ended June 30, 2007 and July 1, 2006

Revenues

	Three Months Ended			Six Months Ended
	June 30, 2007	July 1, 2006	% Change	June 30, 2007	July 1, 2006	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$80,120	$67,269	19.1%	155,608	133,245	16.8%
Flash	20,171	17,565	14.8	36,872	24,572	50.1
Logic	13,833	7,599	82.0	23,915	15,946	50.0
Total revenues	$114,124	$92,433	23.5%	216,395	173,763	24.5%

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

The following customers accounted for more than 10% of our revenues for the three and six months ended June 30, 2007 and July 1, 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Elpida Memory	29.8%	18.8%	24.7%	22.5%
Hynix Semiconductor	10.2	*	12.1	*
Intel Corporation	13.4	10.4	12.6	10.6
PowerChip Semiconductor	11.7	15.2	*	17.3
Spansion	12.4	*	*	*
Micron Technologies	*	11.1%	*	*

* Less than 10% of revenues.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As Restated	As Restated	As Restated	As Restated
	(In thousands, except percentages)
Gross margin	$64,158	$47,611	$118,441	$87,384
% of revenues	56.2%	51.5%	54.7%	50.3%

Gross margin increased for the three and six months ended June 30, 2007 compared with the three and six months ended July 1, 2006 due to increased revenues and direct labor and indirect labor productivity improvement. The labor productivity improvement was partially offset by an increase in material and warranty cost arising from the introduction of new product technology into manufacturing. In addition, gross margin improved as a result of a lower inventory provision, which decreased to $5.2 million, or 2.4% of revenues compared to $7.7 million or 4.5% of revenues for the six months ended June 30, 2007 and July 1, 2006, respectively. The lower inventory provision was primarily due to cycle time reductions, increase in yields and improvement in our order fulfillment process. Stock-based compensation expense increased $0.2 million and $0.9 million for the three and six months ended June 30, 2007 compared to the same period in the prior year due primarily to increased headcount.

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

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	As Restated	As Restated	As Restated	As Restated
	(In thousands, except percentages)
Provision for income taxes	$11,109	$7,678	$18,476	$13,332
Effective tax rate	34.5%	34.5%	33.7%	35.1%

Our effective tax rate was 34.5% and 33.7% for the three and six months ended June 30, 2007 compared to 34.5% and 35.1% for the three and six months ended July 1, 2006. The effective tax rate for the three months ended June 30, 2007 remained consistent with the same period in the prior year and decreased for the first half of fiscal 2007 compared to the first half of fiscal 2006 primarily due to the reinstatement of the federal research and development tax credit in December 2006 offset by the elimination of the Extraterritorial Income tax benefit which expired after December 2006.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Annual Report on Form 10-K/A for the year ended December 30, 2006. There have been no changes to our critical accounting policies since December 30, 2006, other than with respect to income taxes.

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

Inventories increased $16.7 million (as restated) and $11.0 million (as restated) for the six months ended June 30, 2007 and July 1, 2006, respectively. The increase in inventories was a result of increased volume in business and the expected strong demand for our products in the third quarter of fiscal 2007.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 29, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness in internal control over financial reporting as of June 30, 2007. The Company did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts.  Specifically, the Company did not maintain effective controls to ensure that the estimation process to value inventory complied with the Company’s accounting policies.  This control deficiency resulted in the restatement of the Company’s annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected.

Notwithstanding the material weakness, the interim financial statements included in this Form 10-Q/A fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in accordance with generally accepted accounting principles.

Management’s Plan for Remediation

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