Form 10-Q
period 2007-09-29
FORMFACTOR INC
filed 2007-11-13
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

As of October 26, 2007, 48,595,941 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated

Revenues	$125,291	$96,757	$341,686	$270,520
Cost of revenues	58,609	47,578	156,563	133,956
Gross margin	66,682	49,179	185,123	136,564
Operating expenses:
Research and development	16,219	11,994	44,704	33,397
Selling, general and administrative	23,365	19,321	69,349	53,034
Total operating expenses	39,584	31,315	114,053	86,431
Operating income	27,098	17,864	71,070	50,133
Interest income	5,766	4,485	16,767	10,196
Other income	415	59	234	45
Income before income taxes	33,279	22,408	88,071	60,374
Provision for income taxes	11,056	7,282	29,532	20,613
Net income	$22,223	$15,126	$58,539	$39,761
Net income per share:
Basic	$0.46	$0.33	$1.23	$0.89
Diluted	$0.45	$0.31	$1.19	$0.85
Weighted-average number of shares used in per share calculations:
Basic	48,291	46,417	47,757	44,625
Diluted	49,729	48,494	49,335	46,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 29, 2007	December 30, 2006
		As Restated
ASSETS
Current assets:
Cash and cash equivalents	$283,391	$284,131
Marketable securities	253,802	208,263
Accounts receivable	86,191	54,571
Inventories	32,568	18,926
Deferred tax assets	14,551	14,496
Prepaid expenses and other current assets	15,338	12,138
Total current assets	685,841	592,525
Restricted cash	2,250	2,250
Property and equipment, net	118,975	94,064
Deferred tax assets	7,610	4,689
Other assets	10,108	945
Total assets	$824,784	$694,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,883	$31,273
Accrued liabilities	21,749	28,334
Income taxes payable	40	7,979
Deferred revenue and customer advances	6,674	7,273
Deferred rent	471	448
Total current liabilities	72,817	75,307
Long term income taxes payable	10,991	—
Deferred rent and other long term liabilities	5,934	5,125
Total liabilities	89,742	80,432
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 48,589,467 and 46,861,334 shares issued and outstanding at September 29, 2007 and December 30, 2006, respectively	49	47
Additional paid-in capital	566,348	504,709
Accumulated other comprehensive income (loss)	577	(244)
Retained earnings	168,068	109,529
Total stockholders’ equity	735,042	614,041
Total liabilities and stockholders’ equity	$824,784	$694,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2007	September 30, 2006
		As Restated
Cash flows from operating activities:
Net income	$58,539	$39,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,570	15,919
Stock-based compensation expense	19,960	15,316
Deferred income taxes	(2,950)	(1,650)
Excess tax benefits from equity based compensation plans	(7,486)	(13,448)
Provision for excess and obsolete inventories	9,540	12,017
Loss on disposal of equipment	576	378
Changes in assets and liabilities:
Accounts receivable	(31,619)	(10,122)
Inventories	(23,094)	(16,222)
Prepaid expenses and other current assets	(2,555)	(5,472)
Other assets	(8,950)	(599)
Accounts payable	7,612	4,867
Accrued liabilities	(8,833)	16,853
Income taxes payable	11,745	(3,187)
Deferred rent	484	1,464
Deferred revenues and customer advances	(538)	2,968
Net cash provided by operating activities	42,001	58,843
Cash flows from investing activities:
Acquisition of property and equipment	(37,107)	(26,862)
Purchase of marketable securities	(164,397)	(202,929)
Proceeds from maturities and sales of marketable securities	118,491	201,340
Net cash used in investing activities	(83,013)	(28,451)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,906	201,289
Excess tax benefits from equity based compensation plans	7,486	13,448
Net cash provided by financing activities	40,392	214,737
Effect of exchange rate changes on cash and cash equivalents	(120)	19
Net increase (decrease) in cash and cash equivalents	(740)	245,148
Cash and cash equivalents, beginning of the period	284,131	31,217
Cash and cash equivalents, end of the period	$283,391	$276,365
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$7,130	$2,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 29, 2007, or for any other period. The balance sheet at December 30, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 30, 2006 included in the Company’s Annual Report on Form 10-K/A filed with the SEC.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2007 will end on December 29, 2007, and will consist of 52 weeks.

Note 2 — Restatement of Financial Statements

The Company completed a review of its historical practices with respect to inventory valuation.  That review indicated that during fiscal 2006 and the first half of fiscal 2007 the Company did not consistently follow its accounting policies for valuing inventory resulting in a material misstatement of inventory and cost of revenue.  The change in inventory valuation impacted the amount of stock based compensation capitalized into inventory due to the change in inventory turns.  As a result, the Board of Directors determined on November 8, 2007 that the Company would restate its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007.  The impacts of these adjustments including the related tax impact are described below in the following tables.

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2006:

	September 30, 2006
	As Previously Reported	Effect of Restatement	Restated
	(In thousands, except share)
ASSETS
Current assets:
Cash and cash equivalents	$276,365		$276,365
Marketable securities	181,128		181,128
Accounts receivable,	54,097		54,097
Inventories	26,317	$(3,257)	23,060
Deferred tax assets	11,233		11,233
Prepaid expenses and other current assets	12,674		12,674
Total current assets	561,814	(3,257)	558,557
Restricted cash	2,250		2,250
Property and equipment, net	87,398		87,398
Deferred tax assets	6,270		6,270
Other assets	994		994
Total assets	$658,726	(3,257)	$655,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,346		$27,346
Accrued liabilities	21,850		21,850
Income tax payable	7,653	$(1,150)	6,503
Deferred revenue and customer advances	353		353
Deferred rent	6,556		6,556
Total current liabilities	63,758	(1,150)	62,608
Deferred rent and other liabilities	4,559		4,559
Total liabilities	68,317	(1,150)	67,167

Stockholders’ equity
Preferred stock, $0.001 par value:	—		—
Common stock, $0.001 par value:	47		47
Additional paid-in capital	496,296		496,296
Deferred stock-based compensation	—		—
Accumulated other comprehensive loss	(114)		(114)
Retained earnings	94,180	(2,107)	92,073
Total stockholders’ equity:	590,409	(2,107)	588,302
Total liabilities and stockholders’ equity	$658,726	$(3,257)	$655,469

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
		(In thousands except per share data)			(In thousands except per share data)

Revenues	$96,757		$96,757	$270,520		$270,520
Cost of revenues	46,492	$1,086	47,578	130,699	$3,257	133,956
Gross margin	50,265	(1,086)	49,179	139,821	(3,257)	136,564
Operating expenses:
Research and development	11,994		11,994	33,397		33,397
Selling, general and administrative	19,321		19,321	53,034		53,034
Total operating expenses	31,315		31,315	86,431		86,431
Operating income	18,950	(1,086)	17,864	53,390	(3,257)	50,133
Interest income	4,485		4,485	10,196		10,196
Other income	59		59	45		45
Income before income taxes	23,494	(1,086)	22,408	63,631	(3,257)	60,374
Provision for income taxes	7,675	(393)	7,282	21,763	(1,150)	20,613
Net income	$15,819	$(693)	$15,126	$41,868	$(2,107)	$39,761
Net income per share:
Basic	$0.34	$(0.01)	$0.33	$0.94	$(0.05)	$0.89
Diluted	$0.33	$(0.02)	$0.31	$0.90	$(0.05)	$0.85
Weighted-average number of shares used in per share calculations:
Basic	46,417	46,417	46,417	44,625	44,625	44,625
Diluted	48,494	48,494	48,494	46,690	46,690	46,690

The following table presents the impact of the restatement adjustments on the Company’s Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	As Previously Reported	Effect of Restatement	Restated	As Previously Reported	Effect of Restatement	Restated
		(In thousands)			(In thousands)

Components of other comprehensive income:
Change in unrealized loss on marketable securities, net of tax	$722		$722	$199		$199
Translation adjustments	(29)		(29)	46		46
Net income	15,819	(693)	15,126	41,868	(2,107)	39,761
Comprehensive income	$16,512	$(693)	$15,819	$42,113	$(2,107)	$40,006

The restatement adjustments did not impact the total net cash flows from total operating, financing, or investing activities in the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2006. Additionally, all notes to the consolidated financial statements affected by the restatements have been labeled as restated.

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

Income Taxes

The Company adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on derecognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption. Therefore, the Company did not record any cumulative effect adjustment as of the adoption date.  See Note 9 - Income Taxes for additional information.

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

Inventories consisted of the following:

	September 29, 2007	December 30, 2006
		As Restated
	(In thousands )
Raw materials	$13,300	$7,354
Work-in-progress	12,827	9,566
Finished goods	6,441	2,006
	$32,568	$18,926

Note 6 — Warranty

The Company offers warranties on its products, other than certain evaluation and early adopter products that are sold without warranty, and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the consolidated income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three and nine months ended September 29, 2007 and September 30, 2006, respectively, follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands )
Warranty accrual beginning balance	$1,140	$1,012	$778	$511
Accrual for warranties issued during the period	1,867	227	4,500	1,051
Settlements made during the period	(1,294)	(533)	(3,565)	(856)
Warranty accrual ending balance	$1,713	$706	$1,713	$706

Note 7 — Stock-Based Compensation

The Company recorded stock-based compensation for the three and nine months ended September 29, 2007 and September 30, 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options (1)	$5,501	$5,195	$16,940	$13,672
Employee stock purchase plan	623	880	2,225	1,820
Restricted stock units (2)	32	92	880	276
Net change in amounts capitalized as inventory	(36)	(94)	(85)	(452)
Total stock-based compensation	$6,120	$6,073	$19,960	$15,316

(1)       The nine months ended September 29, 2007 includes approximately $575,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s former President’s stock options in conjunction with his Separation Agreement (See Note 4 - Departure of Executive Officer).

(2)       The nine months ended September 29, 2007 includes approximately $798,000 in stock-based compensation resulting from the acceleration of the Company’s former President’s remaining unvested restricted stock units in conjunction with his Separation Agreement (See Note 4 - Departure of Executive Officer).

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Plans”) and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. As a result of the effectiveness of the 2002 Plan, the Company ceased granting any options under the Plans.

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model for stock options for the three and nine months ended September 29, 2007 and September 30, 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	45.0%	52.9%	44.4%	50.2%
Risk-free interest rate	4.44%	4.93%	4.62%	4.92%
Expected life (in years)	4.75	4.75	4.71	4.82

Stock option activity under the Plans and the 2002 Plan is set forth below:

	Shares Available	Options Outstanding	Weighted- Average Exercise Price
Balances, December 30, 2006	3,390,293	7,118,946	$24.39
Additional shares reserved	2,342,743	—	—
Options granted	(1,468,668)	1,468,668	41.86
Options exercised	—	(1,450,542)	18.16
Options forfeited	634,452	(634,452)	33.31
Balances, September 29, 2007	4,898,820	6,502,620	$28.86

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

Activity of the restricted stock units under the 2002 Plan during the nine months ended September 29, 2007 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 30, 2006	37,324	$25.46
Vested (1)	(28,824)	26.02
Restricted stock units at September 29, 2007	8,500	$23.56

(1)  In January 2007, 9,608 shares of the former President’s restricted stock units vested.  The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the Separation Agreement with the former President (See Note 4 - Departure of Executive Officer).

Employee Stock Purchase Plan

The 2002 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the nine months ended September 29, 2007 and September 30, 2006, 253,253 shares and 209,789 shares, respectively, were issued under the ESPP. As of September 29, 2007, the Company had $0.8 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.5 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
ESPP:
Dividend yield	—	—	—	—
Expected volatility	37.9%	49.1%	41.1%	48.0%
Risk-free interest rate	4.96%	4.34%	5.02%	4.19%
Expected life (in years)	0.5	1.43	.73	1.39

Note 8 — Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
Basic net income per share
Numerator:
Net income	$22,223	$15,126	$58,539	$39,761
Denominator:
Weighted-average common stock outstanding	48,291	46,417	47,757	44,625
Diluted net income per share
Numerator:
Net income	$22,223	$15,126	$58,539	$39,761
Denominator:
Weighted-average shares used in computing basic net income per share	48,291	46,417	47,757	44,625
Add: Dilutive potential common shares used in computing diluted net income per share	1,438	2,077	1,578	2,065
Weighted-average number of shares used in computing diluted net income per share	49,729	48,494	49,335	46,690

The following outstanding options to purchase common stock were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Options to purchase common stock	2,947	1,932	2,635	1,986

Note 9 — Income Taxes

On December 31, 2006, the Company adopted FIN 48.  As a result of the implementation of FIN 48, the Company’s tax assets and liabilities did not differ from the assets and liabilities before adoption, therefore, the Company did not record any adjustments as of the adoption date.  In addition, consistent with the provisions of FIN 48, the Company reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.  At the adoption date of December 31, 2006, the Company had $16.7 million of total gross unrecognized tax benefits. Of this total, $14.0 million (net of the federal benefit on state issues) of unrecognized tax benefits would impact our effective tax rate if recognized and the remaining $2.7 million would impact the valuation allowance. At September 29, 2007, we added an additional $2.7 million gross unrecognized tax benefit of which $2.3 million of unrecognized tax benefits would impact our effective tax rate if recognized.  During the quarter ended September 29, 2007 we released $1.9 million liability due to the expiration of the statute of limitations.

The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense.  Upon adoption the Company had approximately $545,000 of accrued interest and $0 of penalties related to uncertain tax positions.  As of September 29, 2007 the Company had approximately $729,000 of accrued interest and $0 of penalties related to uncertain tax positions.

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

Note 10 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to the Company.  In fiscal 2006 and January 2007, the Company received a total of three notices from the City of Livermore regarding violation of certain applicable discharge limits. For each notice received, the Company promptly took appropriate steps to address the violations noted. The Company is also implementing certain corrective measures in consultation with the City of Livermore. In addition, the Company and the City of Livermore are discussing the Company’s purchase of additional waste water discharge capacity, which the Company requires as a result of its increased manufacturing capacity.  No provision has been made for loss from environmental remediation liabilities associated with the Livermore sites, because the Company believes that it is not probable that a liability has been incurred as of September 29, 2007.

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

In response to the Company’s infringement actions Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court. The Korean Patent Court has issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342, 399,210, and 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company has appealed the Patent Court invalidity rulings to the Korea Supreme Court.  Phicom has appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court.  In September 2007, the Korea Supreme Court affirmed the Korean Patent Court rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210.  The Korea Supreme Court has not ruled on the Company’s appeal of the Patent Court invalidity ruling regarding the Company’s Korean Patent No. 324,064 and Phicom’s appeal of the Patent Court ruling upholding the Company’s Korean Patent No. 252,457.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of September 29, 2007.

The Company and certain current officers of the Company, including one officer who is a director, have been named as defendants in a shareholder class action filed in the United States District Court for the Northern District of California.  The action was filed on October 31, 2007, under the caption Danny McCasland, Individually and on Behalf of All Others Similarly Situated, v.  FormFactor, Inc, Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman  (the “Action”).  Plaintiffs in the Action allege violations of Section 10(b) of the Securities Exchange Act of 1934 (“Exchange Act”), and Section 20(a) of the Exchange Act.  The Action seeks to recover unspecified money damages, equitable relief and attorneys’ fees and costs.  The deadline by which the Company has to respond to the Action has yet to occur as of the filing of this Quarterly Report.

No provision has been made for the class action related litigation because the Company believes that it is not probable that a liability had been incurred as of September 29, 2007.

Indemnification Obligations

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of September 29, 2007.

Note 11 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
	(In thousands)
Net income	$22,223	$15,126	$58,539	$39,761
Change in unrealized gain on marketable securities	1,209	722	772	199
Cumulative translation adjustments	112	(29)	49	46
Comprehensive income	$23,544	$15,819	$59,360	$40,006

Components of accumulated other comprehensive income (loss) were as follows:

	September 29, 2007	December 30, 2006
	(In thousands)
Unrealized gain (loss) on marketable securities	$490	$(282)
Foreign currency translation adjustments	87	38
Accumulated other comprehensive income (loss)	$577	$(244)

Note 12 — Derivative Financial Instruments

The Company purchases forward exchange contracts to hedge certain existing foreign currency exposures. These hedges do not qualify for hedge accounting treatment in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company recognized losses of $2.2 million and $1.0 million for the three and nine months ended September 29, 2007, respectively, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense. The Company does not use derivative financial instruments for trading or speculative purposes. As of September 29, 2007, the Company had one outstanding foreign exchange forward contract to sell 3,146,000,000 Japanese Yen on October 26, 2007, for $27,463,990 with a contract rate of 114.55. There were no unrealized gains or losses recorded at September 29, 2007.

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

Note 14 — Subsequent Event

On or about November 13, 2007, the Company filed a complaint with the United States International Trade Commission, or “ITC”, seeking institution of a formal investigation by the United States government into the activities of Micronics Japan and of Phicom.  The requested investigation encompasses U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates”, 6,509,751, entitled “Planarizer for a Semiconductor Contactor”, 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” 6,624,648, entitled “Probe Card Assembly”, 7,168,162, entitled “Method of Manufacturing a Probe Card”, and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate,” and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337.  In the ITC complaint, FormFactor requests a permanent exclusion order banning importation of infringing products into the United States.  The ITC has not yet initiated a formal investigation.

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

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto included in the amended annual report on Form 10-K/A, and gives effect to the restatement of our consolidated financial statements as discussed in Note 2 “Restatement of Financial Statements” to the consolidated financial statements.

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

We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. Our customers, in turn, operate in the highly cyclical semiconductor industry and are subject to fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations. We expect these fluctuations, and the resulting variations in our financial results, to continue in future periods.

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first nine months of fiscal 2007 and 2006. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

Use of Estimates.  Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, inventory valuation, fair value of marketable securities, fair value and useful life of intangible assets, useful life of plant property and eqipment, income taxes, warranty obligations, excess component and order cancellation costs, contingencies and litigation, and fair value and estimated forfeitures of stock-based compensation.  Our estimates, which are based on historical experience and on various other assumptions believed to be reasonable under the circumstances, allow us to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	46.8	49.2	45.8	49.5
Gross margin	53.2	50.8	54.2	50.5
Operating expenses:
Research and development	12.9	12.4	13.1	12.4
Selling, general and administrative	18.7	19.9	20.3	19.6
Total operating expenses	31.6	32.3	33.4	32.0
Operating income	21.6	18.5	20.8	18.5
Interest income	4.6	4.6	4.9	3.8
Other income	0.3	0.1	0.1	0.0
Income before income taxes	26.5	23.2	25.8	22.3
Provision for income taxes	8.8	7.6	8.7	7.6
Net income	17.7%	15.6%	17.1%	14.7%

Three and Nine Months Ended September 29, 2007 and September 30, 2006

Revenues

	Three Months Ended			Nine Months Ended
	September 29, 2007	September 30, 2006	% Change	September 29, 2007	September 30, 2006	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$82,243	$70,386	16.8%	$237,850	$203,631	16.8%
Flash	32,153	16,675	92.8	69,025	41,247	67.3
Logic	10,895	9,696	12.4	34,811	25,642	35.8
Total revenues	$125,291	$96,757	29.5%	$341,686	$270,520	26.3%

Revenues increased 29.5% and 26.3% in the three and nine months ended September 29, 2007 compared with the three and nine months ended September 30, 2006. Volume increases resulting from strong market demand for our advanced wafer probe cards continued in the third quarter of fiscal 2007 due to a variety of factors, including bit and design growth as semiconductor manufacturers transition to 70 nanometer nodes and 1 Gb devices, combined with strong growth in the demand for NOR flash memory by mobile device manufacturers.

Our revenues for the three and nine months ended September 29, 2007 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was driven by accelerated tooling cycles for probe cards as a result of our customers’ continued migration to 70 nanometer nodes to reduce their cost of test and improve productivity, and by volume production ramps for 1 Gb devices.  The increase in DRAM revenues was offset by a seasonal weakness in the mobile DRAM business due to decreased demand for mobile and consumer applications. Approximately 81% and 71% of our DRAM revenues for the three and nine months ended September 29, 2007 were derived from 80 nanometer and below technology products compared to 17% and 9% for the three and nine months ended September 30, 2006.

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

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended				Nine Months Ended
	September 29, 2007	% of Revenues	September 30, 2006	% of Revenues	September 29, 2007	% of Revenues	September 30, 2006	% of Revenues
	(In thousands, except percentages)
Japan	$63,498	50.7%	$33,311	34.4%	$140,717	41.2%	$82,687	30.6%
Asia Pacific	40,386	32.2	29,479	30.5	112,345	32.9	90,357	33.4
North America	14,760	11.8	30,136	31.1	66,006	19.3	80,198	29.6
Europe	6,647	5.3	3,831	4.0	22,618	6.6	17,278	6.4
Total revenues	$125,291	100.0%	$96,757	100.0%	$341,686	100.0%	$270,520	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues.

The increase in Japan revenues for the three and nine months ended September 29, 2007 as compared to the same period in the prior year was primarily due to increased mobile DRAM demand directly related to implementation of 70 nanometer tooling cycles combined with increased growth in our customer base in our NOR flash and logic business. The increase in Asia Pacific for the three months ended September 29, 2007 as compared to the same period in the prior year was primarily due to increased DRAM shipments. Asia Pacific revenue remained relatively, as a percentage of revenue, was flat for the nine months ended September 29, 2007 as compared to the same period in the prior year.  The decrease in revenues in North America for the three and nine months ended September 29, 2007 compared to the same period in the prior year was primarily driven by decreased demand for NAND flash and NOR flash products related to product transitions and new product delays.  The increase in revenues in Europe for the three and nine months ended September 29, 2007 was primarily due to the increased demand for DRAM and Logic devices in this region.

The following customers accounted for more than 10% of our revenues for the three and nine months ended September 29, 2007 and September 30, 2006:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Elpida Memory	26.6%	25.0%	25.4%	23.4%
Spansion	22.6	*	14.5	*
PowerChip Semiconductor	13.8	*	11.1	13.4
Hynix Semiconductor	*	10.0	*	*
Intel Corporation	*	13.8	10.9	11.8

* Less than 10% of revenues.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
	(In thousands, except percentages)
Gross margin	$66,682	$49,179	$185,123	$136,564
% of revenues	53.2%	50.8%	54.2%	50.5%

Gross margin increased for the three and nine months ended September 29, 2007 compared with the three and nine months ended September 30, 2006 due to increased revenues and direct and indirect labor productivity improvement. The labor productivity improvement was partially offset by an increase in material and warranty cost arising from the introduction of new product technology into manufacturing. In addition, gross margin improved as a result of lower inventory write-offs of, which was $9.5 million, or 2.8% of revenues compared to $12.0 million or 4.4% of revenues for the nine months ended September 29, 2007 and September 30, 2006, respectively.  The lower inventory write-offs was primarily due to cycle time reductions, increase in yields and improvement in our order fulfillment process. Stock-based compensation expense increased $0.8 million and $1.1 million for the three and nine months ended September 29, 2007 compared to the same period in the prior year due primarily to increased headcount.

Research and Development

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands, except percentages)
Research and development	$16,219	$11,994	$44,704	$33,397
% of revenues	12.9%	12.4%	13.1%	12.4%

Research and development expenses increased for the three and nine months ended September 29, 2007 as compared to the same period in the prior year primarily due to an increase in personnel, new technology, product development related costs and facility expansion. For the three and nine months ended September 29, 2007, personnel costs increased $1.6 million and $4.6 million, respectively, due to increased headcount while expenses related to new technology and product development increased $2.2 million and $5.1 million, respectively. Depreciation increased $0.6 million and $1.4 million respectively due to new investment in R&D equipment and facilities expansion while stock-based compensation remained fairly consistent for the same periods. We are continuing the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands, except percentages)
Selling, general and administrative	$23,365	$19,321	$69,349	$53,034
% of revenues	18.7%	19.9%	20.3%	19.6%

Selling, general and administrative expenses increased for the three and nine months ended September 29, 2007 compared to the same periods in the prior year primarily due to increases in expenses related to personnel costs, facilities expansion and outside legal services. For the three and nine months ended September 29, 2007 personnel related costs increased by approximately $2.8 million and $8.4 million, respectively, primarily due to increased headcount.  Facilities expansion costs for the same period increased $0.4 million and $1.3 million, respectively, while combined outside legal services incurred for protecting our intellectual property portfolio, tax services and other expenses increased by approximately $0.8 million and $3.4 million, respectively. In addition, stock-based compensation expense also increased $0.1 million and $3.3 million for the three and nine months ended September 29, 2007 primarily due to increased headcount and the one-time modification charge incurred during the first quarter of fiscal 2007 resulting from the accelerated vesting of unvested stock options and restricted stock units in conjunction with the severance agreement of the Company’s former President.

Interest Income and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(In thousands, except percentages)
Interest income	$5,766	$4,485	$16,767	$10,196
% of revenue	4.6%	4.6%	4.9%	3.8%

Other income	$415	$59	$234	$45
% of revenues	0.3%	0.1%	0.1%	0.0%

The increase in interest income for the three and nine months ended September 29, 2007 was due to larger cash, cash equivalents and marketable securities balances and improved yields for the first nine months of  fiscal 2007 as compared to the first nine months of fiscal 2006. Cash, cash equivalents, restricted cash and marketable securities increased to $539.4 million at September 29, 2007 compared with $459.7 million at September 30, 2006. Other income for the three and nine months ended September 29, 2007 and September 30, 2006 was mainly comprised of foreign currency gains and losses primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
		As Restated		As Restated
	(In thousands, except percentages)
Provision for income taxes	$11,056	$7,282	$29,532	$20,613
Effective tax rate	33.2%	32.5%	33.5%	34.1%

Our effective tax rate was 33.2% and 33.5% for the three and nine months ended September 29, 2007 compared to 32.5% and 34.1% for the three and nine months ended September 30, 2006.  The effective tax rate for the three months ended September 29, 2007 remained consistent with the same period in the prior year and decreased for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 primarily due to the reinstatement of the federal research and development tax credit in December 2006 offset by the elimination of the Extraterritorial Income tax benefit which expired after December 2006.  Our tax rate in the current quarter benefited from the release of tax reserves due to the expiration of the statute of limitations.  This benefit was offset due to an increase of expected losses in Singapore as further detailed below.

We anticipate our effective rate for the remainder of 2007 to be approximately 39% not including the effect of employee’s disqualifying dispositions of stock based awards which are recognized in the quarter these dispositions occur.  In the second half we began funding part of our research and development investments out of Singapore as we expand our operations there. We expect these investments by our Singapore subsidiary will generate losses for the remainder of the year.  Generally, these losses could be carried forward and offset future Singapore taxable profits, but due to the tax holiday status granted to us, these losses will not reduce future taxes.  Therefore, these losses do not provide a current tax benefit to our tax provision.

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

Liquidity and Capital Resources

As of  September 29, 2007, we had $539.4 million in cash, cash equivalents and marketable securities compared to $492.4 million as of December 30, 2006.

Net cash provided by operating activities was $42.0 million and $58.8 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. Net cash provided by operating activities decreased as a result of an increase in accounts receivable, inventory, and other asset balances combined with a decrease in accrued liabilities. Non-cash items, primarily depreciation and amortization expense, deferred income taxes and stock-based compensation also contributed to the decrease in cash provided by operating activities.

Accounts receivable increased $31.6 million for the nine months ended September 29, 2007 compared with a $10.1 million decrease for the nine months ended September 30, 2006, respectively due to the increase in worldwide sales and timing of shipments to customers. Our days sales outstanding from receivables, or DSO, was to 48 days at September 29, 2007 compared to 42 days at September 30, 2006, respectively.  The increase in DSO is due to an increased mix of customers with longer standard payment terms.

Inventories increased $23.1 million and $16.2 million (as restated) for the nine months ended September 29, 2007 and September 30, 2006, respectively. The increase in inventories was a result of increased volume in business and the expected strong demand for our products in the fourth quarter of fiscal 2007.

Other assets increased $8.9 million and $0.6 million for the nine months ended September 29, 2007 and September 30, 2006, respectively, due to a prepayment of approximately $7.0 million related to our 30-year land lease for Singapore manufacturing facility.

Accrued liabilities decreased $8.8 million and increased $16.9 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.  The decrease in accrued liabilities for the nine months ended September 29, 2007 was due primarily to the payout of employee performance bonuses and profit-sharing.

Net cash used in investing activities was $45.9 million for the nine months ended September 29, 2007 compared with $1.6 million for the nine months ended September 30, 2006.  Capital expenditures were $37.1 million for the nine months ended September 29, 2007 and $26.9 million for the nine months ended September 30, 2006. Cash used in the acquisition of property and equipment resulted primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology. In addition, the increase in purchases and decrease in sales and maturities of marketable securities contributed to net cash used in investing activities for the nine months ended September 29, 2007.

We expect capital expenditures for fiscal 2007 to increase from our target of 12% of revenues to a range of 14% to 15% of revenues.  This increase is expected to continue into fiscal 2008, depending on our revenue growth, primarily as a result of the expansion of our manufacturing operations in Singapore and the related building design, construction and equipment costs that we expect to incur. In the third quarter of fiscal 2007, we signed a 30-year prepaid land lease offer for our Singapore manufacturing facility. We are moving forward with the design and construction of our new facility. The land lease is classified as an operating lease and the prepayment of approximately $7.0 million is amortized over the term of the land lease.

Net cash provided by financing activities was $40.3 million for the nine months ended September 29, 2007 compared with $214.7 million for the nine months ended September 30, 2006. Net cash provided by financing activities for the nine months ended September 29, 2007 was primarily attributable to $26.9 million of net proceeds from the exercise of stock options and $6.6 million received from the January and July 2007 ESPP purchases.  Net cash provided by financing activities for the nine months ended September 29, 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering completed in March 2006 as well as $19.6 million of net proceeds received from the exercise of employee stock options combined with proceeds from the January and July 2006 ESPP purchases. Tax benefits related to the exercise of stock options during the nine months ended September 29, 2007 were $7.5 million compared to $13.4 million for the nine months ended September 30, 2006.

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

Contractual Commitments

Income Taxes.  As of September 29, 2007, our unrecognized tax benefits amounted to $16.2 million and are classified as deferred and other long-term tax liabilities on our condensed consolidated balance sheets.  As of September 29, 2007, the settlement period for our income tax liabilities cannot be determined; however it is not expected to be due within the next twelve months.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 29, 2007 we are not involved in any such off-balance sheet arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments.

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion of, but not all, existing foreign currency denominated amounts.  Gains and losses on these contracts are generally recognized in income.  Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates.  We do not use derivative financial instruments for trading or speculative purposes. The Company recognized losses of $2.2 million and $1.0 million for the three and nine months ended September 29, 2007, respectively, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in other expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 29, 2007 of the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e).  Based on that evaluation and in light of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2007, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC, and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness in internal control over financial reporting as of September 29, 2007. The Company did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts.  Specifically, the Company did not maintain effective controls to ensure that the estimation process to value inventory complied with the Company's accounting policies.  This control deficiency resulted in the restatement of the Company's annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of the Company's financial statements that would not be prevented or detected.

Notwithstanding the material weakness, the interim financial statements included in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of and for the periods presented in accordance with generally accepted accounting principles.

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

We disclosed the risk factors below in our Annual Report on Form 10-K/A for the year ended December 30, 2006. We have updated these risk factors to reflect changes for the third quarter of fiscal 2007.

If demand for our products in the memory device and flip chip logic device markets declines or fails to grow as we anticipate, our revenues could decline.

We derive substantially all of our revenues from wafer probe cards that we sell to manufacturers of DRAM memory and flash memory devices and manufacturers of microprocessor, chipset and other logic devices. In the microprocessor, chipset and other logic device markets, our products are primarily used for devices employing flip chip packaging, which are commonly referred to as flip chip logic devices. For the three months ended September 29, 2007 and September 30, 2006, sales to manufacturers of DRAM devices accounted for 65.6% and 72.8%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 8.7% and 10.0%, respectively, of our revenues, and sales to manufacturers of flash memory devices accounted for 25.7% and 17.2%, respectively, of our revenues.  For the nine months ended September 29, 2007 and September 30, 2006, sales to manufacturers of DRAM devices accounted for 69.6% and 75.3%, respectively, of our revenues, sales to manufacturers of logic devices accounted for 10.2% and 9.5%, respectively, of our revenues, and sales  to manufacturers of flash memory devices accounted for 20.2% and 15.2%, respectively. Therefore, our success depends in part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with manufacturers in this market.  We also need to successfully qualify and introduce into commercial volume our DRAM and flash wafer probe card products incorporating our Harmony architecture.  To the extent that we are unable to do so, or if we are not able to deliver timely our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results.

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

If we are unable to successfully ramp production of our Harmony architecture-based probe card products our business may be materially adversely affected.

In 2006, we delivered our first one-touchdown NAND flash probe cards incorporating our proprietary Harmony architecture for production use. Our Harmony architecture addresses some of the significant challenges presented by the future demands of single touchdown wafer probing and very high parallelism wafer test, and we believe will be a key building block for our future generations of large area array flash, DRAM, wafer level burn-in and high frequency probing solutions.  However, we have experienced difficulties in the manufacturing ramp of the production of our Harmony product. To date, our Harmony probe card production capacity is not keeping pace with demand, and we are experiencing installation issues in the field due to the complexity of customer design requirements, including the need to integrate with varying customer test cell environments.  These issues are being addressed by our manufacturing, design and engineering teams.  Although we have invested additional resources by committing more personnel and equipment to the Harmony product ramp, we cannot guarantee that we will successfully transition Harmony production from a low-volume, engineering-assisted process to a high-volume manufacturing process.  If we fail to ramp our Harmony production manufacturing processes to commercial volumes in a timely manner and at acceptable yields or if we fail to make continual improvements in our processes or if we fail to reduce our manufacturing costs, our Harmony architecture-based products may not be commercially successful, our revenues could be adversely affected, our customer relationships and our reputation may be harmed and our business may be materially adversely affected.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period.  Three customers accounted for 63.0% of our revenues for the three months ended September 29, 2007 and four customers accounted for 61.9% of our revenues for the nine months ended September 29, 2007. In the three and nine months ended September 30, 2006, four customers accounted for 57.7% and 57.2% of our revenues, respectively.  Our ten largest customers accounted for 93.6% and 81.5%, respectively, of our revenues in the three and nine months ended September 29, 2007 and 89.0% and 88.6%, respectively of our revenues in the three and nine months ended September 30, 2006. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could cause our revenues to decline in any particular quarter. A number of factors could cause customers to cancel or defer orders, including manufacturing delays, interruptions to our customers’ operations due to fire, natural disasters or other events, or a downturn in the semiconductor industry. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base and lead to lost or delayed sales and reduced demand for our wafer probe cards. Industry consolidation also could result in pricing pressures as larger DRAM manufacturers could have sufficient bargaining power to demand reduced prices and favorable nonstandard terms. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

Because we conduct some of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for an important part of our revenues. Our international sales as a percentage of our revenues were 88.2% and 80.7%, respectively, for the three and nine months ended September 29, 2007 and 68.9% and 70.4%, respectively for the three and nine months ended September 30, 2006. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

•       compliance with a wide variety of foreign laws and regulations;

•       legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•       political and economic instability in or foreign conflicts that involve or affect, the countries of our customers;

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

If we fail to remediate the material weakness identified in our internal control and accounting systems in October 2007 our business may be materially adversely affected.

In October 2007, we completed a review of our historical practices with respect to inventory valuation.  That review indicated that during fiscal 2006 and the first half of fiscal 2007 we did not consistently follow our accounting policies for determining inventory valuation.  Specifically, we did not maintain effective review controls to ensure that the estimation process to value inventory complied with our policy.  As a result, our Board of Directors determined on November 8, 2007 that we would restate our financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007.  Although we are implementing revised procedures designed to prevent a recurrence of the problem, we cannot assure you that we will be able to successfully address the deficiency.  If we fail to remediate the material weakness identified in our internal control and accounting systems, we may not have accurate information to make investment and management decisions, investors may lose confidence in our ability to execute, our stock price may decline and our business may be materially adversely affected.

We may not obtain the tax and other benefits that we anticipate through the expansion of our manufacturing operations into Singapore, which could negatively impact our operating results.

We have initiated the first phase of our company’s global manufacturing expansion in Singapore. Our decision to build back-end assembly and test followed by front-end wafer manufacturing in Singapore is primarily based upon the tax and other benefits that we believe are obtainable by operating in that country. These benefits include favorable tax exempt status granted by the Singapore government, subject to meeting certain conditions, as well as lower qualified technical personnel labor costs. However, if we do not fulfill the conditions for our granted tax status for any reason, we may not obtain the full tax benefits, the tax benefits could lapse and any future tax benefits that we may seek may not be granted. Consequently, our effective corporate income tax rate may not decrease as we expect but instead, may remain approximately the same or increase. In addition, the other benefits of operating in Singapore may not materialize. The inability to obtain the anticipated tax and other benefits through our Singapore expansion could negatively impact our operating results.

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