Form 10-K
period 2007-12-29
FORMFACTOR INC
filed 2008-02-27
CIK 1039399

Use these links to rapidly review the document
FORMFACTOR, INC. Form 10-K for the Fiscal Year Ended December 29, 2007 Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2007 as reported by NASDAQ Global Market on that date: $1,309,174,239. Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of January 25, 2008 was 48,643,308 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 29, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FORMFACTOR, INC.

Form 10-K for the Fiscal Year Ended December 29, 2007

Index

        FormFactor, the FormFactor logo and its product and technology names, including Harmony MicroSpring, MicroForce, MicroLign, TRE and TrueScale, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

        Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," the "Company," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 31, 2005, December 30, 2006 and December 29, 2007.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed in the section entitled "Item 1A: Risk Factors" and elsewhere in this Form 10-K. You should carefully consider the numerous risks and uncertainties described in such section.

PART I

Item 1:    Business

        We design, develop, manufacture, sell and support, precision high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer prior to singulation of the wafer into individual chips. During wafer sort and test, a wafer probe card is mounted in a prober, which in turn is connected to a semiconductor tester. The wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards. We introduced our first wafer probe card based on our MicroSpring® interconnect technology in 1995. We offer products and solutions that are custom designed for semiconductor manufacturers' unique wafer designs and enable them to reduce their overall cost of test.

        In fiscal 2007, we benefited from semiconductor manufacturers' strong demand for our advanced wafer test products as global semiconductor device production increased. Overall, our revenue grew for our products that address the dynamic random access memory, or DRAM, market, driven primarily by the continued ramp of 70 nanometer technology nodes at our DRAM customers, as well as our customers' transition to one gigabit DDR2 devices. Additionally, applications such as mobile RAM and graphic RAM contributed to our DRAM revenue growth. Strong demand from existing customers fueled both NOR and NAND flash growth. For Known Good Die, or KGD, devices, we saw higher adoption of our high-frequency test at probe product, or HFTAP, largely driven by the demand for mobile devices, such as NOR, specialty NAND, mobile RAM and PSRAM for at-speed testing. Demand for our wafer level burn-in products grew as customers moved more burn-in of their devices to the wafer level. Revenues for our products that address the logic market grew as a result of the new technology node transition for area array flip-chip microprocessor products and the introduction of our new probe cards for higher parallelism probing of wire bond devices.

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

        Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the parts of our wafer probe cards that come into physical contact with the devices being tested, and are manufactured using proprietary micro-machining semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer's particular application.

        Our wafer probe cards are custom products that are designed to order for our customers' unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology enables probe cards for certain applications to be populated with over 40,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 50 mm × 50 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously, in combination with complex multi-layer printed circuit boards that we have designed.

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

        In 2007, we achieved a number of milestones, including the introduction of our TrueScale probe cards for testing wire bond logic and system-on-chip devices for mobile consumer and automotive applications, and the delivery of our first 300 mm, one touchdown wafer-level burn-in probe cards incorporating our proprietary "Harmony" architecture for testing DRAM devices, which is capable of contacting approximately 40,000 test pads in one touchdown. TrueScale, which offers scalability down to a 40 micron pad pitch, addresses the limitations of conventional probing technology that cannot scale below 50 micron pad pitch at high parallelism. TrueScale is designed to increase semiconductor manufacturers' throughput and lower test costs, while supporting their technology roadmap for smaller pad pitches. Our Harmony architecture addresses some of the significant challenges presented by the future demands of single touchdown wafer probing and very high parallelism wafer test. We believe it will be a key building block for our future generations of large area array flash, DRAM, wafer level burn-in and high frequency probing solutions.

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

        Four customers accounted for 63.0% of our revenues in fiscal 2007, three customers accounted for 47.3% in fiscal 2006, and four customers accounted for 72.8% of our revenues in fiscal 2005, as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Elpida	26.2%	22.7%	22.7%
Spansion	14.4	*	*
Powerchip	12.4	12.0	*
Intel Corporation	10.0	12.6	11.8
Spirox Corporation	*	*	23.0
Samsung	*	*	15.3

    *
    Less than 10% of revenues.

        Information concerning revenue by geographic region and by country based upon invoicing location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues—Revenue by Geographic Region" and Note 10 (Operating Segment and Geographic Information) to our consolidated financial statements, which are included elsewhere in this 10-K.

Backlog

        Our backlog was $46.8 million at December 29, 2007 compared to $47.4 million at December 30, 2006. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times produce our products in anticipation of demand for our products. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and, or shipment has occurred but revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.

Manufacturing

        Our wafer probe cards are custom products that we design to order for our customers' unique wafer designs. We manufacture our products at our new facility located in Livermore, California. We completed the transition to our new manufacturing facility in fiscal 2006. We also continued utilizing our old facility, which is also located in Livermore, for additional manufacturing functions. In the fourth quarter of fiscal 2007 we discontinued all manufacturing functions at our old facility. We have initiated the first phase of our company's current global manufacturing plan to establish a new manufacturing facility in Singapore. Our current plan, portions of which we have delayed and are further evaluating, is to first expand our assembly and test and back-end manufacturing processes in Singapore, and then expand our manufacturing capabilities in Singapore to include our front-end manufacturing processes.

        Our proprietary manufacturing processes include wirebonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and complex interconnection system design. The critical steps in our manufacturing process are performed in a Class 100 clean room environment. We also expend considerable resources on the assembly and test of our wafer probe cards and on quality control.

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

        We maintain a repair and service capability in Livermore, California. We also provide repair and service capabilities in our service centers in Gyeonggi-do, South Korea; Dresden, Germany; Yokohama City, Japan and Jubei City, Taiwan.

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

        We have historically devoted approximately 11% to 14% of our revenues to research and development programs. Research and development expenses were $61.0 million for fiscal 2007, $46.6 million for fiscal 2006, and $28.3 million for fiscal 2005.

        Our research and development activities, including our product engineering activities, are directed by individuals with significant expertise and industry experience. As of December 29, 2007, we had 218 employees in research and development.

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

        We sell our products worldwide primarily through our direct sales force, a distributor and one independent sales representative. As of December 29, 2007, we had 21 sales professionals. In North America, South Korea, Taiwan and Japan we sell our products through our direct sales force. In Europe, our local sales team works with one independent sales representative. In China, Malaysia, Philippines and Singapore, we sell through Spirox Corporation, our regional distributor. We also have the ability to sell our products direct to customers in these regions. In October 2005, we terminated our agreement with Spirox for the distribution of our products in Taiwan and transitioned to a direct sales model.

        Our marketing staff, located in Livermore, California, Jubei City, Taiwan and Tokyo, Japan, works closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.

        We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.

Environmental Matters

        We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. In fiscal 2007, we received two notices of violation from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, we promptly investigated the violation, took appropriate steps to address the cause of the violation and implemented corrective measures to prevent a recurrence. We have also implemented additional waste water treatment capability in consultation with the City of Livermore. In addition, we are discussing with the City of Livermore the purchase of additional waste water discharge capacity, which we require as a result of our increased manufacturing capacity.

        While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operations, which may adversely impact our operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could also harm our operations, thereby adversely impacting our operating results and cash flows.

Competition

        The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Technoprobe Asia Pte. Ltd., MicroProbe, Inc., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., Touchdown Technologies, Inc., TSE Co., Ltd. and Wentworth Laboratories, Inc., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

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

Intellectual Property

        Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the semiconductor testing requirements of our customers, to maintain and protect our proprietary technology and to conduct our business without infringing the proprietary rights of others. We rely on a combination of patents, trade secrets, trademarks and contractual restrictions on disclosure to protect our intellectual property rights.

        As of December 29, 2007, we had 471 issued patents, of which 252 are United States patents and 219 are foreign patents. The expiration dates of these patents range from 2013 to 2026. Our issued patents cover many of the features of our MicroSpring interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 29, 2007, we had 557 patent applications pending worldwide, including 148 United States applications, 377 foreign national or regional stage applications and 32 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.

        We have both registered and unregistered trademarks, including FormFactor, Harmony, MicroSpring, MicroForce, MicroLign, TRE, TrueScale and the FormFactor logo.

        We routinely require our employees, customers, suppliers and potential business partners to enter into confidentiality and non-disclosure agreements before we disclose to them any sensitive or proprietary information regarding our products, technology or business plans. We require our employees to assign to us proprietary information, inventions and other intellectual property they create, modify or improve.

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

        We have invested significant time and resources in our technology and as a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technologies, including our MicroSpring interconnect technology and design processes, we may pursue actions to enforce our intellectual property rights against infringing third parties.

        For a description of the material patent-related proceedings in which we are involved, see "Item 3: Legal Proceedings".

Employees

        As of December 29, 2007, we had 1,124 regular full-time employees, including 218 in research and development, 134 in sales and marketing, 124 in general and administrative functions, and 648 in operations. By region, 986 of our employees were in North America, 54 in Japan, 24 in Taiwan, 23 in South Korea, 23 in Singapore, and 14 in Europe. On February 5, 2008, we announced a cost reduction plan that will include reducing our global workforce by approximately 14%. The plan is designed to restructure our company to better align with the market environment.

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

Executive Officers

        The names of our executive officers, their ages as of December 29, 2007 and their positions with our company are set forth below.

Name	Age	Position
Dr. Igor Y. Khandros	53	Chief Executive Officer and Director
Dr. Mario Ruscev(1)	51	President and Director
Ronald C. Foster(2)	57	Senior Vice President and Chief Financial Officer
Richard M. Freeman	58	Senior Vice President, Operations
Jorge L. Titinger	46	Senior Vice President, Product Business Group
Stuart L. Merkadeau	46	Senior Vice President, General Counsel and Secretary

(1)
Dr. Ruscev joined FormFactor in January 2008.

(2)
On February 25, 2008, FormFactor announced the resignation of Mr. Foster to be effective after a transition period.

        Dr. Igor Y. Khandros founded FormFactor in April 1993. Dr. Khandros has served as our Chief Executive Officer as well as a Director since that time. Dr. Khandros also served as our President from April 1993 to November 2004. From 1990 to 1992, Dr. Khandros served as the Vice President of Development of Tessera, Inc., a provider of chip scale packaging technology, that he co-founded. From 1986 to 1990, he was employed at the Yorktown Research Center of IBM Corporation as a member of the technical staff and a manager. From 1979 to 1985, Dr. Khandros was employed at ABEX Corporation, a casting foundry and composite parts producer, as a research metallurgist and a manager, and he was an engineer from 1977 to 1978 at the Institute of Casting Research in Kiev, Russia. Dr. Khandros holds a M.S. equivalent degree in metallurgical engineering from Kiev Polytechnic Institute in Kiev, Russia, and a Ph.D. in metallurgy from Stevens Institute of Technology.

        Dr. Mario Ruscev joined our company in January 2008 as our President and Director. Dr. Ruscev previously served as President of Testing Schlumberger Oilfield Services of Schlumberger Limited, a services company supplying technology, project management and information solutions for optimizing performance in the oil and gas industry, from April 2006 to December 2007. He also held several executive positions at Schlumberger during his 23 year career with that company, including President of Schlumberger Water and Carbon Services from April 2002 to March 2006, President of Wireline Schlumberger Oilfield Services from January 2001 to March 2002 and President of Geco-Prakla Schlumberger Oilfield Services from April 1999 to December 2000. Dr. Ruscev received a Doctorate in Nuclear Physics from Université, Pierre et Marie Curie in Paris, France and a Ph.D. in Nuclear Physics from Yale University.

        Ronald C. Foster has served as our Senior Vice President and Chief Financial Officer since March 2005. Mr. Foster previously served as Chief Financial Officer of JDS Uniphase, a manufacturer of products for fiber optic communications, from February 2003 to March 2005. Prior to joining JDS Uniphase, Mr. Foster was the Chief Financial Officer of Novell, Inc., a provider of network operating systems, from 2001 to February 2003. Mr. Foster served as Vice President of Finance and Operations, Corporate Controller at Novell from 1998 to 2001. Prior to Novell, Mr. Foster served as Vice President, Operations Controller for Applied Materials, Inc., a manufacturer of semiconductor wafer fabrication equipment and also spent more than ten years in various financial roles at Hewlett-Packard Company.

Mr. Foster received an M.B.A. from the University of Chicago and a B.A. in economics from Whitman College.

        Richard M. Freeman has served as our Senior Vice President, Operations since September 2004. Mr. Freeman previously served as Chief Operating Officer at ChipPAC Inc. a provider of semiconductor packaging, design, assembly, test and distribution services from November 2000 to December 2003. He also served as Senior Vice President of Manufacturing for Cypress Semiconductor Corporation, from April 1999 to November 2000. Prior to this, Mr. Freeman spent over 20 years in semiconductor manufacturing at National Semiconductor Corporation and Fairchild Semiconductor International, Inc., the last position as Vice President of Worldwide Wafer Manufacturing. Mr. Freeman holds a M.S. degree in chemistry from the University of Arizona and a B.S. degree in chemistry from Michigan Technological University.

        Jorge L. Titinger joined our company in November 2007 as our Senior Vice President, Product Business Group. Mr. Titinger previously served as Chief Manufacturing Officer and Executive Vice President of Global Operations of KLA-Tencor Corporation, a supplier of process control and yield management solutions for semiconductor and related microelectronics industries from February 2006 to October 2007. He also served as Chief Administrative Officer of KLA-Tencor from January 2005 to February 2006, Senior Vice President and General Manager of KLA-Tencor's Global Support Services and Field Operations Group from July 2004 to December 2005, and Vice President and General Manager of KLA-Tencor's TI and Central USA Field Business Unit from January 2003 to July 2004. Prior to joining KLA-Tencor, he held several executive positions at Applied Materials, from 1998 to December 2002 including Vice President of Global Operations. Prior to that, he was President/Chief Operating Officer at Insync Systems, Inc., and held executive positions at NeTpower, Inc., MIPS Computer Systems, Inc. and Silicon Graphics, Inc. Mr. Titinger received a B.S. and M.S. in electrical engineering, and a M.S. in engineering management from Stanford University.

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

Item 1A:    Risk Factors

        You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, in evaluating FormFactor and our business. If any of the following risks actually occur, our business, financial condition and results of operations would suffer, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

Our operating results are likely to fluctuate, which could cause us to miss market analyst or investor expectations and cause the trading price of our common stock to decline.

        Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues, operating results and outlook to fluctuate from period-to-period include:

  •
  customer demand for and adoption of our products;

  •
  market and competitive conditions in our industry, the semiconductor industry and the economy as a whole;

  •
  the timing and success of new technologies and product introductions by our competitors and by us;

  •
  our ability to deliver reliable, cost-effective products that meet our customers' testing requirements in a timely manner;

  •
  our ability to bring new products, into volume production efficiently and to continue to make improvements in the efficacy volume production of products utilizing our Harmony architecture technology;

  •
  our ability to implement measures for enabling efficiencies and supporting growth in our design, applications and other operational activities;

  •
  the reduction, rescheduling or cancellation of orders by our customers;

  •
  our product and customer sales mix and geographical sales mix;

  •
  changes in our operating expenses needed to support the growth of our business;

  •
  a reduction in the price or the profitability of our products;

  •
  the availability or the cost of components and materials utilized in our products;

  •
  our ability to efficiently expand manufacturing capacity and to stabilize production yields and ramp production volume at our manufacturing facilities;

  •
  our ability to locate our wafer probe card design activities in the specific countries where our customers are located;

  •
  our ability to protect our intellectual property against third parties and continue our investment in research and design activities;

  •
  our ability to obtain tax and other cost advantages from our expansion of operations into Singapore;

  •
  any disruption in the operation of our manufacturing facility;

  •
  the timing of and return on our investments in research and development;

  •
  our ability to collect accounts receivable; and

  •
  seasonality, principally due to our customers' purchasing cycles.

        The impact of one or more of these factors might cause our operating results to vary widely. If our revenues, operating results or outlook fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially.

Cyclicality in the semiconductor industry historically has affected our sales and might do so in the future, and as a result we could experience reduced revenues or operating results.

        The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the fourth quarter of fiscal 2007 declined by 4.0% compared to our revenues for the three months ended September 29, 2007. By way of further example, we expect our revenues to be significantly lower in the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 due in significant part to deteriorating semiconductor market conditions, particularly in the DRAM segment and we cannot provide any assurance when semiconductor market conditions will improve. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their capital equipment spending, during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers' costs related to semiconductor devices approaches or exceeds the sales price of the devices. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin might decline and cause us to experience operating losses.

If we are unable to successfully ramp production of our Harmony architecture-based probe card products, our business may be materially adversely affected.

        While we have successfully qualified and delivered certain Harmony-based wafer probe cards that are being used by some of our customers in commercial volume for testing semiconductor devices and reduced manufacturing lead times, we have experienced and may continue to experience difficulties in the manufacturing ramp of the production of our Harmony architecture-based products. To date, our Harmony-based probe card production capacity is not keeping pace with demand, and we are experiencing installation issues in the field due to the complexity of customer design requirements, including the need to test semiconductor devices over a wide range of temperatures and to integrate the wafer probe cards with varying customer test cell environments. These problems have resulted in missed opportunities with customers. Although we have invested additional resources by committing more personnel and equipment to the Harmony architecture product ramp, we cannot guarantee that we will successfully transition Harmony production from a lower-volume, engineering-assisted process to a high-volume manufacturing process, including the automation of certain of the processes. If we fail to ramp our Harmony production manufacturing processes to commercial volumes in a timely manner and at acceptable yields, if we fail to make continual improvements in our processes or if we fail to reduce our manufacturing costs, our Harmony architecture-based products may not be commercially successful, our revenues may continue to be adversely affected, our customer relationships and our reputation may be harmed, and our business may be materially adversely affected.

If we are unable to manufacture our products efficiently, our operating results could suffer.

        We must continuously modify our manufacturing processes in an effort to improve yields and product performance, lower our costs and reduce the time it takes for us to design and manufacture our products. We also may be subject to events that negatively affect our manufacturing processes and impact our business and operating results. For example, during our fiscal quarter ended December 25, 2004, a contamination problem in our manufacturing line caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. To improve our manufacturing processes, we have incurred and may incur in the future substantial costs as we increase capacity and yields, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train additional technical personnel. We have experienced and may experience in the future manufacturing delays and other inefficiencies in connection with the implementation of these improvements and customer qualifications of new processes, which could cause our operating results to decline. We have also experienced and may continue to experience difficulties in expanding our operations to manufacture our complex products in volume on time and at acceptable cost. For example, while we have successfully qualified and delivered certain Harmony-based wafer probe cards to some of our customers and reduced manufacturing lead times, we are experiencing new product ramp challenges in connection with the manufacture of our Harmony architecture-based products, which has resulted in missed opportunities with customers. As a further example, despite bringing on line our new manufacturing facility in early 2006, we experienced difficulties in fulfilling all of our customers' orders in a timely fashion. Any continued difficulties could cause additional product delivery delays and lost sales. This increases our vulnerability to our competitors and the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

        We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transitions to and 70 and below nanometer technology nodes, to one gigabit density devices, to Double Data Rate II, or DDR II, architecture devices, and to Double Data Rate III, or DDR III, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we experience a downturn in demand for our products, our revenues could decline.

        We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other logic devices. In fiscal 2007 and 2006, sales to manufacturers of DRAM devices accounted for 70.9% and 73.7%, respectively, of our revenues, sales to manufacturers of flash memory devices accounted for 19.2% and 15.8%, respectively, of our revenues, and sales to manufacturers of logic devices accounted for 9.8% and 10.5%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with flash memory manufacturers. We also need to successfully qualify and introduce our DRAM and flash wafer probe card products incorporating our Harmony architecture. While we have successfully qualified and delivered certain Harmony-based wafer probe cards which are being used by some of our customers in commercial volume during the fabrication of semiconductor devices, and reduced manufacturing lead times, this does not necessarily mean that we have solved all manufacturing issues for all designs of our Harmony-based products. To the extent that we are unable to efficiently manufacture our wafer probe cards or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters into another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

        We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted and in the future is likely to result in price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., SV Probe Inc., Micronics Japan Co., Ltd., Microfriend Inc., MicroProbe Inc., Phicom Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron, Ltd., Touchdown Technologies, Inc., TSE Co., Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

        A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Four customers accounted for 63.0% of our revenues in fiscal 2007, and three customers accounted for 47.3% of our revenues in fiscal 2006 and four customers accounted for 72.8% of our revenues in fiscal 2005. In fiscal 2007 and 2006, our ten largest customers accounted for 90.7% and 89.6%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations or deferrals could result from a downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers' operations due to fire, natural disasters or other events. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base, lead to lost or delayed sales and reduced demand for our wafer probe cards and result in pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

  •
  acquire or invest in a competitive wafer probe card manufacturer or enter into a business venture with a competitive wafer probe card manufacturer; or

  •
  attempt to restrict our ability to enter into relationships with their competitors.

        Many of our customers and the test equipment companies we work with are large companies. The consequences of deterioration in our relationship with any of these companies could be exacerbated due to the significant influence these companies can exert in our markets. If our current relationships with our customers and test equipment companies deteriorate, or if we are unable to develop similar collaborative relationships with important customers and test equipment companies in the future, our long-term ability to produce commercially successful products could be impaired.

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

        We intend to continue to work with certain of our customers to migrate elements of final test from the device level to the wafer level and to engage in such activities with other and new customers. This migration will involve a change in semiconductor test strategies from concentrating final test at the individual device level to increasing the amount of test at the wafer level. Semiconductor manufacturers typically take time to qualify new strategies that affect their testing operations. As a result, general acceptance of wafer-level final test might not occur in the near term or at all. In addition, semiconductor manufacturers might not accept and use wafer-level final test in a way that uses our technology. If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed. In addition, if various manufacturers do not elect to invest in wafer test technology enabling the identification of known good die, or KGD, or if the projected or anticipated investment in such technology is delayed or reduced, it could delay the introduction of our technologies and negatively impact our business.

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

        If semiconductor manufacturers implement chip designs that include increased built-in self-test capabilities or similar functions or methodologies that increase test throughput, it could negatively impact our sales or the migration of elements of final test to the wafer level. Additionally, if new chip designs or types of chips are implemented that require less, or even no, test using wafer probe cards, or significantly reduce wafer test complexity, our revenues could be impacted. Further, if new chip designs are implemented which we are unable to test, or which we are unable to test efficiently and provide our customers with an acceptably low overall cost of test, our revenues could be negatively impacted. Still further, if semiconductor manufacturers reduce generally the amount or degree of wafer test they perform, our revenues could be negatively impacted.

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

We manufacture all our products at our facility in Livermore, California, and any disruption in the operations of this facility could adversely impact our business and operating results.

        Our manufacturing processes require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture our wafer probe cards at our new facility located in Livermore, California. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

If we do not effectively expand our manufacturing capacity at our new operations and manufacturing facility as demand for our products increases, and introduce automation into our processes, our business and operating results will be negatively impacted.

        We completed the transition to our new manufacturing facility in Livermore and the first phase of our capacity ramp in fiscal 2006. We plan to further ramp production volume at our new facility to meet demand for our existing products and for our contemplated new product introductions. The costs of increasing manufacturing capacity at our current Livermore facility, including capital costs such as equipment, and fixed costs such as rent, personnel and material costs required for any ramp and qualification, are substantial. Any difficulties we encounter in expanding manufacturing capacity at our current facility could result in significant expense, disrupt our manufacturing processes, and cause delays in product deliveries and lost sales, which would harm our business, financial condition and operating results. Additionally, our inability to automate certain portions of our manufacturing processes that are currently not automated could have a limiting impact on our production capacity and harm our operating results.

We have delayed our planned establishment of a manufacturing facility in Singapore, and if we do not effectively execute our current global manufacturing plan or if we decide to change our plan, our operating results could be negatively impacted.

        We have initiated the first phase of our company's current global manufacturing plan to establish a new manufacturing facility in Singapore. Our current plan, portions of which we have delayed and are further evaluating, is to first expand our assembly and test and back-end manufacturing processes in Singapore and then expand our manufacturing capabilities and capacities in Singapore to include our front-end manufacturing processes. The difficulties normally associated with designing, building and bringing online a new facility will be compounded by language and cultural differences, as well as the geographic distance from our California-based facility. Our executive team has little experience in building or managing foreign operations, and the design, build and ramp of this new facility may divert a substantial amount of our management's time. To prepare this facility for operation, we will need to design and build a facility that meets our current operational requirements and can be scaled for future expansion, purchase new equipment, replicate our current manufacturing processes and hire additional technical personnel. The design, build and start-up of the facility in Singapore may raise numerous or unfamiliar construction, logistical, supply, equipment, engineering and human resources complications. Design and construction costs are continuing to increase since we initiated our Singapore expansion project at a level that we did not reasonably anticipate. Additionally, capital costs such as equipment, fixed costs such as rent, personnel and material costs required for ramp and qualification, and redundancy costs associated with maintaining production sites in two locations, are substantial. We may encounter, for example, delays, and cost overruns during the design and build of the new facility, and technical obstacles such as poor manufacturing yield and loss of quality control during the ramp of the new facility, which could negatively impact gross margins, delay shipments and deliveries, cause us to lose sales, damage our reputation and harm our business, financial condition and operating results. In addition, some or all of our customers may also require a full qualification of any new facility. Any qualification process could take longer than we anticipate and negatively impact our operating results. Further, we announced on February 5, 2008, that we have placed portions of the Singapore expansion project on hold for approximately six months. If we decide to change our current global manufacturing plan, we may incur charges for certain costs incurred to support the Singapore facility project to date.

If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.

        Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers' relatively short cycle time requirements. We, for example, have lost sales in the past where we were unable to meet a customer's schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales. We currently plan on bringing up design capacity in Japan at our local Japan facilities at a level that will allow us to complete substantially all of our design requirements for our customers in Japan by the end of our third fiscal quarter of 2008, and our design capacity in Korea at our local Korea facilities at a level that will allow us to complete substantially all or our design requirements for our customers in Korea by the end of our fourth fiscal quarter of 2008. If we are not able to bring up design capacity in these countries as planned, our ability to respond to customer requirements could be challenged and our revenues could be negatively impacted.

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

        We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including a potential inability to obtain an adequate supply of materials, late deliveries and poor component quality. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn, or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.

        The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. A further example is that during our fiscal quarter ended December 25, 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, failures of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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

        In addition, if any of our products fails to meet specifications or has reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns or warranty costs and the loss of existing customers or the failure to attract new customers. Our customers use our products with test equipment and software in their manufacturing facilities. Our products must be compatible with the customers' equipment and software to form an integrated system. While we have designed our test capabilities and standards to replicate the actual test environment of our customers and continually work to improve our capabilities, it is possible that our wafer probe card will perform differently in the customers' actual test environments. If our wafer probe card does not function properly within a customer's specific test environment, we could be required to provide field application engineers to locate the problem, which can take time and resources. If the problem relates to our wafer probe cards, we might have to invest significant capital, manufacturing capacity and other resources to correct it. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

If our ability to forecast demand for our products deteriorates or the predictability of our manufacturing yields do not improve, we could incur higher inventory losses than we currently experience.

        Each semiconductor chip design requires a custom wafer probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers' short delivery time requirements, we often design, procure materials and, at times, produce our products in anticipation of demand for our products rather than in response to an order. Our manufacturing yields, particularly for new products, have historically been unpredictable and consequently, we generally produce more components for probe cards, or actual probe cards, than forecasted demand. If we do not obtain orders as we anticipate or if we continue to produce excess inventory to compensate for unpredictable manufacturing yields, we could have excess or obsolete inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs or material charges for scrap.

If we fail to remediate the material weakness identified in our internal control and accounting systems in October 2007 our business may be materially adversely affected.

        In October 2007, we completed a review of our historical practices with respect to inventory valuation. That review indicated that during fiscal 2006 and the first half of fiscal 2007 we did not consistently follow our accounting policies for determining inventory valuation. Specifically, we did not maintain effective review controls to ensure that the estimation process to value inventory complied with our policy. As a result, we were required to restate our financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that fiscal year, and for the fiscal quarters ended March 31 and June 30, 2007. Although we are implementing revised procedures designed to prevent a recurrence of the problem, we cannot assure you that we will be able to successfully address the deficiency. If we fail to remediate the material weakness identified in our internal control and accounting systems, we may not have accurate information to make investment and management decisions, investors may lose confidence in our ability to execute, our stock price may decline and our business may be materially adversely affected.

We might be subject to claims of infringement of other parties' proprietary rights which could harm our business.

        In the future, as we have in the past, we might receive claims that we are infringing intellectual property rights of others or inquiries about our interest in a license, or assertions that we need a license, to the intellectual property. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling or settlement, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology and/or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us or at all. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling or settlement.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

        If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

  •
  our means of protecting our proprietary rights will be adequate;

  •
  patents will be issued from our pending or future applications;

  •
  our existing or future patents will be sufficient in scope or strength to provide any meaningful protection or commercial advantage to us;

  •
  our patents or other intellectual property will not be invalidated, circumvented or successfully challenged in the United States or foreign countries; or

  •
  others will not misappropriate our proprietary technologies or independently develop similar technologies, duplicate our products or design around any of our patents or other intellectual property, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

        We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation and, in certain cases, our competitors have initiated invalidity proceedings in foreign patent offices against certain of our patents. See the "Legal Proceedings" section of this Form 10-K for a description of the material patent-related proceedings in which we are involved.

        Any litigation, whether or not it is resolved in our favor, and whether it is initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we do not effectively manage growth and other changes in our business, these changes could place a significant strain on our management and operations and, as a result, our business might not succeed.

        Our rapid growth in recent years has placed significant demands on our management team, our information systems and our design, applications and manufacturing processes. Our ability to continue to grow successfully and to proactively manage other changes in our business, including our recently announced cost reduction plan, requires an effective planning, implementation and management process. To manage our business effectively, we must invest the necessary capital and continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner. Those resources might not be available when we need them, which would limit our ability to manage our business and its challenges, thereby limiting growth. Our controls, systems and procedures might not be adequate to support a growing public company. For example, if we do not implement in a timely manner scalable information technology systems, we may not be able to maintain or expand our current manufacturing capacity, improve our manufacturing yields, expand our global manufacturing and service center capabilities or upgrade our accounting and internal control systems, which would, in turn, have a negative impact on our operating results. In addition, if our plans to expand our manufacturing capacity or our global operations involve the acquisition of businesses, we will need to invest the necessary resources, and to improve our corporate systems and infrastructure in order to enable the successful integration of any acquired businesses. If our management fails to plan effectively for our business initiatives or to respond effectively to changes in our business, our business might not succeed.

If we fail to attract, integrate and retain qualified personnel, our business might be harmed.

        Our future success depends largely upon the continued service of our key management, technical, and sales and marketing personnel, and on our continued ability to hire, integrate and retain qualified individuals, particularly engineers and sales and marketing personnel in order to improve our product development, increase market awareness of our products and increase revenues. For example, in the future, we might need technical personnel experienced in competencies that we do not currently have or require. Competition for qualified individuals may be intense, and we might not be successful in retaining our employees or attracting new personnel. The loss of any key employee, the inability to successfully integrate replacement personnel, the failure of any key employee to perform in his or her current position or our inability to attract and retain skilled employees as needed could impair our ability to meet customer and technological demands. All of our key personnel in the United States are employees-at-will.

We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

        While we have made no acquisitions of businesses, products or technologies in the past, we may make acquisitions of complementary businesses, products or technologies in the future. We may also make certain investments in complementary or supplementary businesses, products or technologies in the future. Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, and might not be successful. Future acquisitions and investments could divert our management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

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

        We are subject to various U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities.

        These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, changing laws and regulations, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that could harm our operations, thereby adversely impacting our operating results and cash flow.

Because we conduct most of our business internationally, we are subject to operational, economic, financial and political risks abroad.

        Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 82.2% and 70.5%, respectively, for fiscal 2007 and fiscal 2006, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws including tax law changes such as the benefit from export sales and the research and development credit, changes in our business model or in our manufacturing activities, and by material audit assessments. For example, the one-time royalty prepayment, which is a partial buy-in for our transfer of intellectual property in connection with our proposed Singapore expansion, increased our effective tax rate from 37% to 49% in the fourth quarter of fiscal 2007. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could affect our profitability.

We may not obtain the tax and other benefits that we anticipate through the expansion of our manufacturing operations into Singapore, which could negatively impact our operating results.

        We have initiated the first phase of our company's global manufacturing expansion in Singapore. Our plan, portions of which we have delayed and are further evaluating, to build back-end assembly and test followed by front-end wafer manufacturing in Singapore is driven in substantial part by the tax and other benefits that we believe are obtainable by operating in that country. These benefits include favorable tax exempt status granted by the Singapore government, subject to meeting certain conditions, as well as lower qualified technical personnel labor costs. However, if we do not fulfill the conditions for our granted tax status for any reason, we may not obtain the full tax benefits, the tax benefits could lapse, any future tax benefits that we may seek may not be granted, and any benefits from any royalty prepayment associated with the buy-in for the license of intellectual property to Singapore, or cost sharing payments, which have increased our effective tax rate. Additionally, the tax rate could be impacted by a change in our Singapore manufacturing plan, if we do make such a change. Consequently, our effective corporate income tax rate may not decrease as we expect but instead, may remain approximately the same or increase. In addition, the other benefits of operating in Singapore may not materialize. The inability to obtain the anticipated tax and other benefits through our Singapore expansion could negatively impact our operating results.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

        The trading prices of the securities of technology companies have been highly volatile, and from January 1, 2007 through February 11, 2008, our stock price has ranged from $19.62 a share to $48.48 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

  •
  variations in our operating results;

  •
  our forecasts and financial guidance for future periods;

  •
  announcements of technological innovations, new products or product enhancements, new product adoptions at semiconductor customers or significant agreements by us or by our competitors;

  •
  reports regarding our ability to bring new products into volume production efficiently

  •
  the gain or loss of significant orders or customers;

  •
  changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

  •
  rulings on various of our pending litigations and proceedings relating to intellectual property matters;

  •
  seasonality, principally due to our customers' purchasing cycles;

  •
  market and competitive conditions in our industry, semiconductor industry and the economy as a whole; and

  •
  recruitment or departure of key personnel.

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

Item 1B:    Unresolved Staff Comments

        None.

Item 2:    Properties

        Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California. Our corporate headquarters is comprised of a campus of seven buildings totaling approximately 242,000 square feet. We presently lease six buildings and own one building. In addition, we also lease office, repair and service, and/or research and development space outside of the United States. The leases expire at various times through 2021. We believe that our existing and planned facilities are suitable for our current needs.

        Information concerning our properties as of December 29, 2007 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, CA	Corporate headquarters, sales, marketing, product design, manufacturing, service and repair engineering, distribution, research and development	227,878	Leased
Livermore, CA	Manufacturing	13,800	Owned
Tokyo, Japan	Sales office, marketing, product design, research and development	10,581	Leased
Jubei City, Hsinchu, Taiwan	Sales office, product design, field service and service and repair center	18,188	Leased
Seoul, South Korea	Sales office, product design, field service, service and repair center	7,979	Leased
Yokohama City, Japan	Field service and service and repair center	8,777	Leased
Singapore	Sales office and product design	4,115	Leased
Munich, Germany	Sales office	918	Leased
Milan, Italy	Sales office and field service	915	Leased
Hiroshima, Japan	Research and development	642	Leased

Item 3:    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For our fiscal year ended December 29, 2007, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become parties to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources.

  Patent Litigation

        We are currently involved in patent-related litigation as part of our ongoing efforts to protect the intellectual property embodied in our proprietary technology, including our MicroSpring interconnect technology. These litigations include two actions that we filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean corporation, alleging infringement of our Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same," 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly" and 399,210, entitled "Probe Card Assembly;" as well as two actions we filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of our Korean Patent No. 252,457. Our complaints seek injunctive relief. These actions are all pending, except that the Seoul Central District Court has denied our request for the issuance of preliminary injunctive relief in our 2006 injunction action.

        In response to our infringement actions, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court. The Korean Patent Court has issued rulings holding invalid certain claims of our Korean Patent Nos. 278,342, 399,210, and 324,064, and also issued a ruling upholding the validity of our Korean Patent No. 252,457. We have appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom has appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of our Korean Patent Nos. 278,342 and 399,210. The Korea Supreme Court has not ruled on our appeal of the Patent Court invalidity ruling regarding our Korean Patent No. 324,064 and Phicom's appeal of the Patent Court ruling upholding our Korean Patent No. 252,457.

        We have also initiated patent infringement litigation in the United States against Phicom and Micronics Japan Co., Ltd. In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly," 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,624,648, entitled "Probe Card Assembly" and 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates." In 2006, we also filed an amended complaint in the same Oregon district court that adds two additional patents to the litigation against Phicom—U.S. Patent Nos. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements" and 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." Phicom has answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Phicom is infringing those patents. Also in 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,624,648, entitled "Probe Card Assembly" and 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements." Micronics Japan has answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of our patents and whether Micronics Japan is infringing those patents. The complaints in these actions seek both injunctive relief and monetary damages. These district court actions are stayed pending resolution of our complaint that we filed with the United States International Trade Commission, which is described below.

        On or about November 13, 2007, we filed a complaint with the United States International Trade Commission, or ITC, seeking institution of a formal investigation by the United States government into the activities of Micronics Japan and Phicom, and their respective U.S. subsidiaries. The requested investigation encompasses U.S. Patent Nos. 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same," 6,624,648, entitled "Probe Card Assembly," 7,168,162, entitled "Method of Manufacturing a Probe Card" and 7,225,538, entitled "Resilient Contact Structures Formed and Then Attached to a Substrate," and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. In the ITC complaint, we allege violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing same that infringe patents owned by FormFactor, and request a permanent exclusion order banning importation of infringing products into the United States.

        On or about December 13, 2007, the ITC provided public notice that it voted to institute an investigation of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing same. The products at issue in this investigation are probe card assemblies, which are used to test semiconductor devices that have been fabricated on silicon wafers, memory chips that have been so tested, and products containing such chips.

        By instituting this investigation (337-TA-621), the ITC has not yet made any decision on the merits of the case. The case will be referred to the Honorable Theodore R. Essex, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the Commission. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has announced a target hearing date of September 8, 2008. ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance unless disapproved for policy reasons by the U.S. Trade Representative within that 60-day period. We are in the discovery phase of the ITC proceeding.

        Additionally, one or more third parties have initiated challenges in foreign patent offices against other of our patents. These actions include proceedings filed in Korea against two of our Korean patents and proceedings filed in Taiwan against four of our Taiwan patents.

  Securities Litigation

        On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which our company and certain of our current officers, including one officer who is a director, are named as defendants under the caption "Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions "Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman," and "Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." The three actions have been consolidated. The plaintiffs filed these actions following our company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs claim violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding our company's business and financial results prior to the restatements. The plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys' fees and costs.

  Stockholder Derivative Litigation

        On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which our company is named as a nominal defendant and certain of our directors and officers are named as defendants under the caption "John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc." Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption "Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc." The plaintiffs filed these actions following our company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting our company to issue, materially false and misleading statements regarding our company's business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys' fees and costs.

        We believe that the factual allegations and circumstances underlying the legal proceedings in this Item 3 filed against us are without merit. We also believe that we do not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on our financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible we will incur significant, and possibly material, attorneys' fees, which may not be covered by our insurance policies. These legal proceedings may also divert our management's time and attention away from business operations, which could prove to be disruptive to our business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds our insurance coverage, could individually or in the aggregate adversely impact our financial condition, liquidity or results of operations.

Item 4:    Submission of Matters to a Vote of Security Holders

        None.

31

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is listed on the Nasdaq Global Market under the symbol "FORM". The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

Fiscal 2007	High	Low
First Quarter	$47.91	$37.42
Second Quarter	46.61	38.50
Third Quarter	48.48	36.53
Fourth Quarter	47.25	30.90

Fiscal 2006	High	Low
First Quarter	$41.99	$23.95
Second Quarter	45.29	35.35
Third Quarter	49.71	34.31
Fourth Quarter	45.37	35.00

        The closing sales price of our common stock on the Nasdaq Global Market was $24.66 per share on January 25, 2008. As of January 25, 2008, there were 82 registered holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

        The following graph shows the total stockholder return of an investment of $100 in cash on June 12, 2003, the date our common stock began to trade on the Nasdaq Global Market, through December 31, 2007, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	June 12, 2003	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
FormFactor, Inc.	100.00	141.43	193.86	174.50	266.07	236.43
S & P 500	100.00	116.61	129.30	135.65	157.08	165.71
RDG Semiconductor Composite	100.00	139.97	112.37	125.79	123.96	133.88

*
$100 invested on June 12, 2003 in stock or on May 31, 2003 in index, including reinvestment of dividends.

Item 6:    Selected Financial Data

        The following selected consolidated financial data are derived from our consolidated financial statements This data should be read in conjunction with our consolidated financial statements and the related notes, and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal 2007(1)(2)	Fiscal 2006(2)	Fiscal 2005(3)	Fiscal 2004	Fiscal 2003
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$462,191	$369,213	$237,495	$177,762	$98,302
Cost of revenues	215,484	184,087	130,102	90,785	50,541

Gross margin	246,707	185,126	107,393	86,977	47,761
Operating expenses
Research and development	60,951	46,608	28,348	20,643	16,462
Selling, general and administrative	92,552	71,540	43,744	30,221	20,701

Total operating expenses	153,503	118,148	72,092	50,864	37,163

Operating income	93,204	66,978	35,301	36,113	10,598
Interest income, net	22,508	15,183	4,282	2,450	1,003
Other income (expense), net	528	204	(1,091)	500	563

Income before income taxes	116,240	82,365	38,492	39,063	12,164
Provision for income taxes	43,350	25,148	8,310	13,885	4,649

Net income	72,890	57,217	30,182	25,178	7,515
Preferred stock dividend	—	—	—	—	(2,340)
Amount allocated to participating preferred stockholders	—	—	—	—	(10)

Net income available to common stockholders	$72,890	$57,217	$30,182	$25,178	$5,165

Net income per share available to common stockholders:
Basic	$1.52	$1.27	$0.76	$0.67	$0.25
Diluted	$1.47	$1.21	$0.73	$0.63	$0.19
Weighted-average number of shares used in per share calculations:
Basic	48,044	45,172	39,547	37,647	21,012
Diluted	49,557	47,193	41,590	40,054	29,280
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$570,046	$492,394	$211,608	$191,483	$179,270
Working capital	622,093	517,218	232,110	205,105	190,844
Total assets	855,322	694,473	381,361	302,566	239,236
Deferred stock based compensation, net	—	—	(2,495)	(5,413)	(7,902)
Total stockholders' equity	756,950	614,041	317,789	265,175	215,014

(1)
Fiscal 2007 tax provision was impacted by a one time up front payment of $3.3 million to license intellectual property rights, for future benefit in our Singapore operation.

(2)
Includes stock-based compensation recorded under SFAS No. 123(R) adopted, effective January 1, 2006. For additional information, refer to Note 6 (Stock-Based Compensation) to our consolidated financial statements which are included elsewhere in this 10-K.

(3)
Fiscal 2005 tax provision was impacted by certain discrete transactions, mainly adjustments of $3.0 million related to a research and development tax credit study as well as the release of prior year tax reserves with respect to years for which the statute of limitations had been reached.

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions as described under the "Note Regarding Forward-Looking Statements" that appears earlier in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under "Item 1A: Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Overview

        We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, prior to singulation of the wafer into individual chips. During wafer sort and test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards. We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

        We were formed in 1993 and in 1995 introduced our first commercial product. During 1996, we introduced the industry's first memory wafer probe card capable of testing up to 32 devices in parallel. In fiscal 2007, we achieved a number of product milestones, including the introduction of our TrueScale probe cards for testing wire bond logic and system-on-chip devices for mobile consumer and automotive applications, and the delivery of our first 300 mm, one touchdown wafer-level burn-in probe cards incorporating our Harmony architecture for testing DRAM devices. We also made progress toward achieving efficient volume production for our Harmony architecture-based products, reduced lead times and delivered certain Harmony-based products for testing DRAM devices to some of our customers, which are being used in commercial volume. Our revenues increased from $1.1 million in fiscal 1995 to $462.2 million in fiscal 2007.

        In fiscal 2007, we benefited from semiconductor manufacturers' strong demand for our advanced wafer test products as global semiconductor device production increased. Overall, our revenue grew for our products that address the DRAM market, driven primarily by the continued ramp of 70 nanometer technology nodes at our DRAM customers, as well as our customers' transition to one gigabit DDR2 devices. Additionally, applications such as mobile RAM and graphic RAM contributed to our DRAM revenue growth. Strong demand from existing customers fueled both NOR and NAND flash growth. For KGD devices, we saw higher adoption of our HFTAP product largely driven by the demand for mobile devices, such as NOR, specialty NAND, mobile RAM and PSRAM for at-speed testing. Demand for our wafer level burn-in products grew as customers moved more burn-in of their devices to the wafer level. Revenues for our products that address the logic market grew as a result of the new technology node transition for area array flip-chip microprocessor products and the introduction of our new probe cards for higher parallelism probing of wire bond devices.

        Our customers operate in the highly cyclical semiconductor industry and are subject to significant fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop the technology transitions involved in these designs and our customers' production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations in the periods presented. We expect these fluctuations and the resulting variations in our financial results, to continue in future periods.

        We completed fiscal 2007 with fourth quarter revenues decreasing 4% to $120.5 million when compared to the third quarter of fiscal 2007. The slower fourth quarter was largely due to deteriorating semiconductor market conditions, particularly in the DRAM market. We expect the deteriorating market conditions for our semiconductor customers to continue in fiscal 2008 with, for example, DRAM semiconductor revenue declining significantly due to the protracted oversupply, and some of our DRAM customers delaying probe card purchases. In addition, while we have successfully qualified and delivered certain Harmony architecture-based wafer probe cards that are being used by some of our customers in commercial volume for testing semiconductor devices and reduced manufacturing lead times, we are continuing to experience the effects of the new product execution challenges for our Harmony-based products that we experienced in fiscal 2007, which have contributed to a more difficult competitive environment. To better align our company with the market environment, we announced on February 5, 2008 our commitment to implement a cost reduction plan that will include reducing our global workforce by approximately 14%.

        The majority of our sales are directly to semiconductor manufacturers. In fiscal 2007, sales to four customers accounted for 63.0% of our revenues. Because the semiconductor industry is a relatively concentrated industry, we believe that sales to a limited number of customers will continue to account for a substantial part of our business. We generally have limited backlog and therefore we rely upon orders that are booked and shipped in the same quarter for about half of our revenues. Our backlog was $46.8million and $47.4 million at December 29, 2007 and December 30, 2006, respectively. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times produce our products in anticipation of demand for our products. Backlog includes only orders for which written authorizations have been accepted, shipment dates within 12 months have been assigned and revenue has not been recognized. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. In addition to direct sales we also had sales to our distributor in prior years. Sales to our distributor were 1.0%, 1.6%and 23.0% of our revenues in fiscal 2007, 2006, and 2005, respectively. Currently, we have one distributor, Spirox Corporation, which serves Singapore, Philippines, Malaysia and the People's Republic of China. We also have the ability to sell our products directly to customers in these regions. Prior to October 2005, we sold our products in Taiwan through Spirox. In October 2005, we transitioned to a direct sales and service model in Taiwan.

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

        Fiscal Year.    Fiscal years ended December 29, 2007 and December 30, 2006 had 52 weeks each. The fiscal year ended December 31, 2005 had 53 weeks. Our fiscal year ends on the last Saturday in December.

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

        Cost of Revenues.    Cost of revenues consists primarily of manufacturing materials, payroll and manufacturing-related overhead. In addition, cost of revenues also includes costs related to the start up of our new manufacturing facility, which was completed in early 2006 and costs of the expansion of our manufacturing facility which was completed in 2007. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions or write-offs of inventory as cost of revenues.

        We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write down would be required. Once established, the original cost of our inventory less the related inventory valuation adjustments represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

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

        Selling, General and Administrative.    Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs. We expect that selling expenses will increase as revenues increase and we expect that general and administrative expenses will increase in absolute dollars to support future revenue growth.

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

        We believe that the following are critical accounting policies:

        Revenue Recognition    We recognize revenue when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility of the resulting receivable is reasonably assured. Revenues from product sales to customers other than distributors are recognized upon shipment or delivery depending on the terms of sale. Although our distributor has no price protection rights or rights to return product, other than for warranty claims, we defer recognition of revenue and related cost of revenues, on a gross basis, from our distributor until our distributor confirms an order from our customer.

        In multiple element arrangements, we determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting based on verifiable objective evidence of fair value using the residual method. We recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting.

        We offer product maintenance and repair arrangements to our customers. Amounts due from our customers under these arrangements are initially recorded as deferred revenues. The fees are recognized as revenue on a straight-line basis over the service period and related costs are recorded as incurred.

        Revenues from the licensing of our design and manufacturing technology, which have been insignificant to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

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

        Accounting for Income Taxes.    We adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption; therefore, we did not record any adjustments as of the adoption date. In addition, consistent with the provisions of FIN 48, we reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and we are unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. At the adoption date of December 31, 2006, we had $16.7 million of total gross unrecognized tax benefit of which $14.0 million (net of the federal impact on state benefit) of unrecognized tax benefits would impact our effective tax rate if recognized. See Note 8—Income Taxes, for additional information.

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

        Stock-Based Compensation.    Effective January 1, 2006, we implemented SFAS 123 (R) with regard to equity based compensation. As such, we began accounting for stock options and shares issued under our employee stock purchase plan ("ESPP") under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares are estimated using a Black-Scholes option valuation model. This model requires us to make assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period, generally the vesting period of the award, and we have elected to use the straight-line method. We make quarterly assessments of the adequacy of the additional paid-in capital pool ("APIC pool") to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), we accounted for stock options and ESPP shares under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation." Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of our common stock at the date of grant.

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

Results of Operations

        The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues	46.6	49.9	54.8

Gross margin	53.4	50.1	45.2
Operating expenses:
Research and development	13.2	12.6	11.9
Selling, general and administrative	20.0	19.4	18.4

Total operating expenses	33.2	32.0	30.3
Operating income	20.2	18.1	14.9
Interest income, net	4.9	4.1	1.8
Other income (expense), net	0.1	0.1	(0.5)

Income before income taxes	25.2	22.3	16.2
Provision for income taxes	9.4	6.8	3.5

Net income	15.8%	15.5%	12.7%

Fiscal Years Ended December 29, 2007 and December 30, 2006

Revenues

	Fiscal 2007	Fiscal 2006	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$328,019	$272,153	$55,866	20.5%
Flash	88,958	58,162	30,796	52.9
Logic	45,214	38,898	6,316	16.2

Total revenues	$462,191	$369,213	$92,978	25.2%

        Revenues increased 25.2% in fiscal 2007 compared to fiscal 2006.

        Our revenues for fiscal 2007 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices, which accounted for more than half of our revenue growth in fiscal 2007. The increase was driven by accelerated tooling cycles for probe cards as a result of our customers' continued migration to 70 nanometer nodes to reduce their cost of test and improve productivity, and by volume production ramps for 1 Gb devices. Additionally applications such as mobile RAM and graphic RAM contributed to our DRAM revenue growth. The increase in DRAM revenues was offset by a seasonal weakness in the mobile DRAM business due to decreased demand for mobile and consumer applications. In the fourth quarter, the increase in DRAM revenues was also offset in part due to early execution issues with our Harmony architecture-based DRAM products. Approximately 75% of our DRAM revenues for fiscal 2007 were derived from 80 nanometer and below technology products compared to 14% for fiscal 2006.

        Revenues from sales to flash memory device manufacturers increased mainly due to increased demand for our NOR flash wafer probe cards by a significant customer whose high-volume ramp resulted from the growing demand for consumer applications which utilize multi-chip packages. Revenues generated from sales to flash memory device manufacturers also increased for our NAND flash wafer probe cards. Consumer applications which utilize multi-chip packages were a major driver for both categories of flash devices. Semiconductors that are integrated into multi-chip packages often benefit from increased wafer level testing to validate device performance before packaging.

        Revenues from manufacturers of logic devices increased primarily due to the new technology node transition for area array flip-chip microprocessor products and existing and key customers engagements for our TrueScale applications in the mobile communications, digital consumer, and automotive controller markets.

Revenue by Geographic Region

	Fiscal 2007	% of Revenues	Fiscal 2006	% of Revenues
	(In thousands)
North America	$82,085	17.8%	$109,037	29.5%
Europe	31,105	6.7	25,965	7.0
Japan	194,309	42.0	110,767	30.0
Asia Pacific	154,692	33.5	123,444	33.5

Total revenues	$462,191	100.0%	$369,213	100.0%

        Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues. The decrease in revenues in North America was due primarily to decreased sales related to product transitions combined with decreased customer demand resulting from new product delays. The increase in the percentage of revenues in Japan was primarily due to increased demand from one customer as a result of a major 70 nanometer and 1 GB tooling cycle. The increase in percentage of revenues in Asia Pacific was primarily due to growth in our business with Taiwan and Korean customers and strong demand related to 70 nanometer and 1 GB transitions. Revenues in Europe were primarily flat year over year as a percent of total revenue.

Gross Margin

	Fiscal 2007	Fiscal 2006
	(In thousands)
Gross margin	$246,707	$185,126
% of revenues	53.4%	50.1%

        The increase in gross margin in fiscal 2007 compared with fiscal 2006 was primarily due to higher revenues combined with improved factory productivity, cost reductions and lower charges for inventory reserves which in turn improved gross margin percentage. These improvements were partially offset by higher warranty expense associated with the introduction of a new product technology and in the fourth quarter, by lower production levels. Excess custom probe card inventory write-downs decreased from $17.6 million or 4.8% of revenues in fiscal 2006 to $12.7 million or 2.7% of revenues in fiscal 2007 due to cycle time reductions, increase in yields and improvement in our order fulfillment process. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead-times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Gross margin for fiscal 2007 includes additional stock-based compensation expense of $5.4 million, or 1.2% of revenue, compared to, $4.3 million, or 1.2% of revenue for fiscal 2006, due to the adoption of FAS 123(R) in the first quarter of fiscal 2006.

Research and Development

	Fiscal 2007	Fiscal 2006
	(In thousands)
Research and Development	$60,951	$46,608
% of revenues	13.2%	12.6%

        Research and development expenses increased for fiscal 2007 as compared to fiscal 2006 primarily due to an increase in personnel, new technology, product development related costs and facility expansion. Personnel costs increased $6.1 million due to increased headcount while expenses related to new technology and product development increased $6.4 million. Facilities related costs and depreciation increased $1.8 million due to new investment in R&D equipment and facilities expansion at our Livermore facilities while stock-based compensation remained fairly consistent for the same periods. We are continuing the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Fiscal 2007	Fiscal 2006
	(In thousands)
Selling, general and administrative	$92,552	$71,540
% of revenues	20.0%	19.4%

        Selling, general and administrative expenses increased for fiscal 2007 as compared to fiscal 2006 due to increases in expenses related to personnel costs, facilities expansion, outside legal and other professional fees and stock-based compensation. Personnel costs increased $10.2 million primarily due to increased headcount while facilities related costs and depreciation increased $0.8 million for fiscal 2007. Legal and other professional incurred for protecting our intellectual property portfolio, tax and accounting services, and other expenses increased $6.7 million. In addition, stock-based compensation expense also increased $3.3 million primarily due to increased headcount and the one-time modification charge of $1.4 million, incurred during the first quarter of fiscal 2007 resulting from the accelerated vesting of unvested stock options and restricted stock units in conjunction with the severance agreement of our company's former President.

Interest and Other Income (Expense), Net

	Fiscal 2007	Fiscal 2006
	(In thousands)
Interest income (expense)	$22,508	$15,183
% of revenues	4.9%	4.1%
Other income (expense), net	$528	$204
% of revenues	0.1%	0.1%

        The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout fiscal 2007compared to fiscal 2006 while yields remained relatively flat. Cash, cash equivalents, restricted cash and marketable securities increased to $572.3 million at December 29, 2007 compared to $494.6 million at December 30, 2006. Other income for both fiscal 2007 and 2006 was mainly comprised of foreign currency gains, primarily related to Japanese Yen, and other expense.

Provision for Income Taxes

	Fiscal 2007	Fiscal 2006
	(In thousands)
Provision for income taxes	$43,350	$25,148
Effective tax rate	37.3%	30.5%

        Our effective income tax rate was 37.3% in fiscal year 2007 and 30.5% in fiscal 2006. The fiscal 2007 provision was impacted by tax charges related to our plan to align the structure of our worldwide affiliates with the geographic mix of our customers. To effect this alignment, we initiated the first phase of our current plan to establish operations in Singapore to provide operational and financial services to the region. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property. Tax charges to implement the new structure impacted the fiscal 2007 effective tax rate by approximately 7 percentage points. These charges consisted primarily of royalty prepayments associated with the buy-in for our transfer of intellectual property to Singapore that will be taxed in the U. S. and the loss of certain U.S. tax deductions related to research and development and certain other administration expenses. We anticipate that our effective tax rate will be in the mid 30% range in fiscal 2008 and 2009, and possibly a lower rate in future years, as we begins to realize operational and tax efficiencies resulting from this alignment plan.

Fiscal Years Ended December 31, 2006 and December 25, 2005

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

        The majority of our revenues for fiscal 2006 were generated by sales of wafer probe cards to manufacturers of DRAM devices. The increase was primarily due to the ongoing transition to advanced technology nodes, such as 90 nanometer and below, the conversion to DDR II and the ongoing build-out of 300mm factories. Approximately 80% of our DRAM revenues in fiscal 2006 were derived from 90 nanometer and below technology products compared to 61% in fiscal 2005.

        Revenues generated from sales to flash memory device manufacturers increased for both our NAND and NOR flash wafer probe cards. Consumer applications which utilize multi-chip packages were a major driver for both categories of flash devices.

        Revenues from manufacturers of logic devices increased primarily due to increased demand for high parallelism test products from existing and new customers. The majority of our logic revenues in fiscal 2006 were derived from sales of wafer probe cards to test high performance flip chip microprocessor and chipset applications used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

	Fiscal 2006	% of Revenues	Fiscal 2005	% of Revenues
	(in thousands)
Japan	$109,037	29.5%	$81,214	34.2%
Asia Pacific	25,965	7.0	22,746	9.6
North America	110,767	30.0	62,181	26.2
Europe	123,444	33.4	71,354	30.0

Total revenues	$369,213	100.0%	$237,495	100.0%

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

Gross Margin

	Fiscal 2006	Fiscal 2005
	(In thousands)
Gross margin	$185,126	$107,393
% of revenues	50.1%	45.2%

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

Research and Development

	Fiscal 2006	Fiscal 2005
	(In thousands)
Research and Development	$46,608	$28,348
% of revenues	12.6%	11.9%

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

Selling, General and Administrative

	Fiscal 2006	Fiscal 2005
	(In thousands)
Selling, general and administrative	$71,540	$43,744
% of revenues	19.4%	18.4%

        The increase in selling, general and administrative expenses in absolute dollars was mainly due to an increase of approximately $14.4 million in personnel-related expenses resulting from increased headcount and an increase of $9.6 million in stock-based compensation expense due to the adoption of SFAS No. 123(R) in the first quarter of fiscal 2006.

Interest and Other Income (Expense), Net

	Fiscal 2006	Fiscal 2005
	(In thousands)
Interest income (expense)	$15,183	$4,282
% of revenues	4.1%	1.8%
Other income (expense), net	$204	$(1,091)
% of revenues	0.1%	(0.5)%

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

Provision for Income Taxes

	Fiscal 2006	Fiscal 2005
	(In thousands)
Provision for income taxes	$25,148	$8,310
Effective tax rate	30.5%	21.6%

        Our annual effective tax rate for fiscal 2006 and 2005 was 30.5% and 21.6%, respectively. The increase in the tax rate between fiscal 2006 and fiscal 2005 was primarily due to non-deductible stock-based compensation expense resulting from the adoption of SFAS No. 123 (R) in 2006, as well as a $3.0 million benefit recorded in the third quarter of fiscal 2005 related to a research and development tax credit study. In addition, our tax provisions for both 2006 and 2005 benefited from the expiration of the statute of limitations for certain previously provided tax reserves.

Liquidity and Capital Resources

        As of December 29, 2007, we had $570.0 million in cash, cash equivalents and marketable securities compared to $492.4 million as of December 30, 2006.

        Net cash provided by operating activities was $84.8 million for fiscal 2007 compared to $105.4 million for fiscal 2006 and $37.7 million for fiscal 2005. The decrease in net cash provided by operations in fiscal 2007 compared to fiscal 2006, resulted primarily from the changes in assets and liabilities offset by the increase in net income and non-cash items, including depreciation and amortization expense, stock-based compensation, deferred income taxes, provision for excess and obsolete inventory, and the prepayment of a 30 year prepaid lease offer for land that we plan to use for our Singapore facility.

        Accounts receivable increased by $14.9 million from fiscal 2006 to fiscal 2007 due to the increase in worldwide sales and timing of shipments to customers. For fiscal 2006 and fiscal 2005 accounts receivable increased by $10.6 million and $19.0 million, respectively, also due to an overall increase in worldwide revenues. Our days sales outstanding from receivables, or DSO, increased from 37 days at December 30, 2006 to 45 days at December 29, 2007 due to an increased mix of customers with longer standard payment terms. DSO at December 31, 2005 was 41 days.

        Cash flows used for increase in inventories were $22.9 million in fiscal 2007 compared with $17.7 million for fiscal 2006 and $18.0 million for fiscal 2005. The increase in inventories in fiscal 2007 is the result of an increase in raw materials primarily for the roll out of a new product line. The increases in fiscal 2006 and fiscal 2005 resulted from increased volume in business and strong demand for our products. Net inventory turns were 7.0, 9.3, and 8.8 in fiscal 2007, fiscal 2006, and fiscal 2005, respectively.

        Other assets increased $8.8 million for fiscal 2007 compared to an increase of $0.6 million for fiscal 2006. The increase resulted from a prepayment of approximately $7.0 million for our 30-year prepaid land lease offer related to our Singapore manufacturing facility expansion. The land lease is classified as an operating lease and the prepayment of approximately $7.0 million is amortized over the term of the land lease.

        Cash flows used for a decrease in accrued liabilities were $5.3 million for fiscal 2007 compared to cash flow provided by an increase of $10.9 million for fiscal 2006 and an increase of $3.6 million for fiscal 2005. The fiscal 2007 cash flows used were primarily due to lower bonus and profit sharing accruals resulting from a mid-year payout. The fiscal 2006 and 2005 cash flows provided were due primarily to increased accrued compensation and benefit related expenses.

        Net cash used by investing activities was $95.1 million for fiscal 2007 compared to $67.3 million for fiscal 2006 and $54.0 million for fiscal 2005. Capital expenditures were $48.7 million for fiscal 2007, $38.1 million for fiscal 2006, and $28.3 million for fiscal 2005. In fiscal 2007, fiscal 2006, and fiscal 2005 we invested in the capacity expansion of manufacturing facilities and service centers, our expansion into Singapore, leasehold improvements to our Livermore headquarters, information technology system upgrades, and new product technology. In addition, the increase in purchases and decrease in sales and maturities of marketable securities contributed to net cash used in investing activities for the fiscal 2007, 2006 and 2005.

        Net cash provided by financing activities was $41.3 million for fiscal 2007 compared with $214.9 million for fiscal 2006 and $12.4 million for fiscal 2005. Net cash provided by financing activities for fiscal 2007 consisted of $27.0 million in proceeds from the issuance of common stock resulting from the exercise of employee stock options, $6.6 million in proceeds from purchases under our Employee Stock Purchase Plan, or ESPP, and $7.9 million in tax benefits related to the exercise of stock options. Net cash provided by financing activities for fiscal 2006 was mainly due to $182.0 million of net proceeds received from an equity follow-on offering completed in March 2006 as well as proceeds of

$16.0 million received from the exercise of employee stock options and $4.5 million received from ESPP purchases. Tax benefits related to the exercise of stock options for fiscal 2006 were $12.5 million. Net cash provided by financing activities for fiscal 2005 was mainly due to proceeds received from the exercise of employee stock options. Upon the adoption of SFAS 123(R) commencing in fiscal 2006 excess tax benefits from stock options is classified as a financing activity where as in 2005 it was included in cashflow from operating activities.

        The following table describes our commitments to settle contractual obligations in cash as of December 29, 2007:

	Payments Due In
	2008	2009-2010	2011-2012	After 2012	Total
	(In thousands)
Operating leases	$5,210	$9,506	$6,967	$5,604	$27,287
Inventory purchase obligations	2,371	—	—	—	2,371

Total	$7,581	$9,506	$6,967	$5,604	$29,658

        The table above excludes our liability for unrecognized tax benefits, which totaled $16.7 million as of December 29, 2007 and are classified as deferred and other long-term tax liabilities on our condensed consolidated balance sheets. As of December 29, 2007, the settlement period for our income tax liabilities cannot be determined; however, it is not expected to be due within the next twelve months.

        We believe that cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the cost of increasing manufacturing capacity to meet projected demand, including our current global expansion plans and the requirements of any potential investments in, or acquisitions of, complementary businesses, products or technologies that we may enter into in the future. Depending upon our future capital requirements, we may seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, or SPEs, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2007, we were not involved in any unconsolidated SPE transactions.

Recent Accounting Pronouncements

        On December 21, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. We are currently evaluating the potential impact of this issuance.

        In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R).

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN No. 48-1, "Definition of "Settlement" in FASB Interpretation No. 48" ("FSP FIN No. 48-1"). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which we adopted in the first quarter of fiscal 2007.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; however, in February 2008, FASB issued a staff position (FSP), ("FSP FAS 157-b") which, delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The FSP will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually; therefore, we will have to adopt this standard as of the beginning of fiscal 2008. We are currently evaluating the potential impact of this statement.

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

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

        Foreign Currency Exchange Risk.    We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. The Company recognized net gain of $0.6 million for the year ended December 29, 2007, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our financial statements under other expense.

        Interest Rate Sensitivity    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, municipal bonds and notes and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. If overall interest rates had fallen by 10% in 2007, our as reported interest income would have declined approximately $1.4 million, assuming consistent investment levels.

Item 8:    Financial Statements and Supplementary Data

Consolidated Financial Statements

        The consolidated financial statements of FormFactor required by this item are included in the section entitled "Consolidated Financial Statements" of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

        The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations". This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements". The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	Dec. 29, 2007(1)	Sep. 29, 2007	June 30, 2007	Mar. 31, 2007	Dec 30, 2006(2)	Sep. 30, 2006	July 1, 2006	Apr. 1, 2006(3)
	(in thousands, except per share data)
Revenues	$120,505	$125,291	$114,124	$102,271	$98,693	$96,757	$92,433	$81,330
Cost of revenues	58,921	58,609	49,966	47,988	50,130	47,578	44,822	41,557

Gross Margin	61,584	66,682	64,158	54,283	48,563	49,179	47,611	39,773
Operating Expenses:
Research and development	16,246	16,219	14,384	14,102	13,211	11,994	11,627	9,776
Selling, general and administrative	23,203	23,365	23,056	22,928	18,506	19,321	17,965	15,748

Total operating expenses	39,449	39,584	37,440	37,030	31,717	31,315	29,592	25,524

Operating income	22,135	27,098	26,718	17,253	16,846	17,864	18,019	14,249
Interest income	5,741	5,766	5,557	5,444	4,986	4,485	3,889	1,822
Other income (expense), net	293	415	(61)	119	159	59	327	(341)

Income before income taxes	28,169	33,279	32,214	22,578	21,991	22,408	22,235	15,730
Provision for income taxes	13,818	11,056	11,109	7,367	4,535	7,282	7,678	5,653

Net income	$14,351	$22,223	$21,105	$15,211	$17,456	$15,126	$14,557	$10,077

Net income per share:
Basic	$0.30	$0.46	$0.44	$0.32	$0.38	$0.33	$0.32	$0.24
Diluted	$0.29	$0.45	$0.43	$0.31	$0.37	$0.31	$0.30	$0.23
Weighted-average number of shares used in per share calculations:
Basic	48,610	48,291	47,893	47,384	46,813	46,417	45,920	41,593
Diluted	49,924	49,729	49,516	49,060	48,701	48,494	48,165	43,473

(1)
The fourth quarter of fiscal 2007 tax provision was impacted by a one time up front payment of $3.3 million to license intellectual property rights, for future benefit in our Singapore operation.

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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Exchange Act Rule 13a-15(e) as of December 29, 2007 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2007, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

        Notwithstanding the material weakness, our company's financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2007. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

        The following material weakness in internal control over financial reporting existed as of December 29, 2007. We did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, we did not maintain effective controls to ensure that the estimation process to value inventory complied with our company's accounting policies. This control deficiency resulted in the restatement of our annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007 and audit adjustments to our annual financial statements for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of our financial statements that would not be prevented or detected.

        Our company's management concluded that in light of the material weakness described above, our company did not maintain effective internal control over financial reporting as of December 29, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

        The effectiveness of our company's internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, the company's independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Management's Plan for Remediation

        We completed a review of our historical practices with respect to inventory valuation. Our review indicated that during fiscal 2006 and the first half of fiscal 2007, a small number of lower level employees did not consistently follow our company's accounting policies for inventory valuation. The Audit Committee of our company's Board of Directors determined that senior management was not aware of the noncompliance.

        Our management is in the process of implementing its plan to remediate the material weakness. The remediation plan addresses the design of controls and revision of procedures regarding inventory valuation and includes:

  •
  Analysis of changes in the level of excess and obsolete inventory by category,

  •
  Separate re-performance of excess and obsolete inventory calculation,

  •
  Hiring personnel with requisite experience and providing ongoing training and supervision, and

  •
  Implementation of new software functionality for valuing inventory.

Changes in Internal Control over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the fourth quarter of fiscal 2007.

Inherent Limitations

        Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems' objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CEO and CFO Certifications

        We have attached as exhibits to this Annual Report on Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B:    Other Information

        None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, appears in our Proxy Statement, under the section entitled "Proposal No. 1—Election of Directors". Such information in this portion of the Proxy Statement is incorporated herein by reference. Information regarding the nomination and election of our company's Class II directors, who are Dr. Homa Bahrami, G. Carl Everett, Jr. and Dr. Mario Ruscev, also appears under the section entitled "Proposal No. 1—Election of Directors" in our Proxy Statement.

        For information with respect to our executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the section entitled "Executive Officers".

        Information concerning Section 16(a) beneficial ownership reporting compliance appears in our Proxy Statement under the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance". Such information in this portion of the Proxy Statement is incorporated herein by reference.

        We have adopted a Statement of Corporate Code of Business Conduct that applies to all directors, officers and employees of FormFactor and a Statement of Financial Code of Ethics that applies to our chief executive officer, president, chief financial officer, and other employees in our finance department. Information concerning these codes appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors—Corporate Codes". Such information in this portion of the Proxy Statement is incorporated herein by reference.

Item 11:    Executive Compensation

        Information concerning executive officer compensation and related information appears in our Proxy Statement under the section entitled "Compensation Discussion and Analysis", "Executive Compensation and Related Information", "Report of the Compensation Committee" and "Proposal No. 1—Election of Directors—Compensation Committee Interlocks and Insider Participation". Information concerning director compensation and related information appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors". Such information in these portions of the Proxy Statement is incorporated herein by reference.

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

        Information concerning our equity compensation plans appears in our Proxy Statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plans". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference."

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

Item 14:    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services and the audit committee's pre-approval policies and procedures appears in our Proxy Statement under the section entitled "Proposal No. 2—Ratification of Selection of Independent Registered Public Accounting Firm". The information in such portion of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

PART IV

Item 15:    Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
(b)
Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:
Exhibit Number	Exhibit Description
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements.
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger.
21.01	List of Registrant's subsidiaries.
23.01	Consent of Independent Registered Public Accounting Firm.
24.01	Power of Attorney (included in the signature page of this Form 10-K).
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 27th day of February 2008.

FORMFACTOR, INC.
By:	/s/ RONALD C. FOSTER Ronald C. Foster Chief Financial Officer

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Ronald C. Foster and Stuart L. Merkadeau, and each of them, the undersigned's true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:
/s/ DR. IGOR Y. KHANDROS Dr. Igor Y. Khandros	Chief Executive Officer and Director	February 27, 2008
Principal Financial Officer and Principal Accounting Officer:
/s/ RONALD C. FOSTER Ronald C. Foster	Chief Financial Officer and Senior Vice President	February 27, 2008
Additional Directors:
/s/ DR. MARIO RUSCEV Dr. Mario Ruscev	President and Director	February 27, 2008

/s/ LOTHAR MAIER Lothar Maier	Director	February 27, 2008
/s/ HOMA BAHRAMI Homa Bahrami	Director	February 27, 2008
/s/ THOMAS J. CAMPBELL Thomas J. Campbell	Director	February 27, 2008
/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	February 27, 2008
/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	February 27, 2008
/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	February 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to valuation of inventory and related cost of revenues accounts existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Form 10-K. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2006 the Company changed the manner in which it accounts for stock-based payments. As discussed in Note 8 to the consolidated financial statements, effective December 31, 2006 the Company changed the manner in which it accounts for uncertainty in income taxes.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 20, 2008

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 29, 2007	December 30, 2006
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$315,232	$284,131
Marketable securities	254,814	208,263
Accounts receivable, net of allowance for doubtful accounts of $74 as of December 29, 2007 and December 30, 2006	69,486	54,571
Inventories	29,309	18,926
Deferred tax assets	17,995	14,496
Prepaid expenses and other current assets	15,504	12,138

Total current assets	702,340	592,525
Restricted cash	2,250	2,250
Property and equipment, net	130,882	94,064
Deferred tax assets	10,038	4,689
Other assets	9,812	945

Total assets	$855,322	$694,473

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,893	$31,273
Accrued liabilities	30,029	28,334
Income tax payable	1,328	7,979
Deferred revenue and customer advances	5,535	7,273
Deferred rent	462	448

Total current liabilities	80,247	75,307
Long term tax payable	12,248	—
Deferred rent and other liabilities	5,877	5,125

Total liabilities	98,372	80,432

Commitments and contingencies (Note 5)
Stockholders' equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 48,642,258 and 46,861,334 shares issued and outstanding at December 29, 2007 and December 30, 2006, respectively	49	47
Additional paid-in capital	573,553	504,709
Accumulated other comprehensive income (loss)	929	(244)
Retained earnings	182,419	109,529

Total stockholders' equity:	756,950	614,041

Total liabilities and stockholders' equity	$855,322	$694,473

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(In thousands, except per share data)
Revenues	$462,191	$369,213	$237,495
Cost of revenues	215,484	184,087	130,102

Gross margin	246,707	185,126	107,393
Operating expenses:
Research and development	60,951	46,608	28,348
Selling, general and administrative	92,552	71,540	43,744

Total operating expenses	153,503	118,148	72,092

Operating income	93,204	66,978	35,301
Interest income	22,508	15,183	4,282
Other income (expense), net	528	204	(1,091)

Income before income taxes	116,240	82,365	38,492
Provision for income taxes	43,350	25,148	8,310

Net income	$72,890	$57,217	$30,182

Net income per share:
Basic	$1.52	$1.27	$0.76

Diluted	$1.47	$1.21	$0.73

Weighted-average number of shares used in per share calculations:
Basic	48,044	45,172	39,547

Diluted	49,557	47,193	41,590

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Stock-based Compensation		Retained Earnings
	Shares	Amount					Total
	(In thousands, except per share data)
Balances, December 25, 2004	38,885,637	$39	$249,149	$(5,413)	$(730)	$22,130	$265,175
Issuance of common stock pursuant to exercise of options for cash	1,042,373	1	8,707	—	—	—	8,708
Issuance of common stock under the Employee Stock Purchase Plan	285,926	—	3,683	—	—	—	3,683
Tax benefit from exercise of common stock options	—	—	6,089	—	—	—	6,089
Conversion of warrants to common stock	22,750	—	—	—	—	—	—
Deferred stock-based compensation, net of cancellations	—	—	663	(663)	—	—	—
Recognition of deferred stock-based compensation	—	—	—	3,581	—	—	3,581
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	113	—	113
Translation adjustments	—	—	—	—	258	—	258
Net income	—	—	—	—	—	30,182	30,182

Comprehensive income							30,553

Balances, December 31, 2005	40,236,686	40	268,291	(2,495)	(359)	52,312	317,789
Issuance of common stock in connection with follow-on public offering, net of issuance costs	5,000,000	5	181,860	—	—	—	181,865
Issuance of common stock pursuant to exercise of options for cash	1,396,751	2	15,983	—	—	—	15,985
Issuance of common stock pursuant to vesting of restricted stock units	18,108	—	60	—	—	—	60
Issuance of common stock under the Employee Stock Purchase Plan	209,789	—	4,489	—	—	—	4,489
Tax benefit from exercise of common stock options	—	—	14,487	—	—	—	14,487
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	—	—	(2,495)	2,495	—	—	—
Stock-based compensation	—	—	22,034	—	—	—	22,034
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	53	—	53
Translation adjustments	—	—	—	—	62	—	62
Net income	—	—	—	—	—	57,169	57,217

Comprehensive income							57,332

Balances, December 30, 2006	46,861,334	47	504,709	—	(244)	109,529	614,041
Issuance of common stock pursuant to exercise of options for cash	1,498,847	2	26,998	—	—	—	27,000
Issuance of common stock pursuant to vesting of restricted stock units	28,824	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	253,253	—	6,564	—	—	—	6,564
Tax benefit from exercise of common stock options	—	—	9,191	—	—	—	9,191
Stock-based compensation	—	—	26,091	—	—	—	26,091
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,114	—	1,114
Translation adjustments	—	—	—	—	59	—	59
Net income	—	—	—	—	—	72,890	72,890

Comprehensive income							74,063

Balances, December 29, 2007	48,642,258	$49	$573,553	$—	$929	$182,419	$756,950

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(In thousands)
Cash flows from operating activities:
Net income	$72,890	$57,217	$30,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,804	22,093	16,513
Stock-based compensation expense	25,920	21,619	3,581
Deferred income taxes	(9,172)	(5,604)	(7,702)
Tax benefits from employee stock option plans	—	—	6,089
Excess tax benefits from equity based compensation plans	(7,917)	(12,515)	—
Provision for doubtful accounts receivable	—	—	33
Provision for excess and obsolete inventories	12,695	17,598	10,858
Loss on disposal of property and equipment	312	377	80
Changes in assets and liabilities:
Accounts receivable	(14,911)	(10,596)	(18,966)
Inventories	(22,901)	(17,706)	(18,030)
Prepaids and other current assets	(2,637)	(5,891)	(2,620)
Other assets	(8,835)	(570)	—
Accounts payable	5,008	7,649	2,318
Accrued liabilities	(5,259)	10,917	3,576
Income tax payable	14,612	15,052	10,094
Deferred rent	(45)	2,048	1,120
Deferred revenues	(1,762)	3,685	623

Net cash provided by operating activities	84,802	105,373	37,749

Cash flows from investing activities:
Acquisition of property and equipment	(48,656)	(38,136)	(28,318)
Purchase of marketable securities	(225,964)	(278,612)	(223,928)
Proceeds from maturities and sales of marketable securities	179,535	249,416	198,687
Acquisition of intangible research and development asset	—	—	(400)

Net cash used in investing activities	(95,085)	(67,332)	(53,959)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	33,563	202,399	12,391
Excess tax benefits from equity based compensation plans	7,917	12,515	—

Net cash provided by financing activities	41,480	214,914	12,391

Effect of exchange rate changes on cash and cash equivalents	(96)	(41)	200
Net increase (decrease) in cash and cash equivalents	31,101	252,914	(3,619)
Cash and cash equivalents, beginning of year	284,131	31,217	34,836

Cash and cash equivalents, end of year	$315,232	$284,131	$31,217

Non-cash financing activities:
Deferred stock-based compensation	$—	$—	$663
Purchases of property and equipment through accounts payable and accruals	$17,392	$3,823	$8,620
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$41,237	$17,630	$(70)

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1—Formation and Business of the Company:

        FormFactor, Inc. which was incorporated on April 15, 1993 (the "Company"), designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has facilities in California, Japan, Germany, Taiwan, Italy, South Korea and Singapore.

  Fiscal Year

        Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 29, 2007 and December 30, 2006, respectively, consisted of 52 weeks. The fiscal year ended December 31, 2005 consisted of 53 weeks.

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

  Use of Estimates

        In accordance with accounting principles generally accepted in the United States of America, management utilizes certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The primary estimates underlying the Company's financial statements include fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts receivable, reserves for product warranty, valuation of obsolete and slow moving inventory, provision for income taxes and accruals for other liabilities. Actual results could differ from those estimates.

  Foreign Exchange Management

        The Company transacts business in various foreign currencies, primarily the Japanese Yen. The Company enters into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Gains and losses

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures and backlog are recognized as other income (expense), net in the accompanying consolidated statements of income in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

        Net foreign currency exchange gain was $58,000 for fiscal 2007 and in fiscal 2006 and 2005, realized foreign currency losses were approximately, $524,000 and, $584,000, respectively.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and various deposit accounts.

  Marketable Securities

        The Company has classified its marketable securities as "available-for-sale". All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. At December 29, 2007, the Company's net unrealized gains on marketable securities were immaterial. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

        The Company utilizes third party investment managers for the custody and investment of its marketable securities. The Company's fair value determination for its marketable securities is based either on quoted prices for such security or an assessment of an investment's value based on the credit worthiness and interest yield to maturity of the individual security using information provided from commercial financial pricing services.

  Restricted Cash

        Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. As of December 29, 2007 and December 30, 2006, restricted cash includes $2,250,000 of letters of credit secured by a certificate of deposit.

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

        The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company's wafer probe cards. These factors make inventory valuation adjustments part of the normally recurring cost of revenue. Aggregate inventory write downs were $12.7 million $17.6 million and $10.9 million for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively. The Company retains a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the estimated useful lives of the assets, generally one to twenty years. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is less. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization, are removed from the balance sheet and the resulting gain or loss is reflected in operations.

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

        The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal 2007, four customers accounted for 10%, 12%, 14% and 26% of revenues. In fiscal 2006, three customers accounted for 12%, 13%, and 23% of revenues. In fiscal 2005, four customers accounted for approximately 12%, 15%, 23% and 23% of revenues. At December 29, 2007 three customers accounted for approximately 11%, 21% and 26% of accounts receivable. At

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

December 30, 2006 four customers accounted for approximately 10%, 11%, 13% and 13% of accounts receivable. At December 31, 2005, three customers accounted for approximately 12%, 13% and 33% of accounts receivable. The Company applied a threshold of 10% to disclose such customers.

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

  Warranty Accrual

        The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. Warranty costs are reflected in the income statement as a cost of

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

revenues. A reconciliation of the changes in the Company's warranty liability for the year ending December 29, 2007 and December 30, 2006 follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006
Warranty accrual beginning balance	$778	$511
Reserve for warranties issued during the year	4,170	1,050
Settlements made during the period	(3,565)	(783)

Warranty accrual ending balance	$1,383	$778

  Research and Development

        Research and development costs are expensed as incurred and consist primarily of personnel costs, development materials and other related costs.

  Advertising Costs

        Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal years 2007, 2006, and 2005 were approximately $447,000, $361,000, and $190,000, respectively.

  Income Taxes

        The Company adopted FIN 48 on December 31, 2006, the first day of the first quarter of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on derecognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company's tax assets and liabilities did not differ from the assets and liabilities before adoption. Therefore, the Company did not record any cumulative effect adjustment as of the adoption date. See Note 8—Income Taxes for additional information.

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

  Stock-based Compensation

        Effective January 1, 2006, the Company implemented SFAS 123 (R) with regard to equity based compensation. As such, the Company began accounting for stock options restricted stock units and shares issued under its employee stock purchase plan ("ESPP") under SFAS 123 (R), which requires the recognition of the fair value of equity based compensation. The fair value of stock options and ESPP shares was estimated using a Black-Scholes option valuation model. This model requires the Company to make subjective assumptions in implementing SFAS 123 (R), including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

awards is amortized over the requisite service period, generally the vesting period of the award, and the Company has elected to use the straight-line method. The Company makes quarterly assessments of the adequacy of the additional paid-in capital pool ("APIC pool") to determine if there are any tax shortfalls which require recognition in the condensed consolidated income statements. Prior to the implementation of SFAS 123 (R), the Company accounted for stock options, restricted stock units and ESPP shares under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and made pro forma footnote disclosures as required by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS 123, "Accounting for Stock-Based Compensation." Pro forma net income and pro forma net income per share disclosed in the footnotes to the condensed consolidated financial statements were estimated using a Black-Scholes option valuation model. Under APB Opinion No. 25, SFAS 123 and SFAS 123 (R), the fair value of restricted stock units was calculated based upon the fair market value of the Company's common stock at the date of grant.

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

  Net Income Per Share

        Basic net income per share available to common stockholders is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Basic net income per share
Numerator:
Net income	$72,890	$57,217	$30,182

Denominator:
Weighted-average common stock outstanding	48,044	45,172	39,557
Less: Weighted-average shares subject to repurchase	—	—	(10)

Weighted-average shares used in computing basic net income per share	48,044	45,172	39,547

Diluted net income per share
Numerator:
Net income	$72,890	$57,217	$30,182

Denominator:
Weighted-average shares used in computing basic net income per share	48,044	45,172	39,547
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	1,513	2,021	2,043

Weighted-average shares used in computing diluted net income per share	49,557	47,193	41,590

        The following outstanding options and restricted stock awards were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	December 29, 2007	December 30, 2006	December 31, 2005
Options to purchase common stock	2,741	1,214	863
Restricted stock	—	—	10

  Comprehensive Income (Loss)

        Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholder's equity. The component of comprehensive income (loss) is reported on the Company's consolidated statements of stockholders' equity.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

        Components of accumulated comprehensive income (loss) were as follows:

	December 29, 2007	December 30, 2006
Unrealized gain (loss) on marketable securities, net of tax	$832	$(282)
Cumulative translation adjustments	97	38

Accumulated other comprehensive income (loss)	$929	$(244)

  Recent Accounting Pronouncements

        On December 21, 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 110, extending the use, under certain circumstances, of the simplified method for developing an estimate of the expected term of share options. The Company is currently evaluating the potential impact of this issuance.

        In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R).

        In May 2007, the FASB issued FASB Staff Position ("FSP") FIN No. 48-1, "Definition of "Settlement" in FASB Interpretation No. 48" ("FSP FIN No. 48-1"). FSP FIN No. 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective upon initial adoption of FIN No. 48, which the Company adopted in the first quarter of fiscal 2007.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007; however, in February 2008,the FASB issued staff position (FSP), ("FSP FAS 157-b") which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

2008. The FSP will not defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually; therefore, the Company will have to adopt this standard as of the beginning of fiscal 2008. The Company is currently evaluating the potential impact of this statement.

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

Note 3—Balance Sheet Components:

  Marketable Securities

        Marketable securities at December 29, 2007 consisted of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U.S. Treasury	$995	$—	$(1)	$994
Agency securities	52,032	525	(1)	52,556
Obligations of states and political subdivisions	200,488	828	(52)	201,264

Total	$253,515	$1,353	$(54)	$254,814

        Included in obligations of states and political subdivisions are $12.8 million of auction rate securities which were sold after December 29, 2007, in which the proceeds were reinvested into other non-auction rate marketable securities. The maturity or sale of such investments resulted in an immaterial loss.

        The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 29, 2007 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury	$994	$(1)	$—	$—	$994	$(1)
Agency securities	5,106	(1)	—	—	5,106	(1)
Obligations of states and political subdivisions	9,840	(27)	9,459	(25)	19,299	(52)

Total	$15,940	$(29)	$9,459	$(25)	$25,399	$(54)

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

        The above net unrealized gains on the Company's investments during 2007 were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company's investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.

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

        The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 30, 2006 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Municipal bonds	$20,778	$(21)	$—	$—	$20,778	$(21)
Agency Securities	62,109	(88)	35,823	(217)	97,932	(305)

Total	$82,887	$(109)	$35,823	$(217)	$118,710	$(326)

        Contractual maturities of marketable securities as of December 29, 2007 were as follows (in thousands):

	Cost	Market Value
Due in one year or less	$62,172	$62,307
Due after one year or to five years	117,377	118,313
Due after five years to 10 years	24,981	25,164
Due after 10 years	48,985	49,030

	$253,515	$254,814

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

        For fiscal 2007 and fiscal 2006 realized gains and realized losses on sales or maturities of marketable securities were immaterial.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consisted of trade accounts receivable at December 29, 2007 and December 30, 2006. Trade accounts receivable are recorded at the invoiced amount and do not bear any interest. The Company estimates allowances for doubtful accounts based primarily on analysis of historical trends and experience. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. The Company does not have any off-balance-sheet credit exposure related to its customers. The allowance for doubtful accounts consisted of the following activity for years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2005	$41	$33	$—	$74
Year ended December 30, 2006	$74	$—	$—	$74
Year ended December 29, 2007	$74	$—	$—	$74

  Asset Retirement Obligation

        The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company's asset retirement obligation is associated with its commitment to return property subject to operating leases in Jubei City Hsinchu, Taiwan, Sungnam, Kyungki-Do, Korea, Yokohama, Japan, Omori Bellport, Japan and Singapore to original condition upon lease termination. The Company estimated that as of December 29, 2007, gross expected future cash flows of approximately $1,830,000 would be required to fulfill these obligations.

        The Company has recorded an asset retirement obligation of approximately $1,600,000 and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning the leased property to original condition. This amount is subject to foreign exchange rate fluctuations and has been translated using the exchange rate at December 29, 2007. The leasehold improvements are being amortized to depreciation and amortization expense over the term of the lease. During the years ended December 29, 2007 and December 30, 2006, approximately $321,000 and $284,000 of the leasehold improvements were amortized to expense.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

        Following is a reconciliation of the aggregate retirement liability associated with the Company's commitment to return property to original condition upon lease termination included in non-current deferred rent and other liabilities (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006
Asset retirement obligation beginning balance	$830	$144
Initial amount recorded for new asset retirement obligation	793	767
Liabilities settled	(46)	(70)
Decrease based on revised estimates of asset retirement obligation	(28)	(55)
Accretion expense	93	44

Asset retirement obligation ending balance	$1,642	$830

  Inventories

        Inventories, net of reserves, consisted of the following (in thousands):

	December 29, 2007	December 30, 2006
Raw materials	$12,442	$7,354
Work-in-progress	12,971	9,566
Finished goods	3,896	2,006

	$29,309	$18,926

  Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	December 29, 2007	December 30, 2006
Buildings	20	1,161	$1,161
Machinery and equipment	5 to 7	95,018	77,753
Computer equipment and software	3 to 5	20,751	15,966
Furniture and fixtures	5	6,792	4,601
Leasehold improvements	1 to 15	70,494	44,371

		194,216	143,852
Less: Accumulated depreciation and amortization		(86,760)	(62,877)

		107,456	80,975
Land		300	300
Construction-in-progress		23,126	12,789

		$130,882	$94,064

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

        Depreciation and amortization of property and equipment for the years ended December 29, 2007, December 30, 2006, and December 31, 2005 was approximately $25.2 million $20.5 million, and $14.9 million, respectively.

  Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	December 29, 2007	December 30, 2006
Accrued compensation and benefits	$21,424	$22,086
Accrued commissions	836	958
Accrued warranty	1,383	778
Other accrued expenses	6,386	4,512

	$30,029	$28,334

Note 4—Derivative Financial Instruments

        As of December 29, 2007, the Company had one outstanding foreign exchange forward contract to sell 2,975,000,000 Japanese Yen for $26,376,452 with a contract rate of 113.09 Japanese Yen per U.S. Dollar. This contract was entered into on December 28, 2007 and matures on January 25, 2008, therefore, there was no gain or loss recorded as of December 29, 2007.

Note 5—Commitments and Contingencies:

  Environmental Matters

        The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. In fiscal 2007, the Company received two notices of violation from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, the Company promptly investigated the violation, took appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. We have also implemented additional waste water treatment capability in consultation with the City of Livermore. In addition, we are discussing with the City of Livermore the purchase of additional waste water discharge capacity, which we require as a result of our increased manufacturing capacity. No provision has been made for loss from environmental remediation liabilities associated with the Company's Livermore facility because the Company believes that it is not probable that a liability has been incurred as of December 29, 2007.

        While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply, in the future, the Company may receive additional environmental

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

violation notices, and if received, final resolution of the violations identified by these notices could harm the Company's operations, which may adversely impact its operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company or others' sites or the imposition of new cleanup requirements could also harm the Company's operations, thereby adversely impacting its operating results and cash flows.

  Leases and Purchase Obligations

        In October 2004, we signed a ten-year lease for an additional 12,000 square feet of primarily research and development space within our current headquarters and manufacturing campus. The total rent obligation over the term of the lease is $1.0 million and is accounted for as an operating lease. In August 2006, the Company signed an amendment to the existing lease for the remaining 37,439 square feet of the building leased in October 2004. The term of the lease was extended to 15-years. The total rent obligation over the amended term of the lease is $8.5 million and is accounted for as an operating lease. The Company also signed a five-year lease for an additional 39,478 square feet of office space in September 2006. The total rent obligation over the term of the lease is $2.4 million and is accounted for as an operating lease.

        The following table describes our commitments to settle contractual obligations in cash as of December 29, 2007:

	Payments Due In
	2008	2009	2010	2011	2012	After 2013	Total
	(In thousands)
Operating leases	$5,210	$4,940	$4,566	$3,913	$3,054	$5,604	$27,287
Inventory and related purchase obligations	2,371	—	—	—	—	—	2,371

Total	$7,581	$4,940	$4,566	$3,913	$3,054	$5,604	$29,658

        Rent expense for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, was approximately $5.3 million $4.2 million and $3.5 million, respectively.

        The table above excludes, liabilities for our unrecognized tax benefits, which totaled $16.7 million as of December 29, 2007 and are classified as deferred and other long-term tax liabilities on our condensed consolidated balance sheets. As of December 29, 2007, the settlement period for our income tax liabilities cannot be determined; however, it is not expected to be due within the next twelve months.

  Indemnification Arrangements

        The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company's bylaws

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

contain indemnification obligations in favor of the Company's directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company's condensed consolidated balance sheet as of December 29, 2007.

  Legal Matters

        From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For fiscal year ended December 29, 2007, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

  Patent Litigation

        The Company is currently involved in patent-related litigation as part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. These litigations include two actions that the Company filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean corporation, alleging infringement of the Company's Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same," 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly" and 399,210, entitled "Probe Card Assembly;" as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457. The Company's complaints seek injunctive relief. These actions are all pending, except that the Seoul Central District Court has denied the Company's request for the issuance of preliminary injunctive relief in its 2006 injunction action.

        In response to the Company's infringement actions, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company's four patents at issue in the Seoul District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korean Patent Court. The Korean Patent Court has issued rulings holding invalid certain claims of the Company's Korean Patent Nos. 278,342, 399,210, and 324,064, and also issued a ruling upholding the validity of the Company's Korean Patent No. 252,457. The Company has appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom has appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company's Korean Patent Nos. 278,342 and 399,210. The Korea Supreme Court has not ruled on the Company's appeal of the Patent Court invalidity ruling regarding the Company's Korean Patent No. 324,064 and Phicom's appeal of the Patent Court ruling upholding our Korean Patent No. 252,457.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

        The Company has also initiated patent infringement litigation in the United States against Phicom and Micronics Japan Co., Ltd. In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly," 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,624,648, entitled "Probe Card Assembly" and 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates." In 2006, the Company also filed an amended complaint in the same Oregon district court that adds two additional patents to the litigation against Phicom—U.S. Patent Nos. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements" and 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." Phicom has answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company's patents and whether Phicom is infringing those patents. Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,624,648, entitled "Probe Card Assembly" and 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements." Micronics Japan has answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company's patents and whether Micronics Japan is infringing those patents. The complaints in these actions seek both injunctive relief and monetary damages. These district court actions are stayed pending resolution of the complaint that the Company filed with the United States International Trade Commission, which is described below.

        On or about November 13, 2007, the Company filed a complaint with the United States International Trade Commission, or ITC, seeking institution of a formal investigation by the United States government into the activities of Micronics Japan and Phicom, and their respective U.S. subsidiaries. The requested investigation encompasses U.S. Patent Nos. 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same," 6,624,648, entitled "Probe Card Assembly," 7,168,162, entitled "Method of Manufacturing a Probe Card" and 7,225,538, entitled "Resilient Contact Structures Formed and Then Attached to a Substrate," and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. In the ITC complaint, the Company alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing same that infringe patents owned by FormFactor, and requests a permanent exclusion order banning importation of infringing products into the United States.

        On or about December 13, 2007, the ITC provided public notice that it voted to institute an investigation of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing same. The products at issue in this investigation

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

are probe card assemblies, which are used to test semiconductor devices that have been fabricated on silicon wafers, memory chips that have been so tested, and products containing such chips.

        By instituting this investigation (337-TA-621), the ITC has not yet made any decision on the merits of the case. The case will be referred to the Honorable Theodore R. Essex, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the Commission. The ITC will make a final determination in the investigation at the earliest practicable time. The ITC has announced a target hearing date of September 8, 2008. ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance unless disapproved for policy reasons by the U.S. Trade Representative within that 60-day period. The Company is in the discovery phase of the ITC proceeding.

        Additionally, one or more third parties have initiated challenges in foreign patent offices against other of the Company's patents. These actions include proceedings filed in Korea against two of the Company's Korean patents and proceedings filed in Taiwan against four of the Company's Taiwan patents.

        No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of December 29, 2007.

  Securities Litigation

        On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its current officers, including one officer who is a director, are named as defendants under the caption "Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions "Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman," and "Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." The three actions have been consolidated. The plaintiffs filed these actions following the Company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs claim violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company's business and financial results prior to the restatements. The plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys' fees and costs.

        No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of December 29, 2007.

  Stockholder Derivative Litigation

        On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its directors and officers are named as defendants under the caption

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Commitments and Contingencies: (Continued)

"John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc." Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption "Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc." The plaintiffs filed these actions following the Company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company's business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys' fees and costs.

        No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of December 29, 2007.

        We believe that the factual allegations and circumstances underlying the legal proceedings in this Note 5 filed against us are without merit. We also believe that we do not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on our financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible we will incur significant, and possibly material, attorneys' fees, which may not be covered by our insurance policies. These legal proceedings may also divert our management's time and attention away from business operations, which could prove to be disruptive to our business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds our insurance coverage, could individually or in the aggregate adversely impact our financial condition, liquidity or results of operations.

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

        The table below shows the impact of stock-based compensation on the statement of operations of charges recognized for stock-based compensation payments based on SFAS 123(R).

	Years Ended
	December 29, 2007	December 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options(1)	$22,435	$18,852
Employee stock purchase plan	2,721	2,813
Restricted stock units(2)	935	369
Amounts capitalized as inventory	(171)	(415)

Total stock-based compensation	25,920	21,619
Tax effect on stock-based compensation	(8,702)	(6,154)

Effect on net income	$17,218	$15,465

(1)
Fiscal 2007, includes approximately $575,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company's former President's stock options in conjunction with his Separation Agreement (See Note 11—Departure of Executive Officer).

(2)
Fiscal 2007, includes approximately $798,000 in stock-based compensation resulting from the acceleration of the Company's former President's remaining unvested restricted stock units in conjunction with his Separation Agreement (See Note 11—Departure of Executive Officer).

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

        Prior to fiscal 2006, the Company applied the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on net income and earnings per share for the fiscal year ended December 31, 2005 if the fair value recognition provisions of SFAS No. 123 had been applied to

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

options granted under the Company's equity-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options' vesting periods.

Year Ended December 31, 2005
(In thousands, except per share amounts)
Net income, as reported	$30,182
Add: Stock-based compensation expense included in reported net income, net of tax	2,923
Deduct: Total stock-based compensation expense determined under the minimum and fair-value-based method for all awards, net of tax	(11,574)

Pro forma net income	$21,531

Net income per share
Basic:
As reported	$0.76

Pro-forma	$0.54

Diluted:
As reported	$0.73

Pro-forma	$0.52

        For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option grant and employee purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31, 2005
Stock Options:
Dividend yield	—
Expected volatility	48.0%
Risk-free interest rate	4.17%
Expected life (in years)	4.5
ESPP:
Dividend yield	—
Expected volatility	48.0%
Risk-free interest rate	3.23%
Expected life (in years)	0.5

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

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

        The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Years Ended
	December 29, 2007	December 30, 2006
Stock Options:
Dividend yield	—	—
Expected volatility	45.2%	50.2%
Risk-free interest rate	4.47	4.89%
Expected life (in years)	4.7	4.8

        The Company's computation of expected volatility for fiscal 2007 and 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to fiscal 2006, the computation of expected volatility was based entirely on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of an option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulleting No. 107. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

        During fiscal 2007, the Company granted approximately 1,734,000 stock options with an estimated total grant-date fair value of $31.5 million. For fiscal 2006, the Company granted approximately 2,228,000 stock options with an estimated total grant-date fair value of $41.4 million. As of December 29, 2007, the unamortized stock-based compensation balance related to stock options was $46.4 million after estimated forfeitures, which will be recognized over an estimated period of 1.9 years based on the weighted-average days to vest. Approximately $171,000 of stock-based compensation was capitalized in inventory for the year ended December 29, 2007.

  Employee Stock Purchase Plan

        The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. Under the ESPP, employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the year ended December 29, 2007, 253,253 shares were issued under the ESPP. As of December 29, 2007, the Company had $0.2 million of total unrecognized stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of 0.2 years. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in the estimated fair value calculations for the employees' purchase rights:

Years Ended
	December 29, 2007	December 30, 2006
ESPP:
Dividend yield	—	—
Expected volatility	37.9%—50.2%	44.2%—61.8%
Risk-free interest rate	4.96%—5.16%	3.69%—5.18%
Expected life (in years)	0.50—1.00	0.49—2.00

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

        Activity of the restricted stock units under the Company's equity compensation plans for the year ended December 29, 2007 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 25, 2004	38,432	$26.02
Granted	17,000	23.56

Restricted stock units at December 31, 2005	55,432	25.27
Vested	(18,108)	24.87

Restricted stock units at December 30, 2006	37,324	25.46

Granted	13,650	38.46
Vested(1)	(28,824)	26.02

Restricted stock units at December 29, 2007	22,150	$32.74

    (1)
    In January 2007, 9,608 shares of the former President's restricted stock units vested. The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Stock-Based Compensation (Continued)

      Separation Agreement with the former President (See Note—11 Departure of Executive Officer).

        The total aggregate intrinsic value of restricted stock units outstanding as of December 29, 2007 is $0.7 million. Aggregate intrinsic value is calculated using the closing price of the Company's common stock on December 29, 2007 multiplied by the number of restricted stock units outstanding at December 29, 2007.

        As of December 29, 2007, the Company had $0.5 million of unrecognized stock-based compensation costs related to restricted stock unit grants, which will be recognized over the weighted average remaining contractual term of 1.2 year. As of December 29, 2007, the Company expected 22,150 restricted stock units to vest.

Note 7—Stockholders' Equity:

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

  Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 29, 2007.

  Warrants

        In September 2000, the Company entered into a seven year technology license agreement to transfer technology to a related party. In connection with the license agreement, the Company issued a warrant to purchase 45,500 shares of Series F redeemable convertible preferred stock, now common stock, at an exercise price of $11.00 per share. The warrant was fully vested upon grant and nonforfeitable. This warrant expired on September 22, 2005 unexercised. The fair value of this warrant, estimated on the date of grant using a Black-Scholes model, of $306,220 has been capitalized as other asset, and has been amortized against revenue using the straight-line method over the expected life of the technology of five years.

  Stock Option Plans

        The Company has options to purchase shares of common stock outstanding under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the "Plans") for which it has reserved shares for issuance upon exercise of these options. Since the effectiveness of the Company's 2002 Equity Incentive Plan in connection with the Company's initial public offering, the Company does not grant any options under the Plans. Under the Plans, the Board of Directors had the authority to issue incentive stock options to employees and nonqualified stock options and stock

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Stockholders' Equity: (Continued)

purchase rights to consultants and employees of the Company. The Board of Directors had the authority to determine to whom options would be granted, the number of shares, the term and exercise price (which could not be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owned stock representing more than 10% of the outstanding shares, the price of each share would be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder's status as an employee or consultant. At December 29, 2007 and December 30, 2006 no shares of common stock, were subject to the Company's right of repurchase.

        On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan ("2002 Plan"), which became effective upon the effective date of the initial public offering of the Company's common stock. The 2002 Plan provides for the grant of both, incentive stock options and nonqualified stock options, restricted stock and restricted stock units. The incentive stock options may be granted to the Company's employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. Options granted under the 2002 Plan are exercisable as determined by the Compensation Committee of the Board of Directors, and for options granted on or before February 9, 2006, the options generally expire ten years from date of grant, and for options granted after February 9, 2006, the options generally expire seven years from the date of grant. The Company initially reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares that have been reserved but not issued under the Plans and the 1995 Option Plan plus any shares repurchased at the original purchase price and any options which expire, thereafter. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Stockholders' Equity: (Continued)

        Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

		Outstanding Options
	Shares Available	Number of Shares	Exercise Price	Aggregate Exercise Price	Weighted Average Exercise Price
Balances, December 25, 2004	3,403,716	5,822,696	$0.10-27.16	$69,186	$11.88
Additional shares reserved	1,944,281	—	—	—	—
Options granted	(2,476,543)	2,476,543	20.64-28.14	61,639	24.89
Awards granted	(17,000)	—	—	—	—
Options exercised	—	(1,042,373)	0.80-23.56	(8,708)	8.36
Options expired	—	(15,000)	0.10	(1)	0.10
Options canceled	653,939	(653,939)	6.00-27.24	(10,696)	15.99

Balances, December 31, 2005	3,508,393	6,587,927	0.10-28.14	111,420	16.91

Additional shares reserved	2,011,884	—	—	—	—
Options granted	(2,228,427)	2,228,427	24.75-47.63	85,862	38.53
Options exercised	—	(1,396,751)	0.80-27.98	(16,190)	11.59
Options canceled	300,707	(300,707)	5.50-44.76	(7,420)	24.68

Balances, December 30, 2006	3,592,557	7,118,896	0.50-47.63	173,672	16.91

Additional shares reserved	2,343,067	—	—	—	—
Options granted	(1,729,168)	1,729,168	31.46-46.13	71,284	41.23
Awards granted	(13,650)	—	—	—	—
Options exercised	—	(1,498,847)	0.50-41.32	(26,998)	18.01
Options canceled	737,721	(737,721)	9.00-47.04	(25,004)	26.89

Balances, December 29, 2007	4,930,527	6,611,496	$2.50-47.63	$192,954	$29.18

        The options outstanding and vested by exercise price at December 29, 2007 are as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Vested and Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(in thousands)			(in thousands)
$2.50-$17.51	1,110,184	4.34	$9.14	$27,007	1,070,666	$8.84	$26,372
$17.53-$23.56	1,191,404	6.43	21.22	14,595	849,458	20.89	10,686
$23.74-$31.46	1,138,382	7.50	25.96	8,550	508,865	25.72	3,942
$36.01-$39.06	1,105,710	5.61	38.19	—	251,096	38.04	—
$39.66-$41.39	1,663,635	5.98	40.82	—	184,381	40.12	—
$41.68-47.63	402,181	6.11	44.32	—	38,311	43.77	—

	6,611,496	5.99	$29.18	$50,152	2,902,777	$20.30	$41,000

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Stockholders' Equity: (Continued)

        The number of options outstanding and vested at December 29, 2007 and December 30, 2006 was 2,902,777 and 2,615,080, respectively.

        The options vested and expected to vest at December 29, 2007 are as follows:

Options Vested and Expected to Vest
Number Vested and Expected to Vest	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
			(in thousands)
6,152,661	$28.52	5.78	$30,456

        The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value based on the Company's closing stock price of $33.47 on December 29, 2007. The total number of in-the-money options vested and exercisable as of December 29, 2007 was 2,428,389.

        The weighted average grant-date fair value of options granted during fiscal 2007 was $18.01. The intrinsic value of option exercises for fiscal 2007 was $37.7 million. Cash received from stock option exercises was $27.0 million. In connection with these exercises, the gross tax benefit realized by the Company was $9.2 million.

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

  2002 Employee Stock Purchase Plan

        On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan ("2002 ESPP"). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. 1,500,000 shares of common stock were initially reserved for issuance under the 2002 ESPP. In addition, the number of shares available for issuance under the 2002 ESPP will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. During fiscal 2007, 253,253 shares were purchased under this program at a weighted average exercise price of $25.92. During fiscal 2006, 209,789 shares were purchased under this program at a weighted average exercise price of $21.40. During fiscal 2005, 285,926 shares were purchased under this program at a weighted average exercise price of $12.88.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Income Taxes:

        The components of income (loss) before income taxes were as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Federal	$134,727	$82,555	$39,871
Foreign	(18,487)	(190)	(1,379)

	$116,240	$82,365	$38,492

        The components of the provision for income taxes are as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Current provision:
Federal	$48,718	$27,477	$14,089
State	802	2,328	1,469
Foreign	3,002	947	454

	52,522	30,752	16,012

Deferred provision (benefit):
Federal	(9,137)	(4,128)	(5,706)
State	585	(1,476)	(1,996)
Foreign	(620)	—	—

	(9,172)	(5,604)	(7,702)

Total provision for income taxes	$43,350	$25,148	$8,310

        In fiscal 2007, the Company began implementing its global manufacturing plan which is designed in part to align the structure of its worldwide affiliates with its geographic mix of customers. To effect this alignment, the Company initiated the first phase of its current plan to establish a new manufacturing facility in Singapore. A significant element of the new structure involves the sharing of certain expenses related to the development of intangible property. The geographic breakout of pre-tax income reflects the changes made to global cost allocations and additional intercompany expenses incurred by the Company's foreign subsidiaries resulting from the implementation of this plan. The impact of this alignment caused the Company's effective tax rate to increase by 7 percentage points in fiscal 2007.

        At December 29, 2007, the Company had research credit carryforwards of approximately $99,000 for state income tax purposes. The state research credit can be carried forward indefinitely.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Income Taxes: (Continued)

        The components of the deferred tax assets and liabilities are as follows (in thousands):

	Years Ended
	December 29, 2007	December 30, 2006
Tax credits	$99	$1,032
Inventory reserve	15,834	11,238
Other reserves and accruals	5,611	4,269
Non-statutory stock options	10,858	6,822
Foreign net operating loss carryforwards and other	2,007	1,331

Gross deferred tax assets	34,409	24,692
Valuation allowance	(1,387)	(1,440)

Total deferred tax assets	33,022	23,252

Unrealized investment gains	(515)	—
Depreciation and amortization	(4,474)	(4,067)

Total deferred tax liabilities	(4,989)	(4,067)

Net deferred tax assets	$28,033	$19,185

        Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable; the valuation allowance will be adjusted. As of December 29, 2007 and December 31, 2006, the Company has provided a valuation allowance for certain foreign deferred tax assets that it believes are more likely than not unrealizable.

        The allowance against deferred tax assets consisted of the following activity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance against deferred tax assets
Year ended December 31, 2005	$358	$452	$31	$779
Year ended December 30, 2006	$779	$661	$—	$1,440
Year ended December 29, 2007	$1,440	$68	$121	$1,387

        The Company has not provided for U.S. deferred taxes on approximately $2.1 million in undistributed earnings of its foreign subsidiaries since these earnings are intended to be reinvested indefinitely.

        Tax benefits of $9.2 million, $14.5 million, and $6.1 million in fiscal 2007, 2006, and 2005, respectively, associated with the exercise of employee stock options and other employee stock programs were credited to stockholders' equity.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Income Taxes: (Continued)

        The items accounting for the difference between income taxes computed and the provision for income taxes consisted of:

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
U.S. statutory federal tax rate	$40,684	$28,826	$13,472
State taxes and credits, net of federal benefit	4,129	1,112	212
Amortization of stock-based compensation, net of tax benefit	2,272	1,840	195
Research and development credits	(4,401)	(2,840)	(1,315)
Foreign net operating losses	7,905	—	—
Tax exempt interest and other permanent differences	(7,295)	(4,342)	(1,753)
Tax benefits from recognition of prior years' tax credits	—	—	(2,922)
Change in valuation allowance	56	552	421

Total	$43,350	$25,148	$8,310

        On December 31, 2006, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company's tax assets and liabilities did not differ from the assets and liabilities before adoption; therefore, the Company did not record any adjustments as of the adoption date. In addition, consistent with the provisions of FIN 48, the Company reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. At the adoption date of December 31, 2006, the Company had $16.7 million of total gross unrecognized tax benefits. Of this total, $14.0 million, net of the federal benefit on state issues, of unrecognized tax benefits would impact our effective tax rate if recognized.

        At December 29, 2007, we had gross tax-affected unrecognized tax benefits of $20.5 million of which $16.7 million if recognized, would impact the effective tax rate.

        The reconciliation of the total amounts of unrecognized tax benefits for fiscal 2007 is as follows (in thousands):

Unrecognized tax benefit beginning balance	$16,696
Additions based on tax positions related to the current year	5,772
Additions for tax positions of prior years	702
Reductions for tax positions of prior years	(347)
Reductions for tax positions due to a lapse of the applicable statute of limitations	(2,326)
Settlements	—

Unrecognized tax benefit ending balance	$20,497

        The Company classifies interest and penalties as part of income tax expense. The Company recognized interest expense of $705,000, $363,000, and $206,000 for fiscal 2007, 2006 and 2005, respectively. The Company continues to recognize interest and penalties related to uncertain tax positions in income tax expense. Upon adoption of FIN 48 the Company had approximately $545,000 of accrued interest and $0 of penalties related to uncertain tax positions. As of December 29, 2007, the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Income Taxes: (Continued)

Company had approximately $866,000 of accrued interest and $0 of penalties related to uncertain tax positions.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 29, 2007, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operation.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Company is currently under examination by the United States Internal Revenue Service for fiscal year 2004 and the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Note 9—Employee Benefit Plan:

        In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company recorded expenses for matching contributions of $1.2 million, $1.0 million, and $0.6 million during fiscal 2007, 2006 and 2005, respectively.

        The Company provides a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The Company expensed $6.2 million, $4.9 million, and $2.3 million, for the qualified U.S. profit sharing retirement plan in fiscal 2007, 2006, and 2005, respectively.

Note 10—Operating Segment and Geographic Information:

        The Company operates in one segment consisting of the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," the Company's chief operating decision-maker is as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Operating Segment and Geographic Information: (Continued)

        The following table summarizes revenue by country based upon invoicing location:

	Years Ended
	December 29, 2007	December 30, 2006	December 31, 2005
United States	30.7%	29.5%	34.2%
Taiwan	20.9	25.6	25.4
Japan	28.6	30.0	26.2
Germany	3.4	3.3	6.6
Other	16.4	11.6	7.6

Total	100.0%	100.0%	100.0%

        Net property and equipment by country was as follows (in thousands):

	December 29, 2007	December 30, 2006
United States	$117,716	$88,775
Singapore	5,027	—
Japan	4,092	2,551
Korea	2,739	1,314
Taiwan	972	1,041
Germany	336	383

Total	$130,882	$94,064

        The following customers represented greater than 10% of the Company's revenues in fiscal 2007, 2006, and 2005:

	Fiscal 2007	Fiscal 2006	Fiscal 2005
Elpida	26.2%	22.7%	22.7%
Spansion	14.4	*	*
Powerchip	12.4	12.0	*
Intel Corporation	10.0	12.6	11.8
Spirox Corporation	*	*	23.0
Samsung	*	*	15.3

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 11—Departure of Executive Officer (Continued)

        In conjunction with the Separation Agreement, the Company recorded a charge of approximately $1.8 million in the first quarter of 2007 consisting primarily of a $400,000 severance payment and approximately $1.4 million in stock-based compensation resulting from the accelerated vesting of a portion of his unvested stock options and restricted stock units.

Note 12—Subsequent Events

  Appointment of Certain Officers

        On January 4, 2008, the Company announced the appointment of Mario Ruscev as President, reporting to Igor Khandros, CEO, and as a member of the Board of Directors, both appointments effective January 7, 2008.

        Under Dr. Ruscev's Letter Agreement with the Company ("Letter Agreement"), Dr. Ruscev will be paid an annual base salary of $500,000 and is eligible to receive a bonus under the Company's Key Employee Bonus Plan at a target rate of 100% of base salary with the opportunity to earn 200% of base salary based on achievement of certain objectives. For 2008, his annual bonus is guaranteed at 100% of base salary. He was also paid a sign-on bonus of $100,000. The Company will pay reasonable legal fees and expenses incurred in connection with the execution of the Letter Agreement not to exceed $10,000. The Company will reimburse Dr. Ruscev for his reasonable moving expenses from Paris, France and will provide him with a relocation allowance not to exceed two months of his annual base salary.

        Also under the Letter Agreement, on January 7, 2008 Dr. Ruscev was granted a stock option under the 2002 Plan to purchase 100,000 shares of the Company's common stock with an estimated grant date fair value of approximately $1.4 million that vests over 4 years, with 25% vesting on January 7, 2009 and the remainder vesting in equal monthly installments over the following three years. Dr. Ruscev was also granted, restricted stock units under the 2002 Plan, with a grant date fair value of approximately $1.2 million that represent the right to receive 40,000 shares of the Company's common stock upon vesting. The restricted stock units will vest in four equal installments on January 7 of each of 2009, 2010, 2011 and 2012.

  Costs Associated with Exit or Disposal Activities

        The Company announced on February 5, 2008 its commitment to implement a cost reduction plan that will include reducing its global workforce by approximately 14%. The plan is designed to restructure the company to better align with the market environment. The majority of the activities comprising the cost reduction plan are expected to be completed by the end of the first quarter of fiscal 2008. The Company expects to record charges in the range of $4.0 to $5.0 million related to the cost reduction plan, with the majority of the charges being recorded in the first quarter of fiscal 2008 when paid. The majority of the charges associated with the cost reduction plan are expected to result in future cash expenditures.

INDEX TO EXHIBITS

        Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/02	4.01
4.02	Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001	S-1	333-86738	4/22/02	4.02
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/02	4.03
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/02	4.04
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/02	4.05
4.06	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/02	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/02	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	—	—	—	—	x

10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/07	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/07	10.01
10.09+	Employment Offer Letter dated November 17, 2004 to Joseph R. Bronson	10-K	000-50307	3/14/05	10.49
10.10+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/07	10.01
10.11+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/08	99.01
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	—	—	—	—	x
10.13+	Employment Offer Letter dated January 27, 2005 to Ronald C. Foster	10-K	000-50307	3/14/05	10.50
10.14+	Written description of definitive agreements to increase certain executive officer compensation approved on November 4, 2005	8-K	000-50307	11/10/05	—
10.15+	Written description of definitive agreements to increase bonus targets for certain executive officers approved on February 24, 2006	8-K	000-50307	3/2/06	—
10.16+	Written description of definitive agreements to increase base salaries for certain executive officers approved on April 10, 2006	8-K	000-50307	4/14/06	—
10.17+	Written description of definitive agreement to increase director compensation approved on May 18, 2006	8-K	000-50307	5/24/06	—
10.18+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/07	—
10.19	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.18

10.20	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.18.1
10.21	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.22	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.19.1
10.23	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.20
10.24	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.20.1
10.25	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/06	10.01
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

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