Form 10-Q
period 2008-03-29
FORMFACTOR INC
filed 2008-05-08
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 27, 2008, 48,821,082 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenues	$65,703	$102,271
Cost of revenues	53,131	47,988
Gross margin	12,572	54,283
Operating expenses:
Research and development	16,388	14,102
Selling, general and administrative	22,658	22,928
Restructuring charge	5,320	—
Total operating expenses	44,366	37,030
Operating income (loss)	(31,794)	17,253
Interest income	4,875	5,444
Other income (expense)	793	(119)
Income (loss) before income taxes	(26,126)	22,578
Provision (benefit) for income taxes	(8,165)	7,367
Net income (loss)	$(17,961)	$15,211
Net income (loss) per share:
Basic	$(0.37)	$0.32
Diluted	$(0.37)	$0.31
Weighted-average number of shares used in per share calculations:
Basic	48,743	47,384
Diluted	48,743	49,060

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

(Unaudited)

	March 29,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$400,634	$315,232
Marketable securities	155,083	254,814
Accounts receivable, net	57,214	69,486
Inventories	26,609	29,309
Deferred tax assets	18,121	17,995
Refundable income taxes	9,207	2,043
Prepaid expenses and other current assets	12,360	13,461
Total current assets	679,228	702,340
Restricted cash	2,250	2,250
Property and equipment, net	126,222	130,882
Deferred tax assets	11,709	10,038
Other assets	9,780	9,812
Total assets	$829,189	$855,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,188	$42,893
Accrued liabilities	21,650	30,029
Income tax payable	100	1,328
Deferred revenue and customer advances	5,674	5,535
Deferred rent	460	462
Total current liabilities	62,072	80,247
Long term tax payable	12,658	12,248
Deferred rent and other liabilities	5,973	5,877
Total liabilities	80,703	98,372
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 48,811,602 and 48,642,258 shares issued and outstanding at March 29, 2008 and December 29, 2007, respectively	49	49
Additional paid-in capital	582,534	573,553
Accumulated other comprehensive income	1,445	929
Retained earnings	164,458	182,419
Total stockholders’ equity:	748,486	756,950
Total liabilities and stockholders’ equity	$829,189	$855,322

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Three Months Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(17,961)	$15,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,827	6,146
Stock-based compensation expense	6,117	7,378
Deferred income taxes	(1,551)	(961)
Excess tax benefits from equity based compensation plans	(26)	(5,129)
Provision for excess and obsolete inventories	5,473	2,527
Loss on disposal and impairment of property and equipment	839	195
Changes in assets and liabilities:
Accounts receivable	12,282	(18,709)
Inventories	(2,934)	(5,868)
Prepaid expenses and other current assets	2,757	(307)
Refundable income taxes	(7,164)	—
Other assets	110	(519)
Accounts payable	(2,610)	8,213
Accrued liabilities	(7,998)	(11,902)
Income taxes payable	(752)	8,504
Deferred rent	(97)	43
Deferred revenues and customer advances	132	1,213
Net cash provided by (used in) operating activities	(5,556)	6,036
Cash flows from investing activities:
Acquisition of property and equipment	(11,253)	(14,083)
Purchase of marketable securities	(123,618)	(62,368)
Proceeds from maturities and sales of marketable securities	222,583	42,624
Net cash provided by (used in) investing activities	87,712	(33,827)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,253	16,347
Excess tax benefits from equity based compensation plans	26	5,129
Net cash provided by financing activities	3,279	21,476
Effect of exchange rate changes on cash and cash equivalents	(34)	(34)
Net increase (decrease) in cash and cash equivalents	85,401	(6,349)
Cash and cash equivalents, beginning of the period	315,232	284,131
Cash and cash equivalents, end of the period	$400,633	$277,782
Supplemental disclosure of significant non-cash investing activities:
Purchases of property and equipment through accounts payable and accrued liabilities	$(7,943)	$1,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, the interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2008 will end on December 27, 2008, and will consist of 52 weeks.

Reclassifications.  Certain prior period balances have been reclassified to conform to the current financial statement presentation. These consist of the reclassification of refundable income taxes from prepaid and other current assets into its own respective balance sheet line. These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. As described in Note 5, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as of the first day of the first quarter of fiscal 2008.

Note 3 — Departure of Executive Officer

On March 20, 2008, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with its former Senior Vice President, and Chief Financial Officer who resigned from the Company effective March 21, 2008.  In conjunction with the Separation Agreement, the Company recorded an accrual for a $232,500 severance payment and a modification charge of approximately $118,000 in stock-based compensation resulting from the accelerated vesting of a portion of his unvested stock options and an offsetting benefit of approximately $375,000 related to the reversal of previously recognized expense for unvested stock options in the first quarter of fiscal 2008.

Note 4 — Restructuring Charge

The Company announced on February 5, 2008 a cost reduction plan that included reducing its global workforce. The plan was designed to restructure the Company to better align with the market environment.  The majority of the activities comprising the cost reduction plan were completed by the end of the first quarter of fiscal 2008 and consisted primarily of global workforce reductions and property and equipment impairments. The majority of the charges associated with the cost reduction plan are expected to result in future cash expenditures.

In addition, the Company and Jorge L. Titinger, its Senior Vice President, Product Business Group, mutually agreed to eliminate Mr. Titinger’s position as part of the Company’s restructuring activities in light of market and business conditions. In connection with his departure, the Company recorded charges of approximately $613,000, consisting primarily of a severance payment of $204,000 and approximately $287,000 in stock-based compensation resulting from the accelerated vesting of a portion of his unvested restricted stock units representing an aggregate of 18,680 shares. The charges are recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

The following table summarizes the activities related to the cost reduction plan as of March 29, 2008 (in thousands):

	Employee	Property	Total
	Severance and	and Equipment	Restructuring
	Benefits	Impairment	Charge
Restructuring accrual beginning balance	$—	$—	$—
Restructuring charges	4,680	640	5,320
Cash payments	(1,508)	—	(1,508)
Non-cash settlements	(417)	(640)	(1,117)
Restructuring accrual ending balance	$2,695	$—	$2,695

The charges above have been reflected separately as restructuring in the Condensed Consolidated Statement of Operations. The remaining accrual as of March 29, 2008 relates to severance benefits which will be paid within the next twelve months. As such the restructuring accrual is recorded as a current liability within accrued liabilities in the Condensed Consolidated Balance Sheets.

Subsequent to the end of the first quarter of fiscal 2008, the Company announced a second global cost reduction plan that will include additional reductions in the global workforce and the consolidation of a facility. See Note 15 - Subsequent Events.

Note 5 — Fair Value

Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, municipal bonds, U. S. government sponsored enterprise securities, or agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalent and marketable securities) measured at fair value on a recurring basis as of March 29, 2008 (in thousands):

	Level 1	Level 2	Total
Cash Equivalents
Money Market funds	$229,623	$—	$229,623
U. S. Government securities	—	—	—
Municipal bonds	—	70	70
Agency securities	—	95,888	95,888
Marketable Securities	—		—
U. S. Government securities	—	4,963	4,963
Municipal bonds	—	74,342	74,342
Agency securities	—	75,778	75,778
Total Cash Equivalents and Marketable Securities	$229,623	$251,041	$480,664

Note 6 — Inventories

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

Inventories consisted of the following:

	March 29,	December 29,
	2008	2007
	(In thousands)
Raw materials	$7,958	$12,442
Work-in-progress	15,067	12,971
Finished goods	3,584	3,896
	$26,609	$29,309

Note 7 — Warranty

The Company offers warranties on its products, other than certain evaluation and early adopter products that are not offered with warranty, and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the consolidated income statement as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities) for the three months ended March 29, 2008 and March 31, 2007, respectively, follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Warranty accrual beginning balance	$1,383	$778
Accrual for warranties issued during the period	1,840	839
Settlements made during the period	(920)	(795)
Warranty accrual ending balance	$2,303	$822

Note 8 — Stock-Based Compensation

The Company recorded stock-based compensation for the three months ended March 29, 2008 and March 31, 2007 as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Stock-based compensation expense by type of award:
Employee stock options (1) (2)	$4,224	$5,595
Employee stock purchase plan	1,133	889
Restricted stock units (3) (4)	587	817
Net change in amounts capitalized as inventory	173	77
Total stock-based compensation	6,117	7,378
Tax effect on stock-based compensation	(1,620)	(2,584)
Effect on net income (loss)	$4,497	$4,794

(1)        The three months ended March 29, 2008 includes approximately $256,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his Separation Agreement (See Note 3 - Departure of Executive Officer).

(2)        The three months ended March 31, 2007 includes approximately $575,000 in stock-based compensation resulting from the accelerated vesting of a portion of the Company’s former President’s stock options in conjunction with his separation agreement and general release.

 (3)     The three months ended March 29, 2008 includes approximately $287,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release (See Note 4 – Restructuring Charge).

(4)        The three months ended March 31, 2007 includes approximately $798,000 in incremental stock-based compensation resulting from the acceleration of the Company’s former President’s remaining unvested restricted stock units in conjunction with his separation agreement and general release.

Equity Incentive Plans

The Company has four incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Prior Plans”) and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. As a result of the effectiveness of the 2002 Plan, the Company ceased granting any options under the Prior Plans.

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model for stock options for the three months ended March 29, 2008 and March 31, 2007, respectively:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Stock Options:
Dividend yield	—	—
Expected volatility	53.2%	46.9%
Risk-free interest rate	3.03%	4.71%
Expected term (in years)	4.75	4.75

Stock option activity under the Prior Plans and the 2002 Plan is set forth below:

	Shares	Options	Weighted Average
	Available	Outstanding	Exercise Price
Balances, December 29, 2007	4,930,527	6,611,496	$29.18
Additional shares reserved	2,432,112	—	—
Options granted	(759,510)	759,510	22.05
Awards granted	(536,440)	—	—
Options exercised	—	(25,408)	6.18
Options cancelled	183,461	(183,461)	37.72
Awards cancelled	1,800	—	—
Balances, March 29, 2008	6,251,950	7,162,137	$28.29

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

Activity of the restricted stock units under the 2002 Plan during the three months ended March 29, 2008 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 29, 2007	22,150	$32.74
Awards Granted	536,440	20.10
Awards Cancelled	(1,800)	19.36
Restricted stock units at March 29, 2008	556,790	$20.61

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Until February 1, 2007, each offering period was generally two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the three months ended March 29, 2008 and March 31, 2007, 150,410 shares and 122,523 shares, respectively, were issued under the ESPP. As of March 29, 2008, the Company had $2.0 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.6 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended
	March 29,	March 31,
	2008	2007
ESPP:
Dividend yield	—	—
Expected volatility	52.0%	44.2 - 61.8%
Risk-free interest rate	2.13 - 2.15%	3.69 - 5.18%
Expected term (in years)	0.50 - 1.00	0.49 - 2.00

Note 9 — Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Basic net income (loss) per share
Numerator:
Net income (loss)	$(17,961)	$15,211
Denominator:
Weighted-average common stock outstanding	48,743	47,384
Diluted net income (loss) per share
Numerator:
Net income (loss)	$(17,961)	$15,211
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	48,743	47,384
Add: Dilutive potential common shares used in computing diluted net income (loss) per share	—	1,676
Weighted-average number of shares used in computing diluted net income (loss) per share	48,743	49,060

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007
Options to purchase common stock	7,162	1,818
Restricted Stock Units	557	—
Employee Stock Purchase Plan	50	—
Total potentially dilutive securities	7,769	1,818

Note 10 — Income Taxes

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FAS 109”, the Company classifies interest and penalties related to uncertain tax positions as part of income tax expense. The Company recognized interest expense of $115,000 and $248,000 for the three months ended March 29, 2008 and March 31, 2007, respectively. As of March 29, 2008, the Company had approximately $981,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes we pay is subject to ongoing audits by federal, state and non-U.S. tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of March 29, 2008, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2004 and the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Note 11 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. The Company received two notices of violation in fiscal 2007 and one notice of violation in the first quarter of fiscal 2008 from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, the Company promptly investigated the violation, took appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. We have implemented additional waste water treatment capability in consultation with the City of Livermore, and purchased additional waste water discharge capacity, which we require as a result of our increased manufacturing capacity, through the City of Livermore. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of March 29, 2008.

While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply to it, in the future, the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm the Company’s operations, which may adversely impact its operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at the Company or others’ sites or the imposition of new cleanup requirements could also harm the Company’s operations, thereby adversely impacting its operating results and cash flows.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For fiscal quarter ended March 29, 2008, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

Patent Litigation

The Company is currently involved in patent related litigation as part of its ongoing efforts to protect the intellectual property embodied in its proprietary technology, including its MicroSpring interconnect technology. These litigations include two actions that the Company filed in 2004 in Seoul Southern District Court, located in Seoul, South Korea, against Phicom Corporation, a Korean corporation, alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly” and 399,210, entitled “Probe Card Assembly;” as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457. The Company’s complaints seek injunctive relief. These actions are all pending, except that the Seoul Central District Court has denied the Company’s request for the issuance of preliminary injunctive relief in its 2006 injunction action.  In April 2008, the Seoul Southern District Court dismissed the Company’s complaint as it related to Korean Patent Nos. 252,457 and 324,064.  The Company plans to appeal the dismissal to the Korea High Court.

In response to the Company’s infringement actions, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul District Court infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005, the Korea Patent Court issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210.  In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210.  In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064.  The Korea Supreme Court has not ruled on Phicom’s appeal of the Patent Court ruling upholding our Korean Patent No. 252,457.

The Company has also initiated patent infringement litigation in the United States against Phicom and Micronics Japan Co., Ltd. In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly,” 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,624,648, entitled “Probe Card Assembly” and 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” In 2006, the Company also filed an amended complaint in the same Oregon district court that adds two additional patents to the litigation against Phicom—U.S. Patent Nos. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements” and 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” Phicom has answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,624,648, entitled “Probe Card Assembly” and 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements.” Micronics Japan has answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Micronics Japan is infringing those patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint that the Company filed with the United States International Trade Commission, which is described below.

On or about November 13, 2007, the Company filed a complaint with the United States International Trade Commission, or ITC, seeking institution of a formal investigation by the United States International Trade Commission into the activities of Micronics Japan and Phicom, and their respective U.S. subsidiaries. The requested investigation encompasses U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” 6,624,648, entitled “Probe Card Assembly,” 7,168,162, entitled “Method of Manufacturing a Probe Card” and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate,” and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. In the ITC complaint, the Company alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by the Company, and requests a permanent exclusion order banning importation into the United States of infringing products and certain downstream products.

On or about December 13, 2007, the ITC provided public notice that it voted to institute an investigation of certain probe card assemblies, components thereof and certain tested DRAM and NAND flash memory devices and products containing such devices. The products at issue in this investigation are probe card assemblies, which are used to test semiconductor devices that have been fabricated on silicon wafers, memory chips that have been so tested, and products containing such chips.

The investigation (337-TA-621) has been referred to the Honorable Theodore R. Essex, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337, and that initial determination is subject to review by the ITC. The ITC has announced a scheduled hearing date of September 8, 2008, which would likely result in the issuance of an initial determination by the administrative law judge on or before December 19, 2008. The target date for the ITC’s final determination is March 19, 2009.  ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance, subject to Presidential review. The Company is in the discovery phase of the ITC proceeding.

Additionally, one or more third parties have initiated challenges in foreign patent offices against other of the Company’s patents. These actions include proceedings filed in Korea against two of the Company’s Korean patents and proceedings filed in Taiwan against four of the Company’s Taiwan patents.

No provision has been made for patent related litigation because the Company believes that it is not probable that a liability had been incurred as of March 29, 2008.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its current officers, including one officer who is a director, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007.  In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint.  The plaintiffs claim violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs.  On or about May 5, 2008, the Company filed a motion to dismiss the Consolidated Amended Complaint.  The Court has set a hearing date of July 18, 2008; a ruling date has not been set.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of March 29, 2008.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its directors and officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs.  The two derivative actions have been consolidated, and a consolidated amended complaint is expected to be filed in mid-July 2008.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of March 29, 2008.

We believe that the factual allegations and circumstances underlying the legal proceedings in this Note 11 filed against us are without merit. We also believe that we do not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on our financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible we will incur significant, and possibly material, attorneys’ fees, which may not be covered by our insurance policies. These legal proceedings may also divert our management’s time and attention away from business operations, which could prove to be disruptive to our business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds our insurance coverage, could individually or in the aggregate adversely impact our financial condition, liquidity or results of operations.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of the claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s condensed consolidated balance sheet as of March 29, 2008.

Note 12 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income (loss) were as follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Net income (loss)	$(17,961)	$15,211
Change in unrealized gain on marketable securities	(263)	97
Cumulative translation adjustments	779	3
Comprehensive income (loss)	$(17,445)	$15,311

Components of accumulated other comprehensive income was as follows:

	March 29,	December 29,
	2008	2007
	(In thousands)
Unrealized gain on marketable securities	$568	$832
Foreign currency translation adjustments	877	97
Accumulated other comprehensive income	$1,445	$929

Note 13 — Derivative Financial Instruments

As of March 29, 2008, the Company had two outstanding foreign exchange forward contracts to sell 1,941,000,000 Japanese Yen for $19,452,796 with a contract rate of 99.78 Japanese Yen per U.S. Dollar and a contract to sell 522,300,000 Korean Won for $525,189 with a contract rate of 994.50 Korean Won per U.S. Dollar. Both contracts were entered into on March 28, 2008 and mature on April 25, 2008. There was no gain or loss relating to the derivative contracts recorded as of March 29, 2008.

Note 14 — Recent Accounting Pronouncements

In April 2008, the FASB issued FASB final Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on the Company’s financial position, results of operations or cash flows as the Company did not elect the fair value measurement option for any additional financial instruments or other items.

Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

•                  Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement for financial assets and liabilities did not have a material impact on our consolidated results of operations and financial condition, though required additional disclosures.  (See Note 5 — Fair Value.)

Note 15-Subsequent Events

Appointment of Chief Financial Officer

On March 28, 2008, the Company announced the appointment of Jean Bernard Vernet as Chief Financial Officer and Senior Vice President, effective March 31, 2008.

As Chief Financial Officer, Mr. Vernet will be paid an annual base salary of $325,000 and is eligible to receive a bonus under the Company’s Key Employee Bonus Plan at a target rate of 90% of base salary pursuant to his letter agreement with the Company. For the first half of 2008, his semi-annual bonus is guaranteed at 100% of base salary. Mr. Vernet received a sign-on bonus of $100,000. The Company will reimburse his relocation expenses from Canada, including real estate agent commissions up to $40,000 and costs for moving his family and household goods, and pay him one month’s base salary as a relocation allowance.

 The Company granted Mr. Vernet, as of March 31, 2008, a stock option under the 2002 Plan to purchase 50,000 shares of the Company common stock with an estimated grant fair value of approximately $450,000 that vests over four years, with 25% vesting on March 31, 2009 and the remainder vesting in equal monthly installments over the following three years. The Company also granted Mr. Vernet, as of March 31, 2008, restricted stock units under the 2002 Plan, that represent the right to receive 20,000 shares of FormFactor common stock upon vesting with a grant fair value of approximately $382,000. The restricted stock units will vest in four equal installments on March 31st of each of 2009, 2010, 2011 and 2012.

Costs Associated with Exit or Disposal Activities

On April 8, 2008, the Company announced its commitment to implement a second global cost reduction plan that will include reducing its global workforce by approximately 12%, with reductions primarily coming from the Company’s North America operations. The plan also includes the consolidation of a facility in Livermore, California. The plan is designed to restructure the Company to better align with the market environment. A substantial portion of the activities comprising the cost reduction plan are expected to be completed by the end of the second quarter of fiscal 2008 with the remaining activities to be completed in the third quarter of fiscal 2008. The Company expects to record charges in the range of $3.5 to $4.5 million related to the cost reduction plan, which includes costs associated with the facility consolidation. The Company will record the charges in the second and third quarters of fiscal 2008 when the particular activities comprising the plan are completed. A substantial portion of the charges associated with the cost reduction plan are expected to result in future cash expenditures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements may include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are based on information available to us at the filing date of this Quarterly Report and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. Actual events or results may differ materially from those expressed or implied by these statements due to various factors including but not limited to the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, in the section titled “Risk Factors” in this Quarterly Report and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe cards and wafer test solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, prior to singulation of the wafer into individual chips. During wafer sort and test, a wafer probe card is mounted in a prober, which is in turn connected to a semiconductor tester, and the wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer.  Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards. We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. At the core of our product offering are our proprietary technologies, including our MicroSpring interconnect technology and design processes. Our MicroSpring interconnect technology includes a resilient contact element manufactured at our production facilities in Livermore, California. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our MicroSpring interconnect technology.

Our customers operate in the highly cyclical semiconductor industry and are subject to significant fluctuations in the demand for their products. Because of the nature of our customers and our business, our revenue growth is driven in significant part by the number of new semiconductor designs that our customers develop, the technology transitions involved in these designs and our customers’ production volumes. In the past, this has resulted in our being subject to demand fluctuations that have resulted in significant variations of revenues, expenses and results of operations. We expect these fluctuations and the resulting variations in our financial results to continue in future periods.

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first three months of fiscal 2008 and 2007. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

Restructuring Charge.  Restructuring charge includes expenses related to one-time employee termination severance pay and benefits and property and equipment impairment charges incurred as part of the Company’s global cost reduction plan.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	80.9	46.9
Gross margin	19.1	53.1
Operating expenses:
Research and development	24.9	13.8
Selling, general and administrative	34.4	22.4
Restructuring charge	8.1	—
Total operating expenses	67.4	36.2
Operating income (loss)	(48.3)	16.9
Interest income	7.4	5.3
Other income (expense)	1.2	(0.1)
Income (loss) before income taxes	(39.7)	22.1
Provision (benefit) for income taxes	(12.4)	7.2
Net income (loss)	(27.3)%	14.9%

Three Months Ended March 29, 2008 and March 31, 2007

Revenues

	Three Months Ended
	March 29,	March 31,
	2008	2007	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$40,175	$75,489	(46.8)%
Flash	16,218	16,700	(2.9)
Logic	9,310	10,082	(7.7)
Total revenues	$65,703	$102,271	35.7%

Revenues decreased 35.7% in the three months ended March 29, 2008 compared with the three months ended March 31, 2007. The revenue decrease primarily resulted from of weak demand for our advanced wafer probe cards caused by the current downturn in the semiconductor market, particularly in the DRAM segment. We also experienced pricing pressure on certain of our products.

Our revenues for the three months ended March 29, 2008 and March 31, 2007 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the first three months of fiscal 2008 decreased significantly compared to the first three months of fiscal 2007, primarily due to weak market conditions in which DRAM device pricing fell below semiconductor manufacturers’ cash costs. Given the current price of DRAM devices, our customers that manufacture DRAM devices took certain actions, including decisions to delay test capacity expansions and ramping of devices such as DDR3, to focus on improving test efficiency at existing nodes and to delay the transition to the next technology node.

Revenues from sales to flash memory device manufacturers was flat in the first three months of fiscal 2008 compared to the first three months of fiscal 2007, mainly due to a slowness in one NOR Flash device customer’s buying patterns.

Revenues from manufacturers of logic devices decreased primarily due to delayed production ramp of a key customer’s ongoing transition to advanced technology nodes in both chipset application and high performance flip chip microprocessors which are used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended
	March 29,	% of	March 31,	% of
	2008	Revenues	2007	Revenues
	(In thousands, except percentages)
Japan	$30,202	46.0%	$28,091	27.5%
Asia Pacific (excluding Japan)	19,871	30.2	35,011	34.2
North America	11,741	17.9	27,380	26.8
Europe	3,889	5.9	11,789	11.5
Total revenues	$65,703	100.0%	$102,271	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues.

The increase in Japan sales of our revenues for the three months ended March 29, 2008 as compared to the same period in the prior year was primarily due to increased sales of our NOR Flash and FCRAM product, which was largely offset by our weaker DRAM business. The decrease in Asia Pacific for the three months ended March 29, 2008 as compared to the same period in the prior year was primarily due to the decrease in our DRAM product sales in the region. The decrease in revenues in North America for the three months ended March 29, 2008 compared to the same period in the prior year was primarily driven by decreased demand for our NAND Flash and Flash PC products related to product transitions.  Revenue in Europe decreased for the three months ended March 29, 2008 primarily due to the decreased demand for our Commodity and Specialty DRAM products partially offset by increased demand for our Logic products in this region.

The following customers accounted for more than 10% of our revenues for the three months ended March 29, 2008 and March 31, 2007:

	Three Months Ended
	March 29,		March 31,
	2008		2007
Elpida Memory	24.7%		19.0%
Spansion	17.2			*
Intel Corporation	12.6		11.6
Hynix Semiconductor	10.6		14.3
Qimonda		*	11.3

* Less than 10% of revenues.

Gross Margin

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Gross margin	$12,572	$54,283
% of revenues	19.1%	53.1%

Gross margin decreased for the three months ended March 29, 2008 compared with the three months ended March 31, 2007 due to decreased volumes and revenues and a product mix shift that led to higher production costs.  Additionally, gross margins were negatively impacted by an increase in warranty cost arising from higher return rate from certain products.  Further gross margin erosion resulted from an increase in inventory write-downs, which was $7.2 million, or 11% of revenue as compared to $2.5 million, or 2.5% of revenue for the three months ending March 31, 2007.  The higher inventory write-downs were associated with deterioration in the DRAM memory segment.

Research and Development

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Research and development	$16,388	$14,102
% of revenues	24.9%	13.8%

Research and development expenses increased in absolute dollars for the three months ended March 29, 2008 as compared to the same period in the prior year primarily due to an increase in personnel costs, new technology, product development related costs and facility expansion. For the three months ended March 29, 2008, expenses related to new technology and product development increased $2.0 million, depreciation and facilities and information technology allocations increased $0.3 million due to new investment in R&D equipment and facilities expansion and personnel costs increased $0.2 million due to increased headcount. Stock-based compensation decreased by $0.2 million in the first three months of fiscal 2008 compared to the same period in fiscal 2007 primarily due to an increase in turnover which resulted in a higher forfeiture rate used to calculate stock-based compensation expense. We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Selling, general and administrative	$22,658	$22,928
% of revenues	34.4%	22.4%

Selling, general and administrative expenses decreased in absolute dollars for the three months ended March 29, 2008 compared to the same periods in the prior year primarily due to a decrease in expenses related to personnel costs. For the three months ended March 29, 2008 personnel related costs decreased by approximately $0.2 million primarily due to the suspension of the key employee bonus plan and profit sharing, while combined outside legal services incurred for protecting our intellectual property portfolio, tax services and other expenses increased by approximately $1.4 million. In addition, stock-based compensation expense also decreased $1.4 million for the three months ended March 29, 2008 primarily due to an increase in turnover which resulted a in higher forfeiture rate used to calculate stock-based compensation expense.

Restructuring Charge

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Restructuring charge	$5,320	$—
% of revenues	8.1%	—%

In the first quarter of fiscal 2008, in order to better align the company with the market environment, we implemented a cost reduction plan that included reducing our global workforce.  We recorded a $5.3 million restructuring charge as a result of the plan which consisted primarily of involuntary employee termination and benefits costs and facility impairment charges related to vacating a manufacturing building in Livermore California. We anticipate that substantially all of the employee related charges will be paid by the end of the second quarter of fiscal 2008 and expect to realize a quarterly cost savings of approximately $4.0 million as a result of the reduced employee related expenses.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Interest income	$4,875	$5,444
% of revenue	7.4%	5.3%

Other income (expense)	$793	$(119)
% of revenues	1.2%	(0.1)%

The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower interest rates for the three months ended March 29, 2008 as compared to the first three months ended March 31, 2007. Cash, cash equivalents, restricted cash and marketable securities increased to $558.0 million at March 29, 2008 compared to $507.8 million at March 31, 2007. Other income for the three months ended March 29, 2008 and March 31, 2007 was mainly comprised of foreign currency gains and losses primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	March 29,	March 31,
	2008	2007
	(In thousands)
Provision (benefit) for income taxes	$(8,165)	$7,367
Effective tax rate	(31.2)%	32.6%

Our effective tax rate was 31.2% and 32.6% for the three months ended March 29, 2008 and March 31, 2007, respectively.  The effective tax rate for the three months ended March 29, 2008 is a benefit compared to a provision for the same period in the prior year primarily due to a projected pretax loss in the U.S.  We believe that our Company’s expected U.S. loss is fully realizable based on sufficient amounts of taxes paid in prior years for which the Company may file carryback refund claims.  We also expect to incur a pre-tax loss in Singapore for which no tax benefit is recognized, which will reduce the expected consolidated benefit below the U.S. statutory rate.

Liquidity and Capital Resources

As of March 29, 2008, we had $555.7 million in cash, cash equivalents and marketable securities compared to $570.0 million as of December 29, 2007.

Net cash used in operating activities was $5.6 million for the three months ended March 29, 2008 compared to net cash provided by operating activities of $6.0 million for the three months ended March 31, 2007.  Net cash used for operating activities was driven by the operating loss incurred during the three months ended March 29, 2008.  The use of cash also was the result of increases in inventory and a significant decrease in accounts payable and accrued liabilites offset by a decrease in accounts receivable. Non-cash items, primarily depreciation and amortization expense, deferred income taxes, stock-based compensation, and reserves for excess and obsolete inventory also contributed to the use of cash in operating activities.

Accounts receivable decreased $12.3 million for the three months ended March 29, 2008 compared with an increase of $18.7 million for the three months ended March 31, 2007. The decrease in accounts receivable was driven by the lower revenues for the three months ended March 29, 2008. Our days sales outstanding from receivables, or DSO, was 61 days at March 29, 2008 compared to 43 days at March 31, 2007, respectively.  The increase in DSO is primarily due to the significant decrease and relative linearity in revenue for the three months ended March 29, 2008 combined with the increased mix of customers with longer standard payment terms.

Cash flows used for inventories were $2.9 million and $5.8 million for the three months ended March 29, 2008 and March 31, 2007, respectively. The cash flows used for inventories in the first quarter of fiscal 2008 was the result of raw material purchases based on the expected demand for our products.

Accrued liabilities and accounts payable balance decreases contributed to a $10.6 million use of operating cash for the three months ended March 29, 2008.  The decrease in accounts payable was driven by the Company’s efforts to control costs during the period and the decrease in accrued liabilities was due primarily to the payout of the fiscal 2007 employee performance bonuses, profit-sharing, and reduced income tax payable offset by an increase for the restructuring accrual.

Net cash provided by investing activities was $87.7 million for the three months ended March 29, 2008 compared with net cash used in investing activities of $33.8 million for the three months ended March 31, 2007.  Capital expenditures were $11.3 million for the three months ended March 29, 2008 and $14.1 million for the three months ended March 31, 2007. Cash used in the acquisition of property and equipment resulted primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology. In addition, the liquidation of a significant portion of the investments in municipal bonds, contributed to net cash provided by investing activities for the three months ended March 29, 2008.

Net cash provided by financing activities was $3.3 million for the three months ended March 29, 2008 compared with $21.4 million for the three months ended March 31, 2007. Net cash provided by financing activities for the three months ended March 29, 2008 was primarily attributable to $0.2 million of net proceeds from the exercise of stock options and $3.1 million received from the January 2008 purchases under the Company’s 2002 Employee Stock Purchase Plan or ESPP.  Net cash provided by financing activities for the three months ended March 31, 2007 was attributable to $13.2 million of net proceeds from the exercise of stock options and $3.1 million received from ESPP purchases. Tax benefits related to the exercise of stock options during the three months ended March 29, 2008 were $26,000 compared to $5.1 million for the three months ended March 31, 2007 due to significant decrease in stock option activity.

We believe that we will be able to satisfy our working capital requirements for the next twelve months through cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities.  Although we believe that we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those planned.  We anticipate that the amount of capital we will need in the future will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the cost of increasing manufacturing capacity to meet projected demand, including our current global expansion plans and the requirements of any potential investments in, or acquisitions of, complementary businesses, products or technologies that we may enter into in the future.  Depending upon our future capital requirements, we may seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 29, 2008 we are not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP is intended to improve the consistency between the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations”. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are is currently assessing the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows as we did not elect the fair value measurement option for any additional financial instruments or other items.

Effective December 30, 2007, we adopted SFAS No. 157, “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

•                 Level 1 - Quoted prices in active markets for identical assets or liabilities.

•                 Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                 Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on our consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. government securities, U.S. government sponsored enterprises, municipal bonds and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. If overall interest rates had fallen by 10% in the first fiscal quarter of 2008, our as reported interest income would have declined approximately $1.6 million, assuming consistent investment levels.

As of March 29, 2008, all of our investments were in money market accounts, municipal bonds, U.S. government sponsored enterprises and U.S. government securities.

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. The Company recognized net gain of $0.3 million for the quarter ended March 29, 2008, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our financial statements under other expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of March 29, 2008 in connection with the filing of this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2008, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting existed as of March 29, 2008. We did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, we did not maintain effective controls to ensure that the estimation process to value inventory complied with our company’s accounting policies. This control deficiency resulted in the restatement of our annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007 and audit adjustments to our annual financial statements for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of our financial statements that would not be prevented or detected.

Notwithstanding the material weakness, our company’s financial statements in this Form 10-Q fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management’s Plan for Remediation

We are making progress on the implementation of our management’s plan to remediate the material weakness. The remediation plan addresses the design of controls and revision of procedures regarding inventory valuation and includes:

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

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated  our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the first quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the first quarter of fiscal 2008.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 11 - Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2007 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We disclosed the risk factors below in our Annual Report on Form 10-K for the year ended December 29, 2007. We have updated certain of these risk factors and provided an additional risk factor to reflect changes and events in the first quarter of fiscal 2008 as set forth below.

Cyclicality in the semiconductor industry historically has affected our sales and may do so in the future, and as a result we would experience reduced revenues or operating results.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the first quarter of fiscal 2008 declined by 45.5% compared to our revenues for the fourth quarter of fiscal 2007. By way of further example, we expect our revenues to be substantially lower in the second quarter of fiscal 2008 compared to the first quarter of fiscal 2008 due in significant part to deteriorating semiconductor market conditions, particularly in the DRAM segment, and we cannot provide any assurance when semiconductor market conditions will improve. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers’ costs related to semiconductor devices approaches or exceeds the sales price of the devices. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may decline and cause us to experience operating losses.

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we experience a downturn in demand for our products, our revenues could decline.

We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other logic devices. For the three months ended March 29, 2008 and for fiscal year 2007, sales to manufacturers of DRAM devices accounted for 61.2% and 70.9%, respectively, of our revenues, sales to manufacturers of flash memory devices accounted for 24.7% and 19.2%, respectively, of our revenues, and sales to manufacturers of logic devices accounted for 14.2% and 9.8%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers’ requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with flash memory manufacturers. We also need to successfully qualify and deliver our DRAM and flash wafer probe card products incorporating our Harmony architecture. While we have successfully qualified and delivered certain Harmony-based wafer probe cards which are being used by some of our customers in commercial volume during the fabrication of semiconductor devices, and reduced manufacturing lead times, this does not necessarily mean that we have solved all manufacturing issues for all designs of our Harmony-based products. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters into another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Four customers accounted for 65.1% of our revenues in the first three months of fiscal 2008, and four customers accounted for 63.0% of our revenues in fiscal year 2007. In first three months of fiscal 2008 and for fiscal year 2007, our ten largest customers accounted for 87.1% and 90.7%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations or deferrals could result from a downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base, lead to lost or delayed sales and reduced demand for our wafer probe cards and result in pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

If we do not efficiently implement changes to our business execution structure, our business could continue to decline.

After having gone through an extended period of rapid growth and expansion over the last several years, our main focus has been on growing capacity and meeting customer mission-critical needs.  During the current downturn within the semiconductor industry, in general, and in our industry, in particular, we will focus on reengineering our execution structure to better position us for long-term, profitable growth. Our business could decline and we might not succeed if we do not successfully and efficiently implement appropriate changes to our business execution structure, including placing more decision-making on resources in geographic territories close to our customers, changing our manufacturing structure for shorter cycle time and improved customer responsiveness, and restructuring our research and development group.

If we do not effectively manage our growth and other changes in our business, our business might not succeed.

Our rapid growth in recent years has placed significant demands on our management team, information systems and design, applications and manufacturing infrastructure. Our ability to continue to grow successfully and to proactively manage other changes in our business, including deteriorating semiconductor market conditions and other market challenges, requires an effective planning, implementation and management process. We must continue to improve and expand our controls, systems and infrastructure in a timely and efficient manner, and execute measures for enabling operational efficiencies, increasing productivity and supporting growth. For example, we recently announced a global cost reduction plan to bring our operations and expenses in line with the current market environment. However, the resources for managing our business and its challenges may not be available when we need them, or we may not address our company’s challenges adequately or in a timely manner, which would limit our growth. Our controls, systems and infrastructure might not be adequate to support a growing public company and our global design and manufacturing plan. For example, if we do not implement scalable information technology systems and continue to improve our manufacturing processes in a timely manner, we may not be able to upgrade our accounting and internal control systems, and maintain or expand our current manufacturing capacity, improve our manufacturing yields, reduce manufacturing cycle times and expand our design, applications and service center capabilities globally, which could, in turn, have a negative impact on our operating results. In addition, if our plans to grow our business involve the acquisition of businesses, we will need to invest the necessary resources, and to improve our corporate systems and infrastructure in order to enable the successful integration of any acquired businesses. If our management fails to effectively manage our growth or respond to changes in our business, our business might not succeed.

Because we conduct most of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 82.1% and 82.2%, respectively, for the three months ended March 29, 2008 and for fiscal year 2007, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business only in the United States. These risks and challenges include:

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

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	1/7/08	000-50307

10.02+	Employment Offer Letter dated March 1, 2008 to Jean Bernard Vernet	8-K	3/31/08	000-50307

10.03+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	3/26/08	000-50307

10.04+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	4/21/08	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

FORMFACTOR, INC.

	By:	/s/ JEAN B. VERNET

Jean B. Vernet
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

May 8, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	1/7/08	000-50307

10.02+	Employment Offer Letter dated March 1, 2008 to Jean Bernard Vernet	8-K	3/31/08	000-50307

10.03+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	3/26/08	000-50307

10.04+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	4/21/08	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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