Form 10-Q
period 2008-06-28
FORMFACTOR INC
filed 2008-08-07
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

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

As of July 26, 2008, 48,871,994 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 28,
	2008	2007	2008	2007
Revenues	$52,013	$114,124	$117,716	$216,395
Cost of revenues	40,912	49,966	94,043	97,954
Gross margin	11,101	64,158	23,673	118,441
Operating expenses:
Research and development	15,821	14,384	32,209	28,485
Selling, general and administrative	22,705	23,056	45,363	45,984
Restructuring charges	3,223	—	8,543	—
Total operating expenses	41,749	37,440	86,115	74,469
Operating income (loss)	(30,648)	26,718	(62,442)	43,972
Interest income	3,128	5,557	8,003	11,001
Other income (expense)	(652)	(61)	141	(181)
Income (loss) before income taxes	(28,172)	32,214	(54,298)	54,792
Provision (benefit) for income taxes	(9,513)	11,109	(17,678)	18,476
Net income (loss)	$(18,659)	$21,105	$(36,620)	$36,316
Net income (loss) per share:
Basic	$(0.38)	$0.44	$(0.75)	$0.76
Diluted	$(0.38)	$0.43	$(0.75)	$0.74
Weighted-average number of shares used in per share calculations:
Basic	48,835	47,893	48,789	47,639
Diluted	48,835	49,516	48,789	49,289

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

(Unaudited)

	June 28,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$427,176	$315,232
Marketable securities	115,559	254,814
Accounts receivable, net	45,555	69,486
Inventories	24,718	29,309
Deferred tax assets	18,492	17,995
Refundable income taxes	18,231	2,043
Prepaid expenses and other current assets	12,841	13,461
Total current assets	662,572	702,340
Restricted cash	2,250	2,250
Property and equipment, net	126,205	130,882
Deferred tax assets	13,575	10,038
Other assets	9,587	9,812
Total assets	$814,189	$855,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,626	$42,893
Accrued liabilities	20,115	30,029
Income tax payable	225	1,328
Deferred revenue and customer advances	7,807	5,535
Deferred rent	458	462
Total current liabilities	59,231	80,247
Long-term income tax payable	13,089	12,248
Deferred rent and other liabilities	5,800	5,877
Total liabilities	78,120	98,372
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 48,871,994 and 48,642,258 shares issued and outstanding at June 28, 2008 and December 29, 2007, respectively	49	49
Additional paid-in capital	589,901	573,553
Accumulated other comprehensive income	320	929
Retained earnings	145,799	182,419
Total stockholders’ equity:	736,069	756,950
Total liabilities and stockholders’ equity	$814,189	$855,322

The accompanying notes are an integral part of these condensed consolidated financial statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(36,620)	$36,316
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,776	12,616
Stock-based compensation expense	12,811	13,840
Deferred income taxes	(2,653)	(2,277)
Excess tax benefits from equity based compensation plans	(127)	(5,470)
Provision for excess and obsolete inventories	11,846	5,234
Loss on disposal and impairment of property and equipment	982	283
Changes in assets and liabilities:
Accounts receivable	23,938	(24,004)
Inventories	(7,391)	(16,689)
Prepaid expenses and other current assets	1,911	(2,227)
Refundable income taxes	(16,062)	—
Other assets	224	(499)
Accounts payable	(5,327)	9,625
Accrued liabilities	(8,735)	(2,491)
Income taxes payable	(895)	16,546
Deferred rent	(195)	102
Deferred revenues and customer advances	2,266	(902)
Net cash provided by (used in) operating activities	(8,251)	40,003
Cash flows from investing activities:
Acquisition of property and equipment	(20,772)	(30,641)
Purchase of marketable securities	(163,568)	(120,192)
Proceeds from maturities and sales of marketable securities	301,141	87,718
Net cash provided by (used in) investing activities	116,801	(63,115)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,453	20,112
Excess tax benefits from equity based compensation plans	127	5,470
Net cash provided by financing activities	3,580	25,582
Effect of exchange rate changes on cash and cash equivalents	(186)	9
Net increase (decrease) in cash and cash equivalents	111,944	2,479
Cash and cash equivalents, beginning of the period	315,232	284,131
Cash and cash equivalents, end of the period	$427,176	$286,610
Supplemental disclosure of significant non-cash investing activities:

Purchases of property and equipment through accounts payable and accrued liabilities	$(9,153)	$142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and six months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008, and with the interim financial statements and notes included in the Company’s Report on Form 10-Q for the period ended March 29, 2008.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the Saturday nearest December 31. Fiscal year 2008 will end on December 27, 2008, and will consist of 52 weeks.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. As described in Note 4, the Company adopted certain provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as of the first day of the first quarter of fiscal 2008.

Note 3 — Restructuring Charges

Fiscal 2008 Quarter 1 Cost Reduction Plan

On February 5, 2008, the Company announced a cost reduction plan that included reducing its global workforce. The worldwide reduction in workforce involved approximately 114 employees, or 14% of the headcount prior to the reduction.  The plan was designed to restructure the Company to better align with the market environment.  The majority of the activities comprising the quarter 1 cost reduction plan were completed by the end of the first quarter of fiscal 2008 and consisted primarily of global workforce reductions and property and equipment impairments. During the three months ended March 29, 2008 the Company recorded a charge of $5.3 million related to the quarter 1 cost reduction plan. In addition, the Company and Jorge L. Titinger, its former Senior Vice President, Product Business Group, mutually agreed to eliminate Mr. Titinger’s position as part of the Company’s quarter 1 restructuring activities in light of market and business conditions. In connection with his departure, at March 29, 2008, the Company recorded charges of approximately $613,000, consisting primarily of a severance payment of $204,000 and approximately $287,000 in stock-based compensation resulting from the accelerated vesting of a portion of his unvested restricted stock units representing an aggregate of 18,680 shares. These charges were recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

During the three months ended June 28, 2008, the Company paid approximately $2.3 million related to accrued severance, benefits and other costs.  Additionally, the Company recognized a reduction of $345,000 as adjustments to costs previously accrued for the quarter 1 cost reduction plan.  These charges are recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

Fiscal 2008 Quarter 2 Cost Reduction Plan

On April 8, 2008, the Company announced its commitment to implement a second global cost reduction plan that included reducing its global workforce by approximately 12%, with reductions primarily coming from the Company’s North America operations. The plan also included the consolidation of a facility in Livermore, California. The plan was designed to restructure the Company to better align with the market environment. A substantial portion of the activities comprising the quarter 2 cost reduction plan was completed by the end of the second quarter of fiscal 2008 with the remaining activities to be completed in the third quarter of fiscal 2008.

During the three months ended June 28, 2008, the Company recorded a charge of approximately $3.6 million related to the quarter 2 cost reduction plan which includes approximately $328,708 associated with the facility consolidation. The Company paid approximately $2.8 million related to accrued severance, benefits and other costs and $88,302 related to the facility consolidation. These charges are recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

The following table summarizes the activities related to both cost reduction plans as of June 28, 2008 (in thousands):

	Fiscal 2008 Restructuring
	Quarter 1 Cost Reduction Plan		Quarter 2 Cost Reduction Plan
	Employee	Property	Employee	Contract
	Severance and	and Equipment	Severance and	Termination and
	Benefits	Impairment	Benefits	Other	Total
Accrual at December 29, 2007	$—	$—	$—	$—	$—
Restructuring charges	4,680	640	—	—	5,320
Cash payments	(1,508)	—	—	—	(1,508)
Non-cash settlements	(477)	(640)	—	—	(1,117)
Accrual at March 29, 2008	$2,695	$—	$—	$—	$2,695
Restructuring charges (reversals)	(345)	—	3,239	329	3,223
Cash payments	(2,277)	—	(2,781)	(88)	(5,146)
Non-cash settlements	—	—	(173)	—	(173)
Accrual at June 28, 2008	$73	$—	$285	$241	$599

The charges above have been reflected separately as restructuring in the Condensed Consolidated Statements of Operations. The remaining accrual, as of June 28, 2008 relates to severance benefits and other costs associated with the facility consolidation which will be paid within the next twelve months. As such, the restructuring accrual is recorded as a current liability within accrued liabilities in the Condensed Consolidated Balance Sheets.

Note 4 — Fair Value

Effective December 30, 2007, the Company adopted SFAS No. 157, “Fair Value Measurements.” In February 2008, FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

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

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, U. S. government sponsored enterprise securities or agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 28, 2008:

	Level 1	Level 2	Total
	(In thousands)
Cash Equivalents
Money Market funds	$366,991	$—	$366,991
Marketable Securities
U. S. Government securities	—	26,677	26,677
Municipal bonds	—	33,584	33,584
Agency securities	—	55,298	55,298
Total Cash Equivalents and Marketable Securities	$366,991	$115,559	$482,550

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

Inventories consisted of the following:

	June 28,	December 29,
	2008	2007
	(In thousands)
Raw materials	$6,124	$12,442
Work-in-progress	11,458	12,971
Finished goods	7,136	3,896
	$24,718	$29,309

Note 6 — Warranty

The Company offers warranties on its products, other than certain evaluation and early adopter products that are not offered with warranty, and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statements of Operations as a cost of revenues. A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities in the Condensed Consolidated Balance Sheets) for the three and six months ended June 28, 2008 and June 30, 2007, respectively, follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Warranty accrual beginning balance	$2,303	$822	$1,383	$778
Accrual for warranties issued during the period	648	1,795	2,488	2,634
Settlements made during the period	(1,471)	(1,477)	(2,391)	(2,272)
Warranty accrual ending balance	$1,480	$1,140	$1,480	$1,140

Note 7 — Stock-Based Compensation

The Company recorded stock-based compensation for the three and six months ended June 28, 2008 and June 30, 2007 as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Stock-based compensation expense by type of award:
Employee stock options (1) (2)	$5,343	$5,844	$9,567	$11,439
Employee stock purchase plan	689	713	1,821	1,603
Restricted stock units (3) (4)	694	32	1,282	848
Net change in amounts capitalized as inventory	(32)	(127)	141	(50)
Total stock-based compensation	6,694	6,462	12,811	13,840
Tax effect on stock-based compensation	(2,210)	(2,049)	(3,830)	(4,633)
Effect on net income (loss)	$4,484	$4,413	$8,981	$9,207

(1)

The six months ended June 28, 2008 includes approximately $256,000 in net stock-based compensation benefit resulting from the modification and acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his separation agreement and general release.

(2)

The six months ended June 30, 2007 includes approximately $575,000 in stock-based compensation resulting from the accelerated vesting of a portion of the Company’s former President’s stock options in conjunction with his separation agreement and general release.

(3)

The six months ended June 28, 2008 includes approximately $287,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s former Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release (See Note 3 – Restructuring Charges.)

(4)

The six months ended June 30, 2007 includes approximately $798,000 in incremental stock-based compensation resulting from the acceleration of the Company’s former President’s remaining unvested restricted stock units in conjunction with his separation agreement and general release.

Equity Incentive Plans

The Company has four equity incentive plans: 1996 Stock Option Plan, Incentive Option Plan and Management Incentive Option Plan (collectively, the “Prior Plans”), and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. Upon the effectiveness of the 2002 Plan, the Company ceased granting any equity awards under the Prior Plans, although forfeited Prior Plan shares are transferred to the 2002 Plan.

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model for stock options for the three and six months ended June 28, 2008 and June 30, 2007, respectively:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	53.5%	44.0%	53.3%	44.3%
Risk-free interest rate	2.64%	4.63%	2.99%	4.63%
Expected term (in years)	4.75	4.70	4.75	4.71

Stock option activity under the Prior Plans and the 2002 Plan during the six months ended June 28, 2008 is set forth below:

	Shares	Options	Weighted Average
	Available	Outstanding	Exercise Price
Balances, December 29, 2007	4,930,527	6,611,496	$29.18
Additional shares reserved	2,432,112	—	—
Options granted	(846,010)	846,010	21.81
Awards granted	(603,240)	—	—
Options exercised	—	(65,299)	7.66
Options cancelled:
Forfeited	582,675	(582,675)	36.01
Awards cancelled	34,720	—	—
Balances, June 28, 2008	6,530,784	6,809,532	$27.89

Restricted Stock Units

Restricted stock units are converted into shares of the Company’s common stock upon release on a one-for-one basis. The vesting of restricted stock units is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of the grant, and compensation cost is recognized over the vesting period. Restricted stock units generally vest over four years.

Activity of the restricted stock units under the 2002 Plan during the six months ended June 28, 2008 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 29, 2007	22,150	$32.76
Awards Granted	603,240	20.54
Awards Released	(27,180)	30.27
Awards Cancelled	(34,720)	19.36
Restricted stock units at June 28, 2008	563,490	$20.21

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock, subject to certain limitations. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Until February 1, 2007, each offering period was generally two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31st of the subsequent calendar year, and a six month fixed offering period commencing on August1st of each calendar year and ending on January 31st of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the six months ended June 28, 2008 and June 30, 2007, 150,410 shares and 122,523 shares, respectively, were issued under the ESPP. As of June 28, 2008, the Company had $0.7 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.5 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

Note 8 — Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Basic net income (loss) per share
Numerator:
Net income (loss)	$(18,659)	$21,105	$(36,620)	$36,316
Denominator:
Weighted-average common stock outstanding	48,835	47,893	48,789	47,639
Diluted net income (loss) per share
Numerator:
Net income (loss)	$(18,659)	$21,105	$(36,620)	$36,316
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	48,835	47,893	48,789	47,639
Add: Dilutive potential common shares used in computing diluted net income (loss) per share	—	1,623	—	1,650
Weighted-average number of shares used in computing diluted net income (loss) per share	48,835	49,516	48,789	49,289

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Options to purchase common stock	7,021	2,531	6,981	2,205
Restricted Stock Units	577	—	424	—
Employee Stock Purchase Plan	1,536	—	913	—
Total potentially dilutive securities	9,134	2,531	8,318	2,205

Note 9 — Income Taxes

Under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”, the Company classifies interest and penalties related to uncertain tax positions as part of income tax expense. The Company recognized interest expense of $134,000 and $249,000 for the three and six months ended June 28, 2008 and June 30, 2007, respectively. As of June 28, 2008, the Company had approximately $1,079,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and non-U.S tax authorities which might result in proposed assessments. The Company estimates for the potential outcome for any uncertain tax issue is judgmental in nature. However, the Company believes that it has adequately provided for any reasonably foreseeable outcome related to those matters. The Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 28, 2008, changes to the Company’s uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on the Company’s financial position or results of operations.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S states and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Company is currently under examination by the U. S. Internal Revenue Service for fiscal years 2004, 2005 and 2006 and the State of California Franchise Tax Board for fiscal years 2004 and 2005.

The Company intends to file a carryback claim for its projected 2008 net operating loss. The expected tax benefits of this carryback claim are reported as Refundable Income Taxes in the Condensed Consolidated Balance Sheets.

Note 10 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. The Company received two notices of violation in fiscal 2007 and one notice of violation in the first quarter of fiscal 2008 from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, the Company promptly investigated the violation, took appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. The Company implemented additional waste water treatment capability in consultation with the City of Livermore, and purchased additional waste water discharge capacity, which the Company required as a result of its increased manufacturing capacity, through the City of Livermore. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of June 28, 2008.

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

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended June 28, 2008, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

Patent Litigation

The Company has initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively “Micronics Japan”.  In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards — U.S. Patent Nos. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly,” 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,624,648, entitled “Probe Card Assembly” and 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” In 2006, the Company also filed an amended complaint in the same Oregon district court that adds two additional patents to the litigation — U.S. Patent Nos. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements” and 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” Phicom answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents.  Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,624,648, entitled “Probe Card Assembly” and 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements.” Micronics Japan answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Micronics Japan is infringing those patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint that the Company filed with the United States International Trade Commission, which is described below.

On or about November 13, 2007, the Company filed a complaint with the United States International Trade Commission, or ITC, seeking institution of a formal investigation by the ITC into the activities of Micronics Japan and Phicom. The requested investigation encompasses U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” 6,624,648, entitled “Probe Card Assembly,” 7,168,162, entitled “Method of Manufacturing a Probe Card” and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate,” and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. In the ITC complaint, the Company alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by the Company, and requests a permanent exclusion order banning importation into the United States of infringing products and certain downstream products.

On or about December 13, 2007, the ITC provided public notice that it voted to institute an investigation of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices. The products at issue in this investigation are probe card assemblies, which are used to test semiconductor devices that have been fabricated on silicon wafers, memory chips that have been so tested, and products containing such chips.

The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. On August 6, 2008, the Honorable Charles E. Bullock set the hearing date to January 7, 2009, and the initial determination due date to April 18, 2009. The target date for the ITC’S final determination is August 18, 2009. ITC remedial orders in Section 337 investigations are effective when issued and become final 60 days after issuance, subject to Presidential review.

In addition to the United States litigations, the Company also initiated actions in Seoul, Korea against Phicom. In 2004 the Company filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly” and 399,210, entitled “Probe Card Assembly;” as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457 and seeking injunctive relief. These actions are all pending, except that in April 2008, the Seoul Southern District Court dismissed the Company’s complaint as it related to Korean Patent Nos. 252,457 and 324,064, and in July 2008, the Seoul Central District Court dismissed the Company’s complaint related to Korean Patent No. 252,457. The Company has appealed the dismissals to the Korea High Courts, and did not appeal the judgment on the denial of its injunctive relief request.

In response to the Company’s initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul District Court infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005 the Korea Patent Court issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210.  In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210. In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and invalidated certain claims of the Company’s Korean Patent No. 252,457.

Additionally, one or more third parties have initiated challenges in the U.S. and foreign patent offices against other of the Company’s patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office against certain of the Company’s U.S. Patents that are at issue in the ITC investigation, and proceedings in Korea against two of the Company’s Korean patents and proceedings filed in Taiwan against four of the Company’s Taiwan patents.

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of June 28, 2008. The Company will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its current officers, including one officer who is a director, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claim violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs.  On or about July 25, 2008, the court granted the Company’s motion to dismiss the Consolidated Amended Complaint, and set a deadline of August 22, 2008 by which the designated lead plaintiffs could file an amended complaint.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of June 28, 2008.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its directors and officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros,

Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is expected to be filed in mid September 2008.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of June 28, 2008.

The Company believes that the factual allegations and circumstances underlying the legal proceedings in this Note 10 filed against the Company are without merit. The Company also believes that it does not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible the Company will incur significant, and possibly material, attorneys’ fees, which may not be covered by its insurance policies. These legal proceedings may also divert the Company’s management’s time and attention away from business operations, which could prove to be disruptive to the Company’s business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds our insurance coverage, could individually or in the aggregate adversely impact the Company’s financial condition, liquidity or results of operations.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, the type of claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s Condensed Consolidated Balance Sheets as of June 28, 2008.

Note 11 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)		(In thousands)
Net income (loss)	$(18,659)	$21,105	$(36,620)	$36,316
Change in unrealized gain on marketable securities	(571)	(534)	(835)	(437)
Cumulative translation adjustments	(554)	(66)	226	(63)
Comprehensive income (loss)	$(19,784)	$20,505	$(37,229)	$35,816

Components of accumulated other comprehensive income (loss) was as follows:

	June 28,	December 29,
	2008	2007
	(In thousands)
Unrealized gain on marketable securities	$(3)	$832
Foreign currency translation adjustments	323	97
Accumulated other comprehensive income	$320	$929

Note 12 — Derivative Financial Instruments

We use derivative instruments to manage our exposure to foreign currencies. As of June 28, 2008, we had three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of June 28, 2008:

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
	(In thousands)
Japanese Yen	3,039,575	$28,670
Taiwan Dollar	36,045	1,186
Korean Won	832,300	795
Total USD notional amount of outstanding foreign exchange contracts		$30,651

The contracts were entered into on June 27, 2008 and matured on July 25, 2008. No gain or loss relating to the outstanding derivative contracts was recorded as of June 28, 2008.

Note 13 — Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of the adoption of SFAS No. 161 on its consolidated financial statements.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

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

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first six months of fiscal 2008 and 2007. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs would be required. Once established, the original cost of our inventory less the related inventory valuation adjustments represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

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

Restructuring Charges.  Restructuring charges includes expenses related to employee termination severance pay and benefits and property and equipment impairment charges incurred as part of our previously announced, global cost reduction plans.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.7	43.8	79.9	45.3
Gross margin	21.3	56.2	20.1	54.7
Operating expenses:
Research and development	30.4	12.6	27.4	13.2
Selling, general and administrative	43.7	20.2	38.4	21.2
Restructuring charge	6.2	—	7.3	—
Total operating expenses	80.3	32.8	73.1	34.4
Operating income (loss)	(59.0)	23.4	(53.0)	20.3
Interest income	6.0	4.9	6.8	5.1
Other income (expense)	(1.3)	(0.1)	0.1	(0.1)
Income (loss) before income taxes	(54.3)	28.2	(46.1)	25.3
Provision (benefit) for income taxes	(18.3)	9.7	(15.0)	8.5
Net income (loss)	(36.0)%	18.5%	(31.1)%	16.8%

Three and Six Months Ended June 28, 2008 and June 30, 2007

Revenues

	Three Months Ended			Six Months Ended
	June 28, 2008	June 30, 2007	% Change	June 28, 2008	June 30, 2007	% Change
	(in thousands, except percentages)
Revenues by Market:
DRAM	$31,721	$80,120	(60.4)%	$71,896	$155,608	(53.8)%
Flash	11,519	20,171	(42.9)	27,737	36,872	(24.8)
Logic	8,773	13,833	(36.6)	18,083	23,915	(24.4)
Total revenues	$52,013	$114,124	(54.4)%	$117,716	$216,395	(45.6)%

Revenues in the three months ended June 28, 2008 decreased 54.4%, or $62.1 million, to $52.0 million from $114.1 million in the comparable period a year ago.  Revenues for the six months ended June 28, 2008 decreased 45.6%, or $98.7 million, to $117.7 million from $216.4 million in the comparable period a year ago.  The decrease in revenue for the three months and six months ended June 28, 2008 is primarily due to weak demand for our advanced wafer probe cards caused by the continued downturn in the semiconductor market, particularly in the DRAM market. For certain of our products we also experienced certain pricing pressure in light of the availability of competitive products, which also contributed to the decrease in revenues.

Our revenues for the three and six months ended June 28, 2008 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the three and six months ended June 28, 2008 decreased significantly compared to the comparable period a year ago, primarily due to weak market conditions in which DRAM device pricing fell below the industry average of semiconductor manufacturers’ cash costs. Given the current price of DRAM devices, our customers that manufacture DRAM devices took certain actions, including decisions to delay test capacity expansions and ramping of key devices. We also experienced market share reduction due to challenges in the introduction of our Harmony architecture-based products, and pricing pressure on certain DRAM products due to the competitive environment.

Revenues from sales to Flash memory device manufacturers decreased significantly in the three months ended June 28, 2008 compared to the three months ended June 30, 2007 with the decrease, in terms of dollars, split almost equally between NAND and NOR Flash wafer probe cards.  Revenues from sales to Flash memory device manufacturers decreased in the six months ended June 28, 2008 compared to the comparable period a year ago. Market conditions for Flash memory devices weakened during the six months ended June 28, 2008 compared to the comparable period a year ago and, as a consequence, our customers that manufacture Flash memory devices took certain actions that impacted the demand for our products. The weakness in NOR Flash can be attributed to cash preservation on the part of certain key customers, pushing our production ramp of 65-nanometer into the fourth quarter of 2008. The weakness in NAND Flash can be attributed to slower sub 50-nanometers ramp by manufacturers due to an oversupply of NAND Flash devices and the consequent falling price of these devices. We also experienced market share reduction due to challenges in the introduction of our Harmony architecture-based products, and pricing pressure on certain Flash memory products due to the competitive environment.

Revenues from manufacturers of Logic devices decreased significantly in the three months ended June 28, 2008 compared to the comparable period a year ago primarily due to reduced demand for chipset applications. For the six months ended June 28, 2008, Logic devices revenue decreased but at a slower rate primarily due to delayed production ramp of a key customer’s ongoing transition to advanced technology nodes in both chipset application and high performance flip-chip microprocessors, which are used in personal computer, gaming and graphics applications.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated.

	Three Months Ended				Six Months Ended
	June 28,	% of	June 30,	% of	June 28,	% of	June 30,	% of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
	(In thousands, except percentages)				(In thousands, except percentages)
Japan	$23,206	44.6%	$49,129	43.0%	$53,407	45.3%	$77,220	35.7%
Asia Pacific	13,274	25.5	36,949	32.4	33,145	28.2	71,960	33.2
North America	13,467	25.9	23,865	20.9	25,208	21.4	51,245	23.7
Europe	2,066	4.0	4,181	3.7	5,956	5.1	15,970	7.4
Total revenues	$52,013	100.0%	$114,124	100.0%	$117,716	100.0%	$216,395	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues.

The decreases in Japan and Asia Pacific for the three and six months ended June 28, 2008 as compared to the same periods in the prior year was primarily due to the decrease in our DRAM product sales in the region. The decrease in revenues in North America for the three and six months ended June 28, 2008 compared to the same periods in the prior year was primarily driven by decreased demand for our Flash and Logic wafer probe cards.  Revenue in Europe decreased for the three and six months ended June 28, 2008 primarily due to the decreased demand for our Commodity and Specialty DRAM products in this region.

The following customers accounted for more than 10% of our revenues for the three and six months ended June 28, 2008 and June 30, 2007:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Elpida Memory	29.6%	29.8%	26.9%	24.7%
Spansion	12.5	12.4	15.1	*
Intel Corporation	17.4	13.4	14.7	12.6
Powerchip Semiconductor	*	11.7	*	*
Hynix Semiconductor	*	10.2	*	12.1

* Less than 10% of revenues.

Gross Margin

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gross margin	$11,101	$64,158	$23,673	$118,441
% of revenues	21.3%	56.2%	20.1%	54.7%

The decrease in gross margin for the three and six months ended June 28, 2008 as compared to the same periods in fiscal 2007 is primarily due to the decline in revenue combined with our fixed cost structure and secondly, increase in inventory write-downs due to weaker demand. Excess custom probe card inventory write-downs increased from $5.2 million or 2.4% of revenues in the six months ended June 30, 2007 to $11.8 million or 10% of revenues in the six months ended June 28, 2008, as a result of sudden changes in demand, overall decline in the market and the uncertainty regarding slope of market recovery. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Warranty expense decreased $1.1 million for the three months ended June 28, 2008 compared to the same period in the prior year due to lower sales volumes and lower experience charges, and is flat on a year to date basis. The portion of facility and overhead costs incurred in product development efforts increased $0.7 million for the six months ended June 28, 2008 versus same period in the prior year.

Research and Development

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Research and development	$15,821	$14,384	$32,209	$28,485
% of revenues	30.4%	12.6%	27.4%	13.2%

Research and development expenses increased in absolute dollars for the three and six months ended June 28, 2008 as compared to the same periods in the prior year primarily due to an increase in new technology, product development related costs and facility expansion offset by a decrease in personnel costs. For the three and six months ended June 28, 2008, expenses related to new technology and product development increased $1.5 million and $3.5 million, respectively, depreciation and facilities and information technology allocations increased $0.2 million and $0.5 million, respectively, due to new investment in research and development equipment and facilities expansion and personnel costs decreased $0.5 million and $0.3 million, respectively, due to newly implemented cost saving strategies. Stock-based compensation increased by $0.3 million for the three months ended June 28, 2008 and remained relatively flat for the six months ended June 28, 2008, compared to the same periods in fiscal 2007 primarily due to an increase in headcount offset by an increase in turnover which resulted in a higher forfeiture rate used to calculate stock-based compensation expense. We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended		Three Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Selling, general and administrative	$22,705	$23,056	$45,363	$45,984
% of revenues	43.7%	20.2%	38.4%	21.2%

Selling, general and administrative expenses decreased in absolute dollars for the three and six months ended June 28, 2008 compared to the same periods in the prior year primarily due to a decrease in expenses related to personnel costs. For the three and six months ended June 28, 2008, changes in the prior period for the personnel related costs decreased by approximately $1.5 million and $1.7 million, respectively, primarily due to the changes in the prior period for the key employee bonus plan and profit sharing plans, while outside legal services incurred for protecting our intellectual property portfolio, tax services and other expenses increased by approximately $1.1 million and $2.7 million, respectively. In addition, stock-based compensation expense also decreased $0.1 million and $1.6 million for the three and six months ended June 28, 2008, respectively, primarily due to an increase in turnover which resulted in a higher forfeiture rate used to calculate stock-based compensation expense and higher than normal forfeiture activity.

Restructuring Charges

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Restructuring charges	$3,223	$—	$8,543	$—
% of revenues	6.2%	—%	7.3%	—%

In both the first and second quarters of fiscal 2008, we implemented global cost reduction plans that included reducing our global workforce. We recorded $3.2 million and $8.5 million in restructuring charges in the three and six months ended June 28, 2008, respectively. Both plans consisted primarily of involuntary employee termination and benefit costs and facility impairment charges related to vacating buildings in Livermore, California. Substantially all of the employee related charges for the first quarter 2008 cost reduction plan were paid during the second quarter of fiscal 2008 and we expect that substantially all of the second quarter 2008 cost reduction plan will be paid by the end of the third quarter of fiscal 2008. We expect to realize a quarterly cost savings of approximately $7.0 million as a result of the reduced employee related expenses.

Interest Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Interest income	$3,128	$5,557	$8,003	$11,001
% of revenue	6.0%	4.9%	6.8%	5.1%

Other income (expense)	$(652)	$(61)	$141	$(181)
% of revenues	(1.3)%	(0.1)%	(0.1)%	(0.1)%

The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower interest rates for the three and six months ended June 28, 2008 as compared to the three and six months ended June 30, 2007. Seeking greater investment safety, we have re-allocated our investment securities from longer maturity, higher yield municipal securities to U.S. government and U.S. government sponsored enterprises shorter maturity securities. Cash, cash equivalents, restricted cash and marketable securities were $545.0 million at June 28, 2008 compared to $528.4 million at June 30, 2007. Other income for the three and six months ended June 28, 2008 and June 30, 2007 was mainly comprised of foreign currency gains and losses primarily related to Japanese Yen and realized gains related to the sale of investments.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	(In thousands)
Provision (benefit) for income taxes	$(9,513)	$11,109	$(17,678)	$18,476
Effective tax rate	(33.8)%	34.5%	(32.6)%	33.7%

Our effective tax rate was (33.8)% and (32.6)% for the three and six months ended June 28, 2008, respectively, and 34.5% and 33.7% for the three and six months ended June 30, 2007, respectively.  The effective tax rate for the three and six months ended June 28, 2008 is a benefit compared to a provision for the same period in the prior year primarily due to a projected pretax loss in the U.S.  We believe that our expected U.S. loss is fully realizable based on sufficient amounts of taxes paid in prior years for which we may file carryback refund claims.  We also expect to incur a pretax loss in Singapore for which no tax benefit is recognized, which will reduce the expected consolidated benefit below the U.S. statutory rate.

Liquidity and Capital Resources

(Dollars in thousands)	June 28, 2008	Change	June 30, 2007
Working capital	$603,341	(3.0)%	$622,093
Cash and cash equivalents and marketable securities	542,735	(4.8)	570,046

Working capital: The decrease in working capital in the first six months of fiscal 2008 was primarily due to a decrease in our cash, cash equivalents and marketable securities balances resulting from additional cash used in operating activities primarily driven by the operating loss incurred during the six months ended June 28, 2008, offset by cash provided by investing activities driven by the liquidation of certain municipal bond investments and cash from financing activities.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, and money market funds. Marketable securities consist of U.S. government agency and government sponsored enterprise obligations, U.S. government securities and municipal bonds. Cash, cash equivalents and marketable securities include $3.4 million held by our foreign subsidiaries as of June 28, 2008.

Days sales outstanding from receivables, or DSO, was 65 days at June 28, 2008 compared with 41 days at June 30, 2007. The increase in DSO is primarily due to the significant decrease in revenue for the six months ended June 28, 2008 combined with the increased mix of customers with longer standard payment terms.  At June 28, 2008, 42% of the accounts receivable balance included payment terms of 60 days or greater as compared to 12% at June 30, 2007.

	Six Months Ended
(Dollars in thousands)	June 28, 2008	Change	June 30, 2007
Cash provided by (used in) operating activities	$(8,251)	(121)%	$40,003
Cash provided by (used for) investing activities	116,801	(285)	(63,115)
Cash provided by financing activities	3,580	(86)	25,582

Cash flows from operating activities: Net cash used in operating activities was primarily driven by the operating loss incurred during the six months ended June 28, 2008. Net cash used in operating activities was also the result of cash used to increase inventories and refundable incomes taxes and decrease accounts payable and accrued liabilities. This was offset by cash provided by decreases in accounts receivable and prepaid expenses and other current assets, an increase in deferred revenues and customer advances and the impact of non-cash items, primarily depreciation and amortization expense, stock-based compensation, and reserves for excess and obsolete inventory.

Cash flows from investing activities: The cash flows from investing activities primarily relate to the proceeds from the liquidation of a significant portion of the investments in municipal bonds offset by the purchase of U.S. Treasury and U.S. government agency securities.  In addition, cash was used in the acquisition of property and equipment primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology.

Cash flows from financing activities: The cash flows from financing activities for the six months ended June 28, 2008 is primarily attributable to $0.4 million of net proceeds from the exercise of stock options and $3.1 million received from the January 2008 purchases under our 2002 Employee Stock Purchase Plan, or ESPP.  Net cash provided by financing activities for the six months ended June 30, 2007 was attributable to $17.0 million of net proceeds from the exercise of stock options and $3.1 million received from the January 2007 ESPP purchases. Tax benefits related to the exercise of stock options during the six months ended June 28, 2008 were $0.1 million compared to $5.5 million for the six months ended June 30, 2007 due to the significant decrease in stock option activity.

We believe that we will be able to satisfy our working capital requirements for the next twelve months through cash generated from operations, together with the liquidity provided by our existing cash, cash equivalents and marketable securities. Although we believe that we have sufficient capital to fund our activities for at least the next twelve months, our future capital requirements may vary materially from those now planned. We anticipate that the amount of capital we will need in the future will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, our current global expansion plans and the requirements of any potential investments in, or acquisitions of, complementary businesses, products or technologies that we may enter into in the future.  Depending upon our future capital requirements, we may seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 28, 2008 we are not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP,” and is not expected to have any impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact of the adoption of SFAS No. 161 on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. government securities, U.S. government sponsored enterprises (GSE) securities, municipal bonds and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasury and GSE securities. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. If overall interest rates had fallen by 10% in the second fiscal quarter of 2008, the fair value of our investment portfolio would have declined approximately $1.7 million, assuming consistent investment levels.

As of June 28, 2008, all of our investments were in money market accounts, municipal bonds, GSE and U.S. government securities.

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net loss of $0.1 million for the six months ended June 28, 2008 from the fluctuation in foreign exchange rates and the valuation of these hedge contracts recognized in our financial statements under other expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of June 28, 2008 in connection with the filing of this Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2008, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting existed as of June 28, 2008. We did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, we did not maintain effective controls to ensure that the estimation process to value inventory complied with our company’s accounting policies. This control deficiency resulted in the restatement of our annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007 and audit adjustments to our annual financial statements for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

We have undertaken the remedial actions described below and in connection with the preparation of this Quarterly Report, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U.S. for each of the periods presented herein.

Management’s Plan for Remediation

We continue to make progress on the implementation of our management’s plan to remediate the material weakness. The remediation plan addresses the design of controls and revision of procedures regarding inventory valuation and includes:

•                  Analysis of changes in the level of excess and obsolete inventory by category,

•                  Separate re-performance of excess and obsolete inventory calculation,

•                  Hiring personnel with requisite experience and providing ongoing training and supervision, and

•                  Implementation of new software functionality for valuing inventory.

During the second quarter of fiscal 2008, we added a management resource with requisite experience to oversee our cost accounting group, and we completed implementation of new software functionality to value inventory.  We are also building new software functionality to calculate excess and obsolete inventory.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the second quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the second quarter of fiscal 2008, except for those described above under “Management’s Plan for Remediation.”

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2007, and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K, and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Cyclicality in the semiconductor industry historically has affected our sales and may do so in the future, and as a result we would experience reduced revenues or operating results.

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the second quarter of fiscal 2008 declined by 56.8% compared to our revenues for the fourth quarter of fiscal 2007. By way of further example, we expect our revenues to be substantially lower in the third quarter of fiscal 2008 compared to fiscal 2007 due in significant part to continuing challenges in the semiconductor market, particularly in the DRAM market, and we cannot provide any assurance when semiconductor market conditions will improve. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers’ costs related to semiconductor devices approaches or exceeds the sales price of the devices. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may decline and cause us to experience operating losses.

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we experience a downturn in demand for our products, our revenues could decline.

We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other logic devices. For the six months ended June 28, 2008 and for fiscal year 2007, sales to manufacturers of DRAM devices accounted for 61.1% and 70.9%, respectively, of our revenues, sales to manufacturers of flash memory devices accounted for 23.6% and 19.2%, respectively, of our revenues, and sales to manufacturers of logic devices accounted for 15.4% and 9.8%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers’ requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with flash memory manufacturers. We also need to successfully qualify and deliver our DRAM and flash wafer probe card products incorporating our Harmony architecture. While we have successfully qualified and delivered certain Harmony-based wafer probe cards which are being used by some of our customers in commercial volume during the fabrication of semiconductor devices, and reduced manufacturing lead times, this does not necessarily mean that we have solved all manufacturing issues for all designs of our Harmony-based products. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our Harmony-based wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement and if we are unable to continually, efficiently and in a timely manner improve our products; our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters into another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Three customers accounted for 56.7% of our revenues in the first six months of fiscal 2008, and four customers accounted for 63.0% of our revenues in fiscal year 2007. In first six months of fiscal 2008 and in fiscal year 2007, our ten largest customers accounted for 86.3% and 90.7%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations or deferrals could result from a downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base, lead to lost or delayed sales and reduced demand for our wafer probe cards and result in increased pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

If we do not effectively implement changes to our business execution structure to better position our company for long-term, profitable growth, our business could continue to decline and might not succeed.

During an extended period of rapid growth and expansion over the last several years, our main focus was on growing capacity and meeting customer mission-critical needs. During the current downturn within the semiconductor industry, in general, and in our industry, in particular, we are now focused on realigning our business execution structure to better position our company for long-term, profitable growth. Our business could decline and we might not succeed if we do not successfully and efficiently implement appropriate changes to our business execution structure, including placing more decision-making in geographic territories close to our customers, strengthening our local design, application and service capabilities, changing our manufacturing structure for shorter cycle time and improved customer responsiveness, and restructuring our research and development group.

If we do not effectively realign our company structure and operations to current revenue levels and proactively manage other changes in our business, our ability to invest and position our business for future growth will be negatively impacted and our business might not succeed.

Our rapid growth over the past several years has placed significant demands on our management team, information systems and design, applications and manufacturing infrastructure. During the current downturn in our business, we are focusing on financial management and alignment of our net cash expenditures to current revenue levels in order to achieve operating cash flow breakeven level.  If we are unable to effectively realign our business, our ability to invest and position our business for future growth will be negatively impacted and our business may not succeed.  Additionally, if we do not proactively manage other changes in our business, including deteriorating semiconductor market conditions and other challenges in the markets in which we compete, we may not be in a position to increase productivity and support growth when the business environment changes to become more positive. If our management fails to proactively and effectively manage our business in response to changing market conditions, our business might not succeed.

Because we conduct most of our business internationally, we are subject to operational, economic, financial and political risks abroad.

Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 78.6% and 82.2% for the six months ended June 28, 2008 and for fiscal year 2007, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States. These risks and challenges include:

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

Our plans to establish more extensive international business operations are being evaluated, and our operating results could be harmed to the extent we fail to devise and implement an effective global strategy.

We are evaluating alternatives for diversifying certain of our business operations beyond our current facility in Livermore, California.  The first phase of this strategy was focused on Singapore, where we have established design, sales and administrative functions.  We have also planned to develop an assembly and test and back-end manufacturing facility there, with the goal of eventually expanding our capabilities to include front-end manufacturing processes.  The manufacturing plan is currently on hold as a result of changing market conditions and cost overruns, and we cannot predict whether, when or in what form the plan may be restarted.  We are also considering diversifying some of our other business operations to Asia in order to be closer to our customers.   All of these international diversification efforts are subject to a variety of complexities and risks, many of which our executive team has had little experience in managing at FormFactor. Risks stem from the following, among other things: (i) challenges in designing new facilities, replicating current processes, and bringing new facilities up to full operation; (ii) unpredictable costs for developing new facilities and acquiring equipment; (iii) building local management teams and staff for functions that we have not previously conducted outside of Livermore; (iv) requalifications and other procedures that may be required by our customers; (v) rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and (vi) challenges posed by distance and by differences in language and culture.  These and other factors could delay us in developing and implementing our plans as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and operating results.

We may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire. Additionally, we have implemented various cost cutting efforts, which makes it challenging to retain key people and recruit new talent, as needed. While we are continuing to implement programs and actions for retaining key employees and recruiting new talent, there can be no assurance that we will be able to successfully recruit and retain the key personnel we require.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our stock repurchase activity for the three and six months ended June 28, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share
June (May 25, 2008 - June 28, 2008): Employee transactions (1)	6,679	21.43

(1)   Employee transactions are restricted shares withheld to offset tax withholding that occurs when restricted shares vest.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on May 22, 2008 at our corporate headquarters at 7005 Southfront Road, Livermore, California 94551. At the meeting, our stockholders voted on the following three proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect three Class II directors to our board of directors, each to serve on our Board of Directors until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. The director nominees were:

Nominee	For	Withheld
Dr. Homa Bahrami	34,652,796	11,738,358
G. Carl Everett, Jr.,	33,408,782	12,982,372
Dr. Mario Ruscev	45,907,317	483,837

Our board of directors consists of eight members and is divided into three classes – Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders.

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 27, 2008:

For	Against	Abstain	Broker Non-Votes
46,208,755	174,887	7,512	—

Proposal 3: To approve material terms under our 2002 Equity Incentive Plan with respect to Section 162(m) of the Internal Revenue Code:

For	Against	Abstain	Broker Non-Votes
27,663,069	18,685,798	42,287	—

Item 5. Other Information

On June 3, 2008, we announced that our board of directors has appointed Mario Ruscev, currently president, as our next chief executive officer (CEO).  Dr. Ruscev will succeed Dr. Igor Y. Khandros, our company’s founder, who will become executive chairman of our board of directors. Dr. Khandros will succeed James Prestridge, our current non-executive chairman, who will continue on our board of directors and become its lead independent director.  The changes became effective at the beginning of our third quarter of fiscal 2008.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Employment Offer Letter dated March 1, 2008 to Jean Bernard Vernet	8-K	3/31/08	000-50307

10.02+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	4/21/08	000-50307

10.03+	2002 Equity Incentive Plan, as amended, and forms of plan agreements				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

Jean B. Vernet
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

August 7, 2008

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.01+	Employment Offer Letter dated March 1, 2008 to Jean Bernard Vernet	8-K	3/31/08	000-50307

10.02+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	4/21/08	000-50307

10.03+	2002 Equity Incentive Plan, as amended, and forms of plan agreements				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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