Form 10-Q
period 2008-09-27
FORMFACTOR INC
filed 2008-11-06
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 25, 2008, 49,062,308 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Revenues	$52,584	$125,291	$170,300	$341,686
Cost of revenues	40,583	58,609	134,626	156,563
Gross margin	12,001	66,682	35,674	185,123
Operating expenses:
Research and development	17,079	16,219	49,288	44,704
Selling, general and administrative	23,675	23,365	69,038	69,349
Restructuring charges	141	—	8,684	—
Total operating expenses	40,895	39,584	127,010	114,053
Operating (loss) income	(28,894)	27,098	(91,336)	71,070
Interest income, net	2,805	5,766	10,808	16,767
Other income	263	415	404	234
(Loss) income before income taxes	(25,826)	33,279	(80,124)	88,071
(Benefit) provision for income taxes	(11,785)	11,056	(29,463)	29,532
Net (loss) income	$(14,041)	$22,223	$(50,661)	$58,539
Net (loss) income per share:
Basic	$(0.29)	$0.46	$(1.04)	$1.23
Diluted	$(0.29)	$0.45	$(1.04)	$1.19
Weighted-average number of shares used in per share calculations:
Basic	48,988	48,291	48,855	47,757
Diluted	48,988	49,729	48,855	49,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 27,	December 29,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$427,614	$315,232
Marketable securities	107,839	254,814
Accounts receivable, net	40,094	69,486
Inventories	22,205	29,309
Deferred tax assets	18,447	17,995
Refundable income taxes	27,179	2,043
Prepaid expenses and other current assets	13,553	13,461
Total current assets	656,931	702,340
Restricted cash	680	2,250
Property and equipment, net	121,382	130,882
Deferred tax assets	14,927	10,038
Other assets	7,518	9,812
Total assets	$801,438	$855,322
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,043	$42,893
Accrued liabilities	20,768	30,029
Income tax payable	1,840	1,328
Deferred revenue	5,437	5,535
Deferred rent	455	462
Total current liabilities	58,543	80,247
Long-term income tax payable	7,414	12,248
Deferred rent and other liabilities	5,955	5,877
Total liabilities	71,912	98,372
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,062,308 and 48,642,258 shares issued and outstanding at September 27, 2008 and December 29, 2007, respectively	49	49
Additional paid-in capital	597,556	573,553
Accumulated other comprehensive income	163	929
Retained earnings	131,758	182,419
Total stockholders’ equity	729,526	756,950
Total liabilities and stockholders’ equity	$801,438	$855,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net (loss) income	$(50,661)	$58,539
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,063	19,570
Stock-based compensation expense	17,905	19,960
Deferred income taxes	(9,727)	(2,950)
Excess tax benefits from equity based compensation plans	(266)	(7,486)
Provision for excess and obsolete inventories	12,307	9,540
Loss on disposal and impairment of property and equipment	982	576
Changes in assets and liabilities:
Accounts receivable	29,389	(31,619)
Inventories	(5,302)	(23,094)
Prepaid expenses and other current assets	510	(2,555)
Refundable income taxes	(22,942)	—
Other assets	830	(8,950)
Accounts payable	(3,779)	7,612
Accrued liabilities	(7,811)	(8,833)
Income taxes payable	1,046	11,745
Deferred rent	(302)	484
Deferred revenue	(99)	(538)
Net cash (used in) provided by operating activities	(13,857)	42,001
Cash flows from investing activities:
Acquisition of property and equipment	(26,418)	(37,107)
Purchase of marketable securities	(181,004)	(164,397)
Proceeds from maturities of marketable securities	49,015	24,085
Proceeds from sales of marketable securities	277,331	94,406
Release of restricted cash	1,570	—
Net cash provided by (used in) investing activities	120,494	(83,013)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,678	32,906
Excess tax benefits from equity based compensation plans	266	7,486
Net cash provided by financing activities	5,944	40,392
Effect of exchange rate changes on cash and cash equivalents	(199)	(120)
Net increase (decrease) in cash and cash equivalents	112,382	(740)
Cash and cash equivalents, beginning of the period	315,232	284,131
Cash and cash equivalents, end of the period	$427,614	$283,391
Supplemental disclosure of significant non-cash investing activities:

Purchases of property and equipment through accounts payable and accrued liabilities	$(11,400)	$7,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 27, 2008, or for any other period. The balance sheet at December 29, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 29, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2008.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the last Saturday of December. Fiscal year 2008 will end on December 27, 2008, and will consist of 52 weeks.

Note 2 — Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007. As described in Note 4, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of the Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as of the first day of the first quarter of fiscal 2008.

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

During the three and nine months ended September 27, 2008, the Company paid approximately $8,000 and $3.8 million, respectively, related to accrued severance, benefits and other costs. Additionally, during the nine months ended September 27, 2008, the Company recognized a reduction of $345,000 as adjustments to costs previously accrued for the quarter 1 cost reduction plan. These charges are recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

Fiscal 2008 Quarter 2 Cost Reduction Plan

On April 8, 2008, the Company announced its commitment to implement a second global cost reduction plan that included reducing its global workforce by approximately 12%, with reductions primarily coming from the Company’s North America operations. The plan also included the consolidation of a facility in Livermore, California. The plan was designed to restructure the Company to better align with the market environment. A substantial portion of the activities comprising the quarter 2 cost reduction plan was completed by the end of the second quarter of fiscal 2008 with the remaining activities to be completed in the next nine months.

During the three and nine months ended September 27, 2008, the Company recorded charges of approximately $141,000 and $3.7 million, respectively, related to the quarter 2 cost reduction plan which includes $86,000 and $415,000, respectively, associated with the facility consolidation. During the three and nine months ended September 27, 2008 the Company paid approximately $319,000 and $3.1 million related to accrued severance, benefits and other costs and $248,000 and $336,000, respectively, related to the facility consolidation. These charges are recorded as components of restructuring in the Condensed Consolidated Statements of Operations.

The following table summarizes the activities related to both cost reduction plans as of September 27, 2008 (in thousands):

	Fiscal 2008 Restructuring
	Quarter 1 Cost Reduction Plan		Quarter 2 Cost Reduction Plan
	Employee	Property	Employee	Contract
	Severance and	and Equipment	Severance and	Termination and
	Benefits	Impairment	Benefits	Other	Total
Accrual at December 29, 2007	$—	$—	$—	$—	$—
Restructuring charges	4,680	640	—	—	5,320
Cash payments	(1,508)	—	—	—	(1,508)
Non-cash settlements	(477)	(640)	—	—	(1,117)
Accrual at March 29, 2008	$2,695	$—	$—	$—	$2,695
Restructuring (reversals) charges	(345)	—	3,239	329	3,223
Cash payments	(2,277)	—	(2,781)	(88)	(5,146)
Non-cash settlements	—	—	(173)	—	(173)
Accrual at June 28, 2008	$73	$—	$285	$241	$599
Restructuring charges	—	—	55	86	141
Cash payments	(8)	—	(319)	(248)	(575)
Non-cash settlements	—	—	—	—	—
Accrual at September 27, 2008	$65	$—	$21	$79	$165

The charges above have been reflected separately as restructuring in the Condensed Consolidated Statements of Operations. The remaining accrual, as of September 27, 2008 relates to severance benefits and other costs associated with the facility consolidation which will be paid within the next nine months. As such, the restructuring accrual is recorded as a current liability within accrued liabilities in the Condensed Consolidated Balance Sheets.

Note 4 – Fair Value

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

•                  Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets primarily include U.S. government and agency securities and municipal securities, whose values are determined using pricing models with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 27, 2008:

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$198,500	$—	$198,500
U. S. government securities		99,007	99,007
Marketable securities
U. S. government securities	—	31,706	31,706
Municipal bonds	—	20,908	20,908
Agency securities	—	55,225	55,225
Total cash equivalents and marketable securities	$198,500	$206,846	$405,346

Note 5 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Provision for estimated excess and obsolete inventories are made based on management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of the Company’s inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write-downs is recognized only when the related inventory has been scrapped or sold.

Inventories consisted of the following:

	September 27,	December 29,
	2008	2007
	(In thousands)
Raw materials	$3,514	$12,442
Work-in-progress	12,882	12,971
Finished goods	5,809	3,896
	$22,205	$29,309

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

A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities in the Condensed Consolidated Balance Sheets) follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Warranty accrual beginning balance	$1,480	$1,140	$1,383	$778
Accrual for warranties issued during the period	1,398	1,867	3,886	4,500
Settlements made during the period	(985)	(1,294)	(3,376)	(3,565)
Warranty accrual ending balance	$1,893	$1,713	$1,893	$1,713

Note 7 — Stock-Based Compensation

The Company recorded stock-based compensation as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Stock-based compensation expense by type of award:
Employee stock options (1) (2)	$4,024	$5,501	$13,591	$16,940
Employee stock purchase plan	347	623	2,169	2,225
Restricted stock units (3) (4)	758	32	2,039	880
Net change in amounts capitalized as inventory	(35)	(36)	106	(85)
Total stock-based compensation	5,094	6,120	17,905	19,960
Tax effect on stock-based compensation	(1,751)	(2,383)	(5,581)	(7,016)
Effect on net (loss) income	$3,343	$3,737	$12,324	$12,944

(1)

The nine months ended September 27, 2008 includes approximately $256,000 in net stock-based compensation benefit resulting from the modification and acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his separation agreement and general release.

(2)

The nine months ended September 29, 2007 includes approximately $575,000 in stock-based compensation resulting from the accelerated vesting of a portion of the Company’s former President’s stock options in conjunction with his separation agreement and general release.

(3)

The nine months ended September 27, 2008 includes approximately $287,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company’s former Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release (See Note 3 – Restructuring Charges.)

(4)

The nine months ended September 29, 2007 includes approximately $798,000 in incremental stock-based compensation resulting from the acceleration of the Company’s former President’s remaining unvested restricted stock units in conjunction with his separation agreement and general release.

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

Stock Options

The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model for stock options:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	52.7%	45.0%	53.1%	44.4%
Risk-free interest rate	3.27%	4.44%	3.06%	4.62%
Expected term (in years)	4.75	4.75	4.75	4.71

Stock option activity under the Prior Plans and the 2002 Plan during the nine months ended September 27, 2008 is set forth below:

	Shares	Options	Weighted Average
	Available	Outstanding	Exercise Price
Balances, December 29, 2007	4,930,527	6,611,496	$29.18
Additional shares reserved	2,432,112	—	—
Options granted	(1,123,510)	1,123,510	20.90
Awards granted	(625,680)	—	—
Options exercised	—	(119,674)	5.97
Options cancelled:
Forfeited	636,520	(636,520)	35.98
Expired	194,080	(194,080)	31.34
Awards cancelled	53,245	—	—
Balances, September 27, 2008	6,497,294	6,784,732	$27.52

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

Activity of the restricted stock units under the 2002 Plan during the nine months ended September 27, 2008 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 29, 2007	22,150	$32.76
Awards granted	625,680	20.17
Awards released	(27,180)	30.27
Awards cancelled	(53,245)	19.36
Restricted stock units at September 27, 2008	567,405	$20.10

Employee Stock Purchase Plan

The Company’s 2002 Employee Stock Purchase Plan (the “ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company’s common stock, subject to certain limitations. Under the ESPP, employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Until February 1, 2007, each offering period was generally two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31st of the subsequent calendar year, and a six month fixed offering period commencing on August1st of each calendar year and ending on January 31st of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the nine months ended September 27, 2008 and September 29, 2007, 286,349 shares and 253,253 shares, respectively, were issued under the ESPP. As of September 27, 2008, the Company had $0.4 million of total unrecognized deferred stock-based compensation related to ESPP grants, which will be recognized over the weighted average period of 0.3 years. Compensation expense is calculated using the fair value of the employees’ purchase rights under the Black-Scholes model.

The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
ESPP:
Dividend yield	—	—	—	—
Expected volatility	56.2%	37.9%	52.2%	41.1%
Risk-free interest rate	1.88%	4.96%	2.10%	5.02%
Expected term (in years)	0.5	0.5	.74	0.73

Note 8 — Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Basic net income (loss) per share
Numerator:
Net (loss) income	$(14,041)	$22,223	$(50,661)	$58,539
Denominator:
Weighted-average common stock outstanding	48,988	48,291	48,855	47,757
Diluted net income (loss) per share
Numerator:
Net (loss) income	$(14,041)	$22,223	$(50,661)	$58,539
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	48,988	48,291	48,855	47,757
Add: Dilutive potential common shares used in computing diluted net income (loss) per share	—	1,438	—	1,578
Weighted-average number of shares used in computing diluted net income (loss) per share	48,988	49,729	48,855	49,335

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Options to purchase common stock	6,788	2,947	6,865	2,635
Restricted stock units	571	—	509	—
Employee stock purchase plan	16	—	5	—
Total potentially dilutive securities	7,375	2,947	7,379	2,635

Note 9 — Income Taxes

The Company estimates its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income or loss, the geographic mix of pre-tax income or loss, non-temporary differences and the Company’s interpretations of tax laws and possible outcomes of audits.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and non-U.S tax authorities which might result in proposed assessments. The Company’s estimates for the potential outcome for any uncertain tax issue are judgmental in nature. However, the Company believes that it has adequately provided for any reasonably foreseeable outcome related to those matters. The Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of September 27, 2008, changes to the Company’s uncertain tax positions in the next 12 months would be from the results of audits or statute of limitation expirations. These amounts are not estimable at this time.

Under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FAS 109”, the Company classifies interest and penalties related to uncertain tax positions as part of income tax expense. The Company recognized interest expense of $56,000 and $305,000 for the three and nine months ended September 27, 2008, respectively, and $145,000 and $540,000 for the three and nine months ended September 29, 2007, respectively. As of September 27, 2008, the Company had approximately $293,000 of interest and zero penalties related to uncertain tax positions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various U.S. states and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2001. The Company has been under examination by the Internal Revenue Service (IRS) for fiscal years 2004, 2005 and 2006. The IRS has completed the field examination portion of this audit. The IRS issued a notice of proposed assessment in August 2008. The Company has agreed to this assessment. The Company has included the net results, a credit of $2.9 million, from the settlement of the IRS audit in its tax provision for the three months ended September 27, 2008. The Company is currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

At September 27, 2008, the Company added an additional $2.6 million gross unrecognized tax benefit of which $2.0 million of unrecognized tax benefits would impact its effective tax rate if recognized.  During the quarter ended September 27, 2008 the Company released $5.9 million of liability related to settlements with tax authorities.

The Company intends to file a carryback claim for its projected fiscal 2008 net operating loss. The expected tax benefits of this carryback claim are reported as Refundable Income Taxes in the Condensed Consolidated Balance Sheets.

Subsequent to the Company’s fiscal quarter end, the “Emergency Economic Stabilization Act of 2008” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008” was signed into law on October 3, 2008.  Under the act, the research tax credit was retroactively extended for qualifying amounts after December 31, 2007 and before January 1, 2010.  On September 30, 2008, California enacted Assembly Bill 1452 which, among other provisions, suspends net operating loss deductions for 2008 and 2009 and limits the utilization of tax credits to fifty percent of taxpayers’ income.  The Company is currently in the process of analyzing the impact of these law changes on its financial statements.

Note 10 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. The Company received two notices of violation in fiscal 2007 and one notice of violation in the first quarter of fiscal 2008 from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, the Company promptly investigated the violation, took appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. The Company implemented additional waste water treatment capability in consultation with the City of Livermore, and purchased additional waste water discharge capacity, which the Company required as a result of its increased manufacturing capacity, through the City of Livermore. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of September 27, 2008.

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

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended September 27, 2008, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

Patent Litigation

The Company has initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively “Micronics Japan.”  In 2005, the Company filed a patent infringement lawsuit in the

United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards — U.S. Patent Nos. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly,” 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,624,648, entitled “Probe Card Assembly” and 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” In 2006, the Company also filed an amended complaint in the same Oregon district court that adds two additional patents to the litigation — U.S. Patent Nos. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements” and 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” Phicom answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Phicom is infringing those patents. Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,624,648, entitled “Probe Card Assembly” and 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements.” Micronics Japan answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity and enforceability of the Company’s patents and whether Micronics Japan is infringing those patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint that the Company filed with the United States International Trade Commission, which is described below.

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

The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC has announced a scheduled hearing date commencing on January 7, 2009; which would likely result in the issuance of an initial determination by the administrative law judge on or before April 17, 2009. The target date for the ITC’s final determination is July 17, 2009. ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance, subject to Presidential review.

In addition to the United States litigations, the Company also initiated actions in Seoul, Korea against Phicom. In 2004 the Company filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly” and 399,210, entitled “Probe Card Assembly;” as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457 and seeking injunctive relief. These actions are all pending, except that (i) in February 2007, the Seoul Central District Court dismissed the Company’s preliminary injunction complaint related to Korean Patent No. 252,457 (ii) in April 2008, the Seoul Southern District Court dismissed the Company’s complaint as it related to Korean Patent Nos. 252,457 and 324,064, and (iii) in July 2008, the Seoul Central District Court dismissed the Company’s merit complaint related to Korean Patent No. 252,457. The Company appealed the dismissals to the Seoul High Court except the dismissal of the preliminary injunction claim.

In response to the Company’s initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005 the Korea Patent Court issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210. In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210. In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and invalidated certain claims of the Company’s Korean Patent No. 252,457 and remanded the case for further trial to the Patent Court.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of September 27, 2008. The Company will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its then officers, including one former officer who is a current director, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. On July 25, 2008, the court granted the defendant’s motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleges violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claim that defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion has been set for January 16, 2009.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of September 27, 2008.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its directors and then officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently,

another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is expected to be filed on or about February 23, 2009.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of September 27, 2008.

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

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain losses. These arrangements may limit the time within which an indemnification claim can be made, type of claim and the total amount that the Company can be required to pay in connection with the indemnification obligation. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and the Company’s bylaws contain indemnification obligations in favor of the Company’s directors, officers and agents. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims and the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on the Company’s Condensed Consolidated Balance Sheets as of September 27, 2008.

Note 11 — Stockholders’ Equity

Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net (loss) income	$(14,041)	$22,223	$(50,661)	$58,539
Change in unrealized gain (loss) on marketable securities, net of tax	116	1,209	(719)	772
Cumulative translation adjustments	(273)	112	(47)	49
Comprehensive (loss) income	$(14,198)	$23,544	$(51,427)	$59,360

Components of accumulated other comprehensive income were as follows:

	September 27,	December 29,
	2008	2007
	(In thousands)
Unrealized gain on marketable securities	$113	$832
Foreign currency translation adjustments	50	97
Accumulated other comprehensive income	$163	$929

Note 12 — Derivative Financial Instruments

The Company uses derivative instruments to manage its exposure to foreign currencies. As of September 27, 2008, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of September 27, 2008:

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
	(In thousands)
Japanese Yen	1,676,275	$15,820
Taiwan Dollar	34,336	1,067
Korean Won	1,174,760	1,007
Total USD notional amount of outstanding foreign exchange contracts		$17,894

The contracts were entered into on September 26, 2008 and matured on October 24, 2008. No gain or loss relating to the outstanding derivative contracts was recorded as of September 27, 2008.

Note 13 — Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (“FSP”) No 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of SFAS No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FAS 157-3 did not have any impact on the Company’s consolidated financial statements

In September 2008, the FASB issued FASB FSP No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 and FIN 45-4 on its consolidated financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently assessing the impact of SFAS No. 161 on its consolidated financial results.

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

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Wafer probe card sales, including service and non-recurring engineering revenue associated with wafer probe card sales, accounted for virtually all of our revenues in the first nine months of fiscal 2008 and 2007. Revenues from licensing of our design and manufacturing technologies have historically been insignificant. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. Revenues from our customers are subject to quarterly, annual and other fluctuations due to design cycles, technology adoption rates and cyclicality of the different end markets into which our customers’ products are sold.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27,	September 29	September 27,	September 29
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.2	46.8	79.1	45.8
Gross margin	22.8	53.2	20.9	54.2
Operating expenses:
Research and development	32.4	12.9	28.9	13.1
Selling, general and administrative	45.0	18.7	40.5	20.3
Restructuring charge	0.3	—	5.1	—
Total operating expenses	77.7	31.6	74.5	33.4
Operating (loss) income	(54.9)	21.6	(53.6)	20.8
Interest income, net	5.3	4.6	6.4	4.9
Other income	0.5	0.3	0.2	0.1
(Loss) income before income taxes	(49.1)	26.5	(47.0)	25.8
(Benefit) provision for income taxes	(22.4)	8.8	(17.3)	8.7
Net (loss) income	(26.7)%	17.7%	(29.7)%	17.1%

Three and Nine Months Ended September 27, 2008 and September 29, 2007:

Revenues

	Three Months Ended			Nine Months Ended
	September 27, 2008	September 29, 2007	% Change	September 27, 2008	September 29, 2007	% Change
	(in thousands, except percentages)
Revenues by Market:
DRAM	$36,525	$82,243	(55.6)%	$108,421	$237,850	(54.4)%
Flash	8,470	32,153	(73.7)	36,207	69,025	(47.5)
Logic	7,589	10,895	(30.3)	25,672	34,811	(26.3)
Total revenues	$52,584	$125,291	(58.0)%	$170,300	$341,686	(50.2)%

Revenues in the three months ended September 27, 2008 decreased 58.0%, or $72.7 million, to $52.6 million from $125.3 million in the comparable period a year ago. Revenues for the nine months ended September 27, 2008 decreased 50.2%, or $171.4 million, to $170.3 million from $341.7 million in the comparable period a year ago. The decrease in revenue for the three months and nine months ended September 27, 2008 is primarily due to weak demand for our advanced wafer probe cards caused by the continued downturn in the semiconductor market. For certain of our products we also experienced pricing pressure in light of the availability of competitive products, which also contributed to the decrease in revenues.

Our revenues for the three and nine months ended September 27, 2008 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the three and nine months ended September 27, 2008 decreased significantly compared to the same periods in the prior year, primarily due to weak market conditions in which DRAM device pricing fell below the industry average of semiconductor manufacturers’ cash costs. Given the current price of DRAM devices, our customers that manufacture DRAM devices took certain actions, including decisions to delay test capacity expansions and ramping of key devices. We also experienced pricing pressure on certain DRAM test products due to the competitive environment.

Revenues from sales to Flash memory device manufacturers also decreased significantly in the three and nine months ended September 27, 2008 compared to the same periods in the prior year, with the decrease primarily driven by sales decline of NOR Flash wafer probe cards. Market conditions for Flash memory devices weakened during the nine months ended September 27, 2008 compared to the comparable period a year ago and, as a consequence, our customers that manufacture Flash memory devices took certain actions that impacted the demand for our products. The weakness in NOR Flash can be attributed to certain key customers pushing their production ramp of 65-nanometer into the fourth quarter of 2008. We also experienced market share reduction as a result of pricing pressure on certain Flash memory products due to the competitive environment.

Revenues from manufacturers of Logic devices decreased in the three and nine months ended September 27, 2008 compared to the same periods in the prior year, primarily due to delayed production ramp of a key customer’s ongoing transition to advanced technology nodes in both chipset application and high performance flip-chip microprocessors, which are used in personal computer, gaming and graphics applications. The revenue decline in the three and nine month ended September 27, 2008, was partly offset by growth in the Wire-bond Logic market segment.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 27,	% of	September 29,	% of	September 27,	% of	September 29,	% of
	2008	Revenues	2007	Revenues	2008	Revenues	2007	Revenues
	(In thousands, except percentages)				(In thousands, except percentages)
Japan	$17,688	33.6%	$63,498	50.7%	$71,095	41.7%	$140,717	41.2%
Asia Pacific	18,901	35.9	40,386	32.2	52,046	30.6	112,345	32.9
North America	12,265	23.3	14,760	11.8	37,473	22.0	66,006	19.3
Europe	3,730	7.2	6,647	5.3	9,686	5.7	22,618	6.6
Total revenues	$52,584	100.0%	$125,291	100.0%	$170,300	100.0%	$341,686	100.0%

Geographic revenue information is based on the location to which we send the customer invoices. For example, certain Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues.

The decreases in Japan and Asia Pacific for the three and nine months ended September 27, 2008 as compared to the same periods in the prior year was primarily due to the decrease in our DRAM product sales in the region. The decrease in revenues in North America for the three and nine months ended September 27, 2008 compared to the same periods in the prior year was primarily driven by decreased demand for our Flash and Logic wafer probe cards. Revenue in Europe decreased for the three and nine months ended September 27, 2008 primarily due to the decreased demand for our Commodity and Specialty DRAM products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Elpida Memory	15.5%	26.6%	23.4%	25.4%
Spansion	*	22.6	13.1	14.5
Intel Corporation	*	*	13.0	10.9
Powerchip Semiconductor	*	13.8	*	11.1

* Less than 10% of revenues.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Gross margin	$12,001	$66,682	$35,674	$185,123
% of revenues	22.8%	53.2%	20.9%	54.2%

The decrease in gross margin for the three and nine months ended September 27, 2008 as compared to the same periods in fiscal 2007 is primarily due to the decline in revenue combined with our fixed cost structure and secondly, increase in inventory write-downs due to weaker demand. Excess custom probe card inventory write-downs increased from $9.5 million or 2.8% of revenues in the nine months ended September 29, 2007 to $12.3 million or 7.2% of revenues in the nine months ended September 27, 2008, as a result of sudden changes in demand, overall decline in the market and the uncertainty regarding the timing and magnitude of a recovery in the market. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities prior to receiving orders.

Research and Development

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Research and development	$17,079	$16,219	$49,288	$44,704
% of revenues	32.4%	12.9%	28.9%	13.1%

Research and development expenses increased in absolute dollars for the three and nine months ended September 27, 2008 as compared to the same periods in the prior year primarily due to an increase in new technology, product development related costs and facility expansion offset by a decrease in personnel costs. For the three and nine months ended September 27, 2008, expenses related to new technology and product development increased $1.3 million and $4.8 million, respectively, depreciation and facilities and information technology allocations remained relatively flat and increased $0.4 million , respectively, due to new investment in research and development equipment and facilities expansion and personnel costs decreased $0.2 million and $0.6 million, respectively, due to newly implemented cost saving strategies. Stock-based compensation decreased by $0.1 million for the three and nine months ended September 27, 2008 compared to the same periods in fiscal 2007 primarily due to an increase in turnover which resulted in a higher forfeiture rate used to calculate stock-based compensation expense. We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We are also making incremental investments in new technologies and products as we focus on new market opportunities.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Selling, general and administrative	$23,675	$23,365	$69,038	$69,349
% of revenues	45.0%	18.7%	40.5%	20.3%

Selling, general and administrative expenses increased in absolute dollars for the three months ended September 27, 2008 compared to the same period in the prior year primarily due to an increase in legal costs offset by decreased personnel costs. Selling, general and administrative expenses decreased in absolute dollars for the nine months ended September 27, 2008 compared to the same period in the prior year due to a decrease in personnel costs, offset by increased legal costs. For the three and nine months ended September 27, 2008, personnel related costs decreased by approximately $1.4 million and $3.2 million, respectively, primarily due to changes in the prior period for the key employee bonus and profit sharing plans, while outside legal services incurred for protecting our intellectual property portfolio, tax services and other expenses increased by approximately $2.2 million and $4.9 million, respectively. In addition, stock-based compensation expense decreased $0.5 million and $2.1 million for the three and nine months ended September 27, 2008, respectively, primarily due to an increase in turnover which resulted in a higher forfeiture rate used to calculate stock-based compensation expense and higher than normal forfeiture activity.

Restructuring Charges

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Restructuring charges	$141	$—	$8,684	$—
% of revenues	0.3%	—%	5.1%	—%

In both the first and second quarters of fiscal 2008, we implemented global cost reduction plans that included reducing our global workforce. We recorded $0.1 million and $8.7 million in restructuring charges in the three and nine months ended September 27, 2008, respectively. Both plans consisted primarily of involuntary employee termination and benefit costs and facility impairment charges related to vacating buildings in Livermore, California. Substantially all of the employee related charges for the first quarter 2008 cost reduction plan were paid during the second quarter of fiscal 2008 and substantially all of the second quarter 2008 cost reduction plan were paid by the end of the third quarter of fiscal 2008. We expect to realize a quarterly cost savings of approximately $7.0 million as a result of the reduced employee related expenses.

Interest Income and Other Income, Net

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
Interest income, net	$2,805	$5,766	$10,808	$16,767
% of revenue	5.3%	4.6%	6.4%	4.9%

Other income	$263	$415	$404	$234
% of revenues	0.5%	0.3%	0.2%	0.1%

The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower interest rates for the three and nine months ended September 27, 2008 as compared to the three and nine months ended September 29, 2007. Seeking greater investment safety, we re-allocated our investment securities from longer maturity, higher yield municipal securities to U. S. government and agency shorter maturity securities. Weighted average yields for the three and nine months ended September 27, 2008 were 2.12% and 2.58%, respectively, as compared to 4.48% and 4.44%, respectively, for the three and nine months ended September 29, 2007. Cash, cash equivalents, restricted cash and marketable securities were $536.1 million at September 27, 2008 compared to $539.4 million at September 29, 2007. Other income for the three and nine months ended September 27, 2008 and September 29, 2007 was mainly comprised of foreign currency gains and losses primarily related to Japanese Yen, realized gains related to the sale of investments and bank fees.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
	(In thousands)
(Benefit) provision for income taxes	$(11,785)	$11,056	$29,463	$29,532
Effective tax rate	(45.6)%	33.2%	(36.8)%	33.5%

The effective tax rate for the three and nine months ended September 27, 2008 is a benefit compared to a provision for the same period in the prior year.  The benefit is primarily due to a projected pretax loss in the U.S.  Our effective tax rate for the three and nine months ended September 27, 2008, respectively, is higher than the statutory federal income tax rate of 35% primarily due to a favorable resolution of issues related to the 2004-2006 IRS examination reached during the quarter.  The effective tax rate for the three and nine months ended September 29, 2007, respectively, was lower than the statutory federal income rate of 35% primarily due to federal tax credits offset by non-U.S. net operating losses at a rate below the federal statutory rate.

We believe that our expected U.S. loss is fully realizable based on sufficient amounts of taxes paid in prior years for which we plan to file carryback refund claims.  We also expect to incur a pretax loss in Singapore for which no tax benefit is recognized, which will reduce the expected consolidated benefit below the U.S. statutory rate.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the research tax credit was retroactively extended through January 1, 2010 from December 31, 2007. This extension has no immediate impact on our tax provision and we are currently reviewing the effect it will have on our fourth quarter and full year tax rate for the fiscal year 2008.  The California 2008-2009 Budget Bill (Assembly Bill 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of net operating loss carryovers for the fiscal years 2008 and 2009. Second, the bill limits the use of research tax credit carryovers to no more than 50% of the tax liability before credits.  While these changes will not affect our 2008 effective tax rate, they may impact our 2009 tax provision.  At this time we cannot estimate the effect, if any, of these changes to our tax rates.

Liquidity and Capital Resources

(Dollars in thousands)	September 27, 2008	Change	December 29, 2007
Working capital	$598,388	(3.8)%	$622,093
Cash and cash equivalents and marketable securities	535,453	(6.1)	570,046

Working capital: The decrease in working capital in the first nine months of fiscal 2008 was primarily due to a decrease in our cash, cash equivalents and marketable securities balances resulting from additional cash used in operating activities primarily driven by the operating loss incurred during the nine months ended September 27, 2008, offset by cash provided by investing activities driven by the liquidation of certain municipal bond investments and cash from financing activities.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U. S. government securities that at the time of purchase had maturities of 90 days or less.  Marketable securities consist of  U. S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $3.7 million held by our foreign subsidiaries as of September 27, 2008.

Days sales outstanding from receivables, or DSO, was 57 days at September 27, 2008 compared with 45 days at December 29, 2007. The increase in DSO is primarily due to the significant decrease in revenue for the nine months ended September 27, 2008 combined with the increased mix of customers with longer standard payment terms.  At September 27, 2008, 56.1% of the accounts receivable balance included payment terms of 60 days or greater as compared to 37.3% at December 29, 2007.

	Nine Months Ended
	September 27,		September 29,
(Dollars in thousands)	2008	Change	2007
Cash (used in) provided by operating activities	$(13,857)	(133)%	$42,001
Cash provided by (used for) investing activities	120,494	(245)	(83,013)
Cash provided by financing activities	5,944	(85)	40,392

Cash flows from operating activities: Net cash used in operating activities was primarily driven by the operating loss incurred during the nine months ended September 27, 2008. Net cash used in operating activities was also the result of cash used to increase inventories and refundable income taxes and to decrease accounts payable and accrued liabilities. This was offset by cash provided by decreases in accounts receivable, income taxes payable, prepaid expenses and other current assets, and the impact of non-cash items, primarily depreciation and amortization expense, stock-based compensation, and reserves for excess and obsolete inventory.

Cash flows from investing activities: The cash flows provided by investing activities primarily relate to the proceeds from the liquidation of a significant portion of the investments in municipal bonds offset by the purchase of U.S. government and agency securities. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the recent economic turmoil in the credit markets. In addition, cash was used in the acquisition of property and equipment primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology.

Cash flows from financing activities: The cash flows provided by financing activities for the nine months ended September 27, 2008 is primarily attributable to $0.7 million of net proceeds from the exercise of stock options and $5.1 million received from the January and July 2008 purchases under our 2002 Employee Stock Purchase Plan, or ESPP.  Net cash provided by financing activities for the nine months ended September 29, 2007 was attributable to $26.9 million of net proceeds from the exercise of stock options and $6.6 million received from the January and July 2007 ESPP purchases. Tax benefits related to the exercise of stock options during the nine months ended September 27, 2008 were $0.3 million compared to $7.5 million for the nine months ended September 29, 2007 due to the significant decrease in stock option activity.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 27, 2008 we are not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of Statement of Financial Accounting Standard (“SFAS”) No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FAS 157-3 did not have any impact on our consolidated financial statements

In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others”, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities”. Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently assessing the impact of FSP FAS 133-1 and FIN 45-4 on our consolidated financial results.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We are currently assessing the impact of SFAS No. 161 on our consolidated financial results.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Entities shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The adoption of SFAS No. 159, effective January 1, 2008, did not have a material impact on our financial position, results of operations or cash flows as we did not elect the fair value measurement option for any additional financial instruments or other items.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. government and agency securities, municipal bonds and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. By policy, we limit the amount of credit exposure to an issuer, except U.S. government and agency securities. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. If overall interest rates had fallen by 10% in the third fiscal quarter of 2008, the fair value of our investment portfolio would have declined approximately $1.3 million, assuming consistent investment levels.

As of September 27, 2008, all of our investments were in money market funds, municipal bonds, and U.S. government and agency securities.

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in other income (expense). Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net loss of $0.2 million for the nine months ended September 27, 2008 from the fluctuation in foreign exchange rates and the valuation of these hedge contracts recognized in our financial statements under other expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” as defined in Exchange Act Rule 13a-15(e) as of September 27, 2008 in connection with the filing of this Form 10-Q. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 27, 2008, in light of the material weakness described below, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness in internal control over financial reporting existed as of September 27, 2008. We did not maintain effective controls over the valuation of inventory and the related cost of revenues accounts. Specifically, we did not maintain effective controls to ensure that the estimation process to value inventory complied with our company’s accounting policies. This control deficiency resulted in the restatement of our annual and interim financial statements for 2006 and interim financial statements for the first and second quarters of 2007 and audit adjustments to our annual financial statements for fiscal 2007. Additionally, this control deficiency could result in a misstatement of the inventory and cost of revenues accounts that would result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

We have undertaken the remedial actions described below and in connection with the preparation of this Quarterly Report, our management performed additional analyses, reconciliations and other post-closing procedures and have concluded that the Company’s consolidated financial statements for the periods covered by and included in this Quarterly Report are fairly stated in all material respects in accordance with generally accepted accounting principles in the U. S. for each of the periods presented herein.

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

During the third quarter of fiscal 2008, we completed development of an excess and obsolete inventory provision calculation using a software system functionality. We commenced testing of the developed system and analysis of system functionality during the third quarter of fiscal 2008. We plan to implement the new functionality during our fourth-quarter accounting close process. We also made progress on our personnel hiring and training efforts. We will perform management testing of all key controls related to our excess and obsolete inventory provision in the fourth quarter of fiscal 2008.

Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the third quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the third quarter of fiscal 2008 except for those described above under “Management’s Plan for Remediation.”

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 10 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

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

The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. This cyclicality could cause our operating results to decline dramatically from one period to the next. For example, our revenues in the third quarter of fiscal 2008 declined by 56.4% compared to our revenues for the fourth quarter of fiscal 2007. By way of further example, we expect our revenues to be substantially lower in the fourth quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 due in significant part to continuing challenges in semiconductor market conditions, particularly in the DRAM market, and we cannot provide any assurance when semiconductor market conditions will improve. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers’ costs related to semiconductor devices approaches or exceeds the sales price of the devices. As a result, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may decline and cause us to experience operating losses.

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we experience a downturn in demand for our products, our revenues could decline.

We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other logic devices. For the nine months ended September 27, 2008 and for fiscal year 2007, sales to manufacturers of DRAM devices accounted for 63.7% and 71.0%, respectively, of our revenues, sales to manufacturers of flash memory devices accounted for 21.2% and 19.2%, respectively, of our revenues, and sales to manufacturers of logic devices accounted for 15.1% and 9.8%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers’ requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the flash memory market and to gain additional market share with flash memory manufacturers. We also need to successfully qualify and deliver our DRAM and flash wafer probe card products incorporating our Harmony architecture. While we have successfully qualified and delivered certain Harmony-based wafer probe cards which are being used by some of our customers in commercial volume during the fabrication of semiconductor devices, and reduced manufacturing lead times, this does not necessarily mean that we have solved all manufacturing issues for all designs of our Harmony-based products. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our Harmony-based wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement and if we are unable to continually, efficiently and in a timely manner improve our products; our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters into another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer cancels, reduces or delays a purchase of our products.

A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Three customers accounted for 49.5% of our revenues in the first nine months of fiscal 2008, and four customers accounted for 63.0% of our revenues in fiscal year 2007. In first nine months of fiscal 2008 and in fiscal year 2007, our ten largest customers accounted for 81.0% and 90.7%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations or deferrals could result from a downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Our customers could cease purchasing our products with short or no notice to us or fail to pay all or part of an invoice. In some situations, our customers might be able to cancel orders without a significant penalty. In addition, consolidation in the semiconductor industry, particularly among manufacturers of DRAM, could reduce our customer base, lead to lost or delayed sales and reduced demand for our wafer probe cards and result in increased pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

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

Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 78.0% and 82.2%, for the nine months ended September 27, 2008 and for fiscal year 2007, respectively. Additionally, certain of our Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States. These risks and challenges include:

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

Our plans to establish more extensive international business operations are being evaluated, and if we do not devise and implement an effective global strategic plan or if we decide to change our plan, which includes regionalization, our operating results could be negatively impacted.

We are evaluating alternatives for diversifying certain of our business operations beyond our current facility in Livermore, California.  The first phase of this strategy was focused on Singapore, where we have established design, sales and administrative functions.  We have also planned to develop an assembly and test and back-end manufacturing facility there, with the goal of eventually expanding our capabilities to include front-end manufacturing processes.  The Singapore manufacturing plan is currently on hold as a result of changing market conditions and cost overruns, and we cannot predict whether, when or in what form the plan may be restarted.  We are also considering diversifying some of our other business operations to Asia in order to be closer to our customers.   We announced in our second fiscal quarter of 2008 that as part of our global strategic plan we are expanding certain operations in some of the different country regions in which we do business such that resources are in closer proximity to our customers.  We will be implementing a phased bring up of certain additional capabilities in these country regions, such as assembly and test capabilities in both Japan and Korea.  All of these international diversification efforts are subject to a variety of complexities and risks, many of which our executive team has had little experience in managing at FormFactor, and which may divert a substantial amount of our management’s time.  Risks stem from the following, among other things: (i) challenges in designing new facilities that can be scaled for future expansion, replicating current processes, and bringing new facilities up to full operation; (ii) unpredictable costs and cost overruns for developing new facilities and acquiring equipment (e.g., since we initiated our Singapore project, design and construction costs have increased at a pace that we could not have reasonably anticipated); (iii) building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of Livermore; (iv) technical obstacles such as poor manufacturing or process yield and loss of quality control during the ramp of a new facility; (v) requalifications and other procedures that may be required by our customers; (vi) rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and (vii) challenges posed by distance and by differences in language and culture.  These and other factors could delay us in developing and implementing our plans as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and operating results. If we decide to change our current global strategic plan, we may incur charges for certain costs incurred, for example costs to support the Singapore facility project to date.

We may not be able to recruit or retain qualified personnel, which could harm our business.

We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, and management and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire. Additionally, we have implemented various cost cutting efforts, which makes it challenging to retain key people and recruit new talent, as needed.  While we are implementing, and plan to implement programs which will include goals for attracting employees and programs which include goals of employee retention, and we may grant additional equity compensation to certain employees outside of our yearly equity grant program for retention purposes, there can be no assurance that we will be able to successfully recruit and retain the key personnel we require.

Adverse general economic conditions may impair the recovery of our business.

In addition to the impact of cyclicality in the worldwide semiconductor business, our business is affected by general economic factors such as the current credit crisis and the prospect of a recessionary environment.  A recession would tend to reduce demand for consumer and other products incorporating devices tested with our wafer probes, which in turn could cause our customers to curtail their capital expenditures and to defer their adoption of emerging technologies, reducing demand for our products.  A negative economic environment could also impair the value of our tangible and intangible assets.

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

November 6, 2008

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