Form 10-K
period 2008-12-27
FORMFACTOR INC
filed 2009-02-27
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

Name of each exchange on which registered: NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large Accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 28, 2008 as reported by NASDAQ Global Market on that date: $386,027,758. Shares of the registrant's common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 20, 2009 was 49,231,979 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the fiscal year ended December 27, 2008, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 27, 2008
Index

        FormFactor, the FormFactor logo and its product and technology names, including DC-Boost, Harmony, MicroSpring, MicroForce, MicroLign, RapidSoak, TRE and TrueScale, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

        Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," "the Company," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 30, 2006, December 29, 2007 and December 27, 2008.

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

PART I

Item 1:    Business

        We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, or the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. During wafer sort and test, a wafer probe card is mounted in a prober, which in turn is connected to a semiconductor tester. The wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric or in-line probe cards. We introduced our first wafer probe card based on our MicroSpring® interconnect technology in 1995. We offer products and solutions that are custom designed for semiconductor manufacturers' unique wafer designs and enable them to reduce their overall cost of test.

        The oversupply of memory devices in the early part of our fiscal 2008 coupled with the overall economic slowdown had a significant impact on global semiconductor device manufacturing and produced a challenging environment for our advanced wafer test products. Overall, our revenue declined year-over-year in each of the major semiconductor device segments we address—Dynamic Random Access Memory, or DRAM, NAND and NOR Flash and System on Chip, or SoC. These results were due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, device manufacturers' efforts to conserve cash by pulling back on production and by delaying the ramp of new technology nodes. To face these challenges, we focused on demand-generation including working to win over customers with an improved full-wafer contact product platform. At the same time, management resized the organization to better align operations with the business environment, match demand, and to improve operating efficiency. We also moved more resources closer to our customers, by extending support in Japan, Singapore and South Korea. As the year progressed, the oversupply of memory devices in the market was compounded by lower demand for consumer electronics, further exacerbating production imbalances.

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

        Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the part of our wafer probe cards that come into physical contact with the devices being tested, and are manufactured using proprietary micro-machining semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer's particular application.

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

        Because our customers typically use our wafer probe cards in a wide range of operating temperatures, as opposed to conducting wafer probe test at one predetermined temperature, we have designed complex thermal compensation characteristics into our products. We select our wafer probe card materials after careful consideration of the potential range of test operating temperatures and design our wafer probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, our wafer probe cards are able to accurately probe over a large range of operating temperatures. This feature enables our customers to use the same wafer probe card for both low and high temperature testing without a loss of performance. In addition, for those testing situations that require positional accuracy at a specific temperature, we have designed wafer probe cards optimized for testing at such temperatures.

        We have many spring shapes, different geometrically-precise tip structures, various array sizes and diverse printed circuit board layouts that enable a wide variety of solutions for our customers. Our designers select the most appropriate of these elements, or modify or improve upon such existing elements, and integrate them with our other technologies to deliver a custom solution optimized for the customer's requirements.

        Our technology investment yielded several advances in fiscal 2008. In July, we announced a new technology to enhance probe card performance and productivity. The new technology, known as RapidSoak™ technology, is designed to reduce the time required for the probe card to reach thermal stability. By shortening the time needed to bring a probe card to a desired temperature, RapidSoak technology improves productivity during probe card installation, wafer exchanges, lot changes and probe card maintenance. Maintaining thermal stability also has a positive effect on contact accuracy, since variations in temperature cause expansion and contraction, producing contact alignment challenges.

        In November 2008, we introduced DC-Boost™ technology to help our customers lower their test efficiency by enabling the test of more devices on a single wafer simultaneously. The DC-Boost technology allows our customers to use tester channels more efficiently, increasing test throughput, and extending the life of their existing test equipment. This technology incorporates application specific integrated circuits into our products in order to multiply the number of devices our customers can test in parallel, bringing a new degree of intelligence to the probe card and providing a roadmap for further parallelism improvements on new device designs and tester platforms.

        The Harmony™ eXP full-wafer contact solution was introduced in December 2008, the culmination of several platform improvements to support 300 mm DRAM wafer test requirements. The new Harmony eXP solution incorporates mechanical enhancements to improve planarity (touch all contacts on an even plane), includes a new MicroSpring contactor design to enable pad pitches as small as 60 microns, and allows a 20% reduction in pad size compared to previous generation Harmony products. In combination with certain of our other proprietary technologies, including our RapidSoak technology, the Harmony eXP solution enables our customers to continue their test cost reduction and test technology roadmaps as they transition to smaller devices.

Customers

        Our customers include manufacturers in the DRAM, Flash and SoC markets. Our customers use our wafer probe cards to test DRAM chips including DDR, DDR2, DDR3, SDRAM, PSRAM, mobile DRAM, and Graphic DRAM, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors and microcontrollers.

        Three customers accounted for 51.3% of our revenues in fiscal 2008, four customers accounted for 63.0% of our revenues in fiscal 2007, and three customers accounted for 47.3% of our revenues in fiscal 2006, as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Elpida	27.7%	26.2%	22.7%
Intel Corporation	12.9	10.0	12.6
Spansion	10.7	14.4	*
Powerchip	*	12.4	12.0

*
Less than 10% of revenues.

        Information concerning revenue by geographic region and by country based upon invoicing location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues—Revenue by Geographic Region" and Note 12—Operating Segment and Geographic Information of the Notes to our Consolidated Financial Statements, which are included elsewhere in this 10-K.

Backlog

        Our backlog was $40.9 million at December 27, 2008 compared to $46.8 million at December 29, 2007. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times produce our products in anticipation of demand for our products. Backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.

Manufacturing

        Our wafer probe cards are custom products that we design to order for our customers' unique wafer designs. We manufacture our products at our facility located in Livermore, California, United States, and we are ramping parts of our manufacturing processes in regions within Asia as part of our global regionalization strategy.

        Another aspect of our global regionalization strategy we are implementing is the movement of operational resources and capabilities to different country regions in Asia to be closer to our customers in order to enhance our customer relationships, improve our responsiveness and increase our product serviceability. The first phase of this strategy was focused on Singapore, where we have established design, sales, procurement and administrative functions. We also established test and assembly manufacturing operations in South Korea in the fourth quarter of 2008. During fiscal 2008, we decided not to proceed with the construction of a new manufacturing facility at our proposed site in Singapore, and in February 2009, we terminated our land lease offer in Singapore and surrendered the land to the lessor. We plan to expand our capabilities in Singapore to include front-end manufacturing processes.

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

        We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. Some of these components and materials are supplied by a single vendor. Generally, we rely on purchase orders rather than long-term contracts with our suppliers which subjects us to risks including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and for materials.

        We maintain a repair and service capability in Livermore, California, United States. We also provide repair and service capabilities in our service centers in Gyeonggi-do, South Korea; Dresden, Germany; Yokohama City, Japan and Jubei City, Taiwan.

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

        Research and development expenses were $65.5 million for fiscal 2008, $61.0 million for fiscal 2007, and $46.6 million for fiscal 2006.

        Our research and development activities, including our product engineering activities, are directed by individuals with significant expertise and industry experience. As of December 27, 2008, we had 199 employees in research and development.

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

        We sell our products worldwide primarily through our direct sales force, a distributor and three independent sales representatives. As of December 27, 2008, we had 27 sales professionals. In North America, South Korea, Taiwan, Singapore and Japan, we sell our products through our direct sales force. In Europe, our local sales team works with two independent sales representatives and in North America our sales force works with one independent sales representative. In the People's Republic of China, we sell through Spirox Corporation, our regional distributor. We also have the ability to sell our products directly to customers in the People's Republic of China. In July 2008, we terminated our agreement with Spirox for the distribution of our products in Malaysia, Philippines and Singapore and transitioned to a direct sales model in those countries.

        Our marketing staff located in Livermore, California, United States, Jubei City, Taiwan and Tokyo, Japan, works closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.

        We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.

Environmental Matters

        We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We received two notices of violation in fiscal 2007 and one notice of violation in the first quarter of fiscal 2008 from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. We implemented additional waste water treatment capability in consultation with the City of Livermore, and purchased additional waste water discharge capacity, which we required as a result of our then increased manufacturing capacity, through the City of Livermore. No provision has been made for loss from environmental remediation liabilities associated with our Livermore facility because we believe that it is not probable that a liability has been incurred as of December 27, 2008.

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

Competition

        The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Technoprobe Asia Pte. Ltd., MicroProbe, Inc., Phicom Corporation, Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., Touchdown Technologies, Inc., TSE Co., Ltd. and Wentworth Laboratories, Inc., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

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

        Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of our current competitive advantages. Our ability to compete favorably may also be adversely affected by (1) low volume orders that do not meet our present minimum volume requirements, (2) very short cycle time requirements which may be difficult for us to meet, (3) long-standing relationships between our competitors and certain semiconductor manufacturers, and (4) semiconductor manufacturer test strategies that include low performance semiconductor testers.

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

        As of December 27, 2008, we had 547 issued patents, of which 282 are United States patents and 265 are foreign patents. The expiration dates of these patents range from 2013 to 2027. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 27, 2008, we had 597 patent applications pending worldwide, including 171 United States applications, 426 foreign national or regional stage applications and 27 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.

        We have both registered and unregistered trademarks, including FormFactor, DC-Boost, Harmony, MicroSpring, MicroForce, MicroLign, RapidSoak, TRE, TrueScale and the FormFactor logo.

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

        Legal protections afford only limited protection for our proprietary rights. We also may not be successful in our efforts to enforce our proprietary rights. To date, for example, we have been unsuccessful in our efforts to enforce certain of our patent rights in South Korea. Notwithstanding our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. From time to time, we have become aware of situations where others are or may be infringing on our proprietary rights. We evaluate these situations as they arise and elect to take actions against these companies as we deem appropriate. Others might independently develop similar or competing technologies or methods or design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights or hold invalid our intellectual property rights. In addition, leading companies in the semiconductor industry have extensive patent portfolios and other intellectual property with respect to semiconductor technology. Actions have been filed in the U.S. Patent and Trademark Office and patent offices in other countries, challenging the validity of certain of our patents. In the future, we might receive claims that we are infringing intellectual property rights of others or that our patents or other intellectual property rights are invalid. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us.

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

Employees

        As of December 27, 2008, we had 940 regular full-time employees, including 199 in research and development, 125 in sales and marketing, 106 in general and administrative functions, and 510 in operations. By region, 785 of our employees were in North America, 56 in Japan, 21 in Taiwan, 36 in South Korea, 26 in Singapore, and 16 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

        In January 2009, we announced a global reorganization and cost reduction plan that reduced our global workforce. We had 784 regular full-time employees after the January 2009 global reorganization.

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

Directors and Executive Officers

        Directors.    The names of the members of our board of directors, their ages as of December 27, 2008 and their current occupations are set forth below.

Name of Director	Age	Current Occupation
Dr. Homa Bahrami	53	Senior Lecturer at the Haas School of Business, University of California at Berkeley
Dr. Thomas J. Campbell	56	Presidential Fellow and Distinguished Visiting Professor of Law at Chapman University
G. Carl Everett, Jr.	58	Partner at Accel LLP
Dr. Igor Y. Khandros	54	Chairman of Board of Directors of FormFactor, Inc.
Lothar Maier	53	Chief Executive Officer and Director of Linear Technology Corporation
James A. Prestridge	76	Director of FormFactor
Dr. Mario Ruscev	52	Chief Executive Officer and Director of FormFactor, Inc.
Harvey A. Wagner	67	Chief Executive Officer, President and Director of Caregiver Services, Inc.

        Dr. Homa Bahrami has served as a Director since December 2004. Dr. Bahrami is a Senior Lecturer at the Haas School of Business, University of California at Berkeley. Dr. Bahrami has been on the Haas School faculty since 1986 and is widely published on organizational design and organizational development challenges and trends in the high technology sector. Dr. Bahrami currently serves on the board of directors of one privately held company. Dr. Bahrami holds a Ph.D. in organizational behavior from Aston University, United Kingdom.

        Dr. Thomas J. Campbell has served as a Director since January 2006. Dr. Campbell previously served as a Director from July 2003 through November 2004, when he resigned to become the Director of Finance for the State of California. Dr. Campbell has served as a professor at the Haas School of Business since August 2002. Dr. Campbell is currently on leave from the University of California at Berkeley to serve as Presidential Fellow and Distinguished Visiting Professor of Law at Chapman University in Orange, California. Dr. Campbell was the Dean of the Haas School of Business at the University of California at Berkeley from August 2002 to July 2008, taking a leave of absence from this post when he became California Director of Finance. Dr. Campbell was the California Director of Finance from December 2004 through November 2005. Dr. Campbell was a professor at Stanford Law School from 1983 to August 2002. Dr. Campbell served as a U.S. congressman from 1989 to 1993 and from 1995 to January 2001, and as a California state senator from 1993 to 1995. Dr. Campbell also served as Director of the Federal Trade Commission's Bureau of Competition from 1981 to 1983. Dr. Campbell serves on the board of directors of Visa Inc., a publicly traded company, where he is Chairman of the Governance Committee and a member of the Compensation Committee. Dr. Campbell holds a B.A., an M.A. and a Ph.D. in economics from the University of Chicago, and a J.D. from Harvard Law School.

        G. Carl Everett, Jr. has served as a Director since June 2001. Mr. Everett founded GCE Ventures, a venture advisement firm, in April 2001. Mr. Everett has served as a partner at Accel LLP, a venture capital firm, since 2002. From February 1998 to April 2001, Mr. Everett served as Senior Vice President, Personal Systems Group of Dell Inc. During 1997, Mr. Everett was on a personal sabbatical. From 1978 to December 1996, Mr. Everett held several management positions with Intel Corporation, including Senior Vice President and General Manager of the Microprocessor Products Group, and Senior Vice President and General Manager of the Desktop Products Group. Mr. Everett currently serves on the board of directors of three privately held companies. Mr. Everett holds a B.A. in business administration and a Doctorate of laws from New Mexico State University.

        Dr. Igor Y. Khandros founded FormFactor in April 1993. Dr. Khandros has served as Chairman of our Board of Directors since June 2008 and as a Director since our company's founding. Dr. Khandros served as our Chief Executive Officer from April 1993 to June 2008. Dr. Khandros also served as our President from April 1993 to November 2004. From 1990 to 1992, Dr. Khandros served as the Vice President of Development of Tessera Technologies, Inc., a provider of chip scale packaging technology that he co-founded. From 1986 to 1990, he was employed at the Yorktown Research Center of IBM Corporation as a member of the technical staff and a manager. From 1979 to 1985, Dr. Khandros was employed at ABEX Corporation, a casting foundry and composite parts producer, as a research metallurgist and a manager, and he was an engineer from 1977 to 1978 at the Institute of Casting Research in Kiev, Ukraine. Dr. Khandros holds an M.S. equivalent degree in metallurgical engineering from Kiev Polytechnic Institute in Kiev, Ukraine, and a Ph.D. in metallurgy from Stevens Institute of Technology.

        Lothar Maier has served as a Director since November 2006. Mr. Maier has served as the Chief Executive Officer and a member of the board of directors of Linear Technology Corporation, a supplier of high performance analog integrated circuits, since January 2005. Prior to that, Mr. Maier served as Linear Technology's Chief Operating Officer from April 1999 to December 2004. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corporation, a provider of high-performance, mixed-signal, programmable solutions, from 1983 to 1999, most recently as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier holds a B.S. in chemical engineering from the University of California at Berkeley.

        James A. Prestridge has served as a Director since April 2002 and has served as our Lead Independent Director since June 2008. Mr. Prestridge served as Chairman of our Board of Directors from August 2005 to June 2008. Mr. Prestridge served as a consultant for Empirix Inc., a provider of test and monitoring solutions for communications applications, from October 2001 until October 2003. From June 1997 to January 2001, Mr. Prestridge served as a Director of five private companies that were amalgamated into Empirix. Mr. Prestridge served as a director of Teradyne, Inc., a manufacturer of automated test equipment, from 1992 until 2000. Mr. Prestridge was Vice-Chairman of Teradyne from January 1996 until May 2000 and served as Executive Vice President of Teradyne from 1992 until May 1997. Mr. Prestridge holds a B.S. in general engineering from the U.S. Naval Academy and an M.B.A. from Harvard University. Mr. Prestridge served as a Captain in the U.S. Marine Corps.

        Dr. Mario Ruscev has served as our Chief Executive Officer since June 2008 and a member of our board of directors since January 2008, when he joined our company. Dr. Ruscev previously served as our President from January 2008 to June 2008. Prior to FormFactor, Dr. Ruscev served as President of Testing Schlumberger Oilfield Services of Schlumberger Limited, a services company supplying technology, project management and information solutions for optimizing performance in the oil and gas industry, from April 2006 to December 2007. He also held several executive positions at Schlumberger during his 23 year career with that company, including President of Schlumberger Water and Carbon Services from April 2002 to March 2006, President of Wireline Schlumberger Oilfield Services from January 2001 to March 2002 and President of Geco-Prakla Schlumberger Oilfield Services from April 1999 to December 2000. Dr. Ruscev received a Doctorate in Nuclear Physics from Université, Pierre et Marie Curie in Paris, France and a Ph.D. in Nuclear Physics from Yale University.

        Harvey A. Wagner has served as a Director since February 2005. Mr. Wagner joined Caregiver Services, Inc., a provider of in-home care services, as the President and Chief Executive Officer and a member of the board of directors on April 7, 2008. Mr. Wagner founded the H.A. Wagner Group, LLC, a consulting firm, where he has served as managing principal since July 2007. Mr. Wagner previously served as President and Chief Executive Officer of Quovadx, Inc. (now Healthvision, Inc.), a

software and services company, from October 2004 to July 2007, and as a member of the board of directors of Quovadx from April 2004 to July 2007. From May 2004 through October 2004, Mr. Wagner served as acting President and Chief Executive Officer of Quovadx. Prior to joining Quovadx, he served as Executive Vice President and Chief Financial Officer of Mirant Corporation, an independent energy company, from January 2003 through April 2004. Prior to joining Mirant, Mr. Wagner was Executive Vice President of Finance, Secretary, Treasurer, and Chief Financial Officer at Optio Software, Inc., a provider of business process improvement solutions, from February 2002 to December 2002. From May 2001 to January 2002, he performed independent consulting services for various corporations. He was Chief Financial Officer and Chief Operating Officer for PaySys International, Inc. from December 1999 to April 2001. Mr. Wagner also serves on the board of directors of Cree, Inc., a publicly traded company, where he is Chairman of the Audit Committee and a member of the Nominating and Governance Committee. Mr. Wagner serves on the Board of Startek, Inc., a publicly traded company, where he is Chairman of the Audit Committee, a member of the Governance Committee and a member of the Compensation Committee. Mr. Wagner holds a B.B.A. in accounting from the University of Miami.

        Executive Officers.    Our executive officers in fiscal 2008, their ages as of December 27, 2008 and their positions with our company in fiscal 2008 are set forth below.

Name	Age	Position
Dr. Mario Ruscev	52	Chief Executive Officer
Jean B. Vernet	47	Senior Vice President and Chief Financial Officer
Richard M. Freeman	60	Senior Vice President, Operations
Stuart L. Merkadeau	47	Senior Vice President, General Counsel and Secretary

        Dr. Mario Ruscev has served as our Chief Executive Officer since June 2008 and a member of our board of directors since January 2008, when he joined our company. Dr. Ruscev previously served as our President from January 2008 to June 2008. Prior to FormFactor, Dr. Ruscev served as President of Testing Schlumberger Oilfield Services of Schlumberger Limited, a services company supplying technology, project management and information solutions for optimizing performance in the oil and gas industry, from April 2006 to December 2007. He also held several executive positions at Schlumberger during his 23 year career with that company, including President of Schlumberger Water and Carbon Services from April 2002 to March 2006, President of Wireline Schlumberger Oilfield Services from January 2001 to March 2002 and President of Geco-Prakla Schlumberger Oilfield Services from April 1999 to December 2000. Dr. Ruscev received a Doctorate in Nuclear Physics from Université, Pierre et Marie Curie in Paris, France and a Ph.D. in Nuclear Physics from Yale University.

        Jean B. Vernet joined our company in March 2008, as Chief Financial Officer and Senior Vice President. Mr. Vernet previously served as the Director of Risk and Assistant Treasurer at Rio Tinto Alcan, one of five product groups of Rio Tinto plc, a leading international mining group from July 2007 to March 2008. Prior to joining Rio Tinto, Mr. Vernet worked for more than 10 years at Schlumberger Limited, a services company supplying technology, project management and information solutions for optimizing performance in the oil and gas industry, from October 1996 to June 2007, where he held several key leadership positions, including Finance Director and Controller of the REW Wireline Business Unit and Corporate R&D, from July 2004 to June 2007 and Treasurer of Atlantic Asia from January 2003 to June 2004, as well as various risk management and treasury roles. Mr. Vernet holds a M.S. degree in mechanical engineering from the École Centrale de Lyon in France an M.B.A in analytic finance and accounting from the University of Chicago and a B.S. equivalent in mathematics and physics from Lycée Janson de Sailly in France.

        Richard M. Freeman has served as our Senior Vice President, Manufacturing since January 2009. Mr. Freeman previously served as our Senior Vice President Operations from September 2004 to December 2008. Mr. Freeman previously served as Chief Operating Officer at ChipPAC Inc. a provider of semiconductor packaging, design, assembly, test and distribution services from November 2000 to December 2003. He also served as Senior Vice President of Manufacturing for Cypress Semiconductor Corporation, from April 1999 to November 2000. Prior to this, Mr. Freeman spent over 20 years in semiconductor manufacturing at National Semiconductor Corporation and Fairchild Semiconductor International, Inc., the last position as Vice President of Worldwide Wafer Manufacturing. Mr. Freeman holds a M.S. degree in chemistry from the University of Arizona and a B.S. degree in chemistry from Michigan Technological University.

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

  •
  our ability to improve operating efficiency to achieve operating cash flow break even in the current business environment and to better position our company for long-term, profitable growth;

  •
  the timing and success of new technologies and product introductions by our competitors and by us;

  •
  our ability to deliver reliable, cost-effective products that meet our customers' testing requirements in a timely manner;

  •
  our ability to bring new products into volume production on time and at acceptable yields and cost;

  •
  our ability to implement measures for enabling efficiencies and supporting growth in our design, applications, manufacturing and other operational activities;

  •
  the reduction, rescheduling or cancellation of orders by our customers;

  •
  our ability to collect accounts receivables owed by our customers;

  •
  our product and customer sales mix and geographical sales mix;

  •
  a reduction in the price or the profitability of our products;

  •
  the availability or the cost of components and materials utilized in our products;

  •
  our ability to efficiently optimize manufacturing capacity and to stabilize production yields and as necessary to meet customer demand, ramp production volume at our manufacturing facilities;

  •
  our ability to successfully implement our global regionalization strategy, which includes locating certain operational capabilities and resources in the specific countries where our customers are located;

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

Cyclicality in the semiconductor industry is currently adversely impacting our sales and may do so in the future, and as a result we would experience reduced revenues and operating results.

        The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. The current global economic and semiconductor downturns are causing our operating results to decline dramatically from one period to the next. For example, our revenues in the fourth quarter of fiscal 2008 declined by 66.9% compared to our revenues for the fourth quarter of fiscal 2007 due in significant part to continuing challenges in semiconductor market conditions, particularly in the DRAM and Flash markets, and we cannot provide any assurance when semiconductor market conditions will improve. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, and defer their adoption of emerging technologies during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers' costs related to semiconductor devices approach or exceed the sales price of the devices. As a result, we would experience reduced revenues due to the decreased demand for our wafer probe cards by our semiconductor manufacturer customers, which is what we are experiencing in this current downturn. Accordingly, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may continue to decline and cause us to experience further operating losses.

If we do not effectively restructure our operations for the current global economic and semiconductor downturns and to better position our company for long-term, profitable growth, we might not succeed.

        During an extended period of rapid growth and expansion over the last several years, we primarily focused on growing capacity and meeting customer mission-critical needs. With the current global economic and semiconductor downturns, we are now focusing on improving our operating efficiency to achieve operating cash flow break even in the current business environment and to better position our company for long-term, profitable growth. The timing, length and severity of the cycles in the semiconductor industry are difficult to predict. This cyclicality affects our ability to accurately predict our future operating results and plan our business, and could also impair the value of our tangible and intangible assets. If we do not successfully implement our global cost reduction plan and other measures for optimizing our financial model for prevailing market conditions, our competitiveness could be seriously harmed, our ability to invest in our business for future growth may be negatively impacted and our company might not succeed. If we do not successfully restructure our operations by, for example, placing more decision-making in regions close to our customers to enhance customer relationships, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts, and continue to motivate and retain our key employees, we may experience continued deterioration in our business and our company might not succeed. In addition, as the business environment improves, if we are unable to proactively and effectively manage our operations and/or realign our controls, systems and infrastructure to changing business conditions, we may not be in a position to boost our personnel, manufacturing capacity, service capabilities and productivity, and support growth in response to increasing customer demand for our products, which would, in turn, have a negative impact on our operating results. Adverse general economic conditions may also impair the recovery of our business.

The recent financial crisis could negatively affect our business, results of operations, and financial condition.

        The recent financial crisis affecting the banking system and financial markets and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including a reduction in demand for consumer and other products incorporating devices tested with our wafer probes, which in turn could cause our customers to curtail their capital expenditures and to defer their adoption of emerging technologies, the insolvency of key suppliers, resulting in product delays, increased expense, and increased impairment charges due to declines in the fair values of marketable debt. Further, a prolonged downturn could result in one or more of our customers filing for bankruptcy protection or insolvency proceedings, which could negatively impact our ability to collect accounts receivables and realize revenue for product shipped to such customers. For example, in fiscal 2009, customers, Spansion Japan, Inc., Qimonda AG, and Qimonda Richmond, LLC filed such actions in Japan, Germany, and North America, respectively. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers.

If we are unable to efficiently manufacture and ramp production of our new probe card products, our business may be materially adversely affected.

        We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time it takes for us to design, manufacture and deliver our products in volume. If we cannot, our new products may not be commercially successful, our revenues may be adversely affected, our customer relationships and our reputation may be harmed, and our business may be materially adversely affected. To improve our manufacturing processes, we have incurred and may incur in the future substantial costs as we optimize capacity and yields, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train technical personnel. We have experienced and may experience in the future manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes, and expansion of manufacturing capacity and ramp of production volume to meet customer demand, which could cause our operating results to decline. We have also experienced and may experience in the future difficulties in manufacturing our complex products in volume on time and at acceptable yields and cost and installation issues in the field due to complexity of customer design requirements, including integration of wafer probe cards with varying customer test cell environments and testing of semiconductor devices over a wide temperature range. For example, we experienced challenges transitioning our Harmony architecture-based products from a lower-volume, engineering-assisted process to a high-volume manufacturing process. These problems have resulted and could result in the future in missed opportunities with customers. Any continued difficulties could cause additional product delivery delays and lost sales. This increases our vulnerability to our competitors and the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

We derive a substantial portion of our revenues from a small number of customers, and our revenues could decline significantly if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us.

        A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. Three customers accounted for 51.3% of our revenues in fiscal 2008, and four customers accounted for 63.0% of our revenues in fiscal 2007. In fiscal 2008 and in fiscal 2007, our ten largest customers accounted for 81.0% and 90.7%, respectively, of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. The cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers' operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers' unique wafer designs, any cancellations, reductions or delays may result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. In the current global economic and semiconductor industry downturns, we are more exposed to this non-payment risk because of concerns regarding the financial viability of certain semiconductor manufacturers. For example, in the fourth quarter of fiscal 2008, we recorded a $4.1 million pre-tax expense to increase our allowance for bad debts as a result of the heightened non-payment risk of accounts receivable primarily related to one customer and on February 20, 2009, we filed a complaint in a California state superior court against Spansion, LLC in which we are seeking, among other things, payment of approximately $8.1 million for probe cards purchased by and delivered to Spansion. We may be unable to recognize revenue and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

Industry consolidation may increase our business risk.

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

        We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transitions to 70 and below nanometer technology nodes, to one gigabit density devices, to Double Data Rate II, or DDR II, architecture devices, and to Double Data Rate III, or DDR III, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

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

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we continue to experience a downturn in demand for our DRAM products, our revenues could decline further.

        We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other SoC devices. For fiscal 2008 and for fiscal 2007, sales to manufacturers of DRAM devices accounted for 66.4% and 70.9%, respectively, of our revenues, sales to manufacturers of flash memory devices accounted for 18.3% and 19.2%, respectively, of our revenues, and sales to manufacturers of SoC devices accounted for 15.3% and 9.8%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the full wafer contactor flash memory and SoC, markets and to gain additional market share with manufacturers of flash memory and SoC devices. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our next generation wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement and if we are unable to continually, efficiently and in a timely manner improve our products, our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters into another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

        We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted and in the future is likely to result in price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers will likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., SV Probe Inc., Micronics Japan Co., Ltd., Microfriend Inc., MicroProbe Inc., Phicom Corporation, and Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron, Ltd., Touchdown Technologies, Inc., TSE Co., Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

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

        We intend to continue to work with certain of our customers to migrate elements of final test from the device level to the wafer level and to engage in such activities with other and new customers. This migration will involve a change in semiconductor test strategies from concentrating final test at the individual device level to increasing the amount of test at the wafer level. Semiconductor manufacturers typically take time to qualify new strategies that affect their testing operations. As a result, general acceptance of wafer-level final test might not occur in the near term or at all. In addition, semiconductor manufacturers might not accept and use wafer-level final test in a way that uses our technology or our technology capabilities to perform elements of final test on the wafer may not scale with the needs of semiconductor manufacturers. If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed. In addition, if various manufacturers do not elect to invest in wafer test technology enabling the identification of known good die, or KGD, or if the projected or anticipated investment in such technology is delayed or reduced, it could delay the introduction of certain of our technologies and negatively impact our business.

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

We manufacture substantially all our products at our facility in Livermore, California, and any disruption in the operations of this facility could adversely impact our business and operating results.

        Our manufacturing processes require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. While we are implementing steps to increase our manufacturing capabilities in certain of our foreign subsidiaries, we today still manufacture substantially all of our wafer probe cards at our facility located in Livermore, California. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. For example, during the fourth quarter of fiscal 2004, a contamination problem in our manufacturing line caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

We are implementing our global regionalization strategy, and if we do not effectively devise and implement an effective global strategic plan or if we decide to change our strategy, our operating results could be negatively impacted.

        We are implementing our global regionalization strategy in which we are, in part, moving operational resources and capabilities to different country regions in Asia to be closer to our customers in order to enhance our customer relationships, improve our responsiveness and increase our product serviceability. The first phase of this strategy was focused on Singapore, where we have established design, sales, procurement and administrative functions. We also plan to develop a front-end manufacturing facility there. This portion of our manufacturing plan is currently on hold, and we cannot predict whether, when or in what form the plan may be restarted. We are devising and plan to execute a phased bring up of certain operational capabilities in different country regions in Asia in which we do business. For example, we have established assembly and test capabilities in South Korea. Our global regionalization strategy is subject to a variety of complexities and risks, many of which our executive team has had little experience in managing at FormFactor, and which may divert a substantial amount of our management's time. Risks stem from the following, among other things:

  •
  challenges in designing new facilities that can be scaled for future expansion, replicating current processes and bringing new facilities up to full operation;

  •
  unpredictable costs, redundancy costs and cost overruns for developing new facilities and acquiring equipment (e.g., design and construction costs increased at a pace that we could not have reasonably anticipated for the Singapore manufacturing plan);

  •
  building local management teams, technical personnel and other staff for functions that we have not previously conducted outside of Livermore California, United States;

  •
  technical obstacles such as poor production or process yield and loss of quality control during the ramp of a new facility;

  •
  requalifications and other procedures that may be required by our customers;

  •
  our ability to bring up local suppliers to meet our quality and cycle-time needs;

  •
  rapidly changing business conditions that may require plans to be changed or abandoned before they are fully implemented; and

  •
  challenges posed by distance and by differences in language and culture.

        These and other factors could delay us in developing and implementing our strategy as well as impair our gross margins, delay shipments and deliveries, cause us to lose sales, require us to write off investments already made, damage our reputation and harm our business, financial condition and operating results. If we decide to change our current global regionalization strategy, we may incur charges for certain costs incurred. For example, we incurred a $4.4 million impairment charge related to a write-down of in-progress construction assets in Singapore for a manufacturing facility.

If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.

        Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers' relatively short cycle time requirements. We, for example, have lost sales in the past where we were unable to meet a customer's schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales. If we are unable to grow design capacity in the event demand increases, our ability to respond to customer requirements could be challenged and our revenues could be negatively impacted.

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

        We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries and poor component quality. In addition, the ability of any of these suppliers to timely provide us with sufficient quality materials would be adversely affected if they are forced to reduce or discontinue operations due to financial difficulties, which is a heightened risk during the current economic downturn. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.

        The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. A further example is that during the fourth quarter of fiscal 2004, we experienced a contamination problem in our manufacturing line. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failures, failures of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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

If our ability to forecast demand for our products deteriorates or the predictability of our manufacturing yields does not improve, we could incur higher inventory losses than we currently experience.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud, which may adversely affect our business and reputation. In addition, current and potential stockholders could lose confidence in our financial reporting, which may adversely impact the trading price of our securities.

        Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our business and reputation may be harmed. We regularly review and assess our internal control over financial reporting and our disclosure controls and procedures. As part of that process, we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected in a timely basis. A significant deficiency is a deficiency or combination of deficiencies, in internal control over financial reporting that is less severe than material weakness, yet important enough to merit attention by those responsible for the oversight of the company's financial reporting. For example, in November 2007, we completed a review of our historical practices with respect to inventory valuation. That review indicated that during fiscal 2006 and the first half of fiscal 2007 we did not consistently follow our accounting policies for determining inventory valuation. Specifically, we did not maintain effective controls to ensure that the estimation process to value inventory complied with our accounting policies. As a result, we were required to restate our annual and interim financial statements for fiscal 2006 and interim financial statements for the first and second quarters of fiscal 2007 and to make audit adjustments to our annual financial statements for fiscal 2007. As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. If we fail to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls we may not have accurate information to make management decisions, our operating results could be harmed or we may cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Global Market. Ineffective internal and disclosure controls could also cause stockholders to lose confidence in our reported financial information and our ability to manage our business, which would likely have a negative effect on the trading price of our securities.

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

        If we fail to protect our proprietary rights adequately, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. To date, we have not been successful in our efforts to enforce our proprietary rights in South Korea. As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

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

        We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that one or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation and, in certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not it is resolved in our favor, and whether it is initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

We may not be able to recruit or retain qualified personnel, which could harm our business.

        We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire. Additionally, we have implemented global cost reduction plans in which we have reduced our workforce and our current stock price is significantly below the exercise prices associated with stock options granted to employees over the past several years, which makes it challenging to retain key people and recruit new talent, as needed. While we are implementing, and plan to implement programs that will include goals for attracting employees and programs, which include goals of employee retention, and we may grant additional equity compensation to certain employees outside of our yearly equity grant program for retention purposes, there can be no assurance that we will be able to successfully recruit and retain the qualified personnel we require.

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

        Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 78.2% and 82.2% for fiscal 2008 and fiscal 2007, respectively. Additionally, certain of our South Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Europe, Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States. These risks and challenges include:

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

Changes in our tax rates, inability to realize our deferred tax assets or exposure to additional tax liabilities could adversely affect our operating results.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, the inability to realize our deferred tax assets, as a result of recurring losses, changes in tax laws such as reducing the export sales and research and development tax credits, changes in our operational activities in connection with implementation of our global regionalization strategy, and material audit assessments. For example, realization of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. If we determine that we may not be able to realize some portion of our deferred tax assets in the future, we would record a valuation allowance against the deferred tax assets that could result in additional income tax expense. In addition, the amount of income taxes we pay could be subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our operating results.

We may not obtain the tax and other benefits that we anticipate through the expansion of our operations into Singapore, which could negatively impact our operating results.

        We have initiated the first phase of our company's global regionalization strategy in Singapore. Our plan, portions of which we have delayed, to build a front-end wafer manufacturing facility in Singapore, is driven in substantial part by the tax and other benefits that we believe are obtainable by operating in that country. These benefits include favorable tax exempt status granted by the Singapore government, subject to meeting certain conditions, as well as lower labor costs for qualified technical personnel. However, if we do not fulfill the conditions for our granted tax status for any reason, we may not obtain the full tax benefits, the tax benefits could lapse, any future tax benefits that we may seek may not be granted, and any benefits from royalty payments, or cost sharing payments, which have increased our effective tax rate. Additionally, our tax rate could be adversely impacted by any change in our planned operations in Singapore, if we do make such a change. Consequently, our effective corporate income tax rate may not decrease as we expect but instead, may remain approximately the same or increase. In addition, the other benefits of operating in Singapore may not materialize. The inability to obtain the anticipated tax and other benefits through the expansion of certain operations into Singapore could negatively impact our operating results.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

        The trading prices of the securities of technology companies have been highly volatile, and from January 1, 2008 through February 21, 2009, our stock price has ranged from $33.16 a share to $14.48 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

  •
  variations in our operating results;

  •
  our forecasts and financial guidance for future periods;

  •
  announcements of technological innovations, new products or product enhancements, new product adoptions at semiconductor customers or significant agreements by us or by our competitors;

  •
  reports regarding our ability to bring new products into volume production efficiently;

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

  •
  provide that directors may only be removed "for cause" and only with the approval of 662/3% of our stockholders;

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

Item 1B:    Unresolved Staff Comments

        None.

Item 2:    Properties

        Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California, United States. Our corporate headquarters is comprised of a campus of six buildings totaling approximately 210,000 square feet. We presently lease those six buildings. We also own one building which was a part of our older manufacturing facility and which we are no longer using. That building is presently for sale. In addition, we also lease office, repair and service, and/or research and development space outside of the United States. The leases expire at various times through 2021. We believe that our existing and planned facilities are suitable for our current needs.

        Information concerning our properties as of December 27, 2008 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, California, United States	Corporate headquarters, sales, marketing, product design, manufacturing, service and repair engineering, distribution, research and development	208,114	Leased
Tokyo, Japan	Sales office, marketing, product design, research and development	10,581	Leased
Jubei City, Hsinchu, Taiwan	Sales office, product design, field service and service and repair center	18,188	Leased
Gyeonggi-do, South Korea	Sales office, product design, field service, service, repair center and test and assembly	7,979	Leased
Yokohama City, Japan	Field service and service and repair center	8,777	Leased
Singapore	Sales office and product design	4,115	Leased
Munich, Germany	Sales office	918	Leased
Milan, Italy	Sales office and field service	915	Leased
Hiroshima, Japan	Research and development	642	Leased
People's Republic of China	Sales office	194	Leased

Item 3:    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing of this Form 10-K, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become parties to additional legal proceedings, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from customers that require us to spend significant resources.

  Patent Litigation

        We initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively "Phicom", and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively "Micronics Japan." In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly," 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,624,648, entitled "Probe Card Assembly" and 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates." In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements" and 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." Phicom answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of our patents. Also in 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,624,648, entitled "Probe Card Assembly" and 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements." Micronics Japan answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of our patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint we filed with the United States International Trade Commission, or ITC, which is described below.

        On or about November 13, 2007, we filed a complaint with the ITC seeking institution of a formal investigation by the ITC into the activities of Micronics Japan and its U.S. subsidiary (collectively MJC) as well as Phicom. The requested investigation as filed encompassed U.S. Patent Nos. 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same," 6,624,648, entitled "Probe Card Assembly," 7,168,162, entitled "Method of Manufacturing a Probe Card" and 7,225,538, entitled "Resilient Contact Structures Formed and Then Attached to a Substrate," and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. The ITC complaint alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by FormFactor, and request a permanent exclusion order banning importation into the United States of infringing products and certain downstream products. The asserted patents currently in the investigation are U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, and 7,225,538.

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

        The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC has announced a scheduled hearing date commencing on February 23, 2009; which would likely result in the issuance of an initial determination by the administrative law judge on or before June 19, 2009. The target date for the ITC's final determination is October 19, 2009. ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance, subject to Presidential review. On or about January 23, 2009, the administrative law judge, after a September 2008 hearing, issued a claim construction ruling interpreting and defining terms of certain of the claims of the patents-in-suit. On or about January 28, 2009, we voluntarily withdrew our allegations to the extent that they encompassed our U.S. Patent No. 7,168,162, and on or about February 13, 2009 the administrative law judge issued an initial determination holding invalid the asserted claims of our U.S. Patent No. 6,624,648, after finding as part of the claim construction ruling that one of the terms in the asserted claims of that patent is indefinite. We appealed that initial determination of invalidity to the ITC panel on or about February 18, 2009.

        In addition to the United States litigations, we also initiated actions in Seoul, Korea against Phicom. In 2004, we filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of our Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same," 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly" and 399,210, entitled "Probe Card Assembly;" as well as two actions we filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457 and seeking injunctive relief. These actions are all pending, except that (i) in February 2007, the Seoul Central District Court dismissed our preliminary injunction complaint related to Korean Patent No. 252,457 (ii) in April 2008, the Seoul Southern District Court dismissed our complaint as it related to Korean Patent Nos. 252,457 and 324,064, and (iii) in July 2008, the Seoul Central District Court dismissed the our merit complaint related to Korean Patent No. 252,457. We appealed the dismissals to the Seoul High Court except the dismissal of the preliminary injunction claim.

        In response to our initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005 the Korea Patent Court issued rulings holding invalid certain claims of our Korean Patent Nos. 278,342 and 399,210. In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of our Korean Patent No. 324,064, and also issued a ruling upholding the validity of our Korean Patent No. 252,457. We appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of our Korean Patent Nos. 278,342 and 399,210. In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of our Korean Patent No. 324,064. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and invalidated certain claims of our Korean Patent No. 252,457 and remanded the case for further trial to the Patent Court.

        Additionally, one or more third parties have initiated challenges in the U.S. and foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office against certain of our U.S. Patents that are at issue in the ITC investigation, and proceedings in Korea against two of our Korean patents and proceedings filed in Taiwan against four of our Taiwan patents.

        No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 27, 2008. We will incur material attorneys' fees in prosecuting and defending the various identified actions.

  Securities Litigation

        On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which our company and certain of its then officers, including one former officer who is a current director, are named as defendants under the caption "Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions "Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman," and "Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." The three actions have been consolidated. The plaintiffs filed these actions following our company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding our company's business and financial results prior to the restatements. On July 25, 2008, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleges violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claim that defendants knowingly issued materially false and misleading statements regarding our company's business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys' fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion was held on January 16, 2009. We expect that the Court will rule on the current motion to dismiss within the next several weeks.

        No provision has been made for the securities litigation because we believe that it is not probable that a liability had been incurred as of December 27, 2008.

  Stockholder Derivative Litigation

        On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which our company is named as a nominal defendant and certain of its directors and then officers are named as defendants under the caption "John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc." Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption "Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc." The plaintiffs filed these two later actions following our company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting our company to issue, materially false and misleading statements regarding our company's business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys' fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is to be filed 30 days after the Court in the stockholder class action enters a final ruling.

        No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of December 27, 2008.

  Commercial Litigation

        On February 20, 2009, we filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company ("Spansion"), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion has failed, in breach of Spansion's obligations under a purchase agreement entered into by us and Spansion, to pay us for probe cards that we designed, developed and manufactured pursuant to several purchase orders placed by Spansion with us pursuant to the agreement. The complaint states that as of

February 13, 2009, Spansion owed us $8,094,533 for probe cards delivered by us and not paid for by Spansion. In the complaint, we seek (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that we believe Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of us over Spansion's corporate assets and property, (iv) costs and (v) attorney's fees. As of the date of this Form 10-K, Spansion had not yet responded to the complaint.

        We believe that the factual allegations and circumstances underlying the legal proceedings in this Item 3 filed against us are without merit. We also believe that we do not have material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on our financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible we will incur significant, and possibly material, attorneys' fees, which may not be covered by our insurance policies. These legal proceedings may also divert our management's time and attention away from business operations, which could prove to be disruptive to our business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds our insurance coverage, could individually or in the aggregate adversely impact our financial condition, liquidity or results of operations.

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

Fiscal 2008	High	Low
First Quarter	$33.86	$16.17
Second Quarter	22.84	17.16
Third Quarter	22.48	15.56
Fourth Quarter	18.92	11.36

Fiscal 2007	High	Low
First Quarter	$47.91	$37.42
Second Quarter	46.61	38.50
Third Quarter	48.48	36.53
Fourth Quarter	47.25	30.90

        The closing sales price of our common stock on the Nasdaq Global Market was $14.48 per share on February 20, 2009. As of February 20, 2009, there were 80 registered holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2003 through December 31, 2008, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
FormFactor, Inc.	100.00	137.07	123.38	188.13	167.17	73.74
S & P 500	100.00	110.88	116.33	134.70	142.10	89.53
RDG Semiconductor Composite	100.00	79.86	89.16	84.15	94.72	47.83

        $100 invested on December 31, 2003, including reinvestment of dividends.

Item 6:    Selected Financial Data

        The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations".

	Fiscal 2008(1)(2)(3)	Fiscal 2007(3)	Fiscal 2006(3)	Fiscal 2005	Fiscal 2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$210,189	$462,191	$369,213	$237,495	$177,762
Cost of revenues	173,926	215,484	184,087	130,102	90,785

Gross profit	36,263	246,707	185,126	107,393	86,977
Operating expenses
Research and development	65,509	60,951	46,608	28,348	20,643
Selling, general and administrative	95,208	92,552	71,540	43,744	30,221
Restructuring	9,157	—	—	—	—
Impairment of long lived assets	4,400	—	—	—	—

Total operating expenses	174,274	153,503	118,148	72,092	50,864

Operating (loss) income	(138,011)	93,204	66,978	35,301	36,113
Interest income	12,446	22,508	15,183	4,282	2,450
Other income (expense), net	653	528	204	(1,091)	500

(Loss) income before income taxes	(124,912)	116,240	82,365	38,492	39,063
(Benefit from) provision for income taxes	(44,291)	43,350	25,148	8,310	13,885

Net (loss) income	$(80,621)	$72,890	$57,217	$30,182	$25,178

Net (loss) income per share available to common stockholders:
Basic	$(1.65)	$1.52	$1.27	$0.76	$0.67
Diluted	$(1.65)	$1.47	$1.21	$0.73	$0.63
Weighted-average number of shares used in per share calculations:
Basic	48,905	48,044	45,172	39,547	37,647
Diluted	48,905	49,557	47,193	41,590	40,054
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$522,894	$570,046	$492,394	$211,608	$191,483
Working capital	576,754	622,093	517,218	232,110	205,105
Total assets	785,710	855,322	694,473	381,361	302,566
Deferred stock based compensation, net	—	—	—	(2,495)	(5,413)
Total stockholders' equity	706,064	756,950	614,041	317,789	265,175

(1)
Fiscal 2008 operating results include an impairment charge of $4.4 million related to Singapore construction-in-progress assets (See Note 3 of Notes to the Consolidated Financial Statements).

(2)
Fiscal 2008 operating results include restructuring charges of $9.2 million relating to our global reorganization efforts. (See Note 5 of Notes to the Consolidated Financial Statements).

(3)
Effective December 31, 2005, the first day of fiscal 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" on a modified prospective basis. As a result, we have included stock-based compensation costs in our results of operations beginning in fiscal 2006. (See Note 9 of Notes to the Consolidated Financial Statements).

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

Overview

        We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, or the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers to design, develop and manufacture custom wafer probe cards. Each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary MicroSpring interconnect technology.

        The oversupply of memory devices in the early part of our fiscal 2008, coupled with the overall global economic downturn and uncertainty in fiscal 2008 had a significant impact on global semiconductor device manufacturing, which resulted in a significant decrease in demand and a challenging environment for our advanced wafer probe cards. Our revenues declined by 54.5%, or $252.0 million, in fiscal 2008 as compared to fiscal 2007. This revenue decline was in each of the product markets we address—Dynamic Random Access Memory, or DRAM, NAND and NOR Flash memory and System on a Chip, or SoC. These results were due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, semiconductor manufacturers' efforts to curtail spending and conserve cash by taking capacity offline, reducing production, delaying the transition to new technology nodes and postponing the implementation of tooling cycles. We expect the deteriorated market conditions for our semiconductor customers to continue or worsen in fiscal 2009, which could cause our DRAM-based revenue to further decline in light of the protracted oversupply of DRAM devices, the delay of probe card purchases by some of our DRAM customers and the delay of technology transitions by some of our DRAM customers.

        We incurred a net loss of $80.6 million in fiscal 2008 as compared to net income of $72.9 million for fiscal 2007, primarily due to lower revenues, the inclusion of $9.2 million of restructuring charges, $4.4 million of impairment charges related to long-lived assets, and $4.1 million in provision for bad debt reserve due to the heightened risk of non-payment of certain accounts receivable. We implemented two cost reduction plans in fiscal 2008 which consisted primarily of global workforce reductions, facility consolidation, and property and equipment impairments.

        We expect continued decline in demand for our products that address the DRAM, Flash and SoC markets to persist which will affect our revenues and profitability into fiscal 2009. Given the overall weakness of the United States economy and the global macroeconomy, and the current downturn in the semiconductor industry and its effects on demand for our products, we are unable to precisely forecast when or if revenues and profitability will return to previous levels.

        Our cash, cash equivalents and marketable securities totaled approximately $522.9 million as of December 27, 2008 as compared to $570.0 million at December 29, 2007. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in fiscal 2008. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the first quarter of fiscal 2009.

        In response to the continued deterioration in semiconductor market conditions, we are focusing on aligning our operations and improving our operating efficiency to achieve operating cash flow break-even in the current business environment and to better position our company for long-term, profitable growth. In January 2009, we initiated a global reorganization and cost reduction plan designed to lower the company's cash breakeven level in order to enable us to sustain ourselves financially in the current market environment. As part of the plan, we reduced our workforce by 22%. We also implemented certain non-severance measures that we expect to result in future cost savings.

        In addition, we are restructuring our operations through our global regionalization strategy by, for example, placing more decision-making in regions close to our semiconductor customers to enhance customer relationships, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts.

        We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

        Fiscal Year.    Fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 had 52 weeks each. Our fiscal year ends on the last Saturday in December.

        Revenues.    We derive substantially all of our revenues from product sales of wafer probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers' products are sold and market conditions in the semiconductor industry. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

        We design, manufacture and sell a fully custom product into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions

        Research and Development.    Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to improve and enhance existing technologies and to develop new technologies for current and new markets and for new applications. In fiscal 2008, our relative percentage of revenue expenditure on research and development increased as compared to our expenditures in our fiscal 2007 and fiscal 2006, primarily due to the decrease in revenues for fiscal 2008. We expect our relative investment in research and development to retain at the higher relative percentage of revenues for the short term, including through our fiscal 2009, due to our continued commitment to product improvement, and new product and technology development.

        Selling, General and Administrative.    Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, provision for doubtful accounts, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for enforcing our patent rights and regulatory compliance costs.

        Restructuring.    Restructuring charges include expenses related to employee termination severance pay and benefits and property, equipment and facility impairment charges incurred as part of our global cost reduction plans.

        Impairment of Long Lived Assets.    Asset impairment charges include charges associated with the write down of assets that have no future expected benefit or assets for which circumstances indicate that the carrying amount of these assets may not be recoverable.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting. Our accounting policies are fundamental to understanding our financial condition and results of operations reported in our financial statements and related disclosures. We have identified the following accounting policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates and assumptions on current facts, historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially and adversely from our estimates. Our management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

        Revenue Recognition:    We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," and all related interpretations. Revenue is recognized when all of the following criteria have been met:

  •
  When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

  •
  Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery. Revenues from product sales to our customers other than our distributor are recognized upon shipment or delivery depending on the terms of sale.

  •
  The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

  •
  Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of our customer as determined by credit checks and analysis, as well as our customer's payment history.

        In instances where final acceptance of our product, is specified by our customer, revenue is deferred until all acceptance criteria have been met.

        In multiple element arrangements, we determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting based on relative fair value of individual elements.

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

        Warranty Accrual:    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our gross margin could be adversely affected.

        Inventory Valuation:    We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or market. We review the adequacy of our inventory reserves on a quarterly basis and record adjustments to our inventory valuation for estimated obsolescence or non-saleable inventories equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. Inventory write downs once established are not reversed until the related inventory has been scrapped or sold.

        Allowance for Doubtful Accounts:    A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If a major customer's creditworthiness deteriorates, or if actual defaults are higher than our historical experience, or if other circumstances arise, our estimates of the recoverability of amounts due to us could be overstated, and additional allowances could be required, which could have an adverse impact on our revenue.

        Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of:    We account for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). We evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value or significant reductions in projected future cash flows.

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

        Accounting for Income Taxes:    We are subject to income taxes in the United States and numerous foreign jurisdictions. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on our estimates of income and the period over which our deferred tax assets would be recoverable. While management has considered taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period. We have evaluated the need for a valuation allowance against our deferred tax assets and based on the weight of the available evidence we have concluded that it is more likely than not we will be able to realize all of our U.S. deferred tax assets. We have also evaluated our foreign deferred tax assets related to certain net operating losses and have concluded that it is more likely than not that these assets will not be utilized and therefore, we have recorded a full valuation allowance for those deferred tax assets.

        Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Additionally, our current and deferred tax provision is based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between our tax provision and tax return may occur and such adjustments are recorded when identified.

        Effective at the beginning of the first quarter of fiscal 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") which is a change in accounting for income taxes. FIN 48 contains a two-step recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" ("SFAS 109"). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made. As a result of the implementation of FIN 48, our tax assets and liabilities did not differ from the assets and liabilities before adoption; therefore, we did not record any adjustments as of the adoption date. In addition, consistent with the provisions of FIN 48, we reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash was not anticipated within one year of the balance sheet date and we were unable to make a reasonably reliable estimate when cash settlement with a taxing authority would occur. At the adoption date of December 31, 2006, we had $16.7 million of total gross unrecognized tax benefit of which $14.0 million (net of federal impact on state benefit) of unrecognized tax benefits would impact our effective tax rate if recognized. See Note 10—Income Taxes in the Notes Consolidated Financial Statements in this Form 10-K, for additional information.

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

        We have concluded that it is still more likely than not that we will be able to realize all of our domestic deferred tax assets. For the deferred tax assets resulting from foreign net operating losses we have concluded that it is more likely than not that this asset will not be utilized and therefore, we have recorded a full valuation allowance for those deferred tax assets.

        We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between our tax provision and tax return may occur and such adjustments are recorded when identified.

        Stock-Based Compensation:    In accordance with SFAS No. 123 (revised 2004), we measure compensation expense for all employee share-based payment awards using a fair value based method, reduced by estimated award forfeitures, and record such expense in our consolidated statements of operations.

        We consider our accounting policy for share-based compensation to be critical as determining the fair value of awards involves the use of significant estimates and assumptions. We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The Black-Scholes option-pricing model requires the use of input assumptions, including the expected life, expected price volatility of the underlying stock, expected dividend yield and risk-free interest rate. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, changes to the input assumptions can materially affect the fair value of our employee stock options. SFAS No. 123(R) also requires us to develop an estimate of the number of share-based payment awards that we expect to vest. We consider many factors when estimating expected forfeitures, including the type of award and historical experience, and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

        The most significant assumptions impacted by management's judgment are the expected volatility and the expected life of the options. We base the risk-free interest rate on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model.

        Expected volatility.    The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of traded options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

        Expected life.    The expected life also has a significant effect on the value of the option. The longer the term, the more time the option holder has to allow the stock price to increase without a cash investment and thus, the more valuable the option. Further, longer option terms provide more opportunity to exploit market highs. However, employees are not required to wait until the end of the contractual term of a nontransferable option to exercise. Accordingly, we are required to estimate the expected term of the option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulleting No. 110. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

        We review our valuation assumptions at each grant date and, as a result, we are likely to change our valuation assumptions used to value stock based awards granted in future periods. Changes to the input assumptions could materially affect the estimated fair value of our share-based payment awards.

Results of Operations

        The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues	82.7	46.6	49.9

Gross margin	17.3	53.4	50.1
Operating expenses:
Research and development	31.2	13.2	12.6
Selling, general and administrative	45.3	20.0	19.4
Restructuring	4.3	—	—
Impairment of long lived assets	2.1	—	—

Total operating expenses	82.9	33.2	32.0
Operating (loss) income	(65.6)	20.2	18.1
Interest income, net	5.9	4.9	4.1
Other income (expense), net	0.3	0.1	0.1

(Loss) income before income taxes	(59.4)	25.2	22.3
(Benefit from) provision for income taxes	(21.0)	9.4	6.8

Net (loss) income	(38.4)%	15.8%	15.5%

Fiscal Years Ended December 27, 2008 and December 29, 2007

Revenues

	Fiscal 2008	Fiscal 2007	(Decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$139,537	$328,019	$(188,482)	(57.5)%
Flash	38,430	88,958	(50,528)	(56.8)
SoC	32,222	45,214	(12,992)	(28.7)

Total revenues	$210,189	$462,191	$(252,002)	(54.5)%

        Total revenues declined by 54.5%, or $252.0 million, in fiscal 2008 as compared to fiscal 2007 primarily due to weak demand for our advanced wafer probe cards caused by the downturn in the semiconductor market. For certain of our products we also experienced pricing pressure in light of the availability of competitive products, which also contributed to the decrease in revenues.

        Our revenues for fiscal 2008 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment decreased significantly in fiscal 2008 compared to fiscal 2007 primarily due to weak market conditions in which DRAM device pricing fell precipitously, to pricing pressure from our customers on certain of our DRAM products due to the competitive environment, and from increased competition. Given the price trend of DRAM devices in fiscal 2008, our customers that manufacture DRAM devices took certain actions to curtail spending and conserve cash, including decisions to delay test capacity expansions and ramping of key devices.

        Revenues from sales to Flash memory device manufacturers also decreased significantly in fiscal 2008 compared to fiscal 2007 primarily due to sales decline of our NOR Flash wafer probe cards in light of the reduced product ordering pattern of one of our primary NOR Flash device customers, to pricing pressure from our customers on certain of our Flash products due to the competitive environment, and from increased competition for full wafer contactor products in the NAND flash market. Market conditions for Flash memory devices weakened during fiscal 2008 and, as a consequence, our customers that manufacture Flash memory devices took certain actions similar to our DRAM customers which. in turn, impacted the demand for our products. The weakness in NOR Flash can be attributed to certain key customers pushing their production ramp of 65-nanometer into 2009. We also experienced market share reduction as a result of pricing pressure on certain Flash memory products due to the competitive environment.

        Revenues from manufacturers of SoC devices decreased in fiscal 2008 as compared to fiscal 2007 primarily due to delayed production ramp of a key customer's ongoing transition to advanced technology nodes in both chipset application and high performance flip-chip microprocessors, which are used in personal computer, gaming and graphics applications. This revenue decline was partly offset by growth in the Wire-bond SoC market segment.

        We have experienced continued pressure on revenues resulting from the global economic downturn and continued economic uncertainty, particularly as it relates to the lower demand for devices manufactured by our semiconductor customers. We expect weak demand for our products that address the DRAM, Flash and SoC segments to persist, which will affect our revenues and profitability into fiscal 2009. If our customers continue to defer purchases of our products until general economic and semiconductor market conditions improve, our business and operating results will be adversely affected. Given the nature of the global macroeconomic weakness, the current downturn in the semiconductor industry and its effects on demand for our products, we are unable to precisely forecast when or if revenues and profitability will return to previous levels.

Revenue by Geographic Region

        The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2008	% of Revenues	Fiscal 2007	% of Revenues
	(In thousands)
Japan	$93,372	44.4%	$194,309	42.0%
North America	45,842	21.8	82,085	17.8
Taiwan	43,015	20.5	129,934	28.1
South Korea	16,705	7.9	24,758	5.4
Europe	11,255	5.4	31,105	6.7

Total revenues	$210,189	100.0%	$462,191	100.0%

        Geographic revenue information is based on the location to which we send the customer invoices. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues. The decrease in revenues across all geographic regions was due to generally to the semiconductor industry downturn, characterized by weak demand for semiconductor devices, delayed production ramps and weak device pricing environments.

Gross Profit

	Fiscal 2008	Fiscal 2007
	(In thousands)
Gross profit	$36,263	$246,707
Gross margin	17.3%	53.4%

        Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For fiscal 2008, gross margin declined compared to fiscal 2007 primarily due to the significant decline in revenue driving lower factory utilization, thereby increasing unit manufacturing costs, as well as inventory write-downs and declines in average selling prices. This decline was partially mitigated by lower personnel costs as a result of our fiscal 2008 global cost reduction plans. Excess custom inventories are not uncommon as our advanced wafer probe cards are custom designs that must be delivered on relatively short lead-times, and often requires us to acquire and start certain production activities prior to a firm customer commitment. Charge-offs to inventories increased from $12.7 million or 2.7% of revenues in fiscal 2007 to $16.3 million or 7.7% of revenues in fiscal 2008 due primarily to customer cancellations. Gross margin for fiscal 2008 includes stock-based compensation expense of $4.8 million, or 2.2% of revenue compared to $5.4 million, or 1.2% of revenue for fiscal 2007. The decline, in absolute dollars, was primarily as a result of reductions in headcount as a result of our 2008 global cost reduction plans.

        In future periods, we may be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products. Additionally, near term gross margins will likely be adversely affected by lower levels of product revenues in comparison to the same periods in the prior fiscal year.

Research and Development

	Fiscal 2008	Fiscal 2007
	(In thousands)
Research and Development	$65,509	$60,951
% of revenues	31.2%	13.2%

        Research and development expenses increased in absolute dollars in fiscal 2008 as compared to fiscal 2007 primarily due to an increase in product development related costs offset by a decrease in personnel costs. During fiscal 2008, expenses related to new technology and product development increased $5.2 million, and depreciation and facilities and information technology allocations increased $0.7 million due to investment in research and development facilities and development equipment. In fiscal 2008 personnel costs decreased $1.3 million due to the work force reductions as well as the temporary suspension of our company's key employee bonus and profit sharing plans. Stock-based compensation included within research and development was $5.0 million for fiscal 2008 compared to $5.2 million for fiscal 2007, with the decrease in absolute dollars being primarily due to reductions in headcount as a result of our 2008 global reorganization plans.

        As a percent of revenues, research and development expenses increased in fiscal 2008 as compared to fiscal 2007 primarily due to the declining revenue base.

        Our future operating results depend significantly on our ability to timely deliver reliable, cost-effective products that meet our customers' testing requirements and that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial investments in our research and development. We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and logic products, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Fiscal 2008	Fiscal 2007
	(In thousands)
Selling, general and administrative	$95,208	$92,552
% of revenues	45.3%	20.0%

        Selling, general and administrative expenses increased in absolute dollars in fiscal 2008 compared to fiscal 2007 primarily due to an increase in legal costs and allowance for doubtful accounts offset in part by a decrease in personnel costs. During fiscal 2008, outside legal services incurred for protecting our intellectual property portfolio, tax services and other expenses increased by approximately $5.1 million, provision for doubtful debts increased by $4.1 million primarily due to the heightened risk of collection from a customer, and personnel related costs decreased by approximately $2.7 million primarily due to the work force reductions as well as the temporary suspension of our key employee bonus plan and profit sharing plan. In addition, stock-based compensation included within selling, general and administrative expense was $12.4 million for fiscal 2008 compared to $15.3 million for fiscal 2007, the decrease being primarily due to reductions in headcount as a result of our 2008 global reorganization plans.

        As a percent of revenue, selling, general and administrative expenses increased in fiscal 2008 as compared to fiscal 2007 primarily due to the declining revenue base.

Restructuring

	Fiscal 2008	Fiscal 2007
	(In thousands)
Restructuring Charges	$9,157	$—
% of revenues	4.3%	0.0%

        In both the first and second quarters of fiscal 2008, we implemented global cost reduction plans that included reducing our global workforce. As part of the first quarter action, our workforce was reduced by 14% and as part of the second quarter action, we reduced our workforce by 12%. The first quarter action also included facility consolidation charges related to vacating buildings in Livermore, California. Both plans were implemented to restructure our company to better align with the market environment. All expenses, including adjustments associated with our restructuring plans are included in "Restructuring" in the Consolidated Statements of Operations. During fiscal 2008, we paid $6.9 million, representing substantially all of the employee related expenses for the cost reduction plans and $0.3 million primarily related to a non-cancellable contract. The remaining employee-related charges will be paid in the first half of fiscal 2009. See Note 5 of Notes to the Consolidated Financial Statements.

Impairment of long-lived assets

	Fiscal 2008	Fiscal 2007
	(In thousands)
Impairment of long-lived assets	$4,400	$—
% of revenues	2.1%	0.0%

        In the fourth quarter of fiscal 2008, we recorded an impairment charge of $4.4 million related to construction in-progress assets in Singapore based on our decision not to proceed with the construction of a new manufacturing facility at the proposed site in Singapore. The impaired construction-in-progress assets consisted primarily of building design costs as well as costs of temporary construction structures.

Interest and Other Income (Expense), Net

	Fiscal 2008	Fiscal 2007
	(In thousands)
Interest income (expense)	$12,446	$22,508
% of revenues	5.9%	4.9%
Other income (expense), net	$653	$528
% of revenues	0.3%	0.1%

        The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower interest rates and lower average cash balances during fiscal 2008 as compared to fiscal 2007. Seeking greater investment safety, we re-allocated our investment securities from longer maturity, higher yield municipal securities to U. S. government and agency shorter maturity securities during fiscal 2008. Weighted average yields for fiscal 2008 and fiscal 2007 were 2.29% and 4.39%, respectively. Cash, cash equivalents, restricted cash and marketable securities totaled $523.6 million at December 27, 2008 compared to $572.2 million at December 29, 2007 with the decrease caused by our company's use of cash for operating activities in fiscal 2008, partially offset by cash provided by investing and financing activities. Other income (expense) for fiscal 2008 consisted primarily of realized gains related to the sale of investments and net foreign currency gains related to Japanese Yen, offset in part by bank fees. Other income (expense) for fiscal 2007 consisted primarily of net foreign currency gains related to Japanese Yen, miscellaneous income, offset by bank fees.

(Benefit from) Provision for Income Taxes

	Fiscal 2008	Fiscal 2007
	(In thousands)
(Benefit from) provision for income taxes	$(44,291)	$43,350
Effective tax rate	(35.5)%	37.3%

        Our effective income tax rate was a benefit 35.5% in fiscal year 2008 versus a provision of 37.3% in fiscal 2007. The fiscal 2008 benefit was negatively impacted by tax charges for tax losses in Singapore but was positively impacted by the reinstatement of the U.S. federal research and development credit and the favorable resolution of issues related to our company's 2004-2006 IRS examination during 2008. The Singapore losses are due to the initial phase of a worldwide structure implemented to align our worldwide affiliates with the geographic mix of our customers. In 2007, we initiated the first phase of our current plan to establish operations in Singapore to provide operational and financial services to the region. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property. Tax charges to implement the new structure negatively impacted the effective tax rate by approximately 4 and 7 percentage points in fiscal 2008 and 2007, respectively. These charges consisted primarily of payments associated with our intellectual property shared between Singapore and the U. S. We anticipate that our effective tax rate will be in the mid 30% range in fiscal 2009 and possibly a lower rate in future years depending on profitability and the taxing jurisdiction as we begin to realize operational and tax efficiencies resulting from this alignment plan and improvement of the current economic and semiconductor industry climate.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the research tax credit was retroactively extended through January 1, 2010 from December 31, 2007. This extension of the credit benefited our fourth quarter and full year effective tax rate by less than one percentage point. The California 2008-2009 Budget Bill (Assembly Bill 1452), enacted on September 30, 2008, resulted in two temporary changes to the California income tax. First, the bill suspends the use of net operating loss carryovers for the fiscal 2008 and 2009. Second, the bill limits the use of research tax credit carryovers to no more than 50% of the tax liability before credits. While these changes did not affect our 2008 effective tax rate, they may impact our 2009 tax provision depending on our profitability in 2009.

Fiscal Years Ended December 29, 2007 and December 30, 2006

Revenues

	Fiscal 2007	Fiscal 2006	Increase (decrease)	Change %
	(In thousands)
Revenues by Market:
DRAM	$328,019	$272,153	$55,866	20.5%
Flash	88,958	58,162	30,796	52.9
SoC	45,214	38,898	6,316	16.2

Total revenues	$462,191	$369,213	$92,978	25.2%

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

        Revenues from manufacturers of SoC devices increased primarily due to the new technology node transition for area array flip-chip microprocessor products and existing and key customers' engagements for our TrueScale applications in the mobile communications, digital consumer, and automotive controller markets.

Revenue by Geographic Region

	Fiscal 2007	% of Revenues	Fiscal 2006	% of Revenues
	(In thousands)
North America	$82,085	17.8%	$109,037	29.5%
Europe	31,105	6.7	25,965	7.0
Japan	194,309	42.0	110,767	30.0
South Korea	24,758	5.4	25,543	7.0
Taiwan	129,934	28.1	97,901	26.5

Total revenues	$462,191	100.0%	$369,213	100.0%

        Geographic revenue information is based on the location to which we send the customer invoices. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, revenues derived from sales to such customers are reflected in North America revenues. The decrease in revenues in North America was due primarily to decreased sales related to product transitions combined with decreased customer demand resulting from new product delays. The increase in the percentage of revenues in Japan was primarily due to increased demand from one customer as a result of a major 70 nanometer and 1 GB tooling cycle. The increase in percentage of revenues in Asia Pacific was primarily due to growth in our business with Taiwan and South Korean customers and strong demand related to 70 nanometer and 1 GB transitions. Revenues in Europe were primarily flat year over year as a percent of total revenue.

Gross Profit

	Fiscal 2007	Fiscal 2006
	(In thousands)
Gross profit	$246,707	$185,126
Gross margin	53.4%	50.1%

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

        Research and development expenses increased for fiscal 2007 as compared to fiscal 2006 primarily due to an increase in personnel, new technology, product development related costs and facility expansion. Personnel costs increased $6.1 million due to increased headcount while expenses related to new technology and product development increased $6.4 million. Facilities related costs and depreciation increased $1.8 million due to new investment in R&D equipment and facilities expansion at our Livermore, California, facilities while stock-based compensation remained fairly consistent for the same periods. We continued the development of our next generation parallelism architecture and products, fine pitch memory and SoC products, advanced MicroSpring interconnect technology and new process technologies. We also made incremental investments in new technologies and products as we focus on new market opportunities.

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

        The increase in interest income was due to larger cash, cash equivalents and marketable securities balances throughout fiscal 2007 compared to fiscal 2006 while yields remained relatively flat. Cash, cash equivalents, restricted cash and marketable securities increased to $572.3 million at December 29, 2007 compared to $494.6 million at December 30, 2006. Other income for both fiscal 2007 and 2006 was mainly comprised of foreign currency gains, primarily related to Japanese Yen, and other expense.

Provision for Income Taxes

	Fiscal 2007	Fiscal 2006
	(In thousands)
Provision for income taxes	$43,350	$25,148
Effective tax rate	37.30%	30.50%

        Our effective income tax rate was 37.3% in fiscal 2007 and 30.5% in fiscal 2006. The fiscal 2007 provision was impacted by tax charges related to our plan to align the structure of our worldwide affiliates with the geographic mix of our customers. To effect this alignment, we initiated the first phase of our current plan to establish operations in Singapore to provide operational and financial services to the region. A significant element of the new structure involves the sharing of certain expenses related to the ongoing development of intangible property. Tax charges to implement the new structure impacted the fiscal 2007 effective tax rate by approximately 7 percentage points. These charges consisted primarily of royalty prepayments associated with the buy-in for our transfer of intellectual property to Singapore that will be taxed in the U. S. and the loss of certain U.S. tax deductions related to research and development and certain other administration expenses. We anticipate that our effective tax rate will be in the mid 30% range in fiscal 2008 and 2009, and possibly a lower rate in future years, as we begins to realize operational and tax efficiencies resulting from this alignment plan.

Liquidity and Capital Resources

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in thousands)
Working capital	$576,754	$622,093	$517,218
Cash and cash equivalent and marketable securities	522,894	570,046	492,394

        Working capital:    The decrease in working capital in fiscal 2008 was primarily due to a decrease in our cash, cash equivalents and marketable securities balances caused by our company's use of cash for operating activities in fiscal 2008, partially offset by cash provided by investing and financing activities.

        Cash, cash equivalents and marketable securities:    Cash and cash equivalents consist of deposits held at major banks, money market funds and U. S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U. S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $4.8 million held by our foreign subsidiaries as of December 27, 2008.

        Days sales outstanding from receivables, or DSO, was 87 days at December 27, 2008 compared with 45 days at December 29, 2007. The increase in DSO is primarily due to the increase in mix of customers with longer standard payment terms. In addition, with the recent challenges in the semiconductor market, a few of our customers which are in cash preservation mode are extending payments past their due dates.

	Fiscal 2008	Fiscal 2007	Fiscal 2006
	(Dollars in thousands)
Cash (used in) provided by operating activities	$(24,370)	$84,802	$105,373
Cash provided by (used for) investing activities	40,743	(95,085)	(67,332)
Cash provided by financing activities	5,950	41,480	214,914

        Cash flows from operating activities:    Net cash used in operating activities was primarily driven by the operating loss of $80.6 million incurred during the fiscal year ended December 27, 2008. Non-cash charges included in net loss consisted of $32.2 million of depreciation and amortization, $22.9 million of stock-based compensation, $16.3 million in reserves for excess and obsolete inventory, $4.1 million in reserves for doubtful accounts and $4.4 million of asset impairment charges. The net change in operating assets and liabilities in the fiscal year ended December 27, 2008 of $5.1 million consisted primarily of an increase in inventories and refundable income taxes and increase in an accounts payable and accrued liabilities, offset by a decrease in accounts receivable.

        Cash flows from investing activities:    The cash flows provided by investing activities in fiscal 2008 primarily relate to the proceeds from the sale and maturities of a portion of our investment portfolio consisting primarily of municipal bonds offset in part by the purchase of U.S. government and agency securities. In addition, cash was used for capital expenditures in support of new product technology, factory capability, and service center and information technology system upgrades.

        We carefully monitor our investments to minimize risks and have not experienced other-than-temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the recent economic turmoil in the credit markets.

        Cash flows from financing activities:    The cash flows provided by financing activities in fiscal 2008 were primarily attributable to net proceeds from the exercise of stock options and purchases under our 2002 Employee Stock Purchase Plan, or ESPP. Tax benefits related to the exercise of stock options during the fiscal year ended December 27, 2008 were significantly lower than tax benefits for the fiscal year ended December 29, 2007 due to the decrease in stock option exercises.

        Our available cash, cash equivalents and marketable securities declined in each quarter of fiscal 2008. Given the uncertainty in the global economy and the downturn in the semiconductor industry coupled with the decrease in demand for our products, we are focusing on improving our operating efficiency to achieve operating cash flow break even. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. We are also considering to establish manufacturing and technology partnerships, or to seek short- and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the first quarter of fiscal 2009.

        The following table describes our commitments to settle contractual obligations in cash as of December 27, 2008:

	Payments Due In Fiscal Years
	2009	2010-2011	2012-2013	After 2013	Total
	(In thousands)
Operating leases	$5,179	$8,555	$3,630	$5,050	$22,414
Inventory purchase obligations	2,519	—	—	—	2,519

Total	$7,698	$8,555	$3,630	$5,050	$24,933

        The table above excludes our liability for unrecognized tax benefits, which totaled $16.7 million as of December 27, 2008 and are classified as deferred and other long-term tax liabilities on our consolidated balance sheets. As of December 27, 2008, the settlement period for our income tax liabilities cannot be determined; however, it is not expected to be due within the next twelve months.

Off-Balance Sheet Arrangements

        As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2008 we were not involved in any such off-balance sheet arrangements.

Indemnification Agreements

        We from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of our customers in the event that our wafer probe cards infringe a third party's intellectual property and our lessors in connection with facility for leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of December 29, 2007.

        We believe that substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

Recent Accounting Pronouncements

        Please refer to the discussion of our recent accounting pronouncements in Note 2 -Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Form 10-K.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

        Foreign Currency Exchange Risk.    We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. The Company recognized net gain of $0.8 million for the fiscal year ended December 27, 2008, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our financial statements under other expense.

        Interest Rate Sensitivity.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, municipal bonds and notes and money market funds. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. If overall interest rates had fallen by 10% in fiscal 2007, our reported interest income would have declined approximately $1.3 million, assuming consistent investment levels.

Item 8:    Financial Statements and Supplementary Data

Consolidated Financial Statements

        The consolidated financial statements and supplementary data of FormFactor required by this item are included in the section entitled "Consolidated Financial Statements" of this Annual Report on Form 10-K. See Item 15(a)(1) for a list of our consolidated financial statements.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as defined in the Securities Exchange Act, as amended ("Exchange Act") Rule 13a-15(e) and 15d-15(e) as of December 27, 2008 in connection with the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2008, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC and is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

        Our company's financial statements in this Form 10-K fairly present, in all material respects, the financial condition, results of operations and cash flows of our company as of and for the periods presented in accordance with generally accepted accounting principles in the United States.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for our company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2008. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment under the framework in Internal Control—Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 27, 2008.

        The effectiveness of our internal control over financial reporting as of December 27, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K

Material Weakness Previously Identified

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

Management's Remediation of the Material Weakness

        During the fourth quarter of fiscal 2008, management completed the remedial actions described below. The remediation plan addressed the design of controls and revision of procedures regarding inventory valuation and included:

  •
  Analysis of changes in the level of excess and obsolete inventory by category,

  •
  Separate re-performance of excess and obsolete inventory calculation,

  •
  Hiring personnel with requisite experience and providing ongoing training and supervision, and

  •
  Implementation and independent testing of new software functionality for valuing inventory using our financial system.

Changes in Internal Control over Financial Reporting

        Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated our "internal control over financial reporting" as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal control over financial reporting occurred during the fourth quarter of fiscal 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, changes during the fourth quarter of fiscal 2008 are described above under "Management's Remediation of the Material Weakness."

Limitations on the Effectiveness of Controls

        Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CEO and CFO Certifications

        We have attached as exhibits to this Form 10-K the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 9A be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

Item 9B:    Other Information

        None.

 PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, appears in our Proxy Statement, under the section entitled "Proposal No. 1—Election of Directors". Information regarding the nomination and election of our company's Class III directors, who are James A. Prestridge, and Harvey A. Wagner, also appears under the section entitled "Proposal No. 1—Election of Directors" in our Proxy Statement. The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

        For information with respect to our directors and executive officers, see Part I, Item 1 of this Annual Report on Form 10-K under the section entitled "Directors and Executive Officers".

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

Item 11:    Executive Compensation

        Information concerning executive officer compensation and related information appears in our Proxy Statement under the section entitled "Compensation Discussion and Analysis", "Executive Compensation and Related Information", "Report of the Compensation Committee" and "Proposal No. 1—Election of Directors—Compensation Committee Interlocks and Insider Participation". Information concerning director compensation and related information appears in our Proxy Statement under the section entitled "Proposal No. 1—Election of Directors". The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

Item 13:    Certain Relationships and Related Transactions, and Director Independence

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)	Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.
  (b)
  Exhibits: The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number		Exhibit Description
21.01		List of Registrant's subsidiaries.
23.01		Consent of Independent Registered Public Accounting Firm.
24.01		Power of Attorney (included in the signature page of this Form 10-K).
31.01		Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02		Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*
This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 27th day of February 2009.

FORMFACTOR, INC.
By:	/s/ JEAN B. VERNET Jean B. vernet Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

        KNOW BY ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Jean B. Vernet and Stuart L. Merkadeau, and each of them, the undersigned's true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, including amendments, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer and Director:
/s/ MARIO RUSCEV Dr. Mario Ruscev	Chief Executive Officer and Director	February 27, 2009
Principal Financial Officer and Principal Accounting Officer:
/s/ JEAN B. VERNET Jean B. Vernet	Chief Financial Officer and Senior Vice President	February 27, 2009

Signature	Title	Date
Additional Directors:
/s/ IGOR Y. KHANDROS Dr. Igor Y. Khandros	Executive Chairman of the Board	February 27, 2009
/s/ LOTHAR MAIER Lothar Maier	Director	February 27, 2009
/s/ HOMA BAHRAMI Homa Bahrami	Director	February 27, 2009
/s/ THOMAS J. CAMPBELL Dr. Thomas J. Campbell	Director	February 27, 2009
/s/ HARVEY A. WAGNER Harvey A. Wagner	Director	February 27, 2009
/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	February 27, 2009
/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	February 27, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 27, 2008 and December 29, 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10 K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 26, 2009

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 27, 2008	December 29, 2007
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$337,926	$315,232
Marketable securities	184,968	254,814
Accounts receivable, net of allowance for doubtful accounts of $4,220 at December 27, 2008 and $74 at December 29, 2007, respectively	34,127	69,486
Inventories	18,788	29,309
Deferred tax assets	23,039	17,995
Refundable income taxes	29,413	2,043
Prepaid expenses and other current assets	14,702	13,461

Total current assets	642,963	702,340
Restricted cash	680	2,250
Property and equipment, net	113,813	130,882
Deferred tax assets	20,580	10,038
Other assets	7,674	9,812

Total assets	$785,710	$855,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,214	$42,893
Accrued liabilities	25,693	30,029
Income taxes payable	1,904	1,328
Deferred revenue	4,946	5,535
Deferred rent	452	462

Total current liabilities	66,209	80,247
Long-term income taxes payable	7,732	12,248
Deferred rent and other liabilities	5,705	5,877

Total liabilities	79,646	98,372

Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,062,308 and 48,642,258 shares issued and outstanding at December 27, 2008 and December 29, 2007, respectively	49	49
Additional paid-in capital	602,295	573,553
Accumulated other comprehensive income	1,922	929
Retained earnings	101,798	182,419

Total stockholders' equity	706,064	756,950

Total liabilities and stockholders' equity	$785,710	$855,322

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(In thousands, except per share data)
Revenues	$210,189	$462,191	$369,213
Cost of revenues	173,926	215,484	184,087

Gross profit	36,263	246,707	185,126
Operating expenses:
Research and development	65,509	60,951	46,608
Selling, general and administrative	95,208	92,552	71,540
Restructuring	9,157	—	—
Impairment of long-lived assets	4,400	—	—

Total operating expenses	174,274	153,503	118,148

Operating (loss) income	(138,011)	93,204	66,978
Interest income	12,446	22,508	15,183
Other income (expense), net	653	528	204

(Loss) income before income taxes	(124,912)	116,240	82,365
(Benefit from) provision for income taxes	(44,291)	43,350	25,148

Net (loss) income	$(80,621)	$72,890	$57,217

Net (loss) income per share:
Basic	$(1.65)	$1.52	$1.27

Diluted	$(1.65)	$1.47	$1.21

Weighted-average number of shares used in per share calculations:
Basic	48,905	48,044	45,172

Diluted	48,905	49,557	47,193

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additonal Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
	(In thousands, except per share data)
Balances, December 31, 2005	40,236,686	$40	$268,291	$(2,495)	$(359)	$52,312	$317,789
Issuance of common stock in connection with follow-on public offering, net of issuance costs	5,000,000	5	181,860	—	—	—	181,865
Issuance of common stock pursuant to exercise of options for cash	1,396,751	2	15,983	—	—	—	15,985
Issuance of common stock pursuant to vesting of restricted stock units	18,108	—	60	—	—	—	60
Issuance of common stock under the Employee Stock Purchase Plan	209,789	—	4,489	—	—	—	4,489
Tax benefit from exercise of common stock options	—	—	14,487	—	—	—	14,487
Reclassification of unamortized stock-based compensation upon adoption of SFAS 123(R)	—	—	(2,495)	2,495	—	—	—
Stock-based compensation	—	—	22,034	—	—	—	22,034
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	53	—	53
Translation adjustments	—	—	—	—	62	—	62
Net income	—	—	—	—	—	57,217	57,217

Comprehensive income							57,332

Balances, December 30, 2006	46,861,334	47	504,709	—	(244)	109,529	614,041
Issuance of common stock pursuant to exercise of options for cash	1,498,847	2	26,998	—	—	—	27,000
Issuance of common stock pursuant to vesting of restricted stock units	28,824	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	253,253	—	6,564	—	—	—	6,564
Tax benefit from exercise of common stock options	—	—	9,191	—	—	—	9,191
Stock-based compensation	—	—	26,091	—	—	—	26,091
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	1,114	—	1,114
Translation adjustments	—	—	—	—	59	—	59
Net income	—	—	—	—	—	72,890	72,890

Comprehensive income							74,063

Balances, December 29, 2007	48,642,258	49	573,553	—	929	182,419	756,950
Issuance of common stock pursuant to exercise of options for cash	113,200	—	571	—	—	—	571
Issuance of common stock pursuant to vesting of restricted stock units	20,501	—	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	286,349	—	5,108	—	—	—	5,108
Tax benefit from exercise of common stock options	—	—	526	—	—	—	526
Stock-based compensation	—	—	22,537	—	—	—	22,537
Components of other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	—	—	248	—	248
Translation adjustments	—	—	—	—	745	—	745
Net loss	—	—	—	—	—	(80,621)	(80,621)

Comprehensive income							(79,628)

Balances, December 27, 2008	49,062,308	$49	$602,295	$—	$1,922	$101,798	$706,064

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(In thousands)
Cash flows from operating activities:
Net income	$(80,621)	$72,890	$57,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,181	26,804	22,093
Stock-based compensation expense	22,868	25,920	21,619
Deferred income benefits	(15,281)	(9,172)	(5,604)
Excess tax benefits from equity based compensation plans	(273)	(7,917)	(12,515)
Provision for doubtful accounts receivable	4,147	—	—
Provision for excess and obsolete inventories	16,268	12,695	17,598
Loss on disposal of property and equipment	593	312	377
Non-cash restructuring	980	—	—
Impairment of long-lived assets	4,400	—	—
Changes in assets and liabilities:
Accounts receivable	31,206	(14,911)	(10,596)
Inventories	(6,052)	(22,901)	(17,706)
Prepaids and other current assets	(174)	(2,637)	(5,891)
Refundable income taxes	(27,373)	—	—
Other assets	2,303	(8,835)	(570)
Accounts payable	(1,596)	5,008	7,649
Accrued liabilities	(3,534)	(5,259)	10,917
Income tax payable	(3,396)	14,612	15,052
Deferred rent	(425)	(45)	2,048
Deferred revenues	(591)	(1,762)	3,685

Net cash (used in) provided by operating activities	(24,370)	84,802	105,373

Cash flows from investing activities:
Acquisition of property and equipment	(30,245)	(48,656)	(38,136)
Purchases of marketable securities	(273,928)	(225,964)	(278,612)
Proceeds from maturities of marketable securities	56,015	41,325	66,615
Proceeds from sales of marketable securities	287,331	138,210	182,801
Release of restricted cash	1,570	—	—

Net cash provided by (used) in investing activities	40,743	(95,085)	(67,332)

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	5,679	33,563	202,399
Excess tax benefits from equity based compensation plans	271	7,917	12,515

Net cash provided by financing activities	5,950	41,480	214,914

Effect of exchange rate changes on cash and cash equivalents	371	(96)	(41)
Net increase in cash and cash equivalents	22,694	31,101	252,914
Cash and cash equivalents, beginning of year	315,232	284,131	31,217

Cash and cash equivalents, end of year	$337,926	$315,232	$284,131

Non-cash financing activities:
Purchases of property and equipment through accounts payable and accruals	$9,720	$17,392	3,823
Supplemental disclosure of cash flow information:
Income taxes paid (refunded)	$(1,230)	$41,237	$17,630

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1—Formation and Business of the Company:

        FormFactor, Inc., which was incorporated in Delaware on April 15, 1993 (the "Company"), designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. The Company is based in Livermore, California, home to its corporate offices, research and development, and manufacturing locations. The Company has facilities in United States, Japan, Germany, Taiwan, Italy, South Korea, Singapore and the People's Republic of China.

  Fiscal Year

        Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 27, 2008, December 29, 2007, and December 30, 2006, respectively, consisted of 52 weeks.

  Reclassifications

        Certain prior period balances have been reclassified to conform to the current period presentation.

Note 2—Summary of Significant Accounting Policies:

  Basis of Consolidation and Foreign Currency Translation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

        Translation gains and losses resulting from the process of remeasuring into the United States of America dollar, the foreign currency financial statements of the Company's wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders' equity as a component of accumulated other comprehensive income.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, valuation and recognition of stock-based compensation, provision for income taxes and related deferred tax assets, valuation and tax liabilities and accruals for other liabilities. Actual results could differ from those estimates.

  Foreign Exchange Management

        The Company transacts business in various foreign currencies, primarily the Japanese Yen. The Company enters into forward foreign exchange contracts in an effort to mitigate the risks associated

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

with currency fluctuations on certain foreign currency balance sheet exposures. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures and backlog are recognized as other income (expense), net in the accompanying consolidated statements of operations in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. The Company does not use derivative financial instruments for trading or speculative purposes.

        Net foreign currency realized gains were $1.3 million and $58,000 for fiscal 2008, fiscal 2007, respectively. Realized net foreign currency loss was $524,000 for fiscal 2006.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments with original or remaining maturities of three months or less, at the date of purchase, to be cash equivalents. Cash and cash equivalents include money market and deposit accounts.

  Marketable Securities

        The Company classifies its marketable debt securities as "available-for-sale". All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized. At December 27, 2008, the Company's net unrealized gains on marketable securities were $1.4 million. Realized gains and losses on sale of all such securities are reported in earnings, computed using the specific identification cost method.

        The Company's fair value determination for its marketable securities is based either on quoted prices for such security or an assessment of an investment's value based on the creditworthiness and interest yield to maturity of the individual security using information provided from commercial financial pricing services.

  Other-Than-Temporary Impairment

        We consider a number of factors in determining other-than-temporary impairment. An indicator of impairment for our marketable debt securities is a non-recoverable decline in market price below the amount recorded for that investment. We also consider factors such as our investment horizon, the length of time and the extent to which market value has been less than cost, the reasons for the decline in market price, whether industry-wide or issuer-specific, the issuer's financial condition, capital strength and near-term prospects, as well as its ability to make timely future payments, and any changes in credit ratings and any potential actions.

  Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Estimates of fair value of fixed-income securities are based on quoted market prices from active markets or third party, market-based pricing

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

sources which the company believes to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale.

  Restricted Cash

        Under the terms of one of its facility leases, the Company provides security to the landlord in the form of letters of credit. As of December 27, 2008 and December 29, 2007, restricted cash includes $680,228 and $2,250,000, respectively of letters of credit secured by a certificate of deposit.

  Inventories

        Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The provision for potentially excess and obsolete inventory is made based on management's analysis of inventory levels and forecasted future sales. Once the value is adjusted, the original cost of the Company's inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold.

        The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company's wafer probe cards. These factors make inventory valuation adjustments part of the Company's normal recurring cost of revenue. Aggregate inventory write downs were $16.3 million, $12.7 million and $17.6 million for the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006, respectively. The Company retains a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the following estimated useful lives of the assets, 1 to 20 years for building and improvements, 5 to 7 years for machinery and equipment, 3 to 5 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over their estimated useful lives or the term of the related lease, whichever is less. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization, are removed from the balance sheet and the resulting gain or loss is reflected in operations.

  Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to estimated undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Concentration of Credit Risk and Other Risks and Uncertainties

        The Company maintains its cash and cash equivalents in accounts with four major financial institutions in the United States of America and in countries where subsidiaries operate. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents. Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents accounts receivable and accounts payable approximate fair value due to their short maturities.

        The Company markets and sells its products to a narrow base of customers and generally does not require collateral. In fiscal 2008, three customers accounted for 11%, 13%, and 28% of revenues. In fiscal 2007, four customers accounted for 10%, 12%, 14% and 26% of revenues. In fiscal 2006, three customers accounted for approximately 12%, 13%, and 23% of revenues. At December 27, 2008, three customers accounted for approximately 11%, 21% and 26% of accounts receivable.

        At December 29, 2007, three customers accounted for approximately12% 13%, 19% and 21% of accounts receivable. The Company applied a threshold of 10% to disclose such customers. The Company maintains an allowance for doubtful accounts potentially uncollectible accounts receivable based on its assessment of the collectibility of accounts receivable. The company reviews the allowance by considering factors such as credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer's ability to pay.

        The Company operates in the intensely competitive semiconductor industry, primarily the dynamic random access memory, or DRAM market, which has been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

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

  Revenue Recognition

        We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," and all related interpretations. Revenue is recognized when all of the following criteria have been met:

  •
  When persuasive evidence of an arrangement exists. Contracts and customer purchase orders are generally used to determine the existence of an arrangement.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

  •
  Delivery has occurred. Shipping documents and customer acceptance, when applicable, are used to verify delivery.

  •
  The fee is fixed or determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

  •
  Collectibility is reasonably assured. We assess collectibility based primarily on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

        In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met.

        In multiple element arrangements, the Company determines whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, the Company then allocates the total fee on such arrangements to the individual units of accounting based on relative fair value of individual elements.

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

  Warranty Accrual

        The Company offers warranties on certain products and records a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and the Company's estimate of the level of future costs. Warranty costs are reflected in the statement of operations as a cost of revenues. A reconciliation of the changes in the Company's warranty liability is as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 30, 2007
Warranty accrual-beginning balance	$1,383	$778
Reserve for warranties issued during the year	3,989	4,170
Settlements made during the period	(4,274)	(3,565)

Warranty accrual-ending balance	$1,098	$1,383

  Research and Development

        Research and development costs are expensed as incurred and consist primarily of personnel costs, development materials and other related costs.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

  Allowance for Doubtful Accounts

        A majority of the Company's trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in a reduction of our net income.

        The increase in the allowance for doubtful accounts during fiscal 2008 related primarily to one customer. The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Fiscal year ended December 30, 2006	$74	$—	$—	$74
Fiscal year ended December 29, 2007	$74	$—	$—	$74
Fiscal year ended December 27, 2008	$74	$4,635	$(489)	$4,220

  Shipping and Handling Expenses

        Costs incurred for shipping and handling are included in cost of revenue at the time the related revenue is recognized.

  Advertising Costs

        Advertising costs, included in sales and marketing expenses, are expensed as incurred. Advertising expenses in fiscal 2008, fiscal 2007, and fiscal 2006 were approximately $0.2 million, $0.4 million, and $0.4 million, respectively.

  Income Taxes

        The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48") on December 31, 2006, the first day of the first quarter of fiscal 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on derecognition, statement of operations classification of interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company's tax assets and liabilities did not differ from the assets and liabilities before adoption.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

Therefore, the Company did not record any cumulative effect adjustment as of the adoption date. See Note 10—Income Taxes for additional information.

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this method, it determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year's financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pre-tax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to a deferred tax asset. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it must establish a valuation allowance.

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating its actual current tax exposure together with assessing temporary differences that may result in deferred tax assets. Management judgment is required in determining any valuation allowance recorded against our net deferred tax assets. Any such valuation allowance would be based on its estimates of income and the period over which our deferred tax assets would be recoverable. While management has considered taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, if it was to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would result in additional income tax expense in such period.

        The Company has concluded that it is still more likely than not that it will be able to realize all of its domestic deferred tax assets. For the deferred tax assets resulting from foreign net operating losses, it has concluded that it is more likely than not that this asset will not be utilized and therefore, it has recorded a full valuation allowance for those deferred tax assets.

        The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Differences between its tax provision and tax return may occur and such adjustments are recorded when identified.

        The amount of income taxes the Company pays is subject to ongoing audits by U.S federal, and state, and foreign tax authorities which might result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, the Company believes that it has adequately provided for any reasonable foreseeable outcome related to those matters. Its future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

  Segments

        The Company operates in one segment for the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards, using one measurement of profitability to manage its business.

  Stock-based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method. Stock-based awards that were granted prior to January 1, 2006 are expensed over the remaining portion of their vesting period under the same amortization method and, for stock options, using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS No. 123. Under SFAS No. 123(R), the fair value of stock options are measured using the Black-Scholes option-pricing model while the fair value for restricted stock awards and restricted stock units are based on the quoted price of our common stock on the date of grant. For all stock-based awards granted on or after January 1, 2006, stock-based compensation expense is amortized on a straight-line basis over the requisite service period. SFAS No. 123(R) requires that the deferred stock-based compensation on the consolidated balance sheet on the date of adoption be netted against additional paid-in capital.

        The Company has elected to adopt the alternative transition method provided under the provisions of Financial Accounting Standards Board Staff Position No. FAS 123 (R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The alternative transition method includes simplified methods to establish the beginning balance of the APIC pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123 (R). See Note 9—Stock-Based Compensation.

  Net (Loss) Income Per Share

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Basic net (loss) income per share
Numerator:
Net (loss) income	$(80,621)	$72,890	$57,217

Denominator:
Weighted-average common stock outstanding	48,905	48,044	45,172

Weighted-average shares used in computing basic net (loss) income per share	48,905	48,044	45,172

Diluted net (loss) income per share
Numerator:
Net (loss) income	$(80,621)	$72,890	$57,217

Denominator:
Weighted-average shares used in computing basic net (loss) income per share	48,905	48,044	45,172
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	—	1,513	2,021

Weighted average shares used in computing diluted net (loss) income per share	48,905	49,557	47,193

        The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Stock options	6,775	2,741	1,214
Restricted stock units	594	—	—

Total potentially dilutive securities	7,369	2,741	1,214

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

  Comprehensive Income

        Components of comprehensive income (loss) were as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 30, 2007
Unrealized gain on marketable securities, net of tax of $300 in fiscal 2008 and $515 in fiscal 2007	$1,080	$832
Cumulative translation adjustments	842	97

Accumulated other comprehensive income (loss)	$1,922	$929

  Recent Accounting Pronouncements

        The Emerging Issues Task Force ("EITF") No. 08-1, "Revenue Arrangements with Multiple Deliverables," modifies the objective-and-reliable-evidence-of-fair-value threshold in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." The modification would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither vendor-specific objective evidence nor acceptable third-party evidence of the selling price of the undelivered element are available. If this standard is enacted, it could alter the timing of how the Company records revenue for future arrangements. As the standard is not final, the Company cannot currently predict what the impact of these changes could be on its consolidated financial statements.

        In October 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" which clarifies the application of Statement of Financial Accounting Standards ("SFAS") No. 157 when the market for a financial asset is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The adoption of FAS 157-3 did not have an impact on the Company's consolidated financial statements.

        In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4 ("FSP FAS 133-1 and FIN 45-4"), "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". FSP FAS 133-1 and FIN 45-4 amends FASB Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP FAS 133-1 and FIN 45-4 also amend FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amend SFAS 133 and FIN 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN 45-4 also clarifies the effective date in FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". Disclosures required by SFAS 161 are effective for financial statements issued for fiscal years and interim periods

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies: (Continued)

beginning after November 15, 2008. The Company is currently assessing the impact of FSP FAS 133-1 and FIN 45-4 on its consolidated financial results.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles The statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with GAAP". The adoption of this statement is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Because SFAS No. 161 only requires additional disclosures, the adoption will not have any impact on the Company's consolidated financial results.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The measurement and disclosure requirements related to financial assets and financial liabilities were effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a significant impact on our consolidated financial statements. Effective December 28, 2008, we adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities. The adoption of this statement is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components:

  Marketable Securities

        Marketable securities at December 27, 2008 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury	$104,817	$468	$—	$105,285
Agency Securities	60,943	836	(24)	61,755
Obligations of states and political subdivisions	17,862	126	(60)	17,928

	$183,622	$1,430	$(84)	$184,968

        The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 27, 2008 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U. S. Treasury	$6,459	$—	$—	$—	$6,459	$—
Agency Securities	24,948	(24)	—	—	24,948	(24)
Obligations of states and political subdivisions	3,776	(60)	—	—	3,776	(60)

	$35,183	$(84)	$—	$—	$35,183	$(84)

        The net unrealized gains on the Company's investments during fiscal 2008 were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company's investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

        Marketable securities at December 29, 2007 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury	$995	$—	$(1)	$994
Agency Securities	52,032	525	(1)	52,556
Obligations of sates and political subdivisions	200,488	828	(52)	201,264

	$253,515	$1,353	$(54)	$254,814

        The following table shows the gross unrealized losses and fair value for those investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities has been in a continuous loss position as of December 29, 2007 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U. S. Treasury	$994	$(1)	$—	$—	$994	$(1)
Agency Securities	5,106	(1)	—	—	5,106	(1)
Obligations of states and political subdivisions	9,840	(27)	9,459	(25)	19,299	(52)

	$15,940	$(29)	$9,459	$(25)	$25,399	$(54)

        Contractual maturities of marketable securities as of December 27, 2008 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$142,701	$143,147
Due after one year to five years	39,736	40,673
Due after five years to 10 years	—	—
Due after 10 years	1,185	1,148

	$183,622	$184,968

        Realized gains on sales or maturities of marketable securities were $0.5 million and $50,000 for fiscal 2008 and fiscal 2007, respectively. Realized losses on sales or maturities of marketable securities were $1,521 for fiscal 2006.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

  Asset Retirement Obligation

        The Company accounts for the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with Statement of Financial Accounting Standards, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. In accordance with SFAS No. 143, the fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. The Company's asset retirement obligation is associated with its commitment to return property subject to operating leases in, Taiwan, South Korea, Japan and Singapore to their original condition upon lease termination. The Company estimated that as of December 27, 2008, gross expected future cash flows of approximately $2,200,000 would be required to fulfill these obligations.

        The leasehold improvements are being amortized to depreciation over the term of the lease. During the fiscal years ended December 27, 2008 and December 29, 2007, approximately $245,000 and $321,000 of the leasehold improvements were amortized to expense.

        Following is a reconciliation of the aggregate retirement liability associated with the Company's commitment to return property to original condition upon lease termination included in non-current deferred rent and other liabilities (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007
Asset retirement obligation beginning balance	$1,642	$830
Initial amount recorded for new asset retirement obligation	—	793
Liabilities settled	—	(46)
Increase (Decrease) based on revised estimates of asset retirement obligation	191	(28)
Accretion expense	60	93

Asset retirement obligation ending balance	$1,893	$1,642

  Inventories

        Inventories consisted of the following (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007
Raw materials	$2,147	$12,442
Work-in-progress	7,120	12,971
Finished goods:
Deferred cost of revenue	1,765	485
Manufactured finished goods	7,756	3411

	$18,788	$29,309

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components: (Continued)

  Property and Equipment

        Property and equipment consisted of the following (in thousands):

		Fiscal Years Ended
	Useful Life (in years)	December 27, 2008	December 29, 2007
Buildings	20	$—	$1,161
Machinery and equipment	5 to 7	109,808	95,018
Computer equipment and software	3 to 5	28,378	20,751
Furniture and fixtures	5	6,860	6,792
Leasehold improvements	1 to 15	70,699	70,494

		215,745	194,216
Less: Accumulated depreciation and amortization		(116,900)	(86,760)

		98,845	107,456
Land		—	300
Construction-in-progress		14,968	23,126

		$113,813	$130,882

        Depreciation and amortization of property and equipment for the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006 was approximately $32.3 million $25.2 million, and $20.5 million, respectively.

        During fiscal 2008, the Company recognized an impairment charge of $4.4 million related to construction in-progress assets in Singapore in conjunction with its decision not to proceed with the construction of a new manufacturing facility at the proposed site in Singapore. The construction-in-progress assets impaired included building design costs as well as costs of temporary structures. The charge was included in "Impairment of long-lived assets" in the Consolidated Statement of Operations.

  Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007
Accrued compensation and benefits	$17,408	$21,424
Accrued commissions	967	836
Accrued warranty	1,098	1,383
Other accrued expenses	6,220	6,386

	$25,693	$30,029

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 4—Derivative Financial Instruments

        The Company uses derivative instruments to manage its exposure to foreign currencies. As of December 27, 2008, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, South Korean Won and Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of December 27, 2008:

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
	(In thousands)
Japanese Yen	2,324,750	$25,659
Taiwan Dollar	31,263	980
South Korean Won	1,285,260	939

Total USD notional amount of outstanding foreign exchange contracts		$27,578

        The contracts were entered into on December 26, 2008 and mature on January 23, 2009. Therefore, no gain or loss relating to the outstanding derivative contracts was recorded as of December 27, 2008.

Note 5—Restructuring Charges

        In fiscal 2008, the Company implemented two restructuring plans, which included reductions of our workforce and consolidation of facilities. The plans were designed to restructure the Company to better align with the current market environment. All expenses associated with our restructuring plans are included in "Restructuring" in the Consolidated Statements of Operations.

  Fiscal 2008 Quarter 1 Cost Reduction Plan

        In February 2008, the Company implemented a global cost reduction plan that included reducing its global workforce. The worldwide reduction in workforce involved approximately 14% of the headcount prior to the reduction. The majority of the activities comprising the quarter 1 cost reduction plan were completed by the end of the first quarter of fiscal 2008 and consisted primarily of global workforce reductions and property and equipment impairments. During fiscal 2008 the Company recorded a charge of $5.3 million related to the quarter 1 cost reduction plan.

  Fiscal 2008 Quarter 2 Cost Reduction Plan

        In April 2008, the Company implemented a second global cost reduction plan that included reducing its global workforce by approximately 12%, with reductions primarily at the Company's North America operations. The plan also included the consolidation of a facility in Livermore, California, United States. A substantial portion of the activities comprising the quarter 2 cost reduction plan was completed by the end of the second quarter of fiscal 2008.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Restructuring Charges (Continued)

        The following table summarizes the activities related to both cost reduction plans as of December 27, 2008 (in thousands):

	Fiscal 2008 Restructuring
	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other	Total
Accrual at December 29, 2007	$—	$—	$—	$—
Restructuring charges	7,629	1,113	415	9,157
Cash payments	(6,902)	—	(344)	(7,246)
Non-cash settlements	(650)	(1,113)	—	(1,763)

Accrual at December 27, 2008	$77	$—	$71	$148

        The charges above have been reflected separately as "Restructuring" in the Consolidated Statements of Operations. The remaining accrual as of December 27, 2008 relates to costs associated with the facility consolidation as well as certain severance costs which are expected to be paid within the next six months. As such, the restructuring accrual is recorded as a current liability within "Accrued Liabilities" in the Consolidated Balance Sheets.

Note 6—Fair Value

        Effective December 30, 2007, the Company adopted SFAS No. 157, "Fair Value Measurements." ("SFAS No. 157"). In February 2008, FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Our investments are priced by pricing vendors who provided observable inputs for their pricing with out applying significant judgments. Brokers pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker priced investments are labeled as Level 2 investments because brokers price these investments based on similar assets without applying significant judgments. In addition, all of our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriated for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Fair Value (Continued)

    key model inputs, and analysis of period over period fluctuations and independent recalculation of prices.

  •
  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

        The Company measures and reports certain financial assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company's fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of December 27, 2008:

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$183,765	$—	$183,765
U. S. government securities	—	20,000	20,000
Agency securities	—	79,977	79,977
Marketable securities
U. S. government securities	—	105,285	105,285
Municipal bonds	—	17,928	17,928
Agency securities	—	61,755	61,755

Total cash equivalents and marketable securities	$183,765	$284,945	$468,710

Note 7—Commitments and Contingencies:

  Environmental Matters

        The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. The Company received two notices of violation in fiscal 2007 and one notice of violation in the first quarter of fiscal 2008, from the City of Livermore regarding violation of certain applicable waste water discharge limits. For each notice received, the Company promptly investigated the violation, took what it believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. The Company has also implemented additional waste water treatment capability in consultation with the City of Livermore and purchased additional waste water discharge capacity, which the Company required as a result of its then increased manufacturing capacity, through the City of Livermore. No provision has been made for loss from environmental remediation liabilities associated with the Company's Livermore facility because the Company believes that it is not probable that a liability has been incurred as of December 27, 2008.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

        While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply to it, in the future, the Company may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm the Company's operations, which may adversely impact its operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at Company or others' sites or the imposition of new cleanup requirements could also harm the Company's operations, thereby adversely impacting its operating results and cash flows.

  Contractual Obligations

        The following table describes our commitments to settle contractual obligations in cash as of December 27, 2008:

	Payments Due In Fiscal Years
	2009	2010-2011	2012-2013	After 2013	Total
	(In thousands)
Operating leases	$5,179	$8,555	$3,630	$5,050	$22,414
Inventory purchase obligations	2,519	—	—	—	2,519

Total	$7,581	$8,555	$3,630	$5,050	$24,933

        Rent expense for the fiscal years ended December 27, 2008, December 29, 2007, and December 30, 2006, was approximately $6.0 million, $5.3 million, and $4.2 million, respectively.

        The table above excludes liabilities for our unrecognized tax benefits, which totaled $16.7 million as of December 27, 2008 and are classified as long-term income taxes payable on our consolidated balance sheet. As of December 27, 2008, the settlement period for our income tax liabilities cannot be determined; however, it is not expected to be due within the next twelve months.

  Indemnification Arrangements

        The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that the Company's wafer probe cards infringe a third party's intellectual property and the Company's lessors in connection with facility for leasehold liabilities that we may cause. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and its bylaws contain indemnification obligations in favor of the directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that the Company can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

occurrence of events that are not reasonably determinable. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on its condensed consolidated balance sheet as of December 29, 2007.

        The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments it could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. The Company's Management believes that any liability for these indemnities and commitments would not be material to its accompanying consolidated financial statements.

  Legal Matters

        From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. As of the filing date of this Form 10-K, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights and to collect past due accounts receivable that require the Company to spend significant resources.

  Patent Litigation

        The Company initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively "Phicom", and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively "Micronics Japan." In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 5,974,662, entitled "Method of Planarizing Tips of Probe Elements of a Probe Card Assembly," 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,624,648, entitled "Probe Card Assembly" and 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates." In 2006, the Company also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements" and 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same." Phicom answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of the Company's patents. Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company's wafer probe cards—U.S. Patent Nos. 6,246,247, entitled "Probe Card Assembly and Kit, and Methods of Using Same," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,624,648, entitled "Probe Card Assembly" and 7,073,254, entitled "Method for Mounting a Plurality of Spring Contact Elements." Micronics Japan answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of the Company's patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint that the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

Company filed with the United States International Trade Commission, or ITC, which is described below.

        On or about November 13, 2007, the Company filed a complaint with the ITC seeking institution of a formal investigation by the ITC into the activities of Micronics Japan and its U.S subsidiary (collectively MJC) and Phicom. The requested investigation as filed encompassed U.S. Patent Nos. 5,994,152, entitled "Fabricating Interconnects and Tips Using Sacrificial Substrates," 6,509,751, entitled "Planarizer for a Semiconductor Contactor," 6,615,485, entitled "Probe Card Assembly and Kit, And Methods of Making Same," 6,624,648, entitled "Probe Card Assembly," 7,168,162, entitled "Method of Manufacturing a Probe Card" and 7,225,538, entitled "Resilient Contact Structures Formed and Then Attached to a Substrate," and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337. The ITC complaint alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by the Company, and requests a permanent exclusion order banning importation into the United States of infringing products and certain downstream products. The asserted patents currently in the investigation are U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, and 7,225,538.

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

        The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. The ITC has announced a scheduled hearing date commencing on February 23, 2009; which would likely result in the issuance of an initial determination by the administrative law judge on or before June 19, 2009. The target date for the ITC's final determination is October 19, 2009. ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance, subject to Presidential review. On or about January 23, 2009, the administrative law judge, after a September 2008 hearing, issued a claim construction ruling interpreting and defining terms of certain of the claims of the patents-in-suit. On or about January 28, 2009, the Company voluntarily withdrew its allegations to the extent that they encompassed its U.S. Patent No. 7,168,162, and on or about February 13, 2009, the administrative law judge issued an initial determination holding invalid the asserted claims of the Company's U.S. Patent No. 6,624,648, after finding as part of the claim construction ruling that one of the terms in the asserted claims of that patent is indefinite. The Company appealed that initial determination of invalidity to the ITC panel on or about February 18, 2009.

        In addition to the United States litigations, the Company also initiated actions in Seoul, Korea against Phicom. In 2004 the Company filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of the Company's Korean Patent Nos. 252,457, entitled "Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates," 324,064, entitled "Contact Tip Structures for Microelectronic Interconnection

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

Elements and Methods of Making Same," 278,342, entitled "Method of Altering the Orientation of Probe Elements in a Probe Card Assembly" and 399,210, entitled "Probe Card Assembly;" as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457 and seeking injunctive relief. These actions are all pending, except that (i) in February 2007, the Seoul Central District Court dismissed the Company's preliminary injunction complaint related to Korean Patent No. 252,457 (ii) in April 2008, the Seoul Southern District Court dismissed the Company's complaint as it related to Korean Patent Nos. 252,457 and 324,064, and (iii) in July 2008, the Seoul Central District Court dismissed the Company's merit complaint related to Korean Patent No. 252,457. The Company appealed the dismissals to the Seoul High Court except the dismissal of the preliminary injunction claim.

        In response to the Company's initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company's four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005 the Korea Patent Court issued rulings holding invalid certain claims of the Company's Korean Patent Nos. 278,342 and 399,210. In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of the Company's Korean Patent No. 324,064, and also issued a ruling upholding the validity of the Company's Korean Patent No. 252,457. The Company appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company's Korean Patent Nos. 278,342 and 399,210. In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of the Company's Korean Patent No. 324,064. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and invalidated certain claims of the Company's Korean Patent No. 252,457 and remanded the case for further trial to the Patent Court.

        Additionally, one or more third parties have initiated challenges in the U.S. and foreign patent offices against certain of the above and other of the Company's patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office against certain of the Company's U.S. Patents that are at issue in the ITC investigation, and proceedings in Korea against two of the Company's Korean patents and proceedings filed in Taiwan against four of the Company's Taiwan patents.

        No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of December 27, 2008. The Company will incur material attorneys' fees in prosecuting and defending the various identified actions.

  Securities Litigation

        On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its then officers, including one former officer who is a current director, are named as defendants under the caption "Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions "Yuk Ling Lui, on Behalf of Herself and All Others

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman," and "Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman." The three actions have been consolidated. The plaintiffs filed these actions following the Company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company's business and financial results prior to the restatements. On July 25, 2008, the court granted the defendants' motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleges violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claim that defendants knowingly issued materially false and misleading statements regarding the Company's business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys' fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion was has held January 16, 2009. The Company expects that the Court will rule on the current motion to dismiss within the next several weeks.

        No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of December 27, 2008.

  Stockholder Derivative Litigation

        On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its directors and then officers are named as defendants under the caption "John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc." Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption "Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc." The plaintiffs filed these two later actions following the Company's restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company's business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys' fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is to be filed 30 days after the Court in the stockholder class action enters a final ruling.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Commitments and Contingencies: (Continued)

        No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of December 27, 2008.

  Commercial Litigation

        On February 20, 2009, the Company filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company ("Spansion"), in the state superior court located in Santa Clara County, California. The complaint States that Spansion has failed, in breach of Spansion's obligations under a purchase agreement entered into by the Company and Spansion, to pay the Company for probe cards that the Company designed, developed and manufactured pursuant to several purchase orders placed by Spansion with the Company pursuant to the agreement. The complaint alleges that as of February 13, 2009, Spansion owed the Company $8,094,533 for probe cards delivered by the Company and not paid for by Spansion. In the complaint, the Company seeks (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that the Company believes Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of the Company over Spansion's corporate assets and property, (iv) costs and (v) attorney's fees. As of the date of this Form 10-K, Spansion had not yet responded to the complaint.

        The Company believes that the factual allegations and circumstances underlying the legal proceedings against the Company as discussed above are without merit. The Company also believes that it does not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible the Company will incur significant, and possibly material, attorneys' fees, which may not be covered by its insurance policies. These legal proceedings may also divert the Company's management's time and attention away from business operations, which could prove to be disruptive to the Company's business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds the Company's insurance coverage, could individually or in the aggregate adversely impact the Company's financial condition, liquidity or results of operations.

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

  Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 27, 2008.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Stockholders' Equity: (Continued)

  Secondary Public Offering of Common Stock

        On March 15, 2006, the Company completed an offering of 5,000,000 shares of its common stock. The Company received net proceeds of $182.0 million after the payment of an aggregate of $8.1 million of underwriting discounts and commissions and other offering expenses.

  Equity Incentive Plans

  Stock Option Plans

        The Company has options to purchase shares of common stock outstanding under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the "Plans") for which it has reserved shares for issuance upon exercise of these options. Since the effectiveness of the Company's 2002 Equity Incentive Plan in connection with the Company's initial public offering, the Company does not grant any options under the Plans. Under the Plans, the Board of Directors had the authority to issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants and employees of the Company. The Board of Directors had the authority to determine to whom options would be granted, the number of shares, the term and exercise price (which could not be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owned stock representing more than 10% of the outstanding shares, the price of each share would be at least 110% of the fair market value, as determined by the Board of Directors. Generally, all options are immediately exercisable and vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder's status as an employee or consultant. At December 27, 2008 and December 29, 2007 no shares of common stock, were subject to the Company's right of repurchase.

        On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan ("2002 Plan"), which became effective upon the effective date of the initial public offering of the Company's common stock. The 2002 Plan provides for the grant of both, incentive stock options and nonqualified stock options, restricted stock and restricted stock units. The incentive stock options may be granted to the Company's employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. Options granted under the 2002 Plan are exercisable as determined by the Compensation Committee of the Board of Directors, and for options granted on or before February 9, 2006, the options generally expire ten years from date of grant, and for options granted after February 9, 2006, the options generally expire seven years from the date of grant. The Company initially reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares that have been reserved but not issued under the Company's prior equity plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Stockholders' Equity: (Continued)

        Activity under the Plans and the 2002 Plan is set forth below (in thousands, except share and per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weigthed Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2005	6,587,927	$16.91
Options granted	2,228,427	38.53
Options exercised	(1,396,751)	11.59
Options canceled	(300,707)	24.68

Outstanding at December 30, 2006	7,118,896	24.39

Options granted	1,729,168	41.23
Options exercised	(1,498,847)	18.01
Options canceled	(737,721)	26.89

Outstanding at December 29, 2007	6,611,496	29.18

Options granted	1,141,010	20.78
Options exercised	(119,674)	5.97
Options canceled	(946,012)	34.87

Outstanding at December 27, 2008	6,686,820	27.36	5.08	$4,701,263

Vested and expected to vest at December 27, 2008	6,195,401	27.15	5.04	$4,701,263

Exercisable at December 27, 2008	3,949,197	$24.53	4.78	$4,701,263

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Stockholders' Equity: (Continued)

        The options outstanding and vested by exercise price at December 27, 2008 are as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Vested and Exercisable	Weighted Average Exercise Price
$2.50-$14.00	821,320	3.14	$7.85	803,820	$7.73
$17.06-$19.36	1,040,015	5.91	18.62	246,030	17.73
$19.50-$22.83	741,234	4.34	20.27	696,648	20.23
$23.08-$25.39	1,057,552	6.57	24.74	863,150	24.61
$25.59-$37.70	678,201	5.92	30.22	317,972	30.19
$38.18-$39.84	1,091,605	4.17	39.09	568,347	39.14
$40.05-$41.32	180,240	5.16	40.83	106,076	40.89
$41.39-$41.39	782,422	5.27	41.39	212,046	41.39
$41.68-$47.04	290,831	4.98	44.37	133,196	44.30
$47.63-$47.63	3,400	4.68	47.63	1,912	47.63

	6,686,820	5.08	$27.36	3,949,197	$24.53

        The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value based on the Company's closing stock price of $13.47 on December 27, 2008.

        The weighted average grant-date fair value of options granted during fiscal 2008 was $9.94. The intrinsic value of option exercises during fiscal 2008 was $1.7 million. Cash received from stock option exercises was $0.7 million. In connection with these exercises, the gross tax benefit realized by the Company was $0.5 million.

        The weighted average grant-date fair value of options granted during fiscal 2007 was $18.01. The intrinsic value of option exercises during fiscal 2007 was $37.7 million. Cash received from stock option exercises was $27.0 million. In connection with these exercises, the gross tax benefit realized by the Company was $9.2 million.

        The weighted average grant-date fair value of options granted during fiscal 2006 was $18.57. The intrinsic value of option exercises for fiscal 2006 was $41.3 million. Cash received from stock option exercises was $16.2 million. In connection with these exercises, the gross tax benefit realized by the Company was $14.5 million.

        The Company expects to settle employee stock option exercises by issuing new shares under the 2002 Plan.

  Restricted Stock Units

        Restricted stock units are converted into shares of the Company's common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Stockholders' Equity: (Continued)

the Company. Activity of the restricted stock units under the Company's equity compensation plans for the fiscal year ended December 27, 2008 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2005	55,432	25.27
Vested	(18,108)	24.87

Restricted stock units at December 30, 2006	37,324	25.46

Granted	13,650	38.46
Vested(1)	(28,824)	26.02

Restricted stock units at December 29, 2007	22,150	32.74
Granted	653,840	19.86
Vested	(27,180)	21.51
Cancelled	(64,945)	19.36

Restricted stock units at December 27, 2008	583,865	$19.92

    (1)
    In January 2007, 9,608 shares of the former President's restricted stock units vested. The remaining 19,216 shares of restricted stock units vested on an accelerated basis under the Separation Agreement with the former President (See Note 13—Departure of Executive Officer).

  2002 Employee Stock Purchase Plan

        On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan ("2002 ESPP"). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period, 1,500,000 shares of common stock were initially reserved for issuance under the 2002 ESPP. In addition, the number of shares available for issuance under the 2002 ESPP will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day. Employees purchased 286,349, 253,253, and 209,789 shares under this program at a weighted average exercise price of $17.84, $25.92, and $21.40, during fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

Note 9—Stock-Based Compensation

        The Company applies the provisions of SFAS No. 123 (R), using the modified prospective transition method. SFAS 123 (R) requires companies to recognize the cost of employee services

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Stock-Based Compensation (Continued)

received in exchange for awards of equity instruments based upon the grant-date fair value of those awards. Effective January 1, 2006, the Company began recognizing compensation expense for equity-based awards granted after December 31, 2005 plus unvested awards granted prior to December 31, 2005. Stock-based compensation expense for unvested awards granted prior to December 30, 2005 is amortized based on the measurement of fair value under SFAS No. 123, while awards granted after December 30, 2005 are measured under the guidance of SFAS No. 123 (R). Under this method of implementation no restatement of prior periods has been made. The cumulative effect related to the implementation of this new accounting principle as of January 1, 2006 was not material.

        The table below shows the stock-based compensation charges included in the statement of operations:

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(in thousands)
Stock-based compensation expense by type of award:
Employee stock options(1)	$17,273	$22,435	$18,852
Employee stock purchase plan	2,449	2,721	2,813
Restricted stock units(2)	2,816	935	369
Amounts capitalized as inventory	330	(171)	(415)

Total stock-based compensation	22,868	25,920	21,619
Tax effect on stock-based compensation	(7,218)	(8,702)	(6,154)

Effect on net (loss) income	$15,650	$17,218	$15,465

    (1)
    Fiscal 2008 includes approximately $256,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company's former Chief Financial Officer's stock options in conjunction with his separation agreement and general release. (See Note 13—Departure of Executive Officer).

    (2)
    Fiscal 2007 includes approximately $575,000 in stock-based compensation resulting from the acceleration of the vesting of a portion of the Company's former President's stock options in conjunction with his separation agreement and general release.

    (3)
    Fiscal 2007 includes approximately $798,000 in stock-based compensation resulting from the acceleration of the Company's former President's remaining unvested restricted stock units in conjunction with his separation agreement and general release.

  Stock Options

        The exercise price of each stock option equals the market price of the Company's stock on the date of grant. Most options are scheduled to vest over four years and expire in either seven or ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In addition, the Company estimates forfeitures when recognizing compensation expense, and adjusts its estimate of forfeitures over the requisite service

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Stock-Based Compensation (Continued)

period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

        The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Stock Options:
Dividend yield	—	—	—
Expected volatility	53.25%	45.20%	50.20%
Risk-free interest rate	3.04%	4.47%	4.89%
Expected life (in years)	4.75	4.70	4.80

        The Company's computation of expected volatility for fiscal 2008, fiscal 2007 and fiscal 2006 was based on a combination of historical and market-based implied volatility from traded options on the Company's common stock. The Company believes that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Prior to fiscal 2006, the computation of expected volatility was based entirely on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of an option. When establishing the expected life of a newly granted option, the Company applies the simplified method approach as outlined in Staff Accounting Bulletin No. 110. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

        During fiscal 2008, the Company granted approximately 1,100,000 stock options with an estimated total grant-date fair value of $11.3 million. For fiscal 2007, the Company granted approximately 1,734,000 stock options with an estimated total grant-date fair value of $31.5 million. As of December 27, 2008, the unamortized stock-based compensation balance related to stock options was $44.2 million after estimated forfeitures, which will be recognized over an estimated period of 1.6 years based on the weighted-average days to vest. Approximately $330,000 of stock-based compensation was capitalized in inventory for fiscal 2008.

  Employee Stock Purchase Plan

        The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. Under the ESPP, employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market value at the beginning of the applicable offering period or at the end of each applicable purchase period. Each offering period has generally been two years in length, consisting of four six month purchase periods. Effective from February 1, 2007, the new offering periods under the ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Stock-Based Compensation (Continued)

commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. During the fiscal year ended December 27, 2008, 286,349 shares were issued under the ESPP. As of December 27, 2008, the Company had $0.1 million of total unrecognized stock-based compensation, net of estimated forfeitures related to ESPP grants, which will be recognized over the weighted average period of one month. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in the estimated fair value calculations for the employees' purchase rights:

Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
ESPP:
Dividend yield	—	—	—
Expected volatility	52.0%—56.2%	37.9%—50.2%	44.2%—61.8%
Risk-free interest rate	1.88%—5.11%	4.96%—5.16%	3.69%—5.18%
Expected life (in years)	0.50—1.00	0.50—1.00	0.49—2.00

  Restricted Stock Units

        The cost of these awards is determined using the fair value of the Company's common stock on the date of the grant, and compensation cost is recognized over the vesting period. Restricted stock units generally vest over four years.

        The total fair value of restricted stock units that vested during fiscal 2008, fiscal 2007 and fiscal 2006 were $0.6 million, $1.2 million, and $0.6, respectively. As of December 27, 2008, the Company had $9.9 million of unrecognized stock-based compensation costs related to restricted stock unit grants, which will be recognized over the weighted average remaining contractual term of 3.1 years. As of December 27, 2008, the Company expected 444,207 restricted stock units to vest.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Income Taxes:

        The components of income (loss) before income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Federal	$(111,680)	$134,727	$82,555
Foreign	(13,232)	(18,487)	(190)

	$(124,912)	$116,240	$82,365

        The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Current (benefit) provision:
Federal	$(32,244)	$48,718	$27,477
State	985	802	2,328
Foreign	2,249	3,002	947

	(29,010)	52,522	30,752
Deferred (benefit) provision:
Federal	(9,240)	(9,137)	(4,128)
State	(6,041)	585	(1,476)
Foreign	—	(620)	—

	(15,281)	(9,172)	(5,604)

Total provision for income taxes	$(44,291)	$43,350	$25,148

        At December 27, 2008, the Company had California research credit and net operating loss carryforwards of approximately $2.5 and $54.5 million, respectively, and foreign net operating loss carryforwards of approximately $43.5 million. The California research credit and foreign net operating losses can be carried forward indefinitely. The California net operating losses may be carried forward up to 20 years and the research credit is subject to limitation in 2009 depending on profitability.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Income Taxes: (Continued)

        The components of the deferred tax assets and liabilities are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007
Tax credits	$1,630	$99
Inventory reserve	20,145	15,834
Other reserves and accruals	5,794	5,611
Non-statutory stock options	17,744	10,858
Net operating loses carryforwards	3,314	—
Foreign net operating losses and other temporary differences	2,015	2,007

Gross deferred tax assets	50,642	34,409
Valuation allowance	(1,395)	(1,387)

Total deferred tax assets	49,247	33,022
Unrealized investment gains	(300)	(515)
Depreciation and amortization	(5,328)	(4,474)

Total deferred tax liabilities	(5,628)	(4,989)

Net Deferred Tax Assets	$43,619	$28,033

        Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that they are realizable. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable; the valuation allowance will be adjusted. As of December 27, 2008 and December 29, 2007, the Company has provided a valuation allowance for certain foreign deferred tax assets that it believes are more likely than not unrealizable.

        The allowance against deferred tax assets consisted of the following activity for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance against deferred tax assets
Year ended December 30, 2006	$779	$661	$—	$1,440
Year ended December 29, 2007	$1,440	$68	$121	$1,387
Year ended December 27, 2008	$1,387	$8	$—	$1,395

        U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for approximately $2.5 million of undistributed earnings of its foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Income Taxes: (Continued)

        Tax benefits of $0.5 million, $9.2 million, and $14.5 million in fiscal 2008, fiscal 2007, and fiscal 2006, respectively, associated with the exercise of employee stock options and other employee stock programs were credited to stockholders' equity.

        The items accounting for the difference between income taxes computed and the (benefit) provision for income taxes consisted of:

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
U.S. statutory federal tax rate	$(43,719)	$40,684	$28,826
State taxes and credits, net of federal benefit	(3,637)	4,129	1,112
Amortization of stock-based compensation, net of tax benefit	1,377	953	1,840
Research and development credits	(2,322)	(4,401)	(2,840)
Foreign net operating losses	6,266	10,470	—
Tax exempt interest income	(836)	(2,485)	—
Foreign taxes at rates different than the U.S.	50	(1,095)	—
Other permanent differences	(1,463)	(4,961)	(4,342)
Change in valuation allowance	(7)	56	552

Total	$(44,291)	$43,350	$25,148

        Subject to meeting certain conditions of investment and business operations, we have been granted a favorable tax incentive in Singapore into 2018. To date, we have not realized any financial statement benefit from such incentive.

        On December 31, 2006, the Company adopted FIN 48. As a result of the implementation of FIN 48, the Company's tax assets and liabilities did not differ from the assets and liabilities before adoption; therefore, the Company did not record any adjustments as of the adoption date. In addition, consistent with the provisions of FIN 48, the Company reclassified $9.8 million of income tax liabilities from current to non-current liabilities because payment of cash is not anticipated within one year of the balance sheet date and the Company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur. At the adoption date of December 31, 2006, the Company had $16.7 million of total gross unrecognized tax benefits. Of this total, $14.0 million, net of the federal benefit on state issues, of unrecognized tax benefits would impact our effective tax rate if recognized. Upon adoption of FIN 48 the Company had approximately $545,000 of accrued interest and $0 penalties related to uncertain tax positions. At December 27, 2008, we had gross tax-affected unrecognized tax benefits of $16.7 million of which $13.5 million if recognized, would impact the effective tax rate.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Income Taxes: (Continued)

        The reconciliation of the total amounts of unrecognized tax benefits as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 30, 2007
Unrecognized tax benefit beginning balance	$20,497	$16,696
Additions based on tax positions related to the current year	2,452	5,772
Additions for tax positions of prior years	159	702
Reductions for tax positions of prior years	(4,437)	(347)
Reductions to unrecognized tax benefits due to lapse of the applicable statute of limitations	(464)	(2,326)
Settlements	(1,530)	—

Unrecognized tax benefit ending balance	$16,677	$20,497

        The Company classifies interest and penalties as part of income tax expense. The Company recognized interest expense of $159,000, $705,000, and $363,000 for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. As of December 27, 2008, the Company had approximately $343,000 of accrued interest and $0 of penalties related to uncertain tax positions.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 27, 2008, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operation.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and non-U.S. jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The Company is currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Note 11—Employee Benefit Plan:

        In 1996, the Company adopted a retirement plan which is qualified under Section 401(k) of the Internal Revenue Code of 1986. Eligible employees may make voluntary contributions to the retirement plan of up to 25% of their annual compensation, not to exceed the statutory amount, and the Company may make matching contributions. The Company recorded expenses for matching contributions of $1.2 million in both fiscal 2008 and fiscal 2007 and $1.0 million in fiscal 2006.

        The Company provides a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The Company expensed $0.7 million, $6.2 million, and $4.9 million, for the qualified U.S. profit sharing retirement plan in fiscal 2008, fiscal 2007, and fiscal 2006, respectively.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 12—Operating Segment and Geographic Information:

        The Company operates in one segment consisting of the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), the Company's chief operating decision-maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since the Company operates in one segment and in one group of similar products and services, all financial segment and product line information required by SFAS No. 131 can be found in the consolidated financial statements.

        The following table summarizes revenue by country based upon invoicing location:

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
United States	28.4%	30.7%	29.5%
Taiwan	16.3	20.9	25.6
Japan	34.6	28.6	30.0
Germany	3.4	3.4	3.3
Other	8.2	16.4	11.6

Total	100.0%	100.0%	100.0%

        The following table summarizes revenue by product group (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007	December 30, 2006
DRAM	$139,537	$328,019	$272,153
Flash	38,430	88,958	58,162
SoC	32,222	45,214	38,898

Total revenues	$210,189	$462,191	$369,213

        Net property and equipment by country was as follows (in thousands):

	Fiscal Years Ended
	December 27, 2008	December 29, 2007
United States	$103,141	$117,716
Japan	4,282	4,092
South Korea	3,657	2,739
Taiwan	2,023	972
Germany	605	336
Singapore	105	5,027

Total	$113,813	$130,882

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 12—Operating Segment and Geographic Information: (Continued)

        The following customers represented greater than 10% of the Company's revenues in fiscal 2008, fiscal 2007, and fiscal 2006:

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Elpida	27.7%	26.2%	22.7%
Intel Corporation	12.9	10.0	12.6
Spansion	10.7	14.4	*
Powerchip	*	12.4	12.0

    *
    Less than 10% of revenues.

Note 13—Departure of Executive Officers

        In March 2008, the Company entered into a Separation Agreement and General Release (the "Separation Agreement") with its former Senior Vice President, and Chief Financial Officer who resigned from the Company effective March 21, 2008. In conjunction with the Separation Agreement, the Company recorded a charge of $0.2 million in the first quarter of fiscal 2008 for severance payment.

        In April 2008, the Company entered into a Separation Agreement and General Release with Jorge L. Titinger, its former Senior Vice President, Product Business Group. The Company and Mr. Titinger mutually agreed to eliminate Mr. Titinger's position as part of the company's restructuring activities in light of market and business conditions. In connection with his Separation Agreement, the Company recorded a charge of $0.2 million in the first quarter of fiscal 2008 for severance payment.

Note 14—Related Party Transactions

        The Company engaged the law firm of Orrick, Herrington & Sutcliffe LLP in September 2007 to provide compensation and benefits legal services. The Company also engaged Orrick in December 2007, to represent the Company and certain of its then directors and officers in the securities class action litigation and the stockholder derivative litigation, both of which were filed following the Company's restatement of its financial statements in 2007. A partner at Orrick, who is not involved in the above matters, is the brother-in-law of Stuart L. Merkadeau, the Senior Vice President, General Counsel and Secretary of the Company. Mr. Merkadeau does not have a financial or other interest in Orrick's engagement. Prior to hiring Orrick for each matter, the Company's management discussed the potential engagement with the Company's Governance Committee of the Board of Directors under the Statement of Policy regarding Related Person Transactions. The Governance Committee reviewed and approved the Orrick engagement, and will continue to monitor the engagement as needed. The Company paid Orrick $1,596,613 and $72,371 in fiscal 2008 and 2007, respectively, for legal services rendered. As of the date of this Form 10-K, Orrick continues to provide legal services in the above matters.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 15—Selected Quarterly Financial Data (Unaudited)

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

	Dec. 27, 2008(1)	Sep. 27, 2008	June 28, 2008	Mar. 29, 2008	Dec. 29, 2007(2)	Sep. 29, 2007	June 30, 2007	Mar. 31, 2007
	(in thousands, except per share data)
Revenues	$39,889	$52,584	$52,013	$65,703	$120,505	$125,291	$114,124	$102,271
Cost of revenues	39,300	40,583	40,912	53,131	58,921	58,609	49,966	47,988

Gross Margin	589	12,001	11,101	12,572	61,584	66,682	64,158	54,283

Operating Expenses:
Research and development	16,221	17,079	15,821	16,388	16,246	16,219	14,384	14,102
Selling, general and administrative	26,170	23,675	22,705	22,658	23,203	23,365	23,056	22,928
Restructuring	473	141	3,223	5,320	—	—	—	—
Impairment of long lived assets	4,400	—	—	—	—	—	—	—

Total operating expenses	47,264	40,895	41,749	44,366	39,449	39,584	37,440	37,030

Operating (loss) income	(46,675)	(28,894)	(30,648)	(31,794)	22,135	27,098	26,718	17,253
Interest income, net	1,638	2,805	3,128	4,875	5,741	5,766	5,557	5,444
Other income (expense), net	249	263	(652)	793	293	415	(61)	(119)

Income before income taxes	(44,788)	(25,826)	(28,172)	(26,126)	28,169	33,279	32,214	22,578
(Benefit) from provision for income taxes	(14,828)	(11,785)	(9,513)	(8,165)	13,818	11,056	11,109	7,367

Net (loss) income	$(29,960)	$(14,041)	$(18,659)	$(17,961)	$14,351	$22,223	$21,105	$15,211

Net (loss) income per share:
Basic	$(0.61)	$(0.29)	$(0.38)	$(0.37)	$0.30	$0.46	$0.44	$0.32

Diluted	$(0.61)	$(0.29)	$(0.38)	$(0.37)	$0.29	$0.45	$0.43	$0.31

Weighted-average number of shares used in per share calculations:
Basic	49,061	48,988	48,835	48,743	48,610	48,291	47,893	47,384

Diluted	49,061	48,988	48,835	48,743	49,924	49,729	49,516	49,060

(1)
Fiscal 2008 operating results include a fourth quarter impairment charge of $4.4 million related to Singapore construction-in-progress assets (See Note 3).

(2)
Fiscal 2008 operating results include restructuring charges of $9.2 million relating to our global reorganization efforts, of which, $0.5 million recorded during the fourth quarter of fiscal 2008. (See Note 5).

Note 16—Subsequent Events

        In January 2009, the Company announced a global reorganization and cost reduction plan designed to lower the company's cash breakeven level in order to enable the company to sustain itself financially in the current market environment. As part of the plan, the company reduced its workforce by 22%. The Company expects to incur approximately $7.0 million in pre-tax restructuring charges,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 16—Subsequent Events (Continued)

mostly related to employee severance arrangements, in the first quarter of 2009. The majority of the charges are, or will be, cash expenditures.

        In February 2009, the Company entered into a contract for the premature termination of its land lease offer in Singapore and received $6.8 million in exchange for surrendering the lease offer and related land to the lessor.

INDEX TO EXHIBITS

        Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/02	4.01
4.02	Sixth Amended and Restated Rights Agreement by and among the Registrant and certain stockholders of the Registrant dated July 13, 2001	S-1	333-86738	4/22/02	4.02
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/02	4.03
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/02	4.04
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/02	4.05
4.06	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/02	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/02	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	8/7/08	10.03

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/07	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/07	10.01
10.09+	Employment Offer Letter dated November 17, 2004 to Joseph R. Bronson	10-K	000-50307	3/14/05	10.49
10.10+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/07	10.01
10.11+	Employment Offer Letter dated January 27, 2005 to Ronald C. Foster	10-K	000-50307	3/14/05	10.50
10.12+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	000-50307	3/26/08	10.01
10.13+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/08	99.01
10.14+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	10-K	000-50307	2/27/08	10.12
10.15+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	000-50307	4/21/08	10.01
10.16+	Employment Offer Letter dated March 1, 2008 to Jean B. Vernet	8-K	000-50307	3/31/08	10.01
10.17+	Written description of definitive agreements to increase bonus targets for certain executive officers approved on February 24, 2006	8-K	000-50307	3/2/06	—
10.18+	Written description of definitive agreements to increase base salaries for certain executive officers approved on April 10, 2006	8-K	000-50307	4/14/06	—
10.19+	Written description of definitive agreement to increase director compensation approved on May 18, 2006	8-K	000-50307	5/24/06	—
10.20+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/07	—

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.21+	Written description of definitive agreement regarding director compensation approved on May 21 and 22, 2008	8-K	000-50307	5/28/08	—
10.22	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.18
10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.18.1
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.25	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.19.1
10.26	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.20
10.27	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.20.1
10.28	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/06	10.01
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

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