Form 10-Q
period 2009-03-28
FORMFACTOR INC
filed 2009-05-07
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 24, 2009, 49,342,529 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenues	$27,369	$65,703
Cost of revenues	31,048	53,131
Gross profit (loss)	(3,679)	12,572
Operating expenses:
Research and development	14,110	16,388
Selling, general and administrative	26,310	22,658
Restructuring	7,679	5,320
Total operating expenses	48,099	44,366
Operating loss	(51,778)	(31,794)
Interest income	1,115	4,875
Other income (expense), net	(416)	793
Loss before income taxes	(51,079)	(26,126)
Benefit from income taxes	13,136	8,165
Net loss	$(37,943)	$(17,961)
Net loss per share:
Basic	$(0.77)	$(0.37)
Diluted	$(0.77)	$(0.37)
Weighted-average number of shares used in per share calculations:
Basic	49,201	48,743
Diluted	49,201	48,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 28,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$190,855	$337,926
Marketable securities	327,800	184,968
Accounts receivable, net of allowance for doubtful debts of $9,466 at March 28, 2009 and $4,220 at December 27, 2008	24,899	34,127
Inventories	19,796	18,788
Deferred tax assets	22,862	23,039
Refundable income taxes	10,328	29,413
Prepaid expenses and other current assets	11,933	14,702
Total current assets	608,473	642,963
Restricted cash	680	680
Property and equipment, net	107,482	113,813
Deferred tax assets	24,972	20,580
Other assets	1,214	7,674
Total assets	$742,821	$785,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,339	$33,214
Accrued liabilities	18,368	25,693
Income taxes payable	349	1,904
Deferred revenue	8,901	4,946
Deferred rent	453	452
Total current liabilities	55,410	66,209
Long-term income taxes payable	8,429	7,732
Deferred rent and other liabilities	5,478	5,705
Total liabilities	69,317	79,646
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 28, 2009 and December 27, 2008, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,333,595 and 49,062,308 shares issued and outstanding at March 28, 2008 and December 27, 2008, respectively	49	49
Additional paid-in capital	608,748	602,295
Accumulated other comprehensive income	851	1,922
Retained earnings	63,856	101,798
Total stockholders’ equity	673,504	706,064
Total liabilities and stockholders’ equity	$742,821	$785,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(37,943)	$(17,961)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,113	7,827
Stock-based compensation expense	4,787	6,117
Deferred income tax benefit	(4,408)	(1,551)
Excess tax benefits from equity based compensation plans	(15)	(26)
Provision for doubtful accounts receivable	5,245	—
Provision for excess and obsolete inventories	5,062	5,473
Loss on disposal of property and equipment	144	839
Non-cash restructuring	366	640
Changes in assets and liabilities:
Accounts receivable	4,020	12,282
Inventories	(6,083)	(2,934)
Prepaids and other current assets	2,570	2,117
Refundable income taxes	18,921	(7,164)
Other assets	6,383	110
Accounts payable	(4,355)	(2,610)
Accrued liabilities	(6,559)	(7,998)
Income tax payable	(834)	(752)
Deferred rent	(128)	(97)
Deferred revenues	3,956	132
Net cash used in operating activities	(758)	(5,556)
Cash flows from investing activities:
Acquisition of property and equipment	(4,966)	(11,253)
Purchases of marketable securities	(199,307)	(123,618)
Proceeds from maturities of marketable securities	53,515	15,125
Proceeds from sales of marketable securities	2,755	207,458
Net cash provided by (used) in investing activities	(148,003)	87,712
Cash flows from financing activities:
Proceeds from issuances of common stock	1,791	3,253
Excess tax benefits from equity based compensation plans	15	26
Net cash provided by financing activities	1,806	3,279
Effect of exchange rate changes on cash and cash equivalents	(116)	(34)
Net increase (decrease) in cash and cash equivalents	(147,071)	85,401
Cash and cash equivalents, beginning of period	337,926	315,232
Cash and cash equivalents, end of period	$190,855	$400,633
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$(2,133)	$(7,943)
Income taxes paid (refunded), net	$(27,391)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present the Company’s financial position, results of operations and cash flows have been included. Operating results for the three months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 27, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the last Saturday of December. Fiscal 2009 will end on December 26, 2009, and will consist of 52 weeks.

Reclassifications.  Certain prior period balances have been reclassified to conform to the current financial statement presentation.

Note 2 —Recent Accounting Pronouncements and Other Reporting Considerations

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff position (“FSP”) No. 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” to emphasize the use of an observable market transaction even when that transaction may not have been orderly or the market for that transaction may not have been active. FSP 157-4 gives guidance on (i) determining when volume and level of activity of an asset or liability has significantly decreased, (ii) identifying circumstances in which the transaction is not orderly and (iii) understanding the fair value implications of both (i) and (ii). This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company’s adoption of this FSP in the second quarter of fiscal 2009 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” to amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments in financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The provisions of this FSP are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company’s adoption of this FSP in the second quarter of fiscal 2009 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends the Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” (“APB No. 28”) to require those disclosures in summarized financial information at interim reporting periods. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the changes associated with adoption of this FSP will have a material effect on the reporting of its financial results.

The Emerging Issues Task Force (“EITF”) No. 08-1, “Revenue Arrangements with Multiple Deliverables,” modifies the objective-and-reliable-evidence-of-fair-value threshold in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The modification would allow the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither vendor-specific objective evidence nor acceptable third-party evidence of the selling price are available. In addition, this modification would eliminate the residual method for allocation of arrangement consideration.  If this standard is enacted, it could alter the timing of how the Company records revenue for future arrangements. As the standard is not final, the Company cannot currently predict what the impact of these changes could be on its consolidated financial statements.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current United States Generally Accepted Accounting Principles (“GAAP”), the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

Note 3 — Restructuring Charges

The Company accounts for restructuring and separation costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The Company recorded restructuring charges of $7.7 million and $5.3 million for the first quarter of fiscal 2009 and 2008, respectively. The restructuring plan implemented in the first quarter of 2009 is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed on February 27, 2009.

In the first quarter of fiscal 2009, the Company implemented a global reorganization and cost reduction plan (the “Q1 2009 Restructuring Plan”) designed to lower the company’s cash breakeven level in order to enable the company to sustain itself financially in the current market environment. The Q1 2009 Restructuring Plan extended the global cost reduction plans implemented during fiscal 2008 and included workforce reductions of 178 employees spread across all functions of the organization. The Q1 2009 Restructuring Plan also included other actions such as the elimination of 24 contractor positions as well as non-replacement of certain voluntary employee terminations. In accordance with SFAS 146, the Company recorded $7.7 million in charges for this restructuring plan in the first quarter of fiscal 2009, of which $7.3 million related to severance and related benefits and $0.4 million related to write-down of certain assets taken out of service. The Company expects to incur approximately $0.3 million in connection with this restructuring plan in the second quarter of fiscal 2009. The activity in the restructuring accrual for the three months ended March 28, 2009 was as follows (in thousands):

	Restructuring
	Employee
	Severance	Property	Contract
	and	and Equipment	Termination
	Benefits	Write-down	and Other	Total
Accrual at December 27, 2008	$77	$—	$71	$148
Q1’09 Restructuring charges	7,332	366	(19)	7,679
Cash payments	(5,287)		19	(5,268)
Non-cash settlements	(217)	(366)	—	(583)
Accrual at March 28, 2009	$1,905	$—	$71	$1,976

In the first quarter of fiscal 2008, the Company implemented a global cost reduction plan that included reducing its global workforce. The worldwide reduction in workforce involved approximately 14% of the headcount prior to the reduction. The majority of the activities comprising the cost reduction plan were completed by the end of the first quarter of fiscal 2008 and consisted primarily of global workforce reductions and property and equipment impairments. The Company recorded a charge of $5.3 million related to this plan during fiscal 2008. These initiatives are anticipated to result in additional cost reductions in the near term as a result of a more effective management structure. The Company believes this will allow the business to run more efficiently without sacrificing the Company’s ability to serve its customers.

Restructuring charges are reflected separately as “Restructuring” in the Condensed Consolidated Statements of Operations. The remaining accrual as of March 28, 2009 relates primarily to severance benefits which will be paid within the next 12 months. As such, the restructuring accrual is recorded as a current liability within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

Note 4 — Fair Value

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of the beginning of its fiscal 2008 year.  In February 2008, FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities as of the beginning of its 2009 fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

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

•                  Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 28, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market funds	$155,979	$—	$—	$155,979
Marketable securities
U. S. government securities	—	116,499	—	116,499
Municipal bonds	—	14,300	—	14,300
Agency securities	—	197,001	—	197,001
Total	$155,979	$327,800	$—	$483,779

The Level 1 assets consist of the Company’s money market fund deposits. The Level 2 assets consist of the Company’s available-for-sale debt investment portfolio. The Company’s investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgments. Broker’s pricing is used mainly when a quoted price is not available, the investment is not priced by the Company’s pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. The Company’s broker-priced investments are labeled as Level 2 investments because brokers price these investments based on similar assets without applying significant judgments. In addition, all of the Company’s broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s asset that was measured at fair value on a nonrecurring basis during the three months ended March 28, 2009 (in thousands):

	Three Months Ended	Fair Value Measured Using
	March 28, 2009	Level 1	Level 2	Level 3
Asset:
Asset held for sale (included in Prepaids and other current assets)	$900	$—	$—	$900

The Level 3 asset consisted of a building held for sale in Livermore, California. The Company used unobservable inputs to value the building held for sale reflecting the Company’s assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.

The Company’s fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 5 — Allowance for Doubtful Accounts

A majority of the Company’s trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. The Company takes into consideration (1) any circumstances of which the Company is aware of a customer’s inability to meet its financial obligations; and (2) its judgments as to prevailing economic conditions in the industry and their impact on its customers. If circumstances change, and the financial condition of its customers are adversely affected and they are unable to meet their financial obligations to the Company, the Company may need to take additional allowances, which would result in an increase in the Company’s net loss.

The Company recorded a provision for doubtful debts of $5.2 million in the first quarter of fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers facing financial difficulty. The allowance for doubtful accounts consisted of the following activity for the three months ended March 28, 2009 (in thousands):

Allowance for
Doubtful
Accounts Receivable
Balance at December 27, 2008	$4,220
Additions	5,246
Deductions	—
Balance at March 28, 2009	$9,466

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

The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company’s wafer probe cards. These factors make inventory valuation adjustments part of the Company’s normal recurring cost of revenue. Aggregate inventory write downs were $5.1 million, and $5.5 million for the quarters ended March 28, 2009, and March 29, 2008, respectively. The Company retains a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When the Company’s products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, the Company defers the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	March 28,	December 27,
	2009	2008
Raw materials	$1,146	$2,147
Work-in-progress	5,361	7,120
Finished goods:
Deferred cost of revenue	5,626	1,765
Manufactured finished goods	7,663	7,756
	$19,796	$18,788

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

A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Warranty accrual beginning balance	$1,098	$1,383
Accrual for warranties issued during the period	172	1,840
Settlements made during the period	(356)	(920)
Warranty accrual ending balance	$914	$2,303

Note 8 — Property and Equipment

Property and equipment consisted of the following (in thousands):

		Fiscal Years Ended
	Useful Life	March 28,	December 27,
	(in years)	2009	2008
Buildings	20	$—	$—
Machinery and equipment	5 to 7	112,153	109,808
Computer equipment and software	3 to 5	28,730	28,378
Furniture and fixtures	5	7,018	6,860
Leasehold improvements	1 to 15	70,602	70,699
		218,503	215,745
Less: Accumulated depreciation and amortization		(124,468)	(116,900)
		94,035	98,845
Construction-in-progress		13,447	14,968
		$107,482	$113,813

In fiscal 2007, as part of its global manufacturing plan, the Company entered into a land lease offer agreement to establish a manufacturing facility in Singapore. During fiscal 2008, the Company decided not to proceed with the construction of the new manufacturing facility at this proposed site in Singapore. Accordingly in the first quarter of fiscal 2009, the Company entered into a contract for the early termination of the land lease offer agreement in Singapore and received $6.7 million in exchange for surrendering to the lessor the lease offer and related land.

Note 9 — Comprehensive loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Net loss	$(37,943)	$(17,961)
Unrealized loss on investments, net	(412)	(263)
Cumulative translation adjustments	(659)	779
Comprehensive loss	$(39,014)	$(17,445)

Components of accumulated other comprehensive income were as follows (in thousands):

	March 28,	December 27,
	2009	2008
Unrealized gains and losses on investments, net of tax of $381 and $351, respectively	$668	$1,080
Foreign currency translation adjustments	183	842
Accumulated other comprehensive income	$851	$1,922

Note 10 — Stockholders’ Equity

Stock Option Plans

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

Stock option activity under the Prior Plans and the 2002 Plan during the three months ended March 28, 2009 is set forth below:

			Weighted
			Average
			Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 27, 2008	6,686,820	$27.36
Options granted	12,500	15.25
Options exercised	(42,498)	8.76
Options cancelled:
Forfeited	(220,130)	32.86
Expired	(25,434)	38.42
Balances, March 28, 2009	6,411,258	$27.23	4.65	$9,061,934

Vested and expected to vest at March 28, 2009	6,039,545	$27.09	4.60	$8,980,040

Ending Exercisable at March 28, 2009	4,181,819	$24.72	4.32	$8,750,464

The weighted average grant-date fair value of options granted during the quarter ended March 28, 2009 was $0.1 million. The intrinsic value of option exercises during the quarter ended March 28, 2009 was $0.3 million. Cash received from stock option exercises was $0.4 million. In connection with these exercises, the gross tax benefit realized by the Company was approximately $15,000.

Restricted Stock Units

Activity of the restricted stock units under the 2002 Plan during the three months ended March 28, 2009 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 27, 2008	583,865	$19.92
Awards granted	25,300	14.90
Awards vested	(124,437)	20.10
Awards cancelled	(35,923)	18.87
Restricted stock units at March 28, 2009	448,805	$19.65

Note 11 — Stock-Based Compensation

The Company applies the provisions of SFAS No. 123(R), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards.

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Stock-based compensation expense by type of award:
Employee stock options (1)	$3,753	$4,224
Employee stock purchase plan	219	1,133
Restricted stock units (2)	855	587
Net change in amounts capitalized as inventory	(40)	173
Total stock-based compensation	4,787	6,117
Tax effect on stock-based compensation	(1,618)	(1,620)
Total stock-based compensation, net of tax	$3,169	$4,497

(1)

The three months ended March 29, 2008 includes approximately $256,000 in stock-based compensation expense resulting from the modification and acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his separation agreement and general release.

(2)

The three months ended March 29, 2008 includes approximately $287,000 in stock-based compensation expense resulting from the acceleration of the vesting of a portion of the Company’s former Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release.

Stock Options

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Stock Options:
Dividend yield	—	—
Expected volatility	56.9%	53.2%
Risk-free interest rate	1.65%	3.03%
Expected term (in years)	4.75	4.75

Employee Stock Purchase Plan

During the three months ended March 28, 2009 and March 29, 2008, 154,145 shares and 150,410 shares, respectively, were issued under the Employee Stock Purchase Plan (“ESPP”). The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

	Three Months Ended
	March 28,	March 29,
	2009	2008
ESPP:
Dividend yield	—	—
Expected volatility	59.3 - 62.2%	52.0%
Risk-free interest rate	0.39 - 0.48%	2.13 - 2.15%
Expected term (in years)	0.50 - 1.00	0.50 - 1.00

Unrecognized Compensation Costs

At March 28, 2009, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$22,544	1.53
Restricted stock units	5,835	2.86
Employee Stock Purchase Plan	1,276	0.7
Total unrecognized share-based compensation expense	$29,655

Note 12 — Net Loss per Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted-average number of common shares outstanding for the period. Diluted net (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the first quarter of fiscal 2009 as well as the first quarter of fiscal 2008 was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) per share follows (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008
Basic net loss per share
Numerator:
Net loss	$(37,943)	$(17,961)
Denominator:
Weighted average common stock outstanding	49,201	48,743
Diluted net loss per share
Numerator:
Net loss	$(37,943)	$(17,961)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,201	48,743
Add stock options, restricted stock units, ESPP, warrants and common stock subject to repurchase	—	—
Weighted average shares used in computing diluted net loss per share	49,201	48,743

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Options to purchase common stock	5,781	7,162
Restricted stock units	46	36
Employee Stock Purchase Plan	50	50
Total potentially dilutive securities	5,877	7,248

Note 13 — Income Taxes

The Company’s effective income tax rate was a benefit of 26% for the first quarter fiscal of 2009 versus a benefit of 31% in the corresponding quarter of fiscal 2008.  The fiscal 2009 benefit was lower primarily due to a non-recurring, non-cash reduction in the Company’s long term deferred tax assets as of a result of a California tax law change revising the income apportionment computation beginning in 2011.  These long term deferred tax assets had been established under prior law when the Company’s expected California tax rate was to be higher.  This California tax law change will reduce the Company’s California taxes in the future, thus these long term deferred tax assets have been written down to reflect this change.

The Company computed its effective income tax rate for the current quarter based on its year-to-date results rather than on full year estimate of the effective income tax rate.  The Company believes, at this time, the effective tax rate for the quarter is the most reliable estimate of its annual effective income tax rate because the Company’s projected fiscal year 2009 income tax rate is unusually volatile due to significant uncertainty in its annual revenue.  Accordingly, the effective income tax rate for the current quarter reflects only its estimated tax benefits based on the actual results for the three months ended March 28, 2009.  The final effective income tax rate for fiscal year 2009 will likely be different than the tax rate in effect for the three months ended March 28, 2009 and could be considerably higher or lower, depending largely on the Company’s operating results before taxes and the geographic mix of income for the year.

The Company believes that the tax benefits arising from its U.S. loss is more likely than not realizable and accordingly no valuation allowance has been provided against these deferred tax assets.  Realization of these and other deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income.  If the Company determines that it may not be able to realize all or some portion of its deferred tax assets in the future, it will record a valuation allowance against such assets that could result in additional income tax provisions.  The Company also expects to incur a pretax loss in Singapore for which no tax benefit is being recognized, which will reduce the expected consolidated benefit below the U.S. statutory rate.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FAS 109”, the Company classifies interest and penalties related to uncertain tax positions as part of income tax expense. The Company recognized interest expense of $120,000 and $115,000 for the three months ended March 28, 2009 and March 29, 2008, respectively. As of March 28, 2009, the Company had approximately $463,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and non-U.S. tax authorities which might result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, the Company believes that it has adequately provided for any reasonably foreseeable outcome related to those matters. The Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of March 28, 2009, changes to the Company’s uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on its financial position or results of operations.

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

Note 14 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of March 28, 2009.

While the Company believes that it is in compliance in all material respects with the environmental laws and regulations that apply to it, in the future, the Company may receive environmental violation notices, and if received, final resolution of the violations identified by these notices could harm the Company’s operations, which may adversely impact its operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at Company or others’ sites or the imposition of new cleanup requirements could also harm the Company’s operations, thereby adversely impacting its operating results and cash flows.

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended March 28, 2009, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

Patent Litigation

The Company initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively “Micronics Japan.” In 2005, the Company filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 5,974,662, entitled “Method of Planarizing Tips of Probe Elements of a Probe Card Assembly,” 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,624,648, entitled “Probe Card Assembly” and 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates.” In 2006, the Company also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements” and 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same.” Phicom answered the complaint and the amended complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of the Company’s patents. Also in 2006, the Company filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of the Company’s wafer probe cards—U.S. Patent Nos. 6,246,247, entitled “Probe Card Assembly and Kit, and Methods of Using Same,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,624,648, entitled “Probe Card Assembly” and 7,073,254, entitled “Method for Mounting a Plurality of Spring Contact Elements.” Micronics Japan answered the complaint by denying infringement, alleging defenses and asserting counterclaims seeking adjudications on the validity, infringement and enforceability of the Company’s patents. The complaints in these actions seek both injunctive relief and monetary damages. These two district court actions have been stayed pending resolution of the complaint that the Company filed with the United States International Trade Commission, or ITC, which is described below.

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

The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the ITC. On or about January 23, 2009, the administrative law judge, after a September 2008 hearing, issued a claim construction ruling interpreting and defining terms of certain of the claims of the patents-in-suit. On or about January 28, 2009, the Company voluntarily withdrew its allegations to the extent that they encompassed its U.S. Patent No. 7,168,162, and on or about February 13, 2009, the administrative law judge issued an initial determination holding invalid the asserted claims of the Company’s U.S. Patent No. 6,624,648, after finding as part of the claim construction ruling that one of the terms in the asserted claims of that patent is indefinite. The Company appealed that initial determination of invalidity to the ITC panel on or about February 18, 2009.  The ITC panel agreed to review the initial determination and a decision is expected within 30-60 days of the date of filing this Form 10-Q.

The ITC scheduled hearing relating to the Company’s U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, and 7,225,538 was conducted from February 23, 2009 through March 6, 2009.  The administrative law judge will likely issue an initial determination on or before June 19, 2009.  The target date for the ITC’s final determination is October 19, 2009.  ITC remedial orders in Section 337 cases are effective when issued and become final 60 days after issuance, subject to Presidential review.

In addition to the United States litigations, the Company also initiated actions in Seoul, South Korea against Phicom. In 2004 the Company filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of the Company’s Korean Patent Nos. 252,457, entitled “Method of Fabricating Interconnections Using Cantilever Elements and Sacrificial Substrates,” 324,064, entitled “Contact Tip Structures for Microelectronic Interconnection Elements and Methods of Making Same,” 278,342, entitled “Method of Altering the Orientation of Probe Elements in a Probe Card Assembly” and 399,210, entitled “Probe Card Assembly;” as well as two actions the Company filed in 2006 in Seoul Central District Court against Phicom alleging infringement of certain claims of its Korean Patent No. 252,457 and seeking injunctive relief. These actions are all pending, on appeal to the High Court in Seoul as (i) on April 18, 2008, the Seoul Southern District Court issued a ruling that dismissed the Company’s complaint as it related to Korean Patent Nos. 252,457 and 324,064, finding certain claims of Patent Nos. 252,457 and 324,064 were invalid, and that one of the claims of each of the patents was not infringed by Phicom, (ii) in July 2008, the Seoul Central District Court dismissed the Company’s complaint related to Korean Patent No. 252,457, and (iii) on November 27, 2008, the Seoul Southern District Court dismissed the Company’s complaint related to Korean Patent Nos. 278,342 and 399,210.  The Company did not appeal the judgment on the injunctive relief request related to Korean Patent No. 252,457 filed in the Seoul Central District.

In response to the Company’s initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of the Company’s four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005 the Korea Patent Court issued rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210. In 2006, the Korea Patent Court issued a ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064, and also issued a ruling upholding the validity of the Company’s Korean Patent No. 252,457. The Company appealed the Patent Court invalidity rulings to the Korea Supreme Court. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In September 2007, the Korea Supreme Court affirmed the Patent Court rulings holding invalid certain claims of the Company’s Korean Patent Nos. 278,342 and 399,210. In April 2008, the Korea Supreme Court affirmed the Patent Court ruling holding invalid certain claims of the Company’s Korean Patent No. 324,064. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and finding invalid certain claims of the Company’s Korean Patent No. 252,457 and remanding the case for further trial to the Patent Court.

Additionally, one or more third parties have initiated challenges in the U.S. and foreign patent offices against certain of the above and other of the Company’s patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office against certain of the Company’s U.S. Patents that are at issue in the ITC investigation, proceedings in Korea against two of the Company’s Korean patents, and proceedings filed in Taiwan against four of the Company’s Taiwan patents.

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of March 28, 2009. The Company will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its then officers, including one former officer who was a director at the time of filing, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. On July 25, 2008, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleges violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claim that defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs seek to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion was held on February 6, 2009. The court took the matter under submission and indicated a ruling would be forthcoming. The Company expects that the court will rule on the current motion to dismiss within the next several weeks.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of March 28, 2009.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its then directors and officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is to be filed 30 days after the United States District Court in the stockholder class action enters a final ruling.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of March 28, 2009.

Commercial Litigation

On February 20, 2009, the Company filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company (“Spansion”), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion’s obligations under a purchase agreement entered into by the Company and Spansion, has failed to pay the Company for probe cards that the Company designed, developed and manufactured pursuant to several purchase orders placed by Spansion with the Company pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed the Company $8,094,533 for probe cards delivered by the Company and not paid for by Spansion. In the complaint, the Company is seeking (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that the Company believes Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of the Company over Spansion’s corporate assets and property, (iv) costs and (v) attorney’s fees.  Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay the Company’s complaint against Spansion.  The Company has deferred $1.4 million of revenue related to shipments to Spansion and has reserved the remaining $6.7 million of the outstanding receivable from Spansion as of the end of the first quarter of fiscal 2009.

The Company believes that the factual allegations and circumstances underlying the legal proceedings in this Note 14 filed against the Company are without merit. The Company also believes that it does not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible the Company will incur significant, and possibly material, attorneys’ fees, which may not be covered by its insurance policies. These legal proceedings may also divert the Company’s management’s time and attention away from business operations, which could prove to be disruptive to the Company’s business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds the Company’s insurance coverage, could individually or in the aggregate adversely impact the Company’s financial condition, liquidity or results of operations.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that the Company’s wafer probe cards infringe a third party’s intellectual property and the Company’s lessors in connection with facility leasehold liabilities that the Company may cause. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and its bylaws contain indemnification obligations in favor of its directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that the Company can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on its condensed consolidated balance sheet as of March 28, 2009.

The Company believes that substantially all of its indemnities and commitments provide for limitations on the maximum potential future payments it could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. The Company’s management believes that any liability for these indemnities and commitments would not be material to its accompanying consolidated financial statements.

Note 15 — Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Effective January 1, 2009, the Company adopted the changes to the disclosure requirements for derivative and hedging activities of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

The Company operates and sells its products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments under SFAS No.133, and therefore gains and losses are recognized in Other income (expense), net.

As of March 28, 2009, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about the Company’s foreign currency forward contracts outstanding as of March 28, 2009 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	2,897,799	$29,485
Taiwan Dollar	26,217	774
Korean Won	4,030,797	2,969
Total USD notional amount of outstanding foreign exchange contracts		$33,228

The contracts were entered into on March 27, 2009 and matured on April 24, 2009. Accordingly, there were no amounts reported in the Company’s Condensed Consolidated Balance Sheets as of March 28, 2009 related to these contracts. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ending March 28, 2009.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 28, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

	Location of Gain or	Amount of Gain or
Derivatives Not Designated as Hedging	(Loss) Recognized in	(Loss) Recognized in
Instruments Under SFAS No. 133	Loss on Derivative	Loss on Derivative

Foreign exchange forward contracts	Other Income (expense), net	$2,205
Total		$2,205

Note 16 — Subsequent Event

The Company entered into a Separation Agreement and Mutual Release effective May 1, 2009 (the “Separation Agreement”) with its founder and former Executive Chairman Dr. Igor Khandros, who retired from the company and the board of directors. Under the terms of the Separation Agreement, the Company accelerated vesting of options to acquire 75,000 shares and permitted certain vested stock options to be exercisable until the earlier of (i) May 1, 2014 or (ii) the original expiration date of the applicable stock option. The Company and Dr. Khandros also entered into a consulting agreement effective as of May 1, 2009 under which Dr. Khandros will continue to serve as a key advisor to the company for a term of one-year for a quarterly consulting fee of $75,000.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, or the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology.

The oversupply of memory devices coupled with the overall global economic downturn and uncertainty in fiscal 2008 had a significant impact on global semiconductor device manufacturing. As the first quarter of fiscal 2009 progressed, we saw our markets becoming increasingly affected by the continuing global macroeconomic downturn which resulted in a significant decrease in demand and a challenging environment for our advanced wafer probe cards. Revenues for the first quarter of fiscal 2009 were $27.4 million, reflecting a decline of 58.3% from the first quarter of fiscal 2008. This revenue decline was in each of the product markets we address—Dynamic Random Access Memory, or DRAM, NAND and NOR Flash memory and System on a Chip, or SoC, and was primarily due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, semiconductor manufacturers’ efforts to curtail spending and conserve cash by taking capacity offline, reducing production, delaying the transition to new technology nodes and postponing the implementation of tooling cycles.

We incurred a net loss of $37.9 million in the first quarter of fiscal 2009 as compared to net loss of $18.0 million for the first quarter of fiscal 2008, primarily due to lower revenues, the inclusion of $7.7 million of restructuring charges, and $5.2 million in provision for bad debts due to the heightened risk of non-payment of certain accounts receivable. Net loss for the first quarter of fiscal 2008 included $5.3 million in restructuring charges. In the first quarter of fiscal 2009, we initiated a global reorganization and cost reduction plan designed to lower our cash breakeven level in order to enable us to sustain ourselves financially in the current market environment. As part of the plan, we reduced our workforce by approximately 22%. We also implemented certain non-severance measures that we expect to result in future cost savings. In addition, we are restructuring our operations through our global regionalization strategy by, for example, placing more decision-making in regions close to our semiconductor customers to enhance customer relationships, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts.

Our cash, cash equivalents and marketable securities totaled approximately $518.7 million as of March 28, 2009 as compared to $522.9 million at December 27, 2008. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second quarter of fiscal 2009.

We believe it is likely that the global economic and semiconductor industry downturns will persist; however, we cannot predict their severity or duration. Given the overall weakness of the United States economy and the global macroeconomy, and the current downturn in the semiconductor industry and its effects on demand for our products, we are unable to precisely forecast when or if revenues and profitability will return to previous levels.

Revenues.  We derive substantially all of our revenues from product sales of wafer probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers’ products are sold and market conditions in the semiconductor industry. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

Research and Development.   Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest in research and development activities to improve and enhance existing technologies and to develop new technologies for current and new markets and for new applications.

Selling, General and Administrative.    Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, provision for doubtful accounts, internal and outside sales representatives’ commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for protecting and enforcing our patent rights and regulatory compliance costs.

Restructuring Charges. Restructuring charges include expenses related to employee termination severance pay and benefits, and property and equipment impairment charges incurred as part of our global cost reduction plans.

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, valuation and recognition of stock-based compensation, provision for income taxes and related deferred tax assets, valuation and tax liabilities and accruals for other liabilities.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	113.4	80.9
Gross profit (loss)	(13.4)	19.1
Operating expenses:
Research and development	51.6	24.9
Selling, general and administrative	96.1	34.4
Restructuring charge	28.1	8.1
Total operating expenses	175.8	67.4
Operating (loss)	(189.2)	(48.3)
Interest income, net	4.1	7.4
Other income (expense), net	(1.5)	1.2
(Loss) before income taxes	(186.6)	(39.7)
Benefit from income taxes	48.0	12.4
Net (loss)	(138.6)%	(27.3)%

Three Months Ended March 28, 2009 and March 29, 2008:

Revenues

	March 28,	March 29,
	2009	2008	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$23,546	$40,175	(41.4)%
Flash	619	16,218	(96.2)
SoC	3,204	9,310	(65.6)
Total revenues	$27,369	$65,703	(58.3)%

Revenues in the three months ended March 28, 2009 decreased 58.3%, or $38.3 million, to $27.4 million from $65.7 million in the comparable period a year ago. The decrease in revenue for the three months ended March 28, 2009 is primarily due to weak demand for our advanced wafer probe cards caused by the continued weakness in the semiconductor market. For certain of our products we also experienced pricing pressure due to the availability of competitive products, which also contributed to the decrease in revenues.

Our revenues for the three months ended March 28, 2009 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the three months ended March 28, 2009 decreased significantly compared to the same period in the prior year, primarily due to continued weak market conditions in which DRAM device pricing fell below the industry average of semiconductor manufacturers’ cash costs.  Given the current price of DRAM devices, our customers that manufacture DRAM devices took certain actions, including decisions to delay transitions to new technology nodes, test capacity expansions and ramping of key devices.  We also experienced pricing pressure on certain DRAM test products due to the competitive environment.

Revenues from sales to Flash memory device manufacturers also decreased significantly in the three months ended March 28, 2009 compared to the same period in the prior year, with the decrease driven by sales decline in both NOR and NAND Flash wafer probe cards. The weakness in NOR Flash can be attributed to a decline in purchases by certain key customers. The decrease was primarily driven by a decline in revenues from NOR Flash wafer probe cards resulting from our largest NOR customer filing for bankruptcy protection in the first quarter of fiscal 2009. Additionally, revenues from NAND Flash wafer probe cards declined as NAND Flash memory device manufacturers significantly reduced their output in the first quarter of fiscal 2009, in an attempt to promote industry absorption of excess inventories.

Revenues from manufacturers of SoC devices decreased in the three months ended March 28, 2009 compared to the same period in the prior year, primarily due to the overall downturn in the semiconductor industry which negatively impacted the revenues from sales of our wafer probe cards.

The weak macroeconomic and credit environments have adversely impacted the profitability of our customers and their capital spending and are likely to result in product revenues in the near term that are lower than our revenue levels in comparable periods during prior fiscal years.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	March 28,	% of	March 29,	% of
	2009	Revenues	2008	Revenues
		(In thousands except percentages)
Japan	$19,866	72.6%	$22,053	33.6%
North America	2,948	10.8	12,137	18.5
Asia Pacific	2,839	10.4	24,889	37.9
Europe	1,314	4.7	4,759	7.2
Singapore	402	1.5	1,865	2.8
Total revenues	$27,369	100.0%	$65,703	100.0%

Geographic revenue information is based on the location to which we ship the customer product. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, if the product is shipped to an address in South Korea it is reflected in the revenue for Asia Pacific.

The decreases in Japan and Asia Pacific for the three months ended March 28, 2009 as compared to the same period in the prior year was primarily due to the decrease in our DRAM and Flash product sales in the region. The decrease in revenues in North America for the three months ended March 28, 2009 compared to the same period in the prior year was primarily driven by decreased demand for our SoC wafer probe cards. Revenue in Europe decreased for the three months ended March 28, 2009 primarily due to the decreased demand for all of our products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Elpida Memory	71.0%	24.7%
Spansion	*	17.2
Intel Corporation	*	12.6
Hynix Semiconductor	*	10.6

* Less than 10% of revenues.

Gross Profit

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Gross profit (loss)	$(3,679)	$12,572
Gross margin (loss)	(13.4)%	19.1%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 28, 2009, gross margin declined compared to the same period in the prior year, primarily due to the significant decline in revenue driving lower factory utilization, thereby increasing unit manufacturing costs, combined with declines in average selling prices as well as unfavorable change in product mix from higher margin to lower margin products. This decline was partially mitigated by lower personnel costs as a result of our fiscal 2008 and 2009 global cost reduction plans as well as a decline in inventory write-downs. Inventory provision decreased from $7.2 million or 11.0% of revenues the first quarter of fiscal 2008 to $5.1 million or 18.5% of revenues in the first quarter of fiscal 2009. The higher inventory write-downs in first quarter of fiscal 2008 were associated with deterioration in the DRAM memory segment in that period. Gross margin for the first three months of fiscal 2009 includes stock-based compensation expense of $0.8 million or 2.8% of revenue compared to $1.4 million, or 2.1% of revenue for the first three months of fiscal 2008. The decline of stock-based compensation, in absolute dollars, was primarily as a result of reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

In the near future, our gross margins will likely continue to be adversely affected by lower levels of product revenues in comparison to the same periods in the prior fiscal year, even though we have taken significant steps to reduce our production levels and operating cost structure. Additionally, we may be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Research and Development

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Research and development	$14,110	$16,388
% of revenues	51.6%	24.9%

Research and development expenses decreased in absolute dollars for the three months ended March 28, 2009 compared to the same period in the prior year primarily due to a decrease in certain new technology product development related costs, personnel costs and depreciation, facilities and information technology allocations. For the three months ended March 28, 2009, personnel costs decreased $1.4 million, primarily due to reductions in headcount as a result of our global reorganization plans; expenses related to new technology and product development decreased $0.5 million, depreciation and facilities and information technology allocations decreased $0.2 million, primarily due to the implementation of corporate cost reduction initiatives. Stock-based compensation included within research and development was $1.0 million for the three months ended March 28, 2009 compared to $1.2 million for the three months ended March 29, 2008, with the decrease in absolute dollars being primarily due to reductions in headcount due to the 2008 and 2009 global cost reduction plans.

As a percent of revenues, research and development expenses increased during the three months ended March 28, 2009 compared to the three months ended March 29, 2008 primarily due to the declining revenue base.

We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and SoC products, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Selling, general and administrative	$26,310	$22,658
% of revenues	96.1%	34.4%

Selling, general and administrative expenses increased in absolute dollars for the three months ended March 28, 2009 compared to the same period in the prior year primarily due to an increase in legal costs and allowance for doubtful accounts offset in part by a decrease in personnel costs. For the three months ended March 28, 2009, provision for bad debts increased by $5.2 million primarily due to the heightened risk of collection from certain customers, and outside legal and other professional fees increased by approximately $2.0 million. Personnel related costs decreased by approximately $2.0 million primarily due to the work force reductions, other discretionary expenses decreased by $1.1 million due to the newly implemented corporate cost reduction initiatives and facilities-related costs and depreciation decreased $0.2 million.  In addition, stock-based compensation included within selling, general and administrative expense was $2.8 million for the three months ended March 28, 2009 compared to $3.1 million for three months ended March 29, 2008, the decrease being primarily due to reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

As a percent of revenue, selling, general and administrative expenses increased in three months ended March 28, 2009 as compared to the three months ended March 29, 2008, primarily due to the declining revenue base.

Restructuring Charges

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Restructuring charge	$7,679	$5,320
% of revenues	28.1%	8.1%

In the first quarter of fiscal 2009, we implemented a global cost reduction plan that included reducing our global workforce by 22%. The global cost reduction plan implemented in the first quarter of fiscal 2009 extended the cost reduction plans implemented during fiscal 2008 and impacted employees across all functions of the organization. We recorded $7.7 million in restructuring charges in the three months ended March 28, 2009. The plan consisted primarily of involuntary employee terminations and benefit costs and write-down of certain assets taken out of service.  All expenses, including adjustments associated with our restructuring plans, are included in “Restructuring” in the Consolidated Statements of Operations. During the three months ended March 28, 2009, we paid $5.3 million of severance and benefits of the cost reduction plan implemented in the first quarter of fiscal 2009. We anticipate that the remainder of the employee-related charges resulting from the cost reduction plan implemented in the first quarter of fiscal 2009 will be paid within the next 12 months. We expect to realize a quarterly cost savings of approximately $3.4 million as a result of the actions taken in the first quarter of fiscal 2009 related to this plan. Approximately 21% and 13% of the restructuring cost savings are expected to be reflected as a reduction in research and development expense and selling, marketing and administrative expense, respectively, beginning in the second quarter of fiscal 2009.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Interest income	$1,115	$4,875
% of revenue	4.1%	7.4%

Other income (expense)	$(416)	$793
% of revenues	(1.5)%	1.2%

The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower interest yields for the three months ended March 28, 2009 as compared to the three months ended March 29, 2008 as well as lower average balances. Weighted average yields for the three months ended March 28, 2009 and March 29, 2008 were 0.78% and 3.41%, respectively. Cash, cash equivalents, restricted cash and marketable securities were $519.3 million at March 28, 2009 compared to $558.0 million at March 29, 2008. Other income (expense) for the three months ended March 28, 2009 was mainly comprised of net realized gains related to the sale of investments and bank fees offset by foreign currency losses primarily related to Japanese Yen.

Benefit from Income Taxes

	Three Months Ended
	March 28,	March 29,
	2009	2008
	(In thousands)
Benefit from income taxes	$(13,136)	$(8,165)
Effective tax rate	(25.7)%	(31.2)%

Our effective income tax rate was a benefit of 26% for the three months ended March 28, 2009 versus a benefit of 31% in the corresponding fiscal 2008 period.  The fiscal 2009 benefit was lower primarily due to a non-recurring, non-cash reduction in our long term deferred tax assets as a result of a California tax law change revising the income apportionment computation beginning in 2011.  These long term deferred tax assets had been established under prior law when our expected California tax rate was to be higher.  This California tax law change will reduce our California taxes in the future, thus these long term deferred tax assets have been written down to reflect this change.

We have computed our effective income tax rate for the current quarter based on our year-to-date results rather than on a full year estimate of the effective income tax rate.  We believe, at this time, the effective income tax rate for the quarter is the most reliable estimate of our annual effective income tax rate because our projected fiscal year 2009 income tax rate is unusually volatile due to significant uncertainty in our annual revenue.  Accordingly, the effective income tax rate for the current quarter reflects only our estimated tax benefits based on the actual results for three months ended March 28, 2009.  The final effective income tax rate for fiscal year 2009 will likely be different than the tax rate in effect for the three months ended March 28, 2009 and could be considerably higher or lower, depending largely on our operating results before taxes and the geographic mix of income for the year.

We believe that the benefits arising from our U.S. loss is more likely than not realizable. Accordingly, no valuation allowance has been provided for these deferred tax assets. Realization of these and other deferred tax assets is dependent on our ability to generate sufficient future taxable income.  If we determine that we may not be able to realize all or some portion of our deferred tax assets in the future, we will record a valuation allowance against such assets that could result in additional income tax provision.  We also expect to incur a pretax loss in Singapore for which no tax benefit is recognized, which will reduce the expected consolidated benefit below the U.S. statutory rate.

Liquidity and Capital Resources

(Dollars in thousands)	March 28, 2009	Change	December 27, 2008
Working capital	$553,063	(4.1)%	$576,754
Cash, cash equivalents and marketable securities	518,655	(0.8)	522,894

Working capital: The decrease in working capital in the first three months of fiscal 2009 was primarily due to a decrease in our accounts receivable due to lower revenues, lower refundable taxes due to the receipt of a federal income tax refund of $29.0 million in March 2009, and the decrease in accounts payable and accrued liabilities.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $10.6 million held by our foreign subsidiaries as of March 28, 2009.

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, was 106 days at March 28, 2009 compared with 87 days at December 27, 2008. The increase in DSO is primarily due to the significant shift to longer payment terms for several customers.  Additionally, with the continuing challenges in the semiconductor market, a few of our customers which are in a cash preservation mode are extending payments past their original due dates.

	Three Months Ended
(Dollars in thousands)	March 28, 2009	Change	March 29, 2008
Cash used in operating activities	$(758)	(86)%	$(5,556)
Cash used in investing activities	(148,003)	(269)	87,712
Cash provided by financing activities	1,806	(45)	3,279

Cash flows from operating activities: Net cash used in operating activities was primarily driven by the operating loss of $37.9 million incurred during the first quarter of fiscal 2009 offset in part by non-cash charges consisting of $8.1 million of depreciation and amortization, $5.2 million in provision for doubtful accounts, $5.1 million in reserves for excess and obsolete inventory and $4.8 million of stock-based compensation.

The net change in operating assets and liabilities for the three months ended March 28, 2009 of $17.9 million consisted primarily of the decrease in refundable income taxes, due to the receipt of a federal income tax refund of $29.0 million in March 2009, a decrease in accounts receivable due to the decline in revenues, a decrease in prepaid expenses due to the receipt of a consumption tax refund of $3.4 million and a decrease in other assets due to the receipt of $6.7 million related to the termination of a prepaid land lease agreement in Singapore. The net increase in operating assets and liabilities was offset in part by the decrease in accounts payable and accrued liabilities as well as an increase in inventories.

Net cash used in operating activities was $5.6 million for the three months ended March 29, 2008. Net cash used for operating activities was driven by the operating loss incurred during the three months ended March 29, 2008. The use of cash also was the result of increases in inventory and a significant decrease in accounts payable and accrued liabilities offset by a decrease in accounts receivable. Non-cash items, primarily depreciation and amortization expense, deferred income taxes, stock-based compensation, and reserves for excess and obsolete inventory also contributed to the use of cash in operating activities.

Cash flows from investing activities: The cash flows used in investing activities primarily relate to purchases of marketable securities for the three months ended March 28, 2009. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets. In addition, cash was used in the acquisition of property and equipment primarily from capital expenditures in support of information technology system upgrade and new product technology.

The cash flows provided by investing activities for the quarter ended March 29, 2008 primarily relate to the liquidation of a significant portion of the investments in municipal bonds, offset by cash used in the acquisition of property and equipment primarily from capital expenditures in support of factory capacity, service center and information technology system upgrades, and new product technology.

Cash flows from financing activities: The cash flows provided by financing activities for the three months ended March 28, 2009 are primarily due to $2.4 million received from the January 2009 purchase under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $0.6 million.

The cash flows provided by financing activities for the three months ended March 29, 2008 was primarily attributable to $0.2 million of net proceeds from the exercise of stock options and $3.1 million received from the January 2008 purchases under ESPP.

Our cash, cash equivalents and marketable securities declined in the first quarter of fiscal 2009. Given the uncertainty in the global economy and the downturn in the semiconductor industry coupled with the decrease in demand for our products, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. We are also considering establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2009.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 28, 2009, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 27, 2008. Our exposure to market risk has not changed materially since December 27, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 14 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2008, and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

The ongoing financial crisis and global economic downturn could continue to negatively affect our business, results of operations, and financial condition.

The ongoing financial crisis affecting the banking system and financial markets; and the going concern threats to financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; extreme volatility in credit, fixed income, and equity markets; and a global economic downturn. We may continue to experience a number of adverse follow-on effects from the credit crisis and global economic downturn on our business.  For example, our customers could continue to curtail their capital expenditures and to defer their adoption of emerging technologies in response to further reductions in demand for consumer and other products incorporating devices tested with our wafer probes,. The ongoing credit crisis and global economic downturn could also result in the insolvency of key suppliers, leading to delays in the development and shipment of our products, increased expense and a loss of revenue. We may also experience increased impairment charges due to declines in the fair values of marketable debt securities. Further, a protracted downturn could result in additional customers filing for bankruptcy protection or insolvency proceedings, which would continue to negatively impact our ability to collect accounts receivables and realize revenue for product shipped to such customers. For example, in fiscal 2009, our customers, Spansion LLC and Qimonda Richmond LLC filed such actions in the United States and Spansion Japan, Inc. and Qimonda AG filed such actions in Japan and Germany, respectively. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and their ability to obtain financing.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. One customer accounted for 71.0% of our revenues in the quarter ended March 28, 2009, and four customers accounted for 65.1% of our revenues in the quarter ended March 29, 2008. In the first quarter of fiscal 2008, our ten largest customers accounted for 87.1% of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. In the first quarter of fiscal 2009, fewer than ten customers accounted for all of our revenues. As a result of the ongoing global economic and semiconductor downturns, we have experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a prolonged or another downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. In the current global economic and semiconductor industry downturns, we are more exposed to this non-payment risk because of concerns regarding the financial viability of certain semiconductor manufacturers. For example, in the first quarter of fiscal 2009, we recorded a $5.2 million pre-tax expense to increase our allowance for bad debts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers. Additionally, on February 20, 2009, we filed a complaint in a California state superior court against Spansion, LLC in which we are seeking, among other things, payment of approximately $8.1 million for probe cards purchased by and delivered to Spansion; the action was stayed by Spansion LLC’s filing for bankruptcy protection in the United States.  We may be unable to recognize revenue and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future.  Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted and in the future is likely to result in price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include AMST Co., Ltd., Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., SV Probe Inc., Micronics Japan Co., Ltd., Microfriend Inc., MicroProbe Inc., Phicom Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Touchdown Technologies, Inc., TSE Co., Ltd. and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications.  It is also possible that one or more of our competitors may be able to increase their relative revenue with mutual customers, resulting in a loss of revenue share to us.  It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

If we chose not to protect our proprietary rights adequately or fail in our efforts to protect our proprietary rights, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. To date, we have not been successful in our efforts to enforce our proprietary rights in South Korea.  As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation including an ongoing investigation against two competitors pending before the International Trade Commission.  In certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 70 and below nanometer technology nodes, to one gigabit density devices, to Double Data Rate II, or DDR II, architecture devices, and to Double Data Rate III, or DDR III, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. Successful product design, development and introduction on a timely basis require that we:

•              design innovative and performance-enhancing product architectures, technologies and features that differentiate our products from those of our competitors;

•              in some cases engage with third parties who have particular expertise in order to complete one or more aspects of the design and manufacturing process;

•              transition our products to new manufacturing technologies;

•              identify emerging technological trends in our target markets;

•              maintain effective marketing strategies;

•              respond effectively to technological changes or product announcements by others; and

•              adjust to changing market conditions quickly and cost-effectively.

Not only do we need the technical expertise to implement the changes necessary to keep our technologies current, but we must also rely heavily on the judgment of our management to anticipate future market trends. If we are unable to timely predict industry changes, or if we are unable to modify our products or design, manufacture and deliver new products on a timely basis, or if a third party with which we engage does not timely deliver a component or service for one of our product modifications or new products, we might lose customers or market share. In addition, we might not be able to recover our research and development expenditures, which could harm our operating results.

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

We recorded material restructuring charges related to our global workforce reduction and impairment charges related to our long-lived assets in the first and second quarters of fiscal 2008 and the first quarter of fiscal 2009. If the current challenging economic conditions persist, we may implement additional cost-reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Declines in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

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

Date: May 7, 2009

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