Form 10-Q
period 2009-06-27
FORMFACTOR INC
filed 2009-08-06
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

As of July 31, 2009, 49,469,534 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues	$31,198	$52,013	$58,567	$117,716
Cost of revenues	32,524	40,912	63,572	94,043
Gross profit (loss)	(1,326)	11,101	(5,005)	23,673
Operating expenses:
Research and development	13,938	15,821	28,047	32,209
Selling, general and administrative	18,263	22,705	44,574	45,363
Restructuring	264	3,223	7,943	8,543
Total operating expenses	32,465	41,749	80,564	86,115
Operating loss	(33,791)	(30,648)	(85,569)	(62,442)
Interest income	762	3,128	1,877	8,003
Other income (expense), net	(89)	(652)	(505)	141
Loss before income taxes	(33,118)	(28,172)	(84,197)	(54,298)
Provision for (benefit from) income taxes	32,728	(9,513)	19,592	(17,678)
Net loss	$(65,846)	$(18,659)	$(103,789)	$(36,620)
Net loss per share:
Basic	$(1.33)	$(0.38)	$(2.11)	$(0.75)
Diluted	$(1.33)	$(0.38)	$(2.11)	$(0.75)
Weighted-average number of shares used in per share calculations:
Basic	49,394	48,835	49,297	48,789
Diluted	49,394	48,835	49,297	48,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 27,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$183,106	$337,926
Marketable securities	303,712	184,968
Accounts receivable, net of allowances for doubtful accounts of $9,151 at June 27, 2009 and $4,220 at December 27, 2008	34,214	34,127
Inventories	18,560	18,788
Deferred tax assets	7,085	23,039
Refundable income taxes	14,791	29,413
Prepaid expenses and other current assets	8,717	14,702
Total current assets	570,185	642,963
Restricted cash	680	680
Property and equipment, net	100,898	113,813
Deferred tax assets	1,815	20,580
Other assets	1,248	7,674
Total assets	$674,826	$785,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,562	$33,214
Accrued liabilities	16,229	25,693
Income taxes payable	190	1,904
Deferred revenue	9,771	4,946
Deferred rent	455	452
Total current liabilities	47,207	66,209
Long-term income taxes payable	6,153	7,732
Deferred rent and other liabilities	5,424	5,705
Total liabilities	58,784	79,646
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 27, 2009 and December 27, 2008, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,467,371 and 49,062,308 shares issued and outstanding at June 27, 2009 and December 27, 2008, respectively	49	49
Additional paid-in capital	616,926	602,295
Accumulated other comprehensive income	1,058	1,922
Retained earnings (deficit)	(1,991)	101,798
Total stockholders’ equity	616,042	706,064
Total liabilities and stockholders’ equity	$674,826	$785,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(103,789)	$(36,620)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,989	15,776
Stock-based compensation expense	11,909	12,811
Deferred income tax provision (benefit)	34,642	(2,653)
Excess tax benefits from equity based compensation plans	(437)	(127)
Provision for doubtful accounts receivable	4,931	489
Provision for excess and obsolete inventories	5,818	11,846
Loss on disposal of property and equipment	144	982
Non-cash restructuring	366	—
Changes in assets and liabilities:
Accounts receivable	(4,976)	23,449
Inventories	(5,545)	(7,391)
Prepaids and other current assets	5,858	1,911
Refundable income taxes	14,683	(16,062)
Other assets	6,389	224
Accounts payable	(8,252)	(5,327)
Accrued liabilities	(8,752)	(8,735)
Income tax payable	(3,285)	(895)
Deferred rent	(257)	(195)
Deferred revenues	4,821	2,266
Net cash used in operating activities	(29,743)	(8,251)
Cash flows from investing activities:
Acquisition of property and equipment	(8,753)	(20,772)
Purchases of marketable securities	(287,616)	(163,568)
Proceeds from maturities of marketable securities	149,430	147,352
Proceeds from sales of marketable securities	18,905	153,789
Net cash provided by (used) in investing activities	(128,034)	116,801
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net	2,565	3,453
Excess tax benefits from equity based compensation plans	437	127
Net cash provided by financing activities	3,002	3,580
Effect of exchange rate changes on cash and cash equivalents	(45)	(186)
Net increase (decrease) in cash and cash equivalents	(154,820)	111,944
Cash and cash equivalents, beginning of period	337,926	315,232
Cash and cash equivalents, end of period	$183,106	$427,176
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$(5,065)	$(9,153)
Income taxes paid (refunded), net	$(26,576)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 27, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009.

Fiscal Year. The Company operates on a 52/53 week fiscal year, whereby the year ends on the last Saturday of December. Fiscal 2009 will end on December 26, 2009, and will consist of 52 weeks.

Reclassifications.  Certain prior period balances have been reclassified to conform to the current financial statement presentation. None of these reclassifications had an impact on reported net loss for any periods presented.

Subsequent Events. The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

For the quarter beginning March 29, 2009, the Company adopted FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in a company’s financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). There was no initial effect of adoption on March 28, 2009.

For the quarter beginning March 29, 2009, the Company adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have an impact on the Company’s consolidated results of operations or financial condition.

For the quarter beginning March 29, 2009, the Company adopted FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The adoption of FSP FAS 107-1 did not have an impact on the Company’s consolidated results of operations or financial condition. See Note 4 for additional disclosures included in accordance with FSP FAS 107-1.

For the quarter beginning March 29, 2009, the Company adopted FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of SFAS 165 did not have an impact on the Company’s consolidated results of operations or financial condition.

The Emerging Issues Task Force (“EITF”) No. 08-1, “Revenue Arrangements with Multiple Deliverables,” is expected to modify the objective-and-reliable-evidence-of-fair-value threshold in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” The modification would allow the use of an estimated selling price for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither vendor-specific objective evidence nor acceptable third-party evidence of the selling price are available. In addition, this modification would eliminate the residual method for allocation of arrangement consideration.  If this standard is enacted, it could alter the timing of how the Company records revenue for future arrangements. As the standard is not final, the Company cannot currently predict what the impact of these changes could be on its consolidated financial statements.

Note 3 — Restructuring Charges

The Company accounts for restructuring and separation costs in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  The Company recorded restructuring charges of $0.3 million and $3.2 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and $7.9 million and $8.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively. The restructuring plan implemented in the first quarter of 2009 is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed on February 27, 2009.

In the first quarter of fiscal 2009, the Company implemented a global reorganization and cost reduction plan (the “Q1 2009 Restructuring Plan”) designed to lower the Company’s cash breakeven level in order to enable the Company to sustain itself financially in the current market environment. The Q1 2009 Restructuring Plan extended the global cost reduction plans implemented during fiscal 2008 and included workforce reductions of 178 employees spread across all functions of the organization. The Q1 2009 Restructuring Plan also included other actions such as the elimination of 24 contractor positions as well as non-replacement of certain voluntary employee terminations. In accordance with SFAS 146, the Company recorded $7.7 million in charges for this restructuring plan in the first quarter of fiscal 2009, of which $7.3 million related to severance and related benefits and $0.4 million related to write-down of certain assets taken out of service. The Company incurred approximately $0.3 million in connection with this restructuring plan in the second quarter of fiscal 2009 related to severance and related benefits. The following table summarizes the activity related to the Q1 2009 Restructuring Plan as of June 27, 2009 (in thousands):

	Employee Severance and Benefits	Property and Equipment Write-down	Contract Termination and Other	Total
Accrual at December 27, 2008	$77	$—	$71	$148
Q1’09 Restructuring charges	7,332	366	(19)	7,679
Cash payments	(5,287)		19	(5,268)
Non-cash settlements	(217)	(366)	—	(583)
Accrual at March 28, 2009	1,905	—	71	1,976
Q2’09 Restructuring charges	250	—	14	264
Cash payments	(776)	—	—	(776)
Accrual at June 27, 2009	$1,379	$—	$85	$1,464

Restructuring charges are reflected separately as “Restructuring” in the Condensed Consolidated Statements of Operations. The remaining accrual as of June 27, 2009 relates primarily to severance benefits which will be paid within the next nine months. As such, the restructuring accrual is recorded as a current liability within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

Note 4 — Fair Value

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of the beginning of its fiscal 2008 year for its financial assets and financial liabilities.  In February 2008, FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted SFAS 157 as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities as of the beginning of its 2009 fiscal year.

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

Assets Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, agency securities and foreign currency derivatives. In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 27, 2009 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$144,660	$—	$144,660
Agency securities	—	19,996	19,996
Marketable securities
U. S. Treasury	—	48,456	48,456
Municipal bonds	—	12,083	12,083
Agency securities	—	243,175	243,175
Total	$144,660	$323,710	$468,370

The Level 1 assets consist of the Company’s money market fund deposits. The Level 2 assets consist of the Company’s available-for-sale debt investment portfolio. The Company’s investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgments. Broker’s pricing is used mainly when a quoted price is not available, the investment is not priced by the Company’s pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. The Company’s investments are labeled as Level 2 investments because fair values for these investments are based on similar assets without applying significant judgments. In addition, all of the Company’s investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents the Company’s asset that was measured at fair value on a nonrecurring basis during the six months ended June 27, 2009 (in thousands):

	Six Months Ended	Fair Value Measured Using
	June 27, 2009	Level 1	Level 2	Level 3
Asset:
Asset held for sale (included in Prepaids and other current assets)	$900	$—	$—	$900

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

Marketable Securities

Marketable securities at June 27, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury	$63,235	$231	$(45)	$63,421
Agency Securities	227,625	600	(16)	228,209
Obligations of states and political subdivisions	12,015	76	(9)	12,082
	$302,875	$907	$(70)	$303,712

Marketable securities at December 27, 2008 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury	$104,817	$468	$—	$105,285
Agency Securities	60,943	836	(24)	61,755
Obligations of states and political subdivisions	17,862	126	(60)	17,928
	$183,622	$1,430	$(84)	$184,968

The Company typically invests in highly-rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized losses on the Company’s investments during the three and six months ended June 27, 2009 were caused primarily by changes in interest rates. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades. The Company believes that the unrealized losses are not other-than-temporary. The Company does not have a foreseeable need to liquidate the portfolio and anticipates recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Contractual maturities of marketable securities as of June 27, 2009 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$266,958	$267,346
Due after one year to three years	35,917	36,366
	$302,875	$303,712

Realized gains on sales and maturities of marketable securities were immaterial for the three and six months ended June 27, 2009. Realized gains on sales and maturities of marketable securities were immaterial for the three months ended June 28, 2008 and were $0.5 million for the six months ended June 28, 2008.

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

The Company recorded a provision for doubtful accounts of $5.2 million in the first quarter of fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers facing financial difficulty. The Company recorded a reduction to provision for doubtful accounts of $0.3 million in the second quarter of fiscal 2009. The allowance for doubtful accounts consisted of the following activity for the three and six months ended June 27, 2009 (in thousands):

Allowance for Doubtful Accounts Receivable
Balance at December 27, 2008	$4,220
Additions/(reductions) to provision	5,246
Deductions	—
Balance at March 28, 2009	9,466
Additions/(reductions) to provision	(315)
Deductions	—
Balance at June 27, 2009	$9,151

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

The Company designs, manufactures and sells a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company’s wafer probe cards. These factors make inventory valuation adjustments part of the Company’s normal recurring cost of revenue. Excess and obsolete inventory write downs were $5.8 million, and $11.8 million for the six months ended June 27, 2009, and June 28, 2008, respectively. The Company retains a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When the Company’s products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, the Company defers the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	June 27,	December 27,
	2009	2008
Raw materials	$1,680	$2,147
Work-in-progress	4,874	7,120
Finished goods:
Deferred cost of revenue	5,861	1,765
Manufactured finished goods	6,145	7,756
	$18,560	$18,788

Note 7 — Warranty

The Company offers warranties on its products and records a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and the Company’s estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statements of Operations as a cost of revenues.

A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Warranty accrual beginning balance	$914	$2,303	$1,098	$1,383
Accrual for warranties issued during the period	(200)	648	(28)	2,488
Settlements made during the period	(80)	(1,471)	(436)	(2,391)
Warranty accrual ending balance	$634	$1,480	$634	$1,480

Note 8 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	June 27, 2009	December 27, 2008
Machinery and equipment	5 to 7	112,958	109,808
Computer equipment and software	3 to 5	28,741	28,378
Furniture and fixtures	5	7,041	6,860
Leasehold improvements	1 to 15	70,438	70,699
		219,178	215,745
Less: Accumulated depreciation and amortization		(132,499)	(116,900)
		86,679	98,845
Construction-in-progress		14,219	14,968
		$100,898	$113,813

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

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net loss	$(65,846)	$(18,659)	$(103,789)	$(36,620)
Unrealized loss on investments, net of taxes	(151)	(571)	(564)	(835)
Cumulative translation adjustments	359	(554)	(300)	226
Other Comprehensive income (loss)	208	(1,125)	(864)	(609)
Comprehensive Loss	$(65,638)	$(19,784)	$(104,653)	$(37,229)

Components of accumulated other comprehensive income were as follows (in thousands):

	June 27,	December 27,
	2009	2008
Unrealized gains and losses on investments, net of tax	$516	$1,080
Foreign currency translation adjustments	542	842
Accumulated other comprehensive income	$1,058	$1,922

Note 10 — Stockholders’ Equity

Stock Option Plans

The Company has three equity incentive plans: Incentive Option Plan and Management Incentive Option Plan (together, the “Prior Plans”), and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. Upon the effectiveness of the 2002 Plan, the Company ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, cancelled or terminated Prior Plan shares are transferred to the 2002 Plan.

Stock option activity under the Prior Plans and the 2002 Plan during the six months ended June 27, 2009 is set forth below:

			Weighted
			Average
			Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balance at December 27, 2008	6,686,820	$27.36
Options granted	12,500	15.25
Options exercised	(42,498)	8.76
Options cancelled:
Forfeited	(220,130)	32.86
Expired	(25,434)	38.42
Balance at March 28, 2009	6,411,258	27.23	4.65	$9,061,934
Options granted	327,500	17.11
Options exercised	(104,794)	7.85
Options cancelled:
Forfeited	(243,520)	37.71
Expired	(233,705)	30.39
Balance at June 27, 2009	6,156,739	$26.49	4.66	$7,180,708

Vested and expected to vest at June 27, 2009	5,795,389	$26.55	4.59	$7,070,283

Ending Exercisable at June 27, 2009	4,375,847	$25.96	4.28	$6,806,348

The weighted average grant-date fair value of options granted during the three and six months ended June 27, 2009 was $7.82 per share and $7.81 per share, respectively. The intrinsic value of option exercises during the three and six months ended June 27, 2009 was $1.2 million and $1.5 million, respectively. Cash received from stock option exercises during the three and six months ended June 27, 2009 was $0.8 million and $1.2 million, respectively and, the gross tax benefit realized by the Company was approximately $1.7 million and $3.7 million for the three and six months ended June 27, 2009, respectively.

Restricted Stock Units

Activity of the restricted stock units under the 2002 Plan during the six months ended June 27, 2009 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 27, 2008	583,865	$19.92
Awards granted	25,300	14.90
Awards released	(117,307)	20.10
Awards cancelled	(35,923)	18.87
Restricted stock units at March 28, 2009	455,935	19.65
Awards granted	686,190	17.13
Awards released	(31,730)	20.87
Awards cancelled	(13,432)	19.18
Restricted stock units at June 27, 2009	1,096,963	$18.05

Note 11 — Stock-Based Compensation

The Company applies the provisions of SFAS No. 123(R), using the modified prospective transition method. SFAS 123(R) requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant-date fair value of those awards.

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Cost of revenues	$935	$1,189	$1,693	$2,547
Research and development	1,449	1,601	2,438	2,754
Selling, general and administrative	4,738	3,758	7,562	6,887
Restructuring	—	146	216	623
Total stock-based compensation	7,122	6,694	11,909	12,811
Tax effect on stock-based compensation	(2,400)	(2,210)	(4,018)	(3,831)
Total stock-based compensation, net of tax	$4,722	$4,484	$7,891	$8,980

Stock-based compensation expense for the three and six months ended June 27, 2009 includes $2,477,000 resulting from the modification and acceleration of the vesting of a portion of the options awarded to the Company’s founder and former Executive Chairman of the Board of Directors in conjunction with his separation agreement and general release. Stock-based compensation expense for the six months ended June 28, 2008 includes approximately $256,000 in stock-based compensation expense resulting from the modification and acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his separation agreement and general release and approximately $287,000 in stock-based compensation expense resulting from the acceleration of the vesting of a portion of the Company’s former Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release.

Stock Options

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	53.3%	53.5%	53.4%	53.3%
Risk-free interest rate	1.68%	2.64%	1.68%	2.99%
Expected term (in years)	4.67	4.75	4.67	4.75

Employee Stock Purchase Plan

During the six months ended June 27, 2009 and June 28, 2008, 154,145 shares and 150,410 shares, respectively, were issued under the 2002 Employee Stock Purchase Plan (“ESPP”).

Unrecognized Compensation Costs

At June 27, 2009, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$20,063	1.45
Restricted stock units	13,064	3.2
Employee Stock Purchase Plan	700	0.8
Total unrecognized share-based compensation expense	$33,827

Note 12 — Net Loss per Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted-average number of common shares outstanding for the period. Diluted net (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three and six months ended June 27, 2009 and June 28, 2008 were based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Basic net loss per share
Numerator:
Net loss	$(65,846)	$(18,659)	$(103,789)	$(36,620)
Denominator:
Weighted average common stock outstanding	49,394	48,835	49,297	48,789
Diluted net loss per share
Numerator:
Net loss	$(65,846)	$(18,659)	$(103,789)	$(36,620)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,394	48,835	49,297	48,789
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	—	—	—	—
Weighted average shares used in computing diluted net loss per share	49,394	48,835	49,297	48,789

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Options to purchase common stock	5,373	7,021	5,475	6,981
Restricted stock units	31	46	—	38
Employee Stock Purchase Plan	98	1,536	98	913
Total potentially dilutive securities	5,502	8,603	5,573	7,932

Note 13 — Income Taxes

The Company recognized an income tax provision of $32.7 million and $19.6 million for the three months and six months ended June 27, 2009, respectively, despite losses before taxes. The provision is primarily due to a valuation allowance of $44.7 million, which includes excess tax benefits recognized during the second quarter of fiscal 2009 and prior quarters, against the Company’s Federal and state deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” The valuation allowance was recorded at the end of the second quarter of 2009 to reduce certain Federal and state net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

SFAS 109 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods.  The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  The Company performed this evaluation as of the year ended December 27, 2008 and the three months ended March 28, 2009.  At that time the Company continued to have sufficient positive evidence, primarily a cumulative profits position, the ability to carryback losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required.  At the end of the second quarter of 2009, changes in previously anticipated expectations has necessitated a valuation allowance against the excess tax benefits recognized in this quarter and prior quarters since they are no longer more likely than not realizable.  Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize Federal and state deferred tax assets provided it can generate sufficient future taxable income.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FAS 109”, the Company classifies interest and penalties related to uncertain tax positions as part of income tax expense. The Company recognized interest expense of $10,000 and $53,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $130,000 and $75,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. As of June 27, 2009, the Company had approximately $443,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes the Company pays is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, the Company believes that it has adequately provided for any reasonably foreseeable outcome related to those matters. The Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 27, 2009, changes to the Company’s uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on its financial position or results of operations.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, various U.S. states and non-U.S. jurisdictions. The Company is currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Note 14 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of June 27, 2009.

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

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended June 27, 2009, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

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

On or about November 13, 2007, the Company filed a complaint with the ITC seeking institution of a formal investigation by the ITC into the activities of Micronics Japan and Phicom. The requested investigation as filed encompassed U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” 6,624,648, entitled “Probe Card Assembly,” 7,168,162, entitled “Method of Manufacturing a Probe Card” and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate,” and alleges that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337.  The ITC complaint alleges violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by the Company, and requests a permanent exclusion order banning importation into the United States of infringing products and certain downstream products. The asserted patents currently in the investigation are U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, 6,624,648 and 7,225,538.

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

The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC administrative law judge, and in July 2008 was reassigned to the Honorable Charles E. Bullock, an ITC administrative law judge, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the full ITC Commission, the Commission. On or about January 23, 2009, the administrative law judge, after a September 2008 hearing, issued a claim construction ruling interpreting and defining terms of certain of the claims of the patents-in-suit. On or about January 28, 2009, the Company voluntarily withdrew its allegations to the extent that they encompassed its U.S. Patent No. 7,168,162, and on or about February 13, 2009, the administrative law judge issued an initial determination holding invalid the asserted claims of the Company’s U.S. Patent No. 6,624,648, after finding as part of the claim construction ruling that one of the terms in the asserted claims of that patent is indefinite. The Company appealed that initial determination of invalidity to the Commission on or about February 18, 2009.  The Commission agreed to review the initial determination and a decision is expected within 30-60 days of the date of filing this Form 10-Q.

The scheduled hearing relating to the Company’s U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, and 7,225,538 was conducted from February 23, 2009 through March 6, 2009.  The administrative law judge issued a decision, termed an “Initial Determination,” on June 29, 2009. The Initial Determination is directed to four FormFactor patents: U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate.” The Initial Determination found all of the asserted claims of U.S. Patent Nos. 6,509,751, 6,615,485 and 7,225,538 valid and enforceable, and all but one of the asserted claims of U.S. Patent No. 5,994,152 valid and all of the asserted claims enforceable.  The Initial Determination did not find infringement of any of the asserted claims, and therefore did not find a violation of Section 337.

FormFactor, Micronics Japan and Phicom filed additional briefing to the Commission seeking review of parts of the ALJ’s Initial Determination.  The Commission can accept, reject or modify any of the ALJ’s recommendations.  The Commission is expected to announce which aspects of the recommendations it will review on or before August 13, 2009, and for those parts of the Initial Determination that are reviewed by the Commission, a ruling, termed the Final Determination”, is scheduled to be issued by October 29, 2009.  The Final Determination, which is an ITC remedial order in Section 337 cases, is effective when issued and becomes final 60 days after issuance, subject to Presidential review.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of June 27, 2009. The Company will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its then officers, including one former officer who was a director at the time of filing, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. On July 25, 2008, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claimed that defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs sought to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion was held on February 6, 2009.  On July 14, 2009, the court issued a ruling granting the Company’s and the other defendants’ motion to dismiss the second amended complaint without leave to amend.  On July 28, 2009, plaintiffs filed a Motion to Alter or Amend the Judgment and to Uphold a Revised, Narrowed Second Amended Complaint.  The revised complaint does not contain the accounting and restatement allegations that were included in the Second Amended Complaint but asks the Court to uphold only the Harmony-related allegations.  The hearing on the Motion to Alter or Amend the Judgment is currently scheduled for September 11, 2009.

Plaintiffs will have thirty days from the Court’s ruling on the Motion to Alter or Amend the Judgment to file an appeal with the Court of Appeals for the Ninth Circuit.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of June 27, 2009.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its then directors and officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs. The two derivative actions have been consolidated, and a consolidated amended complaint is to be filed 30 days after the United States District Court in the stockholder class action enters a final ruling on the class action plaintiffs’ Motion to Alter or Amend the Judgment in that action.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of June 27, 2009.

Commercial Litigation

On February 20, 2009, the Company filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company (“Spansion”), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion’s obligations under a purchase agreement entered into by the Company and Spansion, has failed to pay the Company for probe cards that the Company designed, developed and manufactured pursuant to several purchase orders placed by Spansion with the Company pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed the Company $8,094,533 for probe cards delivered by the Company and not paid for by Spansion. In the complaint, the Company is seeking (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that the Company believes Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of the Company over Spansion’s corporate assets and property, (iv) costs and (v) attorney’s fees.  Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay the Company’s complaint against Spansion.  The Company has not recognized $1.4 million of revenue related to shipments to Spansion and has reserved the remaining $6.7 million of the outstanding receivable from Spansion as of the end of the second quarter of fiscal 2009.

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

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that the Company’s wafer probe cards infringe a third party’s intellectual property and the Company’s lessors in connection with facility leasehold liabilities that the Company may cause. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and its bylaws contain indemnification obligations in favor of its directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that the Company can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. The Company has not had any requests for indemnification under these arrangements. The Company has not recorded any liabilities for these indemnification arrangements on its condensed consolidated balance sheet as of June 27, 2009.

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

Note 15 — Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Effective January 1, 2009, the Company adopted the changes to the disclosure requirements for derivative and hedging activities of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS No. 161 requires the Company to provide enhanced disclosures about (a) how and why the Company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows.

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

As of June 27, 2009, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about the Company’s foreign currency forward contracts outstanding as of June 27, 2009 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	1,807,353	$18,967
Taiwan Dollar	32,387	983
Korean Won	3,015,469	2,339
Total USD notional amount of outstanding foreign exchange contracts		$22,289

The contracts were entered into on June 26, 2009 and matured on July 28, 2009. Accordingly, there were no amounts reported in the Company’s Condensed Consolidated Balance Sheets as of June 27, 2009 related to these contracts. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the fiscal quarter ending June 27, 2009.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the fiscal quarter ended June 27, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

	Location of Gain or	Amount of Gain or
Derivatives Not Designated as Hedging	(loss) Recognized in	(Loss) Recognized in
Instruments Under SFAS No. 133	Loss on Derivative	Loss on Derivative

Foreign exchange forward contracts	Other Income (expense), net	$(792)
Total		$(792)

Note 16 — Departure of Executive Officer

The Company entered into a Separation Agreement and Mutual Release as of May 1, 2009 (the “Separation Agreement”) with its founder and former Executive Chairman Dr. Igor Khandros, who retired from the Company and the board of directors. Under the terms of the Separation Agreement, the Company accelerated vesting of options to acquire 75,000 shares and permitted certain vested stock options to be exercisable until the earlier of (i) May 1, 2014 or (ii) the original expiration date of the applicable stock option (Refer to Note 11). The Company and Dr. Khandros also entered into a consulting agreement effective as of May 1, 2009 under which Dr. Khandros will continue to serve as a key advisor to the Company for a term of one-year for a quarterly consulting fee of $75,000. The consulting agreement was terminated by Dr. Khandros  effective July 1, 2009.

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

The oversupply of memory devices coupled with the overall global economic downturn and uncertainty in fiscal 2008 had a significant impact on global semiconductor device manufacturing. As the second quarter of fiscal 2009 progressed, we saw our markets continued to be affected by the continuing global macroeconomic downturn which resulted in a significant decrease in demand and a challenging environment for our advanced wafer probe cards. Revenues for the second quarter of fiscal 2009 were $31.2 million, reflecting a decline of 40% from the second quarter of fiscal 2008. This revenue decline was in each of the product markets we address—Dynamic Random Access Memory, or DRAM, NAND and NOR Flash memory and System on a Chip, or SoC, and was primarily due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, semiconductor manufacturers’ efforts to curtail spending and conserve cash by taking capacity offline, reducing production, delaying the transition to new technology nodes and postponing the implementation of tooling cycles.

We incurred a net loss of $65.8 million in the second quarter of fiscal 2009 as compared to net loss of $18.7 million for the second quarter of fiscal 2008 primarily due to lower revenues as well as the inclusion of a $44.7 million valuation allowance for our deferred tax assets. We incurred a net loss of $103.8 million in the first half of fiscal 2009 as compared to net loss of $36.6 million for the first half of fiscal 2008 primarily due to lower revenues, the inclusion of a valuation allowance of $44.7 million for our deferred tax assets, the inclusion of $7.9 million of restructuring charges as well as $4.9 million in provision for bad debts due to the heightened risk of non-payment of certain accounts receivable. Net loss for the first half of fiscal 2008 included $8.5 million in restructuring charges and $0.5 million in provision for doubtful debts. In the first quarter of fiscal 2009, we initiated a global reorganization and cost reduction plan designed to lower our cash breakeven level in order to enable us to sustain ourselves financially in the current market environment. As part of the plan, we reduced our workforce by approximately 22%. We also implemented certain non-severance measures that we expect to result in future cost savings.

In addition, we are restructuring our operations through our global regionalization strategy by, for example, placing more decision-making in regions close to our semiconductor customers to enhance customer relationships, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts. We have accelerated our regionalization efforts by bringing up back-end manufacturing in Asia.  We qualified our back-end manufacturing in Korea during our first quarter of fiscal 2009 and plan to do so in Japan in the fourth quarter of fiscal 2009, followed by Singapore in fiscal 2010.  The combination of these initiatives is intended to result in a lower manufacturing cost, a simplified manufacturing process and decreased cycle times for our customers.

We established a valuation allowance of $44.7 million against the excess tax benefits recognized in prior quarters. This charge resulted in an income tax expense, rather than an income tax benefit, for the three and six months ended June 27, 2009. This valuation allowance was based on our quarterly assessment of the realizability of our deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to our recent cumulative losses, ability to carryback losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods.  We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The necessity for this valuation allowance and any future adjustments will be based on the available positive and negative evidence at that time, commensurate with its objective verifiability.  Under current tax law, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.  Our tax provisions in future periods will primarily consist of income taxes on our profits in certain jurisdictions outside of the US.

Our cash, cash equivalents and marketable securities totaled approximately $486.8 million as of June 27, 2009 as compared to $522.9 million at December 27, 2008. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second half of fiscal 2009.

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

Use of Estimates. Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, valuation and recognition of stock-based compensation, provision for income taxes and valuation allowance for deferred tax assets and, tax liabilities and accruals for other liabilities.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	104.3	78.7	108.5	79.9
Gross profit (loss)	(4.3)	21.3	(8.5)	20.1
Operating expenses:
Research and development	44.7	30.4	47.9	27.4
Selling, general and administrative	58.5	43.7	76.1	38.4
Restructuring charge	0.8	6.2	13.6	7.3
Total operating expenses	104.1	80.3	137.6	73.1
Operating loss	(108.3)	(59.0)	(146.1)	(53.0)
Interest income, net	2.4	6.0	3.2	6.8
Other income (expense)	(0.3)	(1.3)	(0.9)	0.1
Loss before income taxes	(106.2)	(54.3)	(143.8)	(46.1)
Provision for (benefit from) income taxes	104.9	(18.3)	33.5	(15.0)
Net loss	(211.1)%	(36.0)%	(177.2)%	(31.1)%

Three and Six Months Ended June 27, 2009 and June 28, 2008:

Revenues

	Three Months Ended			Six Months Ended
	June 27,	June 28,		June 27,	June 28,
	2009	2008	% Change	2009	2008	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$25,267	$31,721	(20.3)%	$48,813	$71,896	(32.1)%
Flash	1,852	11,519	(83.9)	2,471	27,737	(91.1)
Logic	4,079	8,773	(53.5)	7,283	18,083	(59.7)
Total revenues	$31,198	$52,013	(40.0)%	$58,567	$117,716	(50.2)%

The decrease in revenue for the three and six months ended June 27, 2009 was primarily due to weak demand for our advanced wafer probe cards caused by the continued weakness in the semiconductor market. For certain of our products we also experienced pricing pressure due to the availability of competitive products, which also contributed to the decrease in revenues.

Our revenues for the three and six months ended June 27, 2009 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment declined significantly in the three and six months ended June 27, 2009 as compared to the comparable periods in the prior year, primarily due to continued weak market conditions in which DRAM device pricing fell below the industry average of semiconductor manufacturers’ cash costs.  Given the current price of DRAM devices, our customers that manufacture DRAM devices took certain actions, including decisions to delay transitions to new technology nodes, test capacity expansions and ramping of key devices.  We also experienced pricing pressure on certain DRAM test products due to the competitive environment.

Revenues from sales to Flash memory device manufacturers also decreased significantly in the three months and six ended June 27, 2009 compared to the comparable periods in the prior year, with the decrease driven by sales decline in both NOR and NAND Flash wafer probe cards. The weakness in NOR Flash can be attributed to a decline in purchases by certain key customers. The decrease was primarily driven by a decline in revenues from NOR Flash wafer probe cards resulting from our largest NOR customer filing for bankruptcy protection in the first quarter of fiscal 2009. Additionally, revenues from NAND Flash wafer probe cards declined as NAND Flash memory device manufacturers significantly reduced their output in the first quarter of fiscal 2009, in an attempt to promote industry absorption of excess inventories.

Revenues from manufacturers of SoC devices decreased in the three and six months ended June 27, 2009 compared to the comparable periods in the prior year, primarily due to the overall downturn in the semiconductor industry which negatively impacted the revenues from sales of our wafer probe cards.

The weak macroeconomic and credit environments have adversely impacted the profitability of our customers and their capital spending and are likely to result in product revenues in the near term that are lower than our revenue levels in comparable periods during prior fiscal years.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 27,	% of	June 28,	% of	June 27,	% of	June 28,	% of
	2009	Revenues	2008	Revenues	2009	Revenues	2008	Revenues
	(In thousands except percentages)
Japan	$14,018	44.9%	$18,611	35.8%	$33,884	57.9%	$40,666	34.5%
North America	6,232	20.0	12,344	23.7	9,180	15.7	24,480	20.8
Asia Pacific	9,794	31.4	15,779	30.3	13,035	22.3	42,532	36.1
Europe	1,154	3.7	5,279	10.1	2,468	4.2	10,038	8.5
Total revenues	$31,198	100%	$52,013	100%	$58,567	100%	$117,716	100%

Geographic revenue information is based on the location to which we ship the customer product. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, if the product is shipped to an address in South Korea it is reflected in the revenue for Asia Pacific.

The decreases in Japan and Asia Pacific for the three and six months ended June 27, 2009 as compared to the same period in the prior year was primarily due to the decrease in our DRAM product sales in the region. The decrease in revenues in North America for the three and six months ended June 27, 2009 compared to the same period in the prior year was primarily driven by decreased demand for all our products in this region. Revenue in Europe decreased for the three months ended June 27, 2009 primarily due to the decreased demand for all of our products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Elpida Memory	42.8%	29.6%	56.0%	26.9%
Spansion	*	12.5	*	15.1
Intel Corporation	*	17.4	*	14.7

* Less than 10% of revenues.

Gross Profit

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands except percentages)
Gross profit (loss)	$(1,326)	$11,101	$(5,005)	$23,673
Gross margin (loss)	(4.3)%	21.3%	(8.5)%	20.1%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 27, 2009, gross margin declined compared to the same period in the prior year, primarily due to the significant decline in revenue driving lower factory utilization, thereby increasing unit manufacturing costs, combined with declines in average selling prices as well as unfavorable change in product mix from higher margin to lower margin products. This decline was partially mitigated by lower personnel costs as a result of our fiscal 2008 and 2009 global cost reduction plans as well as a decline in inventory write-downs. Inventory provision decreased from $11.8 million or 10% of revenues in the first six months of fiscal 2008 to $5.8 million, or 9.9% of revenues, in the first six months of fiscal 2009. The higher inventory write-downs in first six months of fiscal 2008 were associated with deterioration in the DRAM memory segment in that period. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Stock-based compensation included in gross margin was $0.9 million or 3.0% of revenues, and $1.2 million, or 2.3% of revenues, in the three months ended June 27, 2009 and June 28, 2008, respectively, and $1.7 million, or 2.9% of revenues and $2.5 million, or 2.2% of revenues for the six months ended June 27, 2009 and June 28, 2008, respectively. The decline of stock-based compensation, in absolute dollars, was primarily as a result of reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

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

Research and Development

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands except percentages)
Research and development	$13,938	$15,821	$28,047	$32,209
% of revenues	44.7%	30.4%	47.9%	27.4%

Research and development expenses decreased in absolute dollars for the three and six months ended June 27, 2009 compared to the same period in the prior year primarily due to a decrease in certain new technology product development related costs, personnel costs and depreciation, facilities and information technology allocations. For the three and six months ended June 27, 2009, personnel costs decreased $1.4 million and $2.8 million, respectively, primarily due to reductions in headcount as a result of our global reorganization plans, expenses related to new technology and product development increased slightly, and depreciation and facilities and information technology allocations decreased $0.7 million and $0.9 million, respectively, primarily due to the implementation of corporate cost reduction initiatives. Stock-based compensation included within research and development was $1.4 million for the three months ended June 27, 2009 compared to $1.6 million for the three months ended June 28, 2008, and $2.5 million for the first half of fiscal 2009 as compared to $2.8 million for the first half of fiscal 2008. The decline in stock-based compensation in absolute dollars was primarily due to reductions in headcount due to the 2008 and 2009 global cost reduction plans.

As a percent of revenues, research and development expenses increased during the three and six months ended June 27, 2009 as compared to the comparable periods in the prior year, primarily due to the declining revenue base.

We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and SoC products, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands except percentages)
Selling, general and administrative	$18,263	$22,705	$44,574	$45,363
% of revenues	58.5%	43.7%	76.1%	38.4%

Selling, general and administrative expenses decreased in absolute dollars for the three and months ended June 27, 2009 compared to the same period in the prior year primarily due to a decrease in personnel-related costs, other discretionary spending, facilities-related costs and, depreciation. For the three and six months ended June 27, 2009, personnel related costs decreased by approximately $2.3 and $4.7 million, respectively, primarily due to the work force reductions, other discretionary spending decreased by $0.4 million and $0.9 million, respectively, due to the newly implemented corporate cost reduction initiatives and facilities-related costs and depreciation decreased $0.8 million and $1.1 million, respectively. Outside legal and other professional fees decreased by $1.5 million in the three months ended June 27, 2009 and increased by $0.3 million in the six months ended June 27, 2009, as compared to the comparable periods in the prior year. The change in legal fees for the three and six months ended June 27, 2009 was primarily due to the scheduling of the International Trade Commission hearing on the investigation (337-TA-621) arising out of our complaint filed in late 2007. The increase for the six months ended June 27, 2009 was due to the fact the hearing was conducted during the first quarter of fiscal 2009, during which we also incurred fees and costs related to hearing preparation activities.  The decrease during the three months ended June 27, 2009 reflects that the majority of the fees and costs related to the hearing and post hearing activities were completed by the end of the first quarter of fiscal 2009. In comparison, in the second quarter of fiscal 2008, we were engaged in active discovery activities.

Additionally, we recorded a reduction in the provision for doubtful accounts of $0.3 million in the three months ended June 27, 2009, compared to a provision of $0.5 million in the three months ended June 28, 2008. Provision for doubtful accounts was $4.9 million in the six months ended June 27, 2009 compared to $0.5 million in the comparable period in the prior year. In addition, stock-based compensation included within selling, general and administrative expense was $4.7 million and $7.6 million for the three and six months ended June 27, 2009, compared to $3.8 million and $6.9 million for the three and six months ended June 28, 2008. The increase in stock-based compensation was due to an option modification charge of $2.5 million in connection with the retirement of Dr. Igor Y. Khandros, our founder and former executive chairman of our board of directors in May 2009, offset in part by a decrease due to reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

As a percent of revenue, selling, general and administrative expenses increased in three and six months ended June 27, 2009 as compared to the comparable periods in the prior year, primarily due to the declining revenue base.

Restructuring Charges

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands except percentages)
Restructuring charges	$264	$3,223	$7,943	$8,543
% of revenues	0.8%	6.2%	13.6%	7.3%

In the first quarter of fiscal 2009, we implemented the Q1 2009 Restructuring Plan that included reducing our global workforce by 22%. The Q1 2009 Restructuring Plan extended the cost reduction plans implemented during fiscal 2008 and impacted employees across all functions of the organization. We recorded $7.7 million in relation to the Q1 2009 Restructuring Plan in the first quarter of fiscal 2009 and $0.3 million in relation to the Q1 2009 Restructuring Plan in the second quarter of fiscal 2009. The plan consisted primarily of involuntary employee terminations and benefit costs and write-down of certain assets taken out of service.  During the three and six months ended June 27, 2009, we paid $0.8 million and $6.1 million of severance and benefits related to the Q1 Restructuring 2009 Plan. We anticipate that the remainder of the employee-related charges resulting from the cost reduction plan implemented in the first quarter of fiscal 2009 will be paid within the next nine months. We expect to realize a quarterly cost savings of approximately $3.4 million as a result of the actions taken in the first quarter of fiscal 2009 related to this plan.

In both the first and second quarters of fiscal 2008, we implemented global cost reduction plans that included reducing our global workforce. We recorded $3.2 million and $8.5 million in restructuring charges in the three and six months ended June 28, 2008, respectively. Both plans consisted primarily of involuntary employee termination and benefit costs and facility impairment charges related to vacating buildings in Livermore, California. Substantially all of the employee related charges related to the first quarter of fiscal 2008 and second quarter of fiscal 2008 cost reduction plans were paid by the end of fiscal 2008.

Interest Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands except percentages)
Interest income	$762	$3,128	$1,877	$8,003
% of revenue	2.4%	6.0%	3.2%	6.8%

Other income (expense)	$(89)	$(652)	$(505)	$141
% of revenues	(0.3)%	(1.3)%	(0.9)%	0.1%

The decrease in interest income on cash, cash equivalents and marketable securities for the three and six months ended June 27, 2009 was primarily a result of lower interest yields as compared to the comparable periods in the prior year as well as lower average balances. Weighted average yields for the three months ended June 27, 2009 and June 28, 2008 were 0.73% and 2.22%, respectively and weighted average yields for the six months ended June 27, 2009 and June 28, 2008 were 0.75% and 2.81%, respectively. Cash, cash equivalents, restricted cash and marketable securities were $487.5 million at June 27, 2009 compared to $523.6 million at June 28, 2008. Other income (expense) for the three and six months ended June 27, 2009 was mainly comprised of bank fees and foreign currency losses primarily related to Japanese Yen offset by net realized gains related to the sale of investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$32,728	$(9,513)	$19,592	$(17,678)
Effective tax rate	98.8%	(33.8)%	23.3%	(32.6)%

We recognized an income tax provision of $32.7 million and $19.6 million for the three months and six months ended June 27, 2009, respectively, despite losses before taxes. The provision is primarily due to a valuation allowance of $44.7 million, which includes excess tax benefits recognized during the second quarter of fiscal 2009 and prior quarters, against the our Federal and state deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”. The valuation allowance was recorded at the end of the second quarter of 2009 to reduce certain Federal and state net deferred tax assets to their anticipated realizable value. The remaining realizable value was determined by evaluating the potential to recover the value of these assets through the utilization of loss carrybacks.

SFAS 109 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods.  We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  We performed this evaluation as of the year ended December 27, 2008 and the three months ended March 28, 2009.  At that time we continued to have sufficient positive evidence, primarily a cumulative profits position, the ability to carryback losses against prior taxable income and an expectation of improving operating results, showing a valuation allowance was not required.  At the end of the second quarter of fiscal 2009, changes in previously anticipated expectations has necessitated a valuation allowance against the excess tax benefits recognized in this quarter and prior quarters since they are no longer more likely than not realizable.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily Federal and state, until such time as we are able to determine it is more likely than not the deferred tax asset will be realized.  Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.   We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax expense of our non-US jurisdictions that are profitable.

Under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of  FAS 109”, we classify interest and penalties related to uncertain tax positions as part of income tax expense. We recognized interest expense of $10,000 and $53,000 for the three months ended June 27, 2009 and June 28, 2008, respectively, and $130,000 and $75,000 for the six months ended June 27, 2009 and June 28, 2008, respectively. As of June 27, 2009, we had approximately $443,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 27, 2009, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

We and our subsidiaries file income tax returns in the U.S. Federal jurisdiction, various U.S. states and non-U.S. jurisdictions. We are currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Liquidity and Capital Resources

(Dollars in thousands)	June 27, 2009	Change	December 27, 2008
Working capital	$522,978	(9.3)%	$576,754
Cash and cash equivalents and marketable securities	486,818	(6.9)	522,894

Working capital: The decrease in working capital in the six months ended June 27, 2009 was primarily due to a decrease in our cash, cash equivalents and marketable securities balances due to use of cash for operating and investing activities, lower refundable taxes due to the receipt of a federal income tax refund of $29.0 million in March 2009, an increase in deferred revenue due to lengthening of customer payment terms, offset in part by decreases in accounts payable and accrued liabilities.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $11.9 million held by our foreign subsidiaries as of June 27, 2009.

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, was 114 days at June 27, 2009 compared with 87 days at December 27, 2008. The increase in DSO is primarily due to the significant shift to longer payment terms for several customers.  Additionally, with the continuing challenges in the semiconductor market, a few of our customers which are in a cash preservation mode are extending payments past their original due dates.

	Six Months Ended
(Dollars in thousands)	June 27, 2009	Change	June 28, 2008
Cash used in operating activities	$(29,742)	260%	$(8,251)
Cash provided by (used in) investing activities	(128,034)	(210)	116,801
Cash provided by financing activities	3,002	(16)	3,580

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 27, 2009 was primarily driven by the operating loss offset in part by non-cash charges.

The net change in operating assets and liabilities for the six months ended June 27, 2009 consisted primarily of the increase in gross accounts receivable and deferred revenue due a shift to longer payment terms for several customers, decrease in refundable income taxes due to the receipt of a federal income tax refund of $29.0 million in March 2009, a decrease in prepaid expenses due to the receipt of a consumption tax refund of $3.4 million and a decrease in other assets due to the receipt of $6.7 million related to the termination of a prepaid land lease agreement in Singapore, offset by the decrease in accounts payable and accrued liabilities.

Cash flows from investing activities: The cash flows used in investing activities for the six months ended June 27, 2009 primarily relate to the purchase of marketable securities and cash used for capital expenditures in support of information technology system upgrades and new product technology.

We carefully monitor our investments to minimize risks and have not experienced other-than-temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets.

Cash flows from financing activities: The cash flows provided by financing activities for the six months ended June 27, 2009 are primarily due to $1.9 million received from the January 2009 purchase under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $0.7 million.

Our cash, cash equivalents and marketable securities declined in the second quarter of fiscal 2009. Given the uncertainty in the global economy and the downturn in the semiconductor industry coupled with the decrease in demand for our products, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. We are also considering establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2009.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 27, 2009, we were not involved in any such off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global economic downturn could continue to negatively affect our business, results of operations, and financial condition.

The ongoing financial crisis and resulting global economic downturn have caused and could continue to cause adverse effects on our business.  Our customers could continue to curtail their capital expenditures and to defer their adoption of emerging technologies in response to slow demand for consumer and other products incorporating devices tested with our wafer probes. We may also experience the insolvency of key suppliers, leading to delays in the development and shipment of our products, increased expense and a loss of revenue.  For example, Electroglas, Inc., which has been an important technology partner in the development of certain manufacturing equipment for future products, filed for bankruptcy protection in June 2009 and its business is expected to be sold in the bankruptcy proceedings. The future of Electroglas’s business is uncertain, and if Electroglas, or the acquirer of Electroglas’s business, fails to perform its obligations under its agreements with us our ability to complete our new products on a timely basis could be impaired.   While we have internal capabilities regarding the manufacturing equipment development effort and have also engaged with third parties on the development of manufacturing equipment having similar functionality, it is possible that those internal efforts and engagements will have a lengthy bring-up time and negatively impact our ability to complete new products and realize revenue from those products.

We may also experience increased impairment charges due to declines in the fair values of marketable debt securities. Further, a protracted downturn could result in additional customers filing for bankruptcy protection or insolvency proceedings, which would continue to negatively impact our ability to collect accounts receivables and realize revenue for product shipped to such customers. For example, in fiscal 2009, our customers, Spansion and Qimonda filed such actions in the United States and other jurisdictions. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and their ability to obtain financing.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. One customer accounted for 42.8% of our revenues in the quarter ended June 27, 2009, and three customers accounted for 58.6% of our revenues in the quarter ended June 27, 2009. In the second quarter of fiscal 2009, our ten largest customers accounted for 83.1% of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. In the first quarter of fiscal 2009, fewer than ten customers accounted for all of our revenues. As a result of the ongoing global economic and semiconductor downturns, we have experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a prolonged or another downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. In the current global economic and semiconductor industry downturns, we are more exposed to this non-payment risk because of concerns regarding the financial viability of certain semiconductor manufacturers. For example, in the first quarter of fiscal 2009, we recorded a $5.2 million pre-tax expense to increase our allowance for doubtful accounts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers. Additionally, on February 20, 2009, we filed a complaint in a California state superior court against Spansion, LLC in which we are seeking, among other things, payment of approximately $8.1 million for probe cards purchased by and delivered to Spansion; the action was stayed by Spansion LLC’s filing for bankruptcy protection in the United States.  We may be unable to recognize revenue and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future.  Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted and in the future is likely to result in price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include Aehr Test Systems, AMST Co., Ltd., Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., SV Probe Inc., Micronics Japan Co., Ltd., Microfriend Inc., MicroProbe Inc., Phicom Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., TSE Co., Ltd., Verigy Ltd., and Wentworth Laboratories, Inc., among others. Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe card for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications.  It is also possible that one or more of our competitors may be able to increase their relative revenue with mutual customers, resulting in a loss of revenue share to us.  It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including an ongoing proceeding against two competitors before the International Trade Commission, or ITC. The ITC administrative law judge issued a decision, or initial determination, on June 29, 2009, which did not find infringement of our asserted claims under the four U.S. patents at issue and therefore, did not find a violation of Section 337 of the Tariff Act of 1930. We have filed additional briefing to the ITC seeking review of parts of the June 29th initial determination. We, however, may not obtain a favorable ruling from the ITC.  In certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

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

We are working with some existing and new customers as they evolve the focus of their semiconductor test efforts from the individual device level to the wafer level. This evolution is typically a long-term process in which the outcome and the affect on our business is not clear.  Semiconductor manufacturers might not adopt wafer-level final test in a way that uses our technology.  Our technology to perform elements of final test on the wafer may not scale with the needs of semiconductor manufacturers.  Further, the pace and manner in which wafer-level testing is adopted will also vary by manufacturer and will be affected by factors like capital tooling cycles and end market growth in different application segments.  We believe, for example, that testing in stacked packaging or 3-D packaging applications is more likely to migrate to wafer level test than other applications.   If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed. In addition, to the extent manufacturers do not invest in wafer test technology enabling the identification of known good die, or KGD, or if the projected or anticipated investment in such technology is delayed or reduced, it could delay the introduction of certain of our technologies and negatively affect our business.

Changes in test strategies, equipment and processes could cause us to lose revenues.

                The demand for wafer probe cards depends in large part upon the number of semiconductor designs, the pace of technology and architecture transitions in chip designs, and overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself.  As test programs become increasingly effective and test throughput increases, the number of wafer probe cards required to test a given volume of devices declines. Therefore, advances in the test process could cause us to lose sales.   Further, most semiconductor manufacturers are implementing chip designs featuring built-in self-test (BIST) capabilities or similar “design for testability” (DFT) functions or methodologies that increase test throughput and reduce the cost of test.  These efforts include strategies to reduce the technical requirements on test equipment, or to improve gather data about device performance early in the manufacturing process, or to test the device later in the life of the product for quality assurance purposes.   In some cases, BIST or DFT can create opportunities for our technologies.  In other cases BIST or DFT can reduce requirements for wafer level test and therefore reduce our opportunities.  Although we seek to work with our customers to show ways that our technologies can be applied together with BIST and DFT approaches to create opportunities to further reduce the cost of test, the overall impact of BIST  and DFT technologies, as they exist today and as they may be developed in the future, could slow the migration to wafer level testing and adversely affect our revenues.  Similar results could occur if new chip designs are implemented which we are unable to test efficiently, or if semiconductor manufacturers reduce generally the amount or degree of wafer test they perform.   We incur significant research and development expenses in conjunction with the introduction of new product architectures and platforms. Often, we time our product introductions to the introduction of new test equipment platforms or the declination of manufacturers to adopt a new test platform. Because our customers require both test equipment and wafer probe cards, any delay or disruption in the introduction of new test equipment platforms would negatively affect our growth.

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in the first and second quarters of fiscal 2008 and the first quarter of fiscal 2009. If the current challenging economic conditions persist, we may implement additional cost-reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Declines in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

Changes in our tax rates, inability to realize our deferred tax assets or exposure to additional tax liabilities could adversely affect our operating results.

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates, the inability to realize our deferred tax assets, as a result of recurring losses, changes in tax laws such as reducing the export sales and research and development tax credits, changes in our operational activities in connection with implementation of our global regionalization strategy, and material audit assessments. For example, realization of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income in the United States. If we determine that we may not be able to realize some portion of our deferred tax assets in the future, we would record a valuation allowance against the deferred tax assets that could result in additional income tax expense. For example, in the second quarter of fiscal 2009, we recorded a non-cash charge of $44.7 million to establish a valuation allowance against the excess tax benefits recognized in prior quarters since they are no longer more likely than not realizable.  This valuation allowance will not limit our ability to utilize our federal and state deferred tax assets to offset future U.S. profits. In addition, the amount of income taxes we pay could be  subject to ongoing audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our operating results.

Our equity plans have evergreen provisions that automatically increase the number of shares available for issuance each year without stockholder approval, and as a result of this annual increase in shares, you may experience dilution and we may not seek your approval for further additions to our existing plans or for new plans.

Our 2002 Equity Incentive Plan and 2002 Employee Stock Purchase Plan have evergreen provisions that automatically increase the number of shares available for issuance under these plans each year without stockholder approval. Specifically, our 2002 Equity Incentive Plan’s evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 5% of the total amount of the company’s outstanding common stock as of December 31st of the prior year, and our 2002 Employee Stock Purchase Plan’s evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 1% of the total amount of the company’s outstanding common stock as of December 31st of the prior year. These evergreen provisions, which have a compounding effect, have been in place since the adoption of the plans in 2003. In 2009, these evergreen provisions added 2,453,115 shares to the 2002 Equity Incentive Plan and 490,623 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2009. In 2008, these evergreen provisions added 2,432,112 shares to the 2002 Equity Incentive Plan and 486,422 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2008, and we had 49,062,308 shares of common stock outstanding on December 27, 2008. In 2007, these evergreen provisions added 2,343,067 shares to the 2002 Equity Incentive Plan and 468,613 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2007, and we had 48,642,258 shares of common stock outstanding on December 29, 2007. In 2006, these evergreen provisions added 2,011,834 shares to the 2002 Equity Incentive Plan and 402,366 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2006, and we had 46,861,334 shares of common stock outstanding on December 30, 2006. In 2005, these evergreen provisions added 1,944,281 shares to the 2002 Equity Incentive Plan and 388,856 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2005, and we had 40,236,686 shares of common stock outstanding on December 31, 2005. In 2004, these evergreen provisions added 1,840,502 shares to the 2002 Equity Incentive Plan and 368,100 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2004, and we had 38,885,637 shares of common stock outstanding on December 25, 2004. Since the adoption of the plans, we have added 13,024,911 shares to the 2002 Equity Incentive Plan and 2,604,980 shares under the 2002 Employee Stock Purchase Plan. Due to the annual increase in the amount of shares available for issuance under these equity plans and to the extent that we issue these shares and they become outstanding, you will experience dilution.  While the equity plans are in effect, it is more likely that due to the plans' evergreen provision, we will not ask our stockholders to approve or disapprove further additions to the plans.  In addition, while the equity plans are in effect, it is more likely that due to the plans' evergreen provisions, we will not ask our stockholders to approve or disapprove the adoption of any new equity plans.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 Annual Meeting of Stockholders on May 20, 2009 at our corporate headquarters at 7005 Southfront Road, Livermore, California 94551. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows to approve such proposals:

Proposal 1: To elect two Class III directors to our board of directors, each to serve on our Board of Directors until his successor has been elected and qualified or until his earlier death, resignation or removal. The director nominees were:

Nominee	For	Withheld
James A. Prestridge	46,610,369	485,143
Harvey A. Wagner	46,543,774	551,738

Our board of directors consists of seven members and is divided into three classes — Class I, II and III. Each director is elected for a three-year term of office, with one class of directors being elected at each annual meeting of stockholders.

Proposal 2: To ratify the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2009:

For	Against	Abstain
46,972,720	54,817	67,975

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

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

Date: August 6, 2009

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