Form 10-Q
period 2009-09-26
FORMFACTOR INC
filed 2009-11-05
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009

or

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

As of October 30, 2009, 49,752,726 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues	$43,773	$52,584	$102,340	$170,300
Cost of revenues	36,435	40,583	100,007	134,626
Gross profit	7,338	12,001	2,333	35,674
Operating expenses:
Research and development	13,775	17,079	41,823	49,288
Selling, general and administrative	17,366	23,675	61,939	69,038
Restructuring	—	141	7,943	8,684
Total operating expenses	31,141	40,895	111,705	127,010
Operating loss	(23,803)	(28,894)	(109,372)	(91,336)
Interest income	694	2,805	2,571	10,808
Other income (expense), net	(415)	263	(920)	404
Loss before income taxes	(23,524)	(25,826)	(107,721)	(80,124)
Provision for (benefit from) income taxes	377	(11,785)	19,969	(29,463)
Net loss	$(23,901)	$(14,041)	$(127,690)	$(50,661)
Net loss per share:
Basic	$(0.48)	$(0.29)	$(2.59)	$(1.04)
Diluted	$(0.48)	$(0.29)	$(2.59)	$(1.04)
Weighted-average number of shares used in per share calculations:
Basic	49,582	48,988	49,392	48,855
Diluted	49,582	48,988	49,392	48,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 26,	December 27,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$149,920	$337,926
Marketable securities	312,687	184,968
Accounts receivable, net of allowances for doubtful accounts of $9,260 at September 26, 2009 and $4,220 at December 27, 2008	48,233	34,127
Inventories	21,166	18,788
Deferred tax assets	3,768	23,039
Refundable income taxes	18,130	29,413
Prepaid expenses and other current assets	11,462	14,702
Total current assets	565,366	642,963
Restricted cash	680	680
Property and equipment, net	96,998	113,813
Deferred tax assets	1,928	20,580
Other assets	3,599	7,674
Total assets	$668,571	$785,710
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,450	$33,214
Accrued liabilities	16,718	25,693
Income taxes payable	105	1,904
Deferred revenue	10,001	4,946
Deferred rent	458	452
Total current liabilities	54,732	66,209
Long-term income taxes payable	6,334	7,732
Deferred rent and other liabilities	5,416	5,705
Total liabilities	66,482	79,646
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 26, 2009 and December 27, 2008, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,752,366 and 49,062,308 shares issued and outstanding at September 26, 2009 and December 27, 2008, respectively	50	49
Additional paid-in capital	626,211	602,295
Accumulated other comprehensive income	1,720	1,922
Retained earnings (accumulated deficit)	(25,892)	101,798
Total stockholders’ equity	602,089	706,064
Total liabilities and stockholders’ equity	$668,571	$785,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 26, 2009	September 27, 2008
Cash flows from operating activities:
Net loss	$(127,690)	$(50,661)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,204	24,063
Stock-based compensation expense	16,412	17,905
Deferred income tax provision (benefit)	37,952	(9,727)
Excess tax benefits from equity based compensation plans	(508)	(266)
Provision for doubtful accounts receivable	5,040	489
Provision for excess and obsolete inventories	5,639	12,307
Loss on disposal of property and equipment	743	982
Non-cash restructuring	366	—
Foreign currency transaction gains	(845)	—
Changes in assets and liabilities:
Accounts receivable	(18,236)	28,900
Inventories	(7,971)	(5,302)
Prepaids and other current assets	3,487	510
Refundable income taxes	11,582	(22,942)
Other assets	6,374	830
Accounts payable	(1,475)	(3,779)
Accrued liabilities	(9,038)	(7,811)
Income tax payable	(3,198)	1,046
Deferred rent	(392)	(302)
Deferred revenues	5,050	(99)
Net cash used in operating activities	(52,504)	(13,857)
Cash flows from investing activities:
Acquisition of property and equipment	(13,078)	(26,418)
Purchases of marketable securities	(419,600)	(181,004)
Proceeds from maturities of marketable securities	259,999	49,015
Proceeds from sales of marketable securities	31,198	277,331
Release of restricted cash	—	1,570
Advance payment for acquisition of assets (Refer to Note 19)	(1,731)	—
Net cash provided by (used in) investing activities	(143,212)	120,494
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net	7,119	5,678
Excess tax benefits from equity based compensation plans	508	266
Net cash provided by financing activities	7,627	5,944
Effect of exchange rate changes on cash and cash equivalents	83	(199)
Net increase (decrease) in cash and cash equivalents	(188,006)	112,382
Cash and cash equivalents, beginning of period	337,926	315,232
Cash and cash equivalents, end of period	$149,920	$427,614
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$(4,897)	$(11,400)
Income taxes paid (refunded), net	$(25,991)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The Company’s interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments considered necessary to fairly present the Company’s financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 26, 2009 are not necessarily indicative of the results that may be expected for the year ending December 26, 2009, or for any other period. The balance sheet at December 27, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 27, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2009.

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

Codification. In June 2009 the Financial Accounting Standards Board, or FASB, established the Accounting Standards Codification, or Codification, as the source of authoritative GAAP recognized by the FASB. The Codification is effective in the first interim and annual periods ending after September 15, 2009 and had no effect on the Company’s unaudited condensed consolidated financial statements.

Subsequent Events. The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued.

Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations

In August 2009, the FASB issued Accounting Standards Update titled “Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value” which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. The Company will adopt this guidance in the fourth quarter of fiscal 2009. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued accounting guidance related to accounting for transfers and servicing of financial assets and extinguishments of liabilities. This accounting guidance requires more information about transfers of financial assets where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

For the quarter beginning March 29, 2009, the Company adopted the FASB accounting guidance related to recognition and presentation of other-than-temporary impairments. This accounting guidance amends the prior other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in a company’s financial statements. Prior to its issuance, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under this accounting guidance, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). There was no initial effect of adoption on March 28, 2009.

For the quarter beginning March 29, 2009, the Company adopted new accounting guidance issued by the FASB related to determination of fair value when the volume and level of activity for an asset or liability have significantly decreased and identification of transactions that are not orderly. This accounting guidance provides additional guidance for estimating fair value in accordance with the accounting standard on fair value measurements. The adoption of this accounting guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

For the quarter beginning March 29, 2009, the Company adopted accounting guidance issued by the FASB related to interim disclosures about fair value of financial instruments. This accounting guidance amends the previously issued accounting standard that related to financial instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The adoption of this accounting guidance did not have an impact on the Company’s consolidated results of operations or financial condition. See Note 5 for additional disclosures included in accordance with this accounting guidance.

For the quarter beginning March 29, 2009, the Company adopted FASB’s newly issued accounting standard related to subsequent events. This accounting standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of accounting standard did not have an impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the Financial Accounting Standards Board ratified accounting guidance regarding revenue arrangements with multiple deliverables. In absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this accounting guidance requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This accounting guidance will be applied on a prospective basis for revenue arrangements entered into or materially modified beginning in fiscal 2011, with earlier application permitted. Since the Company will apply this accounting guidance on a prospective basis, it is currently unable to evaluate its effect on its consolidated financial statements.

Note 3 — Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. The Company’s cash equivalents and marketable securities are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

The Company sells its products to large multinational semiconductor manufacturers primarily located in Asia and North America. During the three months ended September 26, 2009 and September 27, 2008 one customer represented 53.0% and 15.5%, respectively, of total revenues. No other customer represented greater than 10% of total revenues for these fiscal periods. One customer represented 55.0% of total revenues during the nine months ended September 26, 2009, and three customers represented 23.4%, 13.1%, and 13.0% of total revenues for the nine months ended September 27, 2008. No other customer accounted for more than 10% of total revenues in either of these fiscal periods.

The Company has significant accounts receivables concentrated with a few customers in the semiconductor industry. While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of September 26, 2009, three customers accounted for greater than 10% of gross accounts receivable. As of December 27, 2008, four of the Company’s customers accounted for greater than 10% of gross accounts receivable.

Note 4 — Restructuring Charges

Restructuring charges include costs related to one-time employee termination benefits, cost of long-lived assets abandoned, as well as contract termination costs. The Company recognizes a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees.

The timing of the recognition of one-time employee termination benefits is dependant upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. The Company records charges related to long-lived assets to be abandoned when the assets cease to be used. The Company records a liability for contract termination costs that will continue to be incurred under a contract for its remaining term without economic benefit to the Company at the cease-use date.

The Company recorded restructuring charges of $0.1 million for the three months ended September 27, 2008 and $7.9 million and $8.7 million for the nine months ended September 26, 2009 and September 27, 2008, respectively. There were no restructuring charges incurred in the three months ended September 26, 2009. The restructuring plan implemented in the first quarter of 2009 is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2009, please refer to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed on February 27, 2009.

In the first quarter of fiscal 2009, the Company implemented a global reorganization and cost reduction plan (the “Q1 2009 Restructuring Plan”) designed to lower the Company’s cash breakeven level in the current market environment. The Q1 2009 Restructuring Plan extended the global cost reduction plans implemented during fiscal 2008 and included workforce reductions of 178 employees spread across all functions of the organization. The Q1 2009 Restructuring Plan also included other actions such as the elimination of 24 contractor positions as well as non-replacement of certain voluntary employee terminations. The Company recorded $7.7 million in charges for this restructuring plan in the first quarter of fiscal 2009 of which $7.3 million related to severance and related benefits and $0.4 million related to write-down of certain assets taken out of service. The Company incurred approximately $0.3 million in connection with this restructuring plan in the second quarter of fiscal 2009 related to severance and related benefits. The following table summarizes the activity related to the Q1 2009 Restructuring Plan as of September 26, 2009 (in thousands):

	Employee Severance and Benefits	Property and Equipment Write-down	Contract Termination and Other	Total
Accrual at December 27, 2008	$77	$—	$71	$148
Q1’09 Restructuring charges	7,332	366	(19)	7,679
Cash payments	(5,287)		19	(5,268)
Non-cash settlements	(217)	(366)	—	(583)
Accrual at March 28, 2009	1,905	—	71	1,976
Q2’09 Restructuring charges	250	—	14	264
Cash payments	(776)	—	—	(776)
Accrual at June 27, 2009	1,379	—	85	1,464
Q3’09 Restructuring charges	—	—	—	—
Cash payments	(1,120)	—	—	(1,120)
Accrual at September 26, 2009	$259	$—	$85	$344

Restructuring charges are reflected separately as “Restructuring” in the accompanying Condensed Consolidated Statements of Operations. The remaining accrual as of September 26, 2009 relates primarily to severance benefits which will be paid within the next six months. As such, the restructuring accrual is recorded as a current liability within Accrued Liabilities in the Condensed Consolidated Balance Sheets.

Note 5 — Fair Value

The Company uses fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. The Company also has a building held for sale in Livermore, CA as well as certain manufacturing equipment held for sale, which are measured at fair value on a non-recurring basis and included within ‘Prepaid expenses and other current assets’ in the accompanying Condensed Consolidated Balance Sheet.

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

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

The Company adopted accounting standard for fair value as of the beginning of its fiscal 2008 year for its financial assets and financial liabilities, and as of the beginning of its 2009 fiscal year as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities.

Assets Measured at Fair Value on a Recurring Basis

The Company measures and reports certain assets and liabilities at fair value on a recurring basis, including money market funds, U. S. government securities, municipal bonds, agency securities and foreign currency derivatives. The following tables represent the Company’s fair value hierarchy for its financial assets (cash equivalents and marketable securities):

Fair value measured on a recurring basis as of September 26, 2009 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$128,275	$—	$128,275
Commercial paper	—	5,000	5,000
Marketable securities
U. S. Treasury	—	91,444	91,444
Municipal bonds	—	7,379	7,379
Agency securities	—	208,867	208,867
Commercial paper	—	4,997	4,997
Total	$128,275	$317,687	$445,962

Fair value measured on a recurring basis as of December 27, 2008 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$183,765	$—	$183,765
U. S. Treasury		20,000	20,000
Agency securities	—	79,977	79,977
Marketable securities
U. S. Treasury	—	105,285	105,285
Municipal bonds	—	17,928	17,928
Agency securities	—	61,755	61,755
Total	$183,765	$284,945	$468,710

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

Assets Measured at Fair Value on a Nonrecurring Basis

The building held for sale is classified as Level 3 as the Company used unobservable inputs in its valuation reflecting the Company’s assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. The building held for sale was valued at $900,000 as of September 26, 2009. The Company also classified certain manufacturing equipment as held for sale as of September 26, 2009. The equipment was classified as Level 3 as the Company used unobservable inputs in its valuation reflecting the Company’s assumptions that market participants would use in pricing this asset due to the absence of observable market data on pricing and inherent lack of liquidity. The manufacturing equipment held for sale was valued at $250,000 at September 26, 2009.

The Company’s fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 6 — Marketable Securities

The Company classifies its marketable debt securities as “available-for-sale”. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income (loss) until realized.

Marketable securities at September 26, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
U. S. Treasury	$91,142	$316	$(14)	$91,444
Agency Securities	208,353	526	(12)	208,867
Obligations of states and political subdivisions	7,340	38	—	7,379
Commercial Paper	4,997	—	—	4,997
	$311,832	$880	$(26)	$312,687

Marketable securities at December 27, 2008 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$104,817	$468	$—	$105,285
Agency Securities	60,943	836	(24)	61,755
Obligations of states and political subdivisions	17,862	126	(60)	17,928
	$183,622	$1,430	$(84)	$184,968

The Company typically invests in highly-rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized losses on the Company’s investments during the three and nine months ended September 26, 2009 were caused primarily by changes in interest rates. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.

The Company believes that the unrealized losses are not other-than-temporary. The Company does not have a foreseeable need to liquidate the portfolio and anticipates recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Contractual maturities of marketable securities as of September 26, 2009 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$221,350	$221,731
Due after one year to three years	90,483	90,956
	$311,833	$312,687

Realized gains on sales and maturities of marketable securities were immaterial for the three and nine months ended September 26, 2009. Realized losses on sales and maturities of marketable securities were immaterial for the three months ended September 27, 2008 and were $0.5 million for the nine months ended September 27, 2008.

Note 7 — Allowance for Doubtful Accounts

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

The Company recorded a provision for doubtful accounts of $5.2 million in the first quarter of fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers facing financial difficulty. The Company recorded a reduction to provision for doubtful accounts of $0.3 million in the second quarter of fiscal 2009 and a provision for doubtful accounts  of $0.1 million in the third quarter of fiscal 2009. The allowance for doubtful accounts consisted of the following activity for the three and nine months ended September 26, 2009 (in thousands):

Allowance for Doubtful Accounts Receivable
Balance at December 27, 2008	$4,220
Net additions/(reductions) to provision	5,246
Deductions	—
Balance at March 28, 2009	9,466
Net additions/(reductions) to provision	(315)
Deductions	—
Balance at June 27, 2009	9,151
Net additions/(reductions) to provision	109
Deductions	—
Balance at September 26, 2009	$9,260

Note 8 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Provisions for estimated excess and obsolete inventories are made based on management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of the Company’s inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write-downs is recognized only when the related inventory has been scrapped or sold.

The Company designs, manufactures and sells a fully custom product into a market that is subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for the Company to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for the Company’s wafer probe cards. These factors make inventory valuation adjustments part of the Company’s normal recurring cost of revenue. Excess and obsolete inventory write downs were $5.6 million, and $12.3 million for the nine months ended September 26, 2009, and September 27, 2008, respectively. The Company retains a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When the Company’s products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, the Company defers the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	September 26,	December 27,
	2009	2008
Raw materials	$1,841	$2,147
Work-in-progress	8,131	7,120
Finished goods:
Deferred cost of revenue	5,591	1,765
Manufactured finished goods	5,603	7,756
	$21,166	$18,788

Note 9 — Warranty

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

A reconciliation of the changes in the Company’s warranty liability (included in accrued liabilities in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Warranty accrual beginning balance	$634	$1,480	$1,098	$1,383
Accrual for warranties issued during the period	41	1,398	13	3,886
Settlements made during the period	(79)	(985)	(515)	(3,376)
Warranty accrual ending balance	$596	$1,893	$596	$1,893

Note 10 — Property and Equipment

Property and equipment consisted of the following (in thousands):

	Useful Life (in years)	September 26, 2009	December 27, 2008
Machinery and equipment	5 to 7	$112,278	$109,808
Computer equipment and software	3 to 5	34,833	28,378
Furniture and fixtures	5	7,088	6,860
Leasehold improvements	1 to 15	70,726	70,699
		224,925	215,745
Less: Accumulated depreciation and amortization		(139,761)	(116,900)
		85,164	98,845
Construction-in-progress		11,834	14,968
		$96,998	$113,813

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

Note 11 — Comprehensive loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net loss	$(23,901)	$(14,041)	$(127,690)	$(50,661)
Unrealized gain (loss) on investments, net of taxes	6	116	(557)	(719)
Cumulative translation adjustments	655	(273)	355	(47)
Other Comprehensive income (loss)	661	(157)	(202)	(766)
Comprehensive Loss	$(23,240)	$(14,198)	$(127,892)	$(51,427)

Components of accumulated other comprehensive income were as follows (in thousands):

	September 26,	December 27,
	2009	2008
Unrealized gains and losses on investments, net of tax	$523	$1,080
Foreign currency translation adjustments	1,197	842
Accumulated other comprehensive income	$1,720	$1,922

Note 12 — Stockholders’ Equity

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

Stock option activity under the Prior Plans and the 2002 Plan during the nine months ended September 26, 2009 is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Balance at December 27, 2008	6,686,820	$27.36
Options granted	12,500	15.25
Options exercised	(42,498)	8.76
Options cancelled:
Forfeited	(220,130)	32.86
Expired	(25,434)	38.42
Balance at March 28, 2009	6,411,258	27.23	4.65	$9,061,934
Options granted	327,500	17.11
Options exercised	(104,794)	7.85
Options cancelled:
Forfeited	(243,520)	37.71
Expired	(233,705)	30.39
Balance at June 27, 2009	6,156,739	$26.49	4.66	$7,180,708
Options granted	—	—
Options exercised	(166,409)	18.22
Options cancelled:
Forfeited	(11,758)	32.96
Expired	(198,040)	38.61
Balance at September 26, 2009	5,780,532	$26.30	4.63	$21,343,845
Vested and expected to vest at September 26, 2009	5,475,368	$26.38	4.58	$20,030,980

Exercisable at September 26, 2009	4,178,862	$25.69	4.37	$16,069,154

The intrinsic value of option grants during the nine months ended September 26, 2009 was $7.81 per share. The intrinsic value of option exercises during the three and nine months ended September 26, 2009 was $0.9 million and $2.4 million, respectively. Cash received from stock option exercises during the three and nine months ended September 26, 2009 was $3.0 million and $4.2 million, respectively.  Gross tax benefits from the exercises of stock options and other equity based awards was approximately $1.3 million and $5.0 million for the three and nine months ended September 26, 2009.

Restricted Stock Units

Activity of the restricted stock units under the 2002 Plan during the nine months ended September 26, 2009 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 27, 2008	583,865	$19.92
Awards granted	25,300	14.90
Awards released	(117,307)	20.10
Awards cancelled	(35,923)	18.87
Restricted stock units at March 28, 2009	455,935	19.65
Awards granted	686,190	17.13
Awards released	(31,730)	20.87
Awards cancelled	(13,432)	19.18
Restricted stock units at June 27, 2009	1,096,963	18.05
Awards granted	12,560	21.82
Awards released	(5,170)	18.48
Awards cancelled	(11,267)	17.72
Restricted stock units at September 26, 2009	1,093,086	$18.09

Note 13 — Stock-Based Compensation

The Company accounts for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs in the Condensed Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.

The table below shows the stock-based compensation expense included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Stock-based compensation expense included in:
Cost of revenues	$978	$1,099	$2,787	$3,645
Research and development	910	1,087	3,385	3,842
Selling, general and administrative	2,615	2,908	10,240	9,795
Restructuring	—	—	—	623
Total stock-based compensation	$4,503	$5,094	$16,412	$17,905
Tax effect on stock-based compensation	—	(1,751)	(4,018)	(5,581)
Total stock-based compensation, net of tax	$4,503	$3,343	$12,394	$12,324

Stock-based compensation expense for the nine months ended September 26, 2009 includes $2.5 million resulting from the modification and acceleration of the vesting of a portion of the options awarded to the Company’s founder and former Executive Chairman of the Board of Directors in conjunction with his separation agreement and general release. Stock-based compensation expense for the nine months ended September 27, 2008 includes approximately $0.3 million in stock-based compensation expense resulting from the modification and acceleration of the vesting of a portion of the Company’s former Chief Financial Officer’s stock options in conjunction with his separation agreement and general release and approximately $0.3 million in stock-based compensation expense resulting from the acceleration of the vesting of a portion of the Company’s former Senior Vice President, Product Business Group’s restricted stock units in conjunction with his separation agreement and general release.

The fair value of restricted stock units is equal to the closing market price of the underlying common stock as of the date of grant. The fair value of stock option grants is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during the nine months ended September 26, 2009 was $7.81 per share. The weighted-average assumptions used for valuation under the Black-Scholes model were as follows:

	Three Months Ended	Nine Months Ended
	September 27,	September 26,	September 27,
	2008	2009	2008
Stock Options:
Dividend yield	—	—	—
Expected volatility	52.7%	53.4%	53.1%
Risk-free interest rate	3.27%	1.68%	3.06%
Expected term (in years)	4.75	4.67	4.75

Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. The expected volatility is based on a blend of historical volatility of our common stock using daily stock prices and implied market volatility, both over a period equal to the expected option life. The expected term is based on historical exercise behavior. In fiscal 2008, the Company applied the simplified method approach for deriving expected term. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method.

Employee Stock Purchase Plan

	Three Months Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
ESPP:
Dividend yield	—	—	—	—
Expected volatility	58.21%	56.2%	57.19%	52.2%
Risk-free interest rate	0.38%	1.88%	1.03%	2.1%
Expected term (in years)	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year	0.5 - 1.0 year

During the three months ended September 26, 2009 and September 27, 2008, 115,011 shares and 150,410 shares, respectively, were issued under the 2002 Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 26, 2009 and September 27, 2008, 269,156 shares and 286,349 shares, respectively, were issued under the 2002 Employee Stock Purchase Plan (“ESPP”).

Unrecognized Compensation Costs

At September 26, 2009, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Weighted Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$16,604	1.35
Restricted stock units	11,950	3.01
Employee Stock Purchase Plan	308	0.35
Total unrecognized share-based compensation expense	$28,862

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three and nine months ended September 26, 2009 and September 27, 2008 were based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands)
Basic net loss per share
Numerator:
Net loss	$(23,901)	$(14,041)	$(127,690)	$(50,661)
Denominator:
Weighted average common stock outstanding	49,582	48,988	49,392	48,855
Diluted net loss per share
Numerator:
Net loss	$(23,901)	$(14,041)	$(127,690)	$(50,661)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,582	48,988	49,392	48,855
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	—	—	—	—
Weighted average shares used in computing diluted net loss per share	49,582	48,988	49,392	48,855

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Options to purchase common stock	4,465	6,788	5,362	6,865
Restricted stock units	—	43	2	39
Employee Stock Purchase Plan	51	16	51	5
Total potentially dilutive securities	4,516	6,847	5,415	6,909

Note 15 — Income Taxes

During the three months ended September 26, 2009 and September 27, 2008, the Company recorded an income tax provision  of $0.4 million and an income tax benefit of $11.8 million, respectively.  During the nine months ended September 26, 2009 and September 27, 2008, the Company recorded an income tax provision of $20.0 million and an income tax benefit of $29.5 million, respectively.  The Company’s income tax provision for the three months ended September 26, 2009 is primarily related to income taxes of the Company’s non U.S. operations.  The income tax provision for the nine months ended September 26, 2009 is primarily related to the Company recording a valuation allowance covering substantially all of the Company’s U.S. deferred tax assets at the end of the second quarter of fiscal 2009 of $44.7 million.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods.  The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  At the end of the second quarter of fiscal 2009, changes in previously anticipated expectations necessitated a valuation allowance against the excess tax benefits to be recognized in that quarter and prior quarters since they are no longer more likely than not realizable.  Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize Federal and state deferred tax assets provided it can generate sufficient future taxable income.

The Company classifies interest and penalties related to uncertain tax positions as part of income tax provision. The Company recognized interest expense of $40,000 and $56,000 for the three months ended September 26, 2009 and September 27, 2008, respectively, and $170,000 and $305,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. As of September 26, 2009, the Company had approximately $483,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes the Company pays is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, the Company believes that it has adequately provided for any reasonably foreseeable outcome related to those matters. The Company’s future results may include favorable or unfavorable adjustments to its estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of September 26, 2009, changes to the Company’s uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on its financial position or results of operations.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, various U.S. states and non-U.S. jurisdictions. The Company is currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

The Company’s effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Note 16 — Commitments and Contingencies

Environmental Matters

The Company is subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. The Company believes that it complies in all material respects with the environmental laws and regulations that apply to it, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with the Company’s Livermore facility because the Company believes that it is not probable that a liability has been incurred as of September 26, 2009.

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

Legal Matters

From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended September 26, 2009, the Company was not involved in any material legal proceedings, other than the proceedings summarized below. In the future the Company may become a party to additional legal proceedings, including proceedings designed to protect its intellectual property rights that require the Company to spend significant resources.

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

The investigation (337-TA-621) was originally referred to the Honorable Theodore R. Essex, an ITC Administrative Law Judge (“ALJ”), and in July 2008 was reassigned to the Honorable Charles E. Bullock, a ALJ, who will make an initial determination as to whether there is a violation of Section 337; that initial determination is subject to review by the full ITC Commission (“the Commission”). On or about January 23, 2009, the ALJ, after a September 2008 hearing, issued a claim construction ruling interpreting and defining terms of certain of the claims of the patents-in-suit. On or about January 28, 2009, the Company voluntarily withdrew its allegations to the extent that they encompassed its U.S. Patent No. 7,168,162, and on or about February 13, 2009, the ALJ issued an initial determination holding invalid the asserted claims of the Company’s U.S. Patent No. 6,624,648, after finding as part of the claim construction ruling that one of the terms in the asserted claims of that patent is indefinite. The Company appealed that initial determination of invalidity to the Commission on or about February 18, 2009.  The Commission agreed to review the initial determination and a ruling, termed the “Final Determination” is expected on, or about November 12, 2009.

The scheduled hearing relating to the Company’s U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, and 7,225,538 was conducted from February 23, 2009 through March 6, 2009.  The ALJ issued a decision, termed an “Initial Determination,” on June 29, 2009. The Initial Determination is directed to four FormFactor patents: U.S. Patent Nos. 5,994,152, entitled “Fabricating Interconnects and Tips Using Sacrificial Substrates,” 6,509,751, entitled “Planarizer for a Semiconductor Contactor,” 6,615,485, entitled “Probe Card Assembly and Kit, And Methods of Making Same,” and 7,225,538, entitled “Resilient Contact Structures Formed and Then Attached to a Substrate.” The Initial Determination found all of the asserted claims of U.S. Patent Nos. 6,509,751, 6,615,485 and 7,225,538 valid and enforceable, and all but one of the asserted claims of U.S. Patent No. 5,994,152 valid and all of the asserted claims enforceable.  The Initial Determination did not find infringement of any of the asserted claims, and therefore did not find a violation of Section 337.

The Company, Micronics Japan and Phicom filed additional briefing to the Commission seeking review of parts of the ALJ’s Initial Determination.  The Commission can accept, reject or modify any of the ALJ’s recommendations.  The Commission issued a Notice on September 14, 2009 in which it stated it would review only certain parts of the Initial Determination. The only non-infringement finding the Commission will review is whether Phicom’s products infringe U.S. Patent No. 6,509,751. After review by the Commission is completed, the Final Determination is scheduled to be issued on or about November 12, 2009.  The Final Determination, which is an ITC remedial order in Section 337 cases, is effective when issued and becomes final 60 days after issuance, subject to Presidential review. The Company will evaluate whether it will file an appeal with the Court of Appeals for the Federal Circuit, and if so on what issues, after issuance of the Final Determination.

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

No provision has been made for patent-related litigation because the Company believes that it is not probable that a liability had been incurred as of September 26, 2009. The Company will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which the Company and certain of its then officers, including one former officer who was a director at the time of filing, are named as defendants under the caption “Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions “Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,” and “Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.” The three actions have been consolidated. The plaintiffs filed these actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. In April 2008, the designated lead plaintiffs filed a Consolidated Amended Complaint. The plaintiffs claimed violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934, alleging that the defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. On July 25, 2008, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint also alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. The plaintiffs again claimed that defendants knowingly issued materially false and misleading statements regarding the Company’s business and financial results prior to the restatement, as well as regarding the development of the Harmony product line. Plaintiffs sought to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs. Defendants filed a motion to dismiss the Second Amended Complaint on October 6, 2008, and a hearing on the motion was held on February 6, 2009.  On July 14, 2009, the court issued a ruling granting the Company’s and the other defendants’ motion to dismiss the second amended complaint without leave to amend.  On July 28, 2009, plaintiffs filed a Motion to Alter or Amend the Judgment and to Uphold a Revised, Narrowed Second Amended Complaint.  The revised complaint does not contain the accounting and restatement allegations that were included in the Second Amended Complaint but asks the Court to uphold only the Harmony-related allegations.   On September 14, 2009, the court issued a ruling denying plaintiffs’ Motion to Alter or Amend the Judgment and to Uphold a Revised, Narrowed Second Amended Complaint. Plaintiffs appealed to the Court of Appeals for the Ninth Circuit the Judgment dismissing the case and the Court’s ruling denying their Motion to Alter or Amend the Judgment.

No provision has been made for the securities litigation because the Company believes that it is not probable that a liability had been incurred as of September 26, 2009.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which the Company is named as a nominal defendant and certain of its then directors and officers are named as defendants under the caption “John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.” Subsequently, another plaintiff filed a second purported stockholder class action in the Superior Court of the State of California for the County of Alameda under the caption “Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros, Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.” The plaintiffs filed these two later actions following the Company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs allege that the defendants breached their fiduciary duties and violated applicable law by issuing, and permitting the Company to issue, materially false and misleading statements regarding the Company’s business and financial results prior to the restatements. The plaintiffs seek to recover monetary damages, and attorneys’ fees and costs. The two derivative actions which were consolidated have been dismissed without prejudice, though the plaintiffs will have the right to refile the actions at some point in the future.

No provision has been made for the stockholder derivative litigation because the Company believes that it is not probable that a liability had been incurred as of September 26, 2009.

The Company believes that the factual allegations and circumstances underlying the legal proceedings described above that have been filed against the Company are without merit. The Company also believes that it does not have a material monetary damages exposure in these legal proceedings that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations; however, these legal proceedings have been costly and it is possible the Company will incur significant, and possibly material, attorneys’ fees, which may not be covered by its insurance policies. These legal proceedings may also divert the Company’s management’s time and attention away from business operations, which could prove to be disruptive to the Company’s business operations. In addition, an unfavorable outcome or settlement of these proceedings, particularly if it is not covered by or exceeds the Company’s insurance coverage, could individually or in the aggregate adversely impact the Company’s financial condition, liquidity or results of operations.

Commercial Litigation

On February 20, 2009, the Company filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company (“Spansion”), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion’s obligations under a purchase agreement entered into by the Company and Spansion, has failed to pay the Company for probe cards that the Company designed, developed and manufactured pursuant to several purchase orders placed by Spansion with the Company pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed the Company $8,094,533 for probe cards delivered by the Company and not paid for by Spansion. In the complaint, the Company is seeking (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that the Company believes Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of the Company over Spansion’s corporate assets and property, (iv) costs and (v) attorney’s fees.  Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay the Company’s complaint against Spansion.  The Company has not recognized $1.4 million of revenue related to shipments to Spansion and has reserved the remaining $6.7 million of the outstanding receivable from Spansion.

Indemnification Arrangements

The Company from time to time in the ordinary course of its business enters into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, the Company has agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that the Company’s wafer probe cards infringe a third party’s intellectual property and the Company’s lessors in connection with facility leasehold liabilities that the Company may cause. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers, and its bylaws contain indemnification obligations in favor of its directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that the Company can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. The Company believes that substantially all of its indemnity arrangements provide for limitations on the maximum potential future payments it could be obligated to make. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. The Company has not had any requests for indemnification under these arrangements. The Company’s management believes that any liability for these indemnity arrangements would not be material to its accompanying consolidated financial statements. The Company has not recorded any liabilities for these indemnification arrangements on its condensed consolidated balance sheet as of September 26, 2009.

Note 17 — Derivative Financial Instruments

The Company operates and sells its products in various global markets. As a result, the Company is exposed to changes in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments. The Company records the fair value of these contracts as of the end of its reporting period to its consolidated balance sheet with changes in fair value recorded in its consolidated statement of operations. The statement of operations classification for the fair values of these forward contracts is to non-operating income, net, for both realized and unrealized gains and losses.

As of September 26, 2009, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about the Company’s foreign currency forward contracts outstanding as of September 26, 2009 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	3,057,387	$33,990
Taiwan Dollar	27,763	857
Korean Won	2,654,422	2,219
Total USD notional amount of outstanding foreign exchange contracts		$37,066

The contracts were entered into on September 25, 2009 and matured on September 29, 2009. Accordingly, there were no amounts reported in the Company’s Condensed Consolidated Balance Sheets as of September 26, 2009 related to these contracts. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the fiscal quarter ended September 26, 2009.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the fiscal quarter ended September 26, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

	Location of Gain or	Amount of Gain or
Derivatives Not Designated as Hedging	(loss) Recognized in	(Loss) Recognized in
Instruments Under ASC 815	Loss on Derivative	Loss on Derivative

Foreign exchange forward contracts	Other Income (expense), net	$(2,327)

Note 18 — Departure of Executive Officer

The Company entered into a Separation Agreement and Mutual Release as of May 1, 2009 (the “Separation Agreement”) with its founder and former Executive Chairman Dr. Igor Khandros, who retired from the Company and the board of directors. Under the terms of the Separation Agreement, the Company accelerated vesting of options to acquire 75,000 shares and permitted certain vested stock options to be exercisable until the earlier of (i) May 1, 2014 or (ii) the original expiration date of the applicable stock option (Refer to Note 12). The Company and Dr. Khandros also entered into a consulting agreement effective as of May 1, 2009 under which Dr. Khandros would continue to serve as a key advisor to the Company for a term of one-year for a quarterly consulting fee of $75,000. The consulting agreement was terminated by Dr. Khandros effective July 1, 2009.

Note 19 — Subsequent Events

In October 2009, the Company completed the acquisition of certain assets from Electroglas Inc., a company under Chapter 11 bankruptcy protection in Delaware (“Electroglas”). Prior to the acquisition, Electroglas was engaged in the supply of semiconductor manufacturing equipment and software to the semiconductor industry. The assets acquired consisted of manufacturing and testing equipment, spare parts and components related to the purchased equipment and other technology assets related to precision motion control automation and all of the intellectual property rights of Electroglas, with the exception of certain trademark rights. The Company believes that the acquisition of these assets will enable it to continue to improve its manufacturing efficiency and provide its customers with high quality end products. The purchase price for the assets, including transaction costs, of approximately $10.5 million will be capitalized in the fourth quarter of fiscal 2009.  Approximately $2.3 million of the purchase price for these assets was paid or accrued in the third quarter of fiscal 2009 and has been included in “Other Assets” in the condensed consolidated balance sheet.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, and in the section titled “Risk Factors” elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

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

The oversupply of memory devices coupled with the overall global economic downturn and uncertainty in fiscal 2008 had a significant impact on global semiconductor device manufacturing. In the first half of fiscal 2009, we saw our markets continue to be affected by the continuing global macroeconomic downturn which resulted in a significant decrease in demand and continuing market challenges for our advanced wafer probe cards. In the third quarter of fiscal 2009, we saw improvement across all of our business segments. In the DRAM market, demand and supply conditions tightened, as PC and memory module makers along with digital consumer electronics makers increased their DRAM procurement in anticipation of future demand trends. Given these conditions, DRAM device pricing took an upward turn in the third quarter of fiscal 2009. Additionally, we also experienced market share gains in DRAM, acceleration in DDR III, positive mobile DRAM activity and improved results in both Flash and Logic markets. As a result, revenue was up 40.3% sequentially from the three months ended June 27, 2009. Compared to the third quarter of fiscal 2008, revenue was down 16.8%, an improvement from the 40.0% year over year decline we saw in the second quarter of fiscal 2009. While this may signal increased market confidence, we believe the global economic environment remains volatile, creating an uncertain demand environment.

We incurred a net loss of $23.9 million in the third quarter of fiscal 2009 as compared to net loss of $14.0 million for the third quarter of fiscal 2008 primarily due to lower revenues. We incurred a net loss of $127.7 million in the first nine months of fiscal 2009 as compared to net loss of $50.7 million for the first nine months of fiscal 2008 primarily due to lower revenues, the recognition of a valuation allowance of $44.7 million for our deferred tax assets as well as the $5.0 million provision for bad debts due to the heightened risk of non-payment of certain accounts receivable. Net loss for the first nine months of fiscal 2008 included $0.5 million in provision for doubtful debts. In the first quarter of fiscal 2009, we initiated a global reorganization and cost reduction plan designed to lower our cash breakeven level in the current market environment. As part of the plan, we reduced our workforce by approximately 22% and implemented certain non-severance measures that we expect to result in future cost savings.

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

We established a valuation allowance of $44.7 million in the second quarter of fiscal 2009 against the excess tax benefits recognized in prior quarters. This charge resulted in an income tax provision, rather than an income tax benefit, for the nine months ended September 26, 2009. This valuation allowance was based on our quarterly assessment of the realizability of our deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to our recent cumulative losses, ability to carryback losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods.  We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. The necessity for this valuation allowance and any future adjustments will be based on the available positive and negative evidence at that time, commensurate with its objective verifiability. Under current tax law, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.  Our tax provisions in future periods will primarily consist of income taxes on our profits in certain jurisdictions outside of the US in the event they materialize.

Our cash, cash equivalents and marketable securities totaled approximately $462.6 million as of September 26, 2009 as compared to $522.9 million at December 27, 2008. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If demand for our products does not increase or if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the fourth quarter of fiscal 2009.

We believe it is likely that the global economic and semiconductor industry downturns will persist; however, we cannot predict their severity or duration. Given the overall weakness of the United States and global economy, and the ongoing downturn in the semiconductor industry and its effects on demand for our products, we are unable to precisely forecast when or if revenues and profitability will return to previous levels.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	83.2	77.2	97.7	79.1
Gross profit	16.8	22.8	2.3	20.9
Operating expenses:
Research and development	31.5	32.4	40.9	28.9
Selling, general and administrative	39.7	45.0	60.5	40.5
Restructuring charge	—	0.3	7.8	5.1
Total operating expenses	71.1	77.7	109.2	74.5
Operating loss	(54.4)	(54.9)	(106.9)	(53.6)
Interest income, net	1.6	5.3	2.5	6.4
Other income (expense)	(0.9)	0.5	(0.9)	0.2
Loss before income taxes	(53.7)	(49.1)	(105.3)	(47.0)
Provision for (benefit from) income taxes	0.9	(22.4)	19.5	(17.3)
Net loss	(54.6)%	(26.7)%	(124.8)%	(29.7)%

Three and Nine Months Ended September 26, 2009 and September 27, 2008:

Revenues

	Three Months Ended			Nine Months Ended
	September 26,	September 27,		September 26,	September 27,
	2009	2008	% Change	2009	2008	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$36,430	$36,525	(0.3)%	$85,243	$108,421	(21.4)%
Flash	2,096	8,470	(75.3)	4,567	36,207	(87.4)
Logic	5,247	7,589	(30.9)	12,530	25,672	(51.2)
Total revenues	$43,773	$52,584	(16.8)%	$102,340	$170,300	(39.9)%

The decrease in revenue for the three and nine months ended September 26, 2009 was primarily due to weak demand for our advanced wafer probe cards caused by the ongoing downturn in the semiconductor market. For certain of our products we also experienced pricing pressure due to the availability of competitive products, which also contributed to the decrease in revenues.

Our revenues for the three and nine months ended September 26, 2009 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment declined slightly in the three and nine months ended September 26, 2009 as compared to the comparable periods in the prior year, primarily due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, semiconductor manufacturers’ efforts to curtail spending and conserve cash by taking capacity offline, reducing production, delaying the transition to new technology nodes and postponing the implementation of tooling cycles. We also experienced pricing pressure on certain DRAM test products due to the competitive environment.

Revenues from sales to Flash memory device manufacturers also decreased significantly in the three and nine months ended September 26, 2009 compared to the comparable periods in the prior year, with the decrease driven by sales decline in both NOR and NAND Flash wafer probe cards. The weakness in NOR Flash can be attributed to a decline in purchases by certain key customers. The decrease was primarily driven by a decline in revenues from NOR Flash wafer probe cards resulting from our largest NOR customer filing for bankruptcy protection in the first quarter of fiscal 2009. Additionally, revenues from NAND Flash wafer probe cards declined as NAND Flash memory device manufacturers significantly reduced their output in the first quarter of fiscal 2009, in an attempt to promote industry absorption of excess inventories.

Revenues from manufacturers of Logic devices decreased in the three and nine months ended September 26, 2009 compared to the comparable periods in the prior year, primarily due to the overall downturn in the semiconductor industry which negatively impacted the revenues from sales of our wafer probe cards.

Current global economic and semiconductor market conditions have adversely impacted the profitability of our customers and their capital spending and are likely to result in product revenues in the near term that are lower than our revenue levels in comparable periods during prior fiscal years.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 26, 2009	% of Revenues	September 27, 2008	% of Revenues	September 26, 2009	% of Revenues	September 27, 2008	% of Revenues
	(In thousands except percentages)
Japan	$22,895	52.0%	$14,371	27.3%	$56,780	55.0%	$55,036	32.3%
North America	7,046	16.0	9,959	18.9	16,226	16.0	34,440	20.2
Asia Pacific	11,400	26.0	22,855	43.5	24,434	24.0	65,387	38.4
Europe	2,432	6.0	5,399	10.3	4,900	5.0	15,437	9.1
Total revenues	$43,773	100%	$52,584	100%	$102,340	100%	$170,300	100%

Geographic revenue information is based on the location to which we ship the customer product. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, if the product is shipped to an address in South Korea it is reflected in the revenue for Asia Pacific.

The increase in Japan for the three and nine months ended September 26, 2009 as compared to the same period in the prior year was primarily due to the increase in our DRAM product sales in the region.  The decrease in revenues in Asia Pacific for the three and nine months ended September 26, 2009 as compared to the same period in the prior year was primarily due to the decrease in our DRAM product sales in the region.  The decrease in revenues in North America for the three and nine months ended September 26, 2009 compared to the same period in the prior year was primarily driven by decreased demand for all our products in this region. Revenue in Europe increased for the three months ended September 26, 2009 primarily due to the increased demand for our Logic products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended				Nine Months Ended
	September 26,		September 27,		September 26,		September 27,
	2009		2008		2009		2008
Elpida Memory (1)	53.0%		15.5%		55.0%		23.4%
Spansion		*		*		*	13.1
Intel Corporation		*		*		*	13.0

(1) Includes Elpida Memory and its consolidated subsidiaries, Rexchip and Tera Probe

* Less than 10% of revenues.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands except percentages)
Gross profit	$7,338	$12,001	$2,333	$35,674
Gross margin	16.8%	22.8%	2.3%	20.9%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and nine months ended September 26, 2009, gross margin declined compared to the same period in the prior year, primarily due to the significant decline in revenue driving lower factory utilization, thereby increasing unit manufacturing costs, combined with declines in average selling prices as well as unfavorable change in product mix from higher margin to lower margin products. This decline was partially mitigated by lower personnel costs as a result of our fiscal 2008 and 2009 global cost reduction plans as well as a decline in inventory write-downs. Inventory provision decreased from $12.3 million or 7.2% of revenues in the first nine months of fiscal 2008 to $5.6 million, or 5.5% of revenues, in the first nine months of fiscal 2009. The higher inventory write-downs in first nine months of fiscal 2008 were associated with deterioration in the DRAM memory segment in that period. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Stock-based compensation included in gross margin was $1.0 million or 2.2% of revenues, and $1.1million, or 2.1% of revenues, in the three months ended September 26, 2009 and September 27, 2008, respectively, and $2.8 million, or 2.7% of revenues and $3.6 million, or 2.1% of revenues for the nine months ended September 26, 2009 and September 27, 2008, respectively. The decline of stock-based compensation, in absolute dollars, was primarily as a result of reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

In the near future, our gross margins will likely continue to be adversely affected by lower levels of product revenues in comparison to the same periods in the prior fiscal year, even though we have taken significant steps to reduce our production levels and operating cost structure. Additionally, we may be required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products. Also, as part of our global regionalization strategy, we continued our efforts to transition back-end manufacturing to Asia in the third quarter of fiscal 2009.  We qualified our back-end manufacturing in Korea during our first quarter of fiscal 2009 and plan to do so in Japan in the fourth quarter of fiscal 2009, followed by Singapore in fiscal 2010. This initiative is intended, in part, to reduce manufacturing cost.  However, as we go through our ramp up of new technologies over the coming quarters, we will see associated costs related to the transition before we more fully experience the benefits of lower manufacturing costs by the second half of fiscal 2010.

Research and Development

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands except percentages)
Research and development	$13,775	$17,079	$41,823	$49,288
% of revenues	31.5%	32.4%	40.9%	28.9%

Research and development expenses decreased in absolute dollars for the three and nine months ended September 26, 2009 compared to the same period in the prior year primarily due to a decrease in certain new technology product development related costs, personnel costs and depreciation, facilities and information technology allocations. For the three and nine months ended September 26, 2009, personnel costs decreased $2.3 million and $5.4 million, respectively, primarily due to reductions in headcount as a result of our global reorganization plans, expenses related to new technology and product development decreased $0.6 million in both periods, and depreciation and facilities and information technology allocations decreased $0.2 million and $1.0 million, respectively, primarily due to the implementation of corporate cost reduction initiatives. Stock-based compensation included within research and development was $0.9 million for the three months ended September 26, 2009 compared to $1.1 million for the three months ended September 27, 2008, and $3.3 million for the first nine months of fiscal 2009 as compared to $3.8 million for the nine months of fiscal 2008. The decline in stock-based compensation in absolute dollars was primarily due to reductions in headcount resulting from the 2008 and 2009 global cost reduction plans.

As a percent of revenues, research and development expenses declined slightly during the three months ended September 26, 2009 as compared to the comparable period in the prior year. This was because the decline in research and development expenses in absolute dollars was slightly more than the decline in revenues in absolute dollars for the comparable period. As a percent of revenues, research and development expenses increased during the nine months ended September 26, 2009 as compared to the comparable periods in the prior year, primarily due to the declining revenue base.

We are continuing our strategic investments in research and development, including the development of our next generation parallelism architecture and products, fine pitch memory and Logic products, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands except percentages)
Selling, general and administrative	$17,366	$23,675	$61,939	$69,038
% of revenues	39.7%	45.0%	60.5%	40.5%

Selling, general and administrative expenses decreased in absolute dollars for the three and nine months ended September 26, 2009 compared to the same period in the prior year primarily due to a decrease in personnel-related costs and other discretionary spending. For the three and nine months ended September 26, 2009, personnel related costs decreased by approximately $3.2 million and $7.9 million, respectively, primarily due to the work force reductions. Other discretionary spending decreased by $0.3 million and $1.3 million, respectively, due to the newly implemented corporate cost reduction initiatives.  Outside legal and other professional fees decreased by $2.6 million in the three months ended September 26, 2009 and by $2.3 million in the nine months ended September 26, 2009, as compared to the comparable periods in the prior year. The decrease in legal fees for the three and nine months ended September 26, 2009 was primarily due to the scheduling of the International Trade Commission hearing on the investigation (337-TA-621) of two of our competitors which arose out of our complaint filed in late 2007. The decrease for the three and nine months ended September 26, 2009 reflects that the majority of the fees and costs related to the hearing and post hearing activities were completed by the end of the first quarter of fiscal 2009. In comparison, in the third quarter of fiscal 2008, we were engaged in active discovery activities.

Additionally, we recorded a provision for doubtful accounts of $109,000 in the three months ended September 26, 2009. There was no provision for doubtful accounts in the three months ended September 27, 2008. Provision for doubtful accounts was $5.0 million in the nine months ended September 26, 2009 compared to $0.5 million in the comparable period in the prior year. We recorded a provision for doubtful debts primarily due to the heightened risk of non-payment of accounts receivable by certain customers facing financial difficulty. In addition, stock-based compensation included within selling, general and administrative expense was $2.6 million and $10.2 million for the three and nine months ended September 26, 2009, compared to $2.9 million and $9.8 million for the three and nine months ended September 27, 2008. The decrease in stock-based compensation for the three months ended September 26, 2009 was due to reductions in headcount as a result of our 2008 and 2009 global cost reduction plans The increase in stock-based compensation for the nine months ended September 26, 2009 was due to an option modification compensation expense of $2.5 million in connection with the retirement of Dr. Igor Y. Khandros, our founder and former executive chairman of our board of directors in May 2009, offset in part by a decrease due to reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

As a percent of revenues, selling, general and administrative expenses declined during the three months ended September 26, 2009 as compared to the comparable period in the prior year. This was primarily because the decline in selling, general and administrative expenses in absolute dollars was more than the decline in revenues in absolute dollars for the comparable period. As a percent of revenue, selling, general and administrative expenses increased in nine months ended September 26, 2009 as compared to the comparable period in the prior year, primarily due to the declining revenue base.

Restructuring Charges

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands except percentages)
Restructuring charges	$—	$141	$7,943	$8,684
% of revenues	—%	0.3%	7.8%	5.1%

In the first quarter of fiscal 2009, we implemented the Q1 2009 Restructuring Plan that included reducing our global workforce by 22%. The Q1 2009 Restructuring Plan extended the cost reduction plans implemented during fiscal 2008 and impacted employees across all functions of the organization. We recorded $7.7 million in relation to the Q1 2009 Restructuring Plan in the first quarter of fiscal 2009 and $0.3 million in relation to the Q1 2009 Restructuring Plan in the second quarter of fiscal 2009. The plan consisted primarily of involuntary employee terminations and benefit costs and write-down of certain assets taken out of service.  During the three and nine months ended September 26, 2009, we paid $1.1 million and $7.2 million of severance and benefits related to the Q1 Restructuring 2009 Plan. We anticipate that the remainder of the employee-related charges resulting from the cost reduction plan implemented in the first quarter of fiscal 2009 will be paid within the next six months. We expect to realize a quarterly cost savings of approximately $3.4 million as a result of the actions taken in the first quarter of fiscal 2009 related to this plan.

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

Interest Income and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands except percentages)
Interest income	$694	$2,805	$2,571	$10,808
% of revenue	1.6%	5.3%	2.5%	6.4%

Other income (expense)	$(415)	$263	$(920)	$404
% of revenues	(0.9)%	0.5%	(0.9)%	0.2%

The decrease in interest income on cash, cash equivalents and marketable securities for the three and nine months ended September 26, 2009 was primarily a result of lower interest yields as compared to the comparable periods in the prior year as well as lower average balances. Weighted average yields for the three months ended September 26, 2009 and September 27, 2008 were 0.69% and 2.12%, respectively and weighted average yields for the nine months ended September 26, 2009 and September 27, 2008 were 0.73% and 2.58%, respectively. Cash, cash equivalents, restricted cash and marketable securities were $463.3 million at September 26, 2009 compared to $536.1 million at September 27, 2008. Other income (expense) for the three and nine months ended September 26, 2009 was mainly comprised of bank fees and foreign currency losses primarily related to Japanese Yen offset by net realized gains related to the sale of investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$377	$(11,785)	$19,969	$(29,463)
Effective tax rate	1.6%	(45.6)%	18.5%	(36.8)%

During the three months ended September 26, 2009 and September 27, 2008, the Company recorded an income tax provision of $0.4 million and an income tax benefit of $11.8 million, respectively.  During the nine months ended September 26, 2009 and September 27, 2008, the Company recorded an income tax provision of $20.0 million and an income tax benefit of $29.5 million, respectively.  The Company’s income tax provision for the three months ended September 26, 2009 is primarily related to income taxes of the Company’s non U.S. operations.  The income tax provision for the nine months ended September 26, 2009 is primarily related to the Company recording a valuation allowance covering substantially all of the Company’s U.S. deferred tax assets at the end of the second quarter of fiscal 2009 of $44.7 million.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods.  We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  At the end of the second quarter of fiscal 2009, changes in previously anticipated expectations necessitated a valuation allowance against the excess tax benefits to be recognized in that quarter and prior quarters since they are no longer more likely than not realizable.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided it can generate sufficient future taxable income.

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

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest expense of $40,000 and $56,000 and for the three months ended September 26, 2009 and September 27, 2008, respectively, and $170,000 and $305,000 for the nine months ended September 26, 2009 and September 27, 2008, respectively. As of September 26, 2009, the Company had approximately $483,000 of interest and zero penalties related to uncertain tax positions.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of September 26, 2009, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

We and our subsidiaries file income tax returns in the U.S. Federal jurisdiction, various U.S. states and non-U.S. jurisdictions. We are currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005.

Liquidity and Capital Resources

(Dollars in thousands)	September 26, 2009	Change	December 27, 2008
Working capital	$510,634	(11.5)%	$576,754
Cash and cash equivalents and marketable securities	462,607	(11.5)	522,894

Working capital: The decrease in working capital in the nine months ended September 26, 2009 was primarily due to a decrease in our cash, cash equivalents and marketable securities balances due to use of cash for operating and investing activities, a decrease in deferred tax assets due to the establishment of a valuation allowance in the second quarter of fiscal 2009, and an increase in deferred revenue due to lengthening of payment terms for certain customers. This was offset in part by decreases in accounts payable and accrued liabilities and an increase in accounts receivable due to lengthening of payment terms for certain customers.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds, U.S. government securities and commercial paper that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $14.1 million held by our foreign subsidiaries as of September 26, 2009.

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, was 116 days at September 26, 2009 compared with 87 days at December 27, 2008. Our DSO calculation is based on gross accounts receivable, including accounts receivable for amounts in deferred revenue, net of allowance for doubtful accounts. The increase in DSO is primarily due to the shift to longer payment terms for several customers.  Additionally, with the continuing challenges in the semiconductor market, one customer which is in cash preservation mode is extending payments past original due dates.

	Nine Months Ended
(Dollars in thousands)	September 26, 2009	Change	September 27, 2008
Cash used in operating activities	$(52,504)	279%	$(13,857)
Cash provided by (used in) investing activities	(143,212)	(219)	120,494
Cash provided by financing activities	7,627	28	5,944

Cash flows from operating activities: Net cash used in operating activities for the nine months ended September 26, 2009 was primarily driven by the operating loss offset in part by non-cash charges.

The net change in operating assets and liabilities for the nine months ended September 26, 2009 consisted primarily of the increase in gross accounts receivable due to a shift to longer payment terms for certain customers and a one of our customers extending payments past its original due date, decrease in refundable income taxes due to the receipt of a federal income tax refund of $29.0 million in March 2009, a decrease in prepaid expenses due to the receipt of a consumption tax refund of $3.4 million and a decrease in other assets due to the receipt of $6.7 million related to the termination of a prepaid land lease agreement in Singapore, offset by the decrease in accounts payable and accrued liabilities.

Cash flows from investing activities: The cash flows used in investing activities for the nine months ended September 26, 2009 primarily relate to the purchase of marketable securities,  net of receipts from the sales and maturities thereof as well as cash used for capital expenditures in support of information technology system upgrades and new product technology. Cash flows used in investing activities for the nine months ended September 26, 2009 also included $1.7 million of consideration paid for the purchase of manufacturing and testing equipment and technology assets from Electroglas (See Note 19 — Subsequent Events).

We carefully monitor our investments to minimize risks and have not experienced other-than-temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets.

Cash flows from financing activities: The cash flows provided by financing activities for the nine months ended September 26, 2009 are primarily due to $3.6 million received from the January 2009 and July 2009 purchases under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $3.5 million.

Our cash, cash equivalents and marketable securities declined in the third quarter of fiscal 2009. Given the uncertainty in the global economy and the downturn in the semiconductor industry coupled with the decrease in demand for our products, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. We are also considering establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the fourth quarter of fiscal 2009.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 26, 2009, we were not involved in any such off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

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

The ongoing global economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.

The ongoing financial crisis and resulting global economic downturn could continue to adversely affect our business.  Our customers could continue to curtail capital expenditures and to defer adoption of emerging technologies in response to slow demand for consumer and other products incorporating devices tested with our wafer probe cards.  A protracted downturn could cause customers to file for bankruptcy protection or insolvency proceeding, as occurred in 2009 with our customers Spansion and Qimonda, resulting in our loss of revenue.  In the current economic environment, many customers are seeking extended payment terms, which could impact their payment histories and result in our deferring of revenue.  We have also, on a one time basis agreed to further extended payment terms on a material purchase order, which could increase our potential bad debt exposure.

We may experience the insolvency of key suppliers, leading to delays in the development and shipment of our products, increased expense and loss of revenue.  We may also experience increased impairment charges due to decline in the fair values of marketable debt securities.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us, or delays or extends payment for our products past their original due dates.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. One customer accounted for 53.0% of our revenues in the quarter ended September 26, 2009, and our ten largest customers accounted for 90.7% of our revenues. In the first quarter of fiscal 2009, fewer than ten customers accounted for all of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. As a result of the ongoing global economic and semiconductor industry downturns, we have experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a prolonged or another downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. In the current global economic and semiconductor industry downturns, we are more exposed to this non-payment risk because of concerns regarding the financial viability of certain semiconductor manufacturers. For example, in the first quarter of fiscal 2009, we recorded a $5.2 million pre-tax expense to increase our allowance for doubtful accounts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers. Additionally, on February 20, 2009, we filed a complaint in a California state superior court against Spansion, LLC in which we are seeking, among other things, payment of approximately $8.1 million for probe cards purchased by and delivered to Spansion; the action was stayed by Spansion LLC’s filing for bankruptcy protection in the United States.  In addition, our customers could delay payment for our products past their original due dates, or in light of a customer’s financial condition, we may agree to extend the customer’s payment terms for our products. In the current global economic and semiconductor industry downturns, we are more exposed to our customers delaying or extending payment for our products past their original due dates. For example, days sales outstanding from receivables, or DSO, was 116 days at September 26, 2009 compared with 87 days at December 27, 2008. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue for such products and defer recognizing revenue for other sales of product to the same customer in the future. We may be unable to recognize revenue, our financial condition and liquidity could be impacted, and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this down turn.  It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future.  Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including an ongoing proceeding against two competitors before the International Trade Commission, or ITC. The ITC administrative law judge issued a decision, or initial determination, on June 29, 2009, which did not find infringement of our asserted claims under the four U.S. patents at issue and therefore, did not find a violation of Section 337 of the Tariff Act of 1930. On September 14, 2009, the ITC issued a notice providing that it would review part of the Initial Determination, but the only infringement finding to be reviewed is Phicom’s infringement of one of the asserted patents. We may not obtain a favorable ruling from the ITC.  In certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers’ testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers’ transitions to 70 and below nanometer technology nodes, to one gigabit density devices, to Double Data Rate II, or DDR II, architecture devices, and to Double Data Rate III, or DDR III, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features. For example, in October 2009, we acquired certain intellectual property rights and other technology assets related to precision motion control automation from Electroglas, a company under Chapter 11 bankruptcy protection, which had been an important technology partner in the development of certain manufacturing equipment for future products. However, it is unclear whether we will be able to proceed with the development effort on the same timeline and any delay in the timeline could negatively impact our financial results. It is possible that our internal development efforts and engagements with third parties regarding the development of manufacturing equipment having similar functionality may have a lengthy bring-up time and negatively impact our ability to complete new products and realize revenue from those products.

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

If the Company does not execute planned cost reduction measures timely and successfully, the Company may not meet certain operational goals and it could result in the Company incurring total costs and expenses that are greater than expected.

The Company has implemented cost reduction measures over the last few years and is continuing to implement such measures in an effort to improve the Company’s expense structure. Such actions have included workforce reductions, the movement of certain manufacturing activities to geographic areas that are closer to the Company’s customers, the bring-up of a shared service center, the consolidation of manufacturing capacity, and the centralization of support functions to regional and global shared service centers. The Company expects to realize cost savings in the future through these actions and may announce future actions to further improve its operating expenses. The risks associated with these actions include potential delays in their implementation, increased shorter term costs associated with such actions, such as the need to provide internal training and resources as certain activities are moved from one location to a different location and the need to retain duplicative capabilities; the failure to meet operational targets due to, for example, unplanned departures of employees and excessive training requirements, which could result in the Company incurring greater than anticipated operating expenses and, consequently, overall lower operating results.

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in the first and second quarters of fiscal 2008 and the first quarter of fiscal 2009. If the current challenging economic conditions persist, we may implement additional cost-reduction actions, which would require us to take additional, potentially material, restructuring charges related to, among other things, employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets with estimable useful lives are amortized over their respective estimated useful lives using the straight-line method, and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Declines in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

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

Our 2002 Equity Incentive Plan and 2002 Employee Stock Purchase Plan have evergreen provisions that automatically increase the number of shares available for issuance under these plans each year without stockholder approval. Specifically, our 2002 Equity Incentive Plan’s evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 5% of the total amount of the company’s outstanding common stock as of December 31st of the prior year, and our 2002 Employee Stock Purchase Plan’s evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 1% of the total amount of the company’s outstanding common stock as of December 31st of the prior year. These evergreen provisions, which have a compounding effect, have been in place since the adoption of the plans in 2003. In 2009, these evergreen provisions added 2,453,115 shares to the 2002 Equity Incentive Plan and 490,623 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2009. In 2008, these evergreen provisions added 2,432,112 shares to the 2002 Equity Incentive Plan and 486,422 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2008, and we had 49,062,308 shares of common stock outstanding on December 27, 2008. In 2007, these evergreen provisions added 2,343,067 shares to the 2002 Equity Incentive Plan and 468,613 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2007, and we had 48,642,258 shares of common stock outstanding on December 29, 2007. In 2006, these evergreen provisions added 2,011,834 shares to the 2002 Equity Incentive Plan and 402,366 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2006, and we had 46,861,334 shares of common stock outstanding on December 30, 2006. In 2005, these evergreen provisions added 1,944,281 shares to the 2002 Equity Incentive Plan and 388,856 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2005, and we had 40,236,686 shares of common stock outstanding on December 31, 2005. In 2004, these evergreen provisions added 1,840,502 shares to the 2002 Equity Incentive Plan and 368,100 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2004, and we had 38,885,637 shares of common stock outstanding on December 25, 2004. Since the adoption of the plans, we have added 13,024,911 shares to the 2002 Equity Incentive Plan and 2,604,980 shares under the 2002 Employee Stock Purchase Plan. Due to the annual increase in the amount of shares available for issuance under these equity plans and to the extent that we issue these shares and they become outstanding, you will continue to experience dilution.  While the equity plans are in effect, it is more likely that due to the plans’ evergreen provision, we will not ask our stockholders to approve or disapprove further additions to the plans.  In addition, while the equity plans are in effect, it is more likely that due to the plans’ evergreen provisions, we will not ask our stockholders to approve or disapprove the adoption of any new equity plans.

Item 5. Other Matters

In our third quarter earning release, included in our Form 8-K filed on October 28, 2009, we disclosed non-GAAP net loss of $20.9 million, or $0.42 per share, for the three months ended September 26, 2009.  The non-GAAP net loss figures excluded the effect of stock-based compensation, including the tax benefit of such expense, but did not reflect that a corresponding valuation allowance was established for the tax benefit.  As a result, non-GAAP net loss should have been reported as $19.4 million, or $0.39 per share.

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

Date: November 5, 2009

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