Form 10-Q
period 2010-03-27
FORMFACTOR INC
filed 2010-05-06
CIK 1039399

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

As of April 30, 2010, 50,002,619 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009
Revenues	$39,666	$27,369
Cost of revenues	41,994	31,048
Gross loss	(2,328)	(3,679)
Operating expenses:
Research and development	15,091	14,110
Selling, general and administrative	17,867	26,310
Restructuring	3,550	7,679
Total operating expenses	36,508	48,099
Operating loss	(38,836)	(51,778)
Interest income	775	1,115
Other income (expense), net	117	(416)
Loss before income taxes	(37,944)	(51,079)
Provision for (benefit from) income taxes	240	(13,136)
Net loss	$(38,184)	$(37,943)
Net loss per share:
Basic	$(0.77)	$(0.77)
Diluted	$(0.77)	$(0.77)
Weighted-average number of shares used in per share calculations:
Basic	49,890	49,201
Diluted	49,890	49,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 27, 2010	December 26, 2009
	(In thousands, except share and per share amounts) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,978	$122,043
Marketable securities	339,850	327,192
Accounts receivable, net of allowance for doubtful accounts of $9,113 at March 27, 2010 and $9,260 at December 26, 2009, respectively	34,519	29,412
Inventories	31,880	25,548
Deferred tax assets	3,317	3,296
Refundable income taxes	318	26,774
Prepaid expenses and other current assets	12,616	12,346
Total current assets	515,478	546,611
Restricted cash	680	680
Property and equipment, net	97,108	97,758
Deferred tax assets	2,255	2,202
Other assets	8,211	8,717
Total assets	$623,732	$655,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,876	$29,250
Accrued liabilities	21,667	23,417
Income taxes payable	173	481
Deferred revenue	11,557	10,856
Total current liabilities	63,273	64,004
Long-term income taxes payable	6,423	6,423
Deferred rent and other liabilities	5,468	5,626
Deferred tax liability	2,134	2,134
Total liabilities	77,298	78,187
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 27, 2010 and December 26, 2009, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,996,082 and 49,762,008 shares issued and outstanding at March 27, 2010 and December 26, 2009, respectively	51	50
Additional paid-in capital	637,273	630,333
Accumulated other comprehensive income	1,149	1,253
Retained earnings (accumulated deficit)	(92,039)	(53,855)
Total stockholders’ equity	546,434	577,781
Total liabilities and stockholders’ equity	$623,732	$655,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net loss	$(38,184)	$(37,943)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,662	8,113
Stock-based compensation expense	5,258	4,787
Deferred income tax provision (benefit)	(96)	(4,408)
Excess tax benefits from equity based compensation plans	—	(15)
Provision for doubtful accounts receivable	(147)	5,245
Provision for excess and obsolete inventories	1,200	5,062
Loss on disposal of property and equipment	175	144
Non-cash restructuring	—	366
Foreign currency transaction (gains) / losses	332	—
Changes in assets and liabilities:
Accounts receivable	(5,034)	4,020
Inventories	(7,399)	(6,083)
Prepaids and other current assets	(288)	2,570
Refundable income taxes	26,458	18,921
Other assets	—	6,383
Accounts payable	89	(4,355)
Accrued liabilities	(1,478)	(6,559)
Income tax payable	(317)	(834)
Deferred rent	(149)	(128)
Deferred revenues	701	3,956
Net cash used in operating activities	(10,217)	(758)
Cash flows from investing activities:
Acquisition of property and equipment	(7,342)	(4,966)
Purchases of marketable securities	(66,504)	(199,307)
Proceeds from maturities of marketable securities	53,771	53,515
Proceeds from sales of marketable securities	—	2,755
Net cash used in investing activities	(20,075)	(148,003)
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net	1,550	1,791
Excess tax benefits from equity based compensation plans	—	15
Net cash provided by financing activities	1,550	1,806
Effect of exchange rate changes on cash and cash equivalents	(323)	(116)
Net decrease in cash and cash equivalents	(29,065)	(147,071)
Cash and cash equivalents, beginning of period	122,043	337,926
Cash and cash equivalents, end of period	$92,978	$190,855
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$285	$(2,133)
Income taxes paid (refunded), net	$(25,820)	$(27,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 27, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our consolidated operating results and financial position may result.

These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the SEC on February 24, 2010.

Fiscal Year.  We operate on a 52/53 week fiscal year, whereby the year ends on the last Saturday of December. Fiscal 2010 will end on December 25, 2010, and will consist of 52 weeks.

Note 2 —Recent Accounting Pronouncements and Other Reporting Considerations

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Four customers represented 18.6%, 15.3%, 13.0% and 12.1% of total revenues during the three months ended March 27, 2010, and one customer represented 71.0% of total revenues for the three months ended March 28, 2009. No other customer accounted for more than 10% of total revenues in either of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of March 27, 2010, four customers accounted for approximately 18.4%, 16.2%, 14.9%, and 11.8% of gross accounts receivable. At December 26, 2009, three customers accounted for approximately 20.9%, 16.4% and 12.1% of gross accounts receivable.

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned, as well as contract termination costs. The determination of when we accrue for employee termination benefits and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an ongoing benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We record charges related to long-lived assets to be abandoned when the assets cease to be used. We record a liability for contract termination costs that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date.

We recorded restructuring charges of $3.6 million and $7.7 million for the first quarters of fiscal 2010 and 2009, respectively. The restructuring plan implemented in the first quarter of 2010 is discussed in detail below. For a complete discussion of all restructuring actions that were implemented prior to fiscal 2010, please refer to the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed on February 24, 2010.

Restructuring charges of $3.6 million in the first quarter of fiscal 2010 consist of termination benefits related to reductions in work force of approximately 106 full-time positions (the “Q1 2010 Plan”). The Q1 2010 Plan is intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we are moving certain assembly and test operations from our back-end manufacturing processes from Livermore, California to Asia, and are bringing up and plan to qualify our back-end manufacturing operations in Singapore in the third quarter of fiscal 2010.  The activities comprising the reduction in force are expected to be completed by the end of the first quarter of fiscal 2011. We also expect to record further charges of approximately $1.1 million for the Q1 2010 Plan in the second through fourth quarters of fiscal 2010 associated with retention bonuses. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with the reduction in force are expected to be paid out in the first quarter of fiscal 2011.

The activity in the restructuring accrual for the three months ended March 27, 2010 was as follows (in thousands):

	Restructuring
	Employee
	Severance	Property	Contract
	and	and Equipment	Termination
	Benefits	Write-down	and Other	Total
Accrual at December 26, 2009	$973	$—	$76	$1,049
Q1’10 Restructuring charges	3,550	—	—	3,550
Cash payments	(991)	—	—	(991)
Accrual at March 27, 2010	$3,532	$—	$76	$3,608

Restructuring charges are reflected separately as “Restructuring” in the Condensed Consolidated Statements of Operations. The remaining accrual as of March 27, 2010 relates primarily to severance benefits which will be paid by the end of the first quarter of fiscal 2011. As such, the restructuring accrual is recorded as a current liability within “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

Note 5 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis.  We also have a building held for sale in Livermore, California and certain manufacturing equipment held for sale, which are measured at fair value on a non-recurring basis and included within ‘Prepaid expenses and other current assets’ in the accompanying Condensed Consolidated Balance Sheets.

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

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, municipal bonds, agency securities and foreign currency derivatives. The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of March 27, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$73,106	$—	$73,106
Commercial paper	—	7,999	7,999
Marketable securities
U. S. Treasury	—	140,361	140,361
Municipal bonds	—	2,068	2,068
Agency securities	—	192,423	192,423
Commercial paper	—	4,998	4,998
Total	$73,106	$347,849	$420,955

The Level 1 assets consist of our money market fund deposits. The Level 2 assets consist of our available-for-sale investment portfolio, which are valued utilizing a market approach. Our investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgments. Broker’s pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are labeled as Level 2 investments because fair values of these investments are based on similar assets without applying significant judgments. In addition, all of our investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

Assets Measured at Fair Value on a Nonrecurring Basis

The Level 3 assets include a building held for sale in Livermore, California. The building held for sale is classified as Level 3 as we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. The building held for sale was valued at $0.9 million as of March 27, 2010 and December 26, 2009. We also classified certain manufacturing equipment located in Livermore, CA as held for sale as of March 27, 2010. The equipment was classified as Level 3 as we used unobservable inputs in our valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of observable market data on pricing and inherent lack of liquidity. The manufacturing equipment held for sale was valued at $0.4 million at March 27, 2010 and at $0.6 million at December 26, 2009.

Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 6 — Marketable Securities

We classify our marketable debt securities as “available-for-sale”. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded to accumulated other comprehensive income until realized.

Marketable securities at March 27, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$140,067	$325	$(31)	$140,361
Agency Securities	192,315	220	(112)	192,423
Obligations of states and political subdivisions	2,058	10	—	2,068
Commercial Paper	4,998	—	—	4,998
	$339,438	$555	$(143)	$339,850

Marketable securities at December 26, 2009 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$135,061	$300	$(67)	$135,294
Agency Securities	172,670	339	(192)	172,817
Commercial Paper	16,992	—	—	16,992
Obligations of states and political subdivisions	2,071	18	—	2,089
	$326,794	$657	$(259)	$327,192

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of March 27, 2010 and December 26, 2009, respectively.

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized gains on our investments during the three months ended March 27, 2010 were caused primarily by changes in interest rates. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.

We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

Contractual maturities of marketable securities as of March 27, 2010 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$161,029	$161,262
Due after one year to three years	178,409	178,588
	$339,438	$339,850

Realized losses on sales and maturities of marketable securities were immaterial for the three months ended March 27, 2010 and March 28, 2009.

Note 7 — Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in an increase in our net loss.

We recorded a reduction in provision for doubtful debts of $0.1 million in the first quarter of fiscal 2010 primarily due to the payment of accounts receivable that was previously reserved. The allowance for doubtful accounts consisted of the following activity (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009
Beginning balance	$9,260	$4,220
Additions	—	5,246
Deductions	(147)	—
Ending balance	$9,113	$9,466

Note 8 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Provision for estimated excess and obsolete inventories are made based on our management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of our inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write-downs is recognized only when the related inventory has been scrapped or sold.

We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. These factors make inventory valuation adjustments part of our normal recurring cost of revenue. Aggregate inventory write downs were $1.2 million, and $5.1 million for the quarters ended March 27, 2010, and March 28, 2009, respectively. We retain a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we defer the related cost of revenue. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	March 27,	December 26,
	2010	2009
Raw materials	$5,600	$2,405
Work-in-progress	14,590	11,457
Finished goods:
Deferred cost of revenue	7,143	6,097
Manufactured finished goods	4,547	5,589
	$31,880	$25,548

Note 9 — Warranty

We offer warranties on our products, other than certain evaluation and early adopter products that are not offered with warranty.  We also record a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statements of Operations as a cost of revenues.

A reconciliation of the changes in our warranty liability (included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009
Warranty accrual beginning balance	$732	$1,098
Accrual for warranties issued during the period	(396)	172
Settlements made during the period	(29)	(356)
Warranty accrual ending balance	$307	$914

Note 10 — Long Lived Assets

Property and equipment consisted of the following (in thousands):

		Fiscal Years Ended
	Useful Life	March 27,	December 26,
	(in years)	2010	2009
Machinery and equipment	5 to 7	$117,290	$115,938
Computer equipment and software	3 to 5	36,231	34,810
Furniture and fixtures	5	7,287	7,172
Leasehold improvements	1 to 15	75,659	71,816
		236,467	229,736
Less: Accumulated depreciation and amortization		(153,132)	(146,365)
		83,335	83,371
Construction-in-progress		13,773	14,387
		$97,108	$97,758

In October 2009, we completed the acquisition of certain assets from Electroglas, Inc. (“Electroglas”).  The assets acquired included intellectual property assets representing developed technology rights related to precision motion control automation and all of the intellectual property rights of Electroglas, with the exception of certain trademark rights.  Of the total purchase price, $7.8 million was allocated to intellectual property assets, which are included in “Other Assets” in the Condensed Consolidated Balance Sheets.  Prior to this acquisition, we did not have any other intangible assets.

The amortization of the purchased intellectual property assets was $0.5 million for the quarter ended March 27, 2010, of which $0.3 million was charged to cost of revenues and $0.2 million was charged to selling, general and administrative expense. The purchased intellectual property assets had a weighted average amortization period of 3.97 years at March 27, 2010 and the net book value was $6.9 million at March 27, 2010.

Note 11 — Comprehensive loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009
Net loss	$(38,184)	$(37,943)
Unrealized gain/(loss) on investments, net	14	(412)
Cumulative translation adjustments	(118)	(659)
Comprehensive loss	$(38,288)	$(39,014)

Components of accumulated other comprehensive income was as follows (in thousands):

	March 27,	December 26,
	2010	2009
Unrealized gain on marketable securities, net of tax of $299 and $299 at March 27, 2010 and December 26,2009 respectively	$113	$99
Cumulative translation adjustments	1,036	1,154
Accumulated other comprehensive income	$1,149	$1,253

Note 12 — Stockholders’ Equity

Stock Option Plans

We have three equity incentive plans: Incentive Option Plan and Management Incentive Option Plan (together, the “Prior Plans”), and 2002 Equity Incentive Plan (“2002 Plan”), which became effective in June 2002. Upon the effectiveness of the 2002 Plan, we ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, cancelled or terminated Prior Plan shares are transferred to the 2002 Plan.

Stock option activity under the Prior Plans and the 2002 Plan during the three months ended March 27, 2010 is set forth below:

			Weighted
			Average
			Remaining	Aggregate
	Options	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 26, 2009	5,859,820	$26.17
Options granted	—	—
Options exercised	(11,763)	7.98
Options cancelled:
Forfeited	(58,170)	35.67
Expired	(25,094)	37.95
Balances, March 27, 2010	5,764,793	$26.06	3.96	$6,180,392

Vested and expected to vest at March 27, 2010	5,537,128	$26.21	3.90	$6,127,963

Ending Exercisable at March 27, 2010	4,334,903	$25.80	3.63	$5,946,310

There were no options granted during the quarter ended March 27, 2010. The intrinsic value of option exercises during the quarter ended March 27, 2010 was $0.1 million and cash received from stock option exercises during the quarter ended March 27, 2010 was $0.1 million. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Activity of the restricted stock units under the 2002 Plan during the three months ended March 27, 2010 is set forth below:

		Weighted
		Average Grant
	Units	Date Fair Value
Restricted stock units at December 26, 2009	1,491,678	$18.51
Awards granted	48,640	16.58
Awards released	(101,872)	20.18
Awards cancelled	(85,127)	18.18
Restricted stock units at March 27, 2010	1,353,319	$18.33

Note 13 — Stock-Based Compensation

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

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009
Stock-based compensation expense included in:
Cost of revenues	$971	$758
Research and development	1,393	989
Selling, general and administrative	2,894	2,824
Restructuring	—	216
Total stock-based compensation	5,258	4,787
Tax effect on stock-based compensation	—	(1,618)
Total stock-based compensation, net of tax	$5,258	$3,169

Stock Options

No options were granted during the quarter ended March 27, 2010.  The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Stock Options:
Dividend yield	—	—
Expected volatility	—%	56.9%
Risk-free interest rate	—%	1.65%
Expected term (in years)	—	4.75

Employee Stock Purchase Plan

During the three months ended March 27, 2010 and March 28, 2009, 157,961 shares and 154,145 shares, respectively, were issued under the Employee Stock Purchase Plan (“ESPP”). The following assumptions were used in the estimated fair value calculations for the employees’ purchase rights:

Three Months Ended
	March 27,	March 28,
	2010	2009
ESPP:
Dividend yield	—	—
Expected volatility	38.9 - 62.2%	59.3 — 62.2%
Risk-free interest rate	0.15 - 0.48%	0.39 — 0.48%
Expected term (in years)	0.50 - 1.00	0.50 - 1.00

Unrecognized Compensation Costs

At March 27, 2010, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$10,251	1.8
Restricted stock units	15,498	2.5
Employee Stock Purchase Plan	452	0.3
Total unrecognized share-based compensation expense	$26,201

Note 14 — Net Loss per Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted-average number of common shares outstanding for the period. Diluted net (loss) per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the first quarter of fiscal 2010 as well as the first quarter of fiscal 2009 was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) per share follows (in thousands):

	Three Months Ended
	March 27,	March 29,
	2010	2008
Basic net loss per share
Numerator:
Net loss	$(38,184)	$(37,943)
Denominator:
Weighted average common stock outstanding	49,890	49,201
Diluted net loss per share
Numerator:
Net loss	$(38,184)	$(37,943)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,890	49,201
Add stock options, restricted stock units, ESPP, warrants and common stock subject to repurchase	—	—
Weighted average shares used in computing diluted net loss per share	49,890	49,201

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been antidilutive (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009
Options to purchase common stock	4,979	5,781
Restricted stock units	75	46
Employee Stock Purchase Plan	52	50
Total potentially dilutive securities	5,106	5,877

Note 15 — Income Taxes

The income tax provision for the three months ended March 27, 2010 primarily reflects taxes on our non-U.S. operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax benefit for the three months ended March 28, 2009 primarily reflects our realizable tax benefit from loss carrybacks.

For the quarter ended June 27, 2009, we established a valuation allowance of $44.7 million against the excess tax benefits, associated with Federal and state, to reduce them to their estimated net realizable value.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to recent cumulative losses, ability to carryback losses against prior taxable income and lesser weight to projected financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $83,000 and zero penalties and approximately $120,000 and zero penalties for the three months ended March 27, 2010 and March 28, 2009, respectively, and total accrued interest and penalties related to the unrecognized tax benefits was $0.9 million as of March 27, 2010.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of March 27, 2010, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of March 27, 2010.

While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive environmental violation notices and, if received, final resolution of the violations identified by these notices could harm our operations, which may adversely impact our operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others’ sites or the imposition of new cleanup requirements could also harm our operations, thereby adversely impacting our operating results and cash flows.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended March 27, 2010, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources.

Patent Litigation

We initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, with a current operating name of TSC Memsys Corp., here referred to as Phicom, and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively ‘‘Micronics Japan.’’ In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254 and 6,615,485. Also in 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 6,246,247, 6,509,751, 6,624,648, and 7,073,254.  The relief sought in the complaints includes past damages and injunctive relief.

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

In November 2009 in response to a request for review of prior decisions by an ITC Administrative Law Judge, the Commission issued a decision, which is termed a ‘‘final determination,’’ finding certain of FormFactor’s asserted patent claims valid, but not infringed, and other asserted patent claims invalid.  The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the disctrict court action against Micronics has been lifted and we anticipate that the stay in the district court action against Phicom will also be lifted in the next several weeks, in which case both actions will proceed forward.

In addition to the United States litigations, we also initiated actions in Seoul, South Korea against Phicom. In 2004 we filed two actions in Seoul Southern District Court, located in Seoul, South Korea, against Phicom alleging infringement of our Korean Patent Nos. 252,457, 324,064, 278,342 and 399,210. In the action alleging infringement of our Korean Patent Nos. 278,342 and 399,210, the Seoul Southern District Court closed the case after rejecting our petition. We filed an appeal to the Seoul High Court regarding the decisions on our Korean Patent Nos. 278,342 and 399,210, but elected to voluntarily withdraw the appeal. The Seoul Southern District Court also rendered decisions unfavorable to us related to our Korean Patent Nos. 252,457 and 324,064 and the Seoul High Court dismissed our appeals of those decisions. The Seoul High Court decisions are subject to a final appeal to the Korea Supreme Court but we elected not to file such appeals. We also in 2006 filed in the Seoul Central District Court two actions, including a preliminary injunction action, against Phicom alleging infringement of certain claims of our Korea Patent No. 252,457. The Seoul Central District Court did not accept the preliminary injunction action and both actions have been closed.

In response to our initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul Southern District Court infringement actions.  KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005, the Korea Patent Court issued rulings holding invalid certain claims of our Korean Patent Nos. 278,342 and 399,210; and in 2006, issued a ruling holding invalid certain claims of our Korean Patent No. 324,064. We appealed those rulings to the Korea Supreme Court, which affirmed the Korea Patent Court rulings and dismissed our appeals. In 2006, the Korea Patent Court issued a ruling upholding the validity of our Korean Patent No. 252,457. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In June 2008, the Korea Supreme Court reversed the Patent Court ruling, finding invalid certain claims of our Korean Patent No. 252,457 and remanding the case for further trial. We also filed a correction trial with KIPO on certain claims of Korean Patent No. 252,457. KIPO has issued decisions unfavorable to us in both of the actions relating to our Korean Patent No. 252,457, and those actions are now pending before the Korea Patent Court.

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

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of March 27, 2010. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Securities Litigation

On October 31, 2007, a plaintiff filed a purported stockholder class action in the United States District Court for the Northern District of California in which we and certain of our then officers, including one former officer who was a director at the time of filing, are named as defendants under the caption ‘‘Danny McCasland, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.’’ Subsequently, plaintiffs filed two other purported stockholder class actions in the United States District Court for the Northern District of California under the captions ‘‘Yuk Ling Lui, on Behalf of Herself and All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman,’’ and ‘‘Victor Albertazzi, Individually and on Behalf of All Others Similarly Situated v. FormFactor, Inc., Igor Y. Khandros, Ronald C. Foster and Richard M. Freeman.’’ The three actions were consolidated.  The plaintiffs filed these actions following our restatement of our financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. On July 25, 2008, the court granted the defendants’ motion to dismiss the Consolidated Amended Complaint with leave to amend. On August 22, 2008 the designated lead plaintiffs filed a Second Amended Complaint. The Second Amended Complaint again alleged violations of Sections 10(b) and 20(a), and Rule 10b-5 of the Securities Exchange Act of 1934. Plaintiffs sought to recover unspecified monetary damages, equitable relief and attorneys’ fees and costs. On July 14, 2009, the court issued a ruling granting motions to dismiss the Second Amended Complaint without leave to amend. On July 28, 2009, plaintiffs filed a Motion to Alter or Amend the Judgment and to Uphold a Revised, Narrowed Second Amended Complaint. On September 14, 2009, the court issued a ruling denying plaintiffs’ Motion to Alter or Amend the Judgment and to Uphold a Revised, Narrowed Second Amended Complaint. Plaintiffs appealed to the Court of Appeals for the Ninth Circuit the Judgment dismissing the case and the Court’s ruling denying their Motion to Alter or Amend the Judgment, but thereafter determined to withdraw the appeal. Upon motion by the plaintiffs/appellants, the Ninth Circuit dismissed the appeal, with each side bearing its own costs.

No provision was made for the securities litigation because we believe that it is not probable that a liability had been incurred as of March 27, 2010.

Stockholder Derivative Litigation

On November 19, 2007, a plaintiff filed a purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda in which we were named as a nominal defendant and certain of our then directors and then officers were named as defendants under the caption ‘‘John King, Derivatively on Behalf of Nominal Defendant FormFactor, Inc. v. Dr. Igor Y. Khandros, Dr. Homa Bahrami, Dr. Thomas J. Campbell, G. Carl Everett, Jr., Lothar Maier, James A. Prestridge, Harvey A. Wagner, Ronald C. Foster and Richard M. Freeman, and FormFactor, Inc.’’ Subsequently, another plaintiff filed a second purported stockholder derivative action in the Superior Court of the State of California for the County of Alameda under the caption ‘‘Joseph Priestley, Derivatively on Behalf of FormFactor, Inc. v. Igor Y. Khandros,

Mario Ruscev, James A. Prestridge, Thomas J. Campbell, Harvey A. Wagner, G. Carl Everett, Jr., Homa Bahrami, Lothar Maier, William H. Davidow and Joseph R. Bronson, and FormFactor, Inc.’’ The plaintiffs filed these derivative actions following our company’s restatement of its financial statements for the fiscal year ended December 30, 2006, for each of the fiscal quarters for that year, and for the fiscal quarters ended March 31 and June 30, 2007. The plaintiffs alleged that the individual defendants breached their fiduciary duties and violated applicable law by issuing, and permitting our company to issue, materially false and misleading statements regarding our company’s business and financial results prior to the restatements. The plaintiffs sought to recover monetary damages, and attorneys’ fees and costs. Plaintiffs thereafter voluntarily dismissed without prejudice the two derivative actions, which had been consolidated. Although the cases have been dismissed, plaintiffs have the right to re-file the actions in the future. The two derivative actions, which had been consolidated, have been dismissed without prejudice, though two plaintiffs have the right to re-file the actions at some point in the future.

No provision was made for the stockholder derivative litigation because we believe that it is not probable that a liability had been incurred as of March 27, 2010.

Commercial Litigation

On February 20, 2009, we filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company (‘‘Spansion’’), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion’s obligations under a purchase agreement entered into by us and Spansion, has failed to pay us for probe cards that we designed, developed and manufactured pursuant to several purchase orders placed by Spansion with us pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed us $8,094,533 for probe cards delivered by us and not paid for by Spansion. In the complaint, we are seeking (i) payment of at least $8,094,533, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that we believe Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of us over Spansion’s corporate assets and property, (iv) costs and (v) attorney’s fees. Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay our complaint against Spansion. In November 2009, we sold all rights, title and interest in the bankruptcy claim to a third party in exchange for net proceeds of less than full value of the asserted claim.

Indemnification Arrangements

We from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of March 27, 2010.

Substantially all of our indemnities and commitments provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities and commitments because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Our management believes that any liability for these indemnities and commitments would not be material to our accompanying consolidated financial statements.

Note 17 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations in “Other income (expense), net” for both realized and unrealized gains and losses.

As of March 27, 2010, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of March 27, 2010 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	509,321	$5,497
Taiwan Dollar	4,492	141
Korean Won	1,584,462	1,382
Total USD notional amount of outstanding foreign exchange contracts		$7,020

The contracts were entered into on March 26, 2010 and mature on March 30, 2010. There was no change in the value of these contracts as of March 27, 2010. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ending March 27, 2010.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 27, 2010 and March 28, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

Derivatives Not Designated as Hedging	Location of Gain or (Loss) Recognized	Amount of Gain or (Loss) Recognized on Derivatives
Instruments	on Derivatives	March 27, 2010	March 28, 2009

Foreign exchange forward contracts	Other Income (expense), net	$(181)	$2,205

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electronically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric, or in-line, probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology.

We incurred a net loss of $38.2 million in the first quarter of fiscal 2010 as compared to net loss of $37.9 million for the first quarter of fiscal 2009. The net loss for the first quarter of fiscal 2010 includes $3.6 million of pre-tax restructuring charges. Net loss for the first quarter of fiscal 2009 included $7.7 million in pre-tax restructuring charges and $5.2 million in pre-tax provision for bad debts due to the heightened risk of non-payment of certain accounts receivable. The restructuring plan initiated in the first quarter of fiscal 2010 is intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we are moving certain assembly and test operations from our back-end manufacturing processes from Livermore, CA to Asia and are bringing up and plan to qualify our back-end manufacturing operations in Singapore in the third quarter of fiscal 2010.

Our cash, cash equivalents and marketable securities totaled approximately $432.8 million as of March 27, 2010, as compared to $449.2 million at December 26, 2009. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second quarter of fiscal 2010.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, valuation of intangible assets, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and valuation allowance for deferred tax assets and tax liabilities and accruals for other liabilities.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	105.9	113.4
Gross profit	(5.9)	(13.4)
Operating expenses:
Research and development	38.0	51.6
Selling, general and administrative	45.0	96.1
Restructuring charge	9.0	28.1
Total operating expenses	92.0	175.8
Operating loss	(97.9)	(189.2)
Interest income, net	2.0	4.1
Other income (expense)	0.2	(1.5)
Loss before income taxes	(95.7)	(186.6)
Provision for (benefit from) income taxes	0.6	48.0
Net loss	(96.3)%	(138.6)%

Three Months Ended March 27, 2010 and March 28, 2009:

Revenues

	Three Months Ended	Three Months Ended
	March 27,	March 28,
	2010	2009	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$31,768	$23,546	34.9%
Flash	3,460	619	459.0
SoC	4,438	3,204	38.5
Total revenues	$39,666	$27,369	44.9%

Revenues in the three months ended March 27, 2010 increased 44.9%, or $12.3 million, to $39.7 million from $27.4 million in the comparable period a year ago. The increase in revenues for the three months ended March 27, 2010 is primarily due to increased demand for our advanced wafer probe cards caused by an overall improvement in the semiconductor market, and in particular the memory segment.

Our revenues for the three months ended March 27, 2010 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the three months ended March 27, 2010 increased significantly compared to the same period in the prior year, primarily due to the ramp of DDR3 and the introduction of our SmartMatrix products.

Revenues from sales to Flash memory device manufacturers also increased significantly in the three months ended March 27, 2010 compared to the same period in the prior year, with the increase driven by sales in NOR and a significant increase in NAND Flash wafer probe cards, resulting from the recent qualification of TouchMatrix at one of our largest customers.

Revenues from manufacturers of SoC devices increased in the three months ended March 27, 2010 compared to the same period in the prior year, primarily due to the overall upturn in the semiconductor industry which positively impacted revenues from sales of our wafer probe cards. In particular, semiconductor shipments to the automotive industry were significantly higher than a year ago.

Revenue by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended		Three Months Ended
	March 27,	% of	March 28,	% of
	2010	Revenues	2009	Revenues
		(In thousands except percentages)
Taiwan	$14,562	36.7%	$1,166	4.3%
Japan	4,508	11.4	19,866	72.5
Asia Pacific (1)	9,945	25.1	2,075	7.6
North America	8,564	21.6	2,948	10.8
Europe	2,087	5.2	1,314	4.8
Total revenues	$39,666	100.0%	$27,369	100.0%

(1) Includes all countries in the Asia-pacific region except Taiwan and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, certain South Korean customers purchase through their North American subsidiaries and accordingly, if the product is shipped to an address in Europe it is reflected in the revenue for Europe.

The significant increase in Taiwan, Asia Pacific, and North America revenues for the three months ended March 27, 2010 compared to the same period in the prior year was primarily driven by increased demand for our DRAM wafer probe cards in these regions.  The decrease in Japan for the three months ended March 27, 2010 as compared to the same period in the prior year was primarily due to the decrease in our DRAM product sales in the region. Revenue in Europe increased for the three months ended March 27, 2010 due to the increased demand for all of our products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Hynix Semiconductor(1)	18.6%	*
Powerchip	15.3	*
Samsung(2)	13.0	*
Elpida Memory(3)	12.1	71.0%

(1)  Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx

(2)  Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor

(3)  Includes Elpida Memory and its consolidated subsidiaries, Rexchip and Tera Probe for the three months ended March 27, 2010.

* Less than 10% of revenues.

Gross Loss

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Gross loss	$(2,328)	$(3,679)
Gross margin	(5.9)%	(13.4)%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 27, 2010, gross margin improved compared to the same period in the prior year, primarily due to the increase in revenue driving higher factory utilization, thereby reducing unit manufacturing costs, combined with favorable changes in product mix from lower margin to higher margin products. Additionally, inventory provision decreased from $5.1 million or 18.5% of revenues the first quarter of fiscal 2009 to $1.2 million or 3.0% of revenues in the first quarter of fiscal 2010. The higher inventory write-downs in the first quarter of fiscal 2009 were associated with deterioration in the DRAM memory segment in that period. Gross margin for the first three months of fiscal 2010 includes stock-based compensation expense of $1.0 million or 2.4% of revenue compared to $0.8 million, or 2.8% of revenue for the first three months of fiscal 2009.

Our gross margins may continue to be adversely affected if we are required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Research and Development

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Research and development	$15,091	$14,110
% of revenues	38.0%	51.6%

Research and development expenses increased in absolute dollars for the three months ended March 27, 2010 compared to the same period in the prior year primarily due to an increase in personnel costs as well as certain new technology product development related costs. For the three months ended March 27, 2010, personnel costs increased $1.2 million, primarily due to increases in headcount as well as costs of temporary employee incentive programs. Stock-based compensation included within research and development was $1.4 million for the three months ended March 27, 2010 compared to $1.0 million for the three months ended March 28, 2009, with the increase in absolute dollars being primarily due to increase in employee stock awards.

As a percent of revenues, research and development expenses decreased during the three months ended March 27, 2010 compared to the three months ended March 28, 2009 primarily due to the increased revenue base.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Selling, general and administrative	$17,867	$26,310
% of revenues	45.0%	96.1%

Selling, general and administrative expenses decreased in absolute dollars for the three months ended March 27, 2010 compared to the same period in the prior year primarily due to a decrease in outside legal and other professional fees, a decrease in allowance for provision for doubtful accounts , decrease in personnel related costs, and facilities-related costs and depreciation.

Outside legal and other professional fees decreased by $3.4 million primarily due to the scheduling of the International Trade Commission hearing on the investigation (337-TA-621) of two of our competitors, which arose out of our complaint filed in late 2007. The majority of the fees and costs related to the hearing and post hearing activities were incurred by the end of the first quarter of fiscal 2009. Personnel related costs decreased by approximately $0.5 million primarily due to the work force reductions implemented in 2009. Additionally, we recorded a provision for doubtful accounts of $5.2 million in the first quarter of fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers facing financial difficulty. We recorded a reduction in the provision for doubtful accounts of $0.1 million in the first quarter of fiscal 2010 primarily due to the payment of accounts receivable that was previously reserved.

Facilities-related costs and depreciation decreased by $0.6 million in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. In addition, stock-based compensation included within selling, general and administrative expense was $2.9 million for the three months ended March 27, 2010 compared to $2.8 million for three months ended March 28, 2009.

As a percent of revenue, selling, general and administrative expenses decreased in three months ended March 27, 2010 as compared to the three months ended March 28, 2009, primarily due to the increased revenue base alongwith the reduction in expenses discussed above.

Restructuring Charges

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Restructuring charges	$3,550	$7,679
% of revenues	9.0%	28.1%

Restructuring charges of $3.6 million related to the Q1 2010 Plan consist of termination benefits related to reductions in work force of approximately 106 full-time positions. The Q1 2010 Plan is intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. The activities comprising the reduction in force are expected to be completed by the end of the first quarter of fiscal 2011. We also expect to record further charges of approximately $1.1 million for the Q1 2010 Plan in the second through fourth quarters of fiscal 2010 associated with retention bonuses. The amounts we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The charges associated with the Q1 2010

Plan are expected to result in future cash expenditures and are expected to be paid out by the first quarter of fiscal 2011. As such, the restructuring accrual is recorded as a current liability within Accrued Liabilities in the Condensed Consolidated Balance Sheets. We expect to realize quarterly savings, excluding stock-based compensation expense, of approximately $2.4 million commencing in the first quarter of fiscal 2011 as a result of the restructuring actions taken in the first quarter of fiscal 2010.

Restructuring charges are reflected separately as “Restructuring” in the Condensed Consolidated Statements of Operations. During the three months ended March 27, 2010, we paid $1.0 million of severance and benefits of the cost reduction plans implemented in fiscal 2009.

Interest Income and Other Income (Expense), Net

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Interest income	$775	$1,115
% of revenue	2.0%	4.1%

Other income (expense)	$117	$(416)
% of revenues	0.2%	(1.5)%

The decrease in interest income on cash, cash equivalents and marketable securities was primarily a result of lower average balances for the three months ended March 27, 2010 as compared to the three months ended March 28, 2009 as well as lower interest yields. Cash, cash equivalents, restricted cash and marketable securities were $433.5 million at March 27, 2010 compared to $519.3 million at March 28, 2009. Weighted average yields for the three months ended March 27, 2010 and March 28, 2009 were 0.75% and 0.78%, respectively. Other income (expense) for the three months ended March 27, 2010 was mainly comprised of income from the sale of component supplies offset by foreign currency losses primarily related to Japanese Yen.

Provision for (benefit from) Income Taxes

	Three Months Ended
	March 27,	March 28,
	2010	2009
	(In thousands)
Provision for (benefit from) income taxes	$240	$(13,136)
Effective tax rate	0.6%	(25.7)%

The income tax provision for the three months ended March 27, 2010 primarily reflects taxes on our non-U.S. operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax benefit for the three months ended March 28, 2009 primarily reflects our realizable tax benefit from loss carrybacks.

For the quarter ended June, 27 2009, we established a valuation allowance of $44.7 million against the excess tax benefits, associated with Federal and state, to reduce them to their estimated net realizable value.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to recent cumulative losses, ability to carryback losses against prior taxable income and lesser weight to projected financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on derecognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $83,000 and zero penalties and approximately $120,000 and zero penalties for the three months ended March 27, 2010 and March 28, 2009, respectively, and total accrued interest and penalties related to the unrecognized tax benefits was $0.9 million as of March 27, 2010.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of March 27, 2010, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

(Dollars in thousands)	March 27, 2010	Change	December 26, 2009
Working capital	$452,205	(6.3)%	$482,607
Cash, cash equivalents and marketable securities	432,828	(3.7)	449,235

Working capital: The decrease in working capital in the first three months of fiscal 2010 was primarily due to the use of cash for operating activities, a decrease in our refundable income taxes due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset partially by increases in accounts receivable and inventories.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $10.9 million held by our foreign subsidiaries as of March 27, 2010.

Day Sales Outstanding: Days sales outstanding from receivables (“DSO”) was 100 days at March 27, 2010, compared with 103 days at December 26, 2009. DSO remains high due to the fact that certain of our customers continue to be in cash preservation mode and are extending payments past their original due dates.

	Three Months Ended
(Dollars in thousands)	March 27, 2010	Change	March 28, 2009
Cash used in operating activities	$(10,217)	1,247.9%	$(758)
Cash used in investing activities	(20,075)	(86.4)	(148,003)
Cash provided by financing activities	1,550	(14.2)	1,806

Cash flows from operating activities: Net cash used in operating activities was primarily driven by the operating loss of $38.2 million incurred during the first quarter of fiscal 2010 offset in part by non-cash charges consisting of $8.7 million of depreciation and amortization, $1.2 million in reserves for excess and obsolete inventory, and $5.3 million of stock-based compensation.

The net change in operating assets and liabilities for the three months ended March 27, 2010 of $12.6 million consisted primarily of the decrease in refundable income taxes, due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset by an increase in accounts receivable due to higher revenues (as discussed above) as well as an increase in inventories.

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

Cash flows from investing activities: The cash flows used in investing activities primarily relate to net purchases of marketable securities for the three months ended March 27, 2010. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets. In addition, cash was used in the acquisition of property and equipment, primarily from capital expenditures in support of information technology system upgrades and new product technology.

The cash flows used in investing activities primarily relate to purchases of marketable securities for the three months ended March 28, 2009 as well as the acquisition of property and equipment primarily from capital expenditures.

Cash flows provided by financing activities: The cash flows provided by financing activities for the three months ended March 27, 2010 are due to proceeds from purchases under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options.

The cash flows provided by financing activities for the three months ended March 28, 2009 were primarily due to $2.4 million received from the January 2009 purchase under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $0.6 million.

Our cash, cash equivalents and marketable securities declined in the first quarter of fiscal 2010. Given the uncertainty in the global economy and the timing and relative strength and duration of a recovery in the semiconductor industry, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2010.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2010, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009. Our critical accounting policies have not materially changed during the quarter ended March 27, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 26, 2009. Our exposure to market risk has not changed materially since December 26, 2009.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 15 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2009, and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

A slower than anticipated recovery from the recent global economic and semiconductor industry downturns, or any further downturns, could continue to negatively affect our business, results of operations, and financial condition.

The global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations and financial condition. This negative effect could worsen if the economic and semiconductor industry recoveries are slower or weaker than anticipated or further downturns occur. We may experience declines in demand for our probe cards resulting from our customers continuing to conserve cash by cutting production, postponing the implementation of tooling cycles and delaying the ramp of new technology nodes in response to demand for consumer and other products incorporating devices tested with our wafer probe cards. We may experience continued pricing pressure on certain of our products, which may reduce our gross margins. A slower than anticipated recovery or a further downturn could cause additional customers to file for bankruptcy protection as occurred in 2009 with our customers Spansion and Qimonda, resulting in our loss of revenue.  In the current environment, customers are seeking extended payment terms or are delaying payment for our products past their original due dates, which could impact their payment histories resulting in our deferral of revenue and which could increase our potential bad debt exposure.  In fiscal 2009, we recorded a $5.0 million pre-tax expense to increase our allowance for doubtful accounts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers.

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

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Four customers represented 18.6%, 15.3%, 13.0% and 12.1% of total revenues during the three months ended March 27, 2010, and one customer represented 71.0% of total revenues for the three months ended March 28, 2009.  In the first quarter of 2010, our ten largest customers accounted for 79.8% of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have in the more recent past experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, or a weaker than anticipated recovery, or another downturn in the semiconductor industry, from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue, our financial condition and liquidity could be impacted and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future. Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

If we chose not to protect our proprietary rights or fail in our efforts to protect our proprietary rights, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. To date, we have not been successful in our efforts to enforce our proprietary rights in South Korea and in the United States.  As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including two ongoing United States federal district court actions. These district court actions were stayed after our filing of a complaint against two competitors, Phicom Corporation, with a current operating name of TCS Memsys Corp. and here still referred to as Phicom, and Micronics Japan Co., Ltd., and their respective U.S. subsidiaries, before the United States International Trade Commission, or ITC. In November 2009, the ITC issued a final determination, finding certain of FormFactor’s asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The ITC did not find a violation of Section 337 of the Tariff Act of 1930 and terminated its investigation without issuing an exclusionary order against any products. The pending U.S. federal district court infringement actions include patent infringement allegations against Phicom and against Micronics Japan that include FormFactor patents and patent claims that were not at issue before the ITC. The stay has been lifted in the district court proceeding against Micronics Japan and we expect the stay will be lifted in the district court proceeding against Phicom. We may not obtain a favorable ruling in either of these U.S. federal district court actions. In certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources that can meet our volume requirements for such sole source components and materials are not currently available.  Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin.  Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries and poor component quality. In addition, the ability of any of these suppliers to timely provide us with sufficient quality materials would be adversely affected if they are forced to reduce or discontinue operations due to financial difficulties, which is a heightened risk during economic downturns. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products and in situations where suppliers need to increase materially production volumes. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers in certain circumstances would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. If we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

If such sole source suppliers, or any other of our suppliers, are unable to meet our current demand for components and materials, it could impact our ability to timely meet demand for our products, which in turn could impact our business results in the short term, and interfere with our customer relationships in the longer term, resulting in a loss of revenue.

We have recorded significant restructuring, inventory write-off and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2008, fiscal 2009, and fiscal 2010. As we continue to align our operations with our global regionalization plan and with business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line method and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, if any, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

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

FORMFACTOR, INC.

Date: May 6, 2010	By:	/s/ JEAN B. VERNET

Jean B. Vernet
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

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