Form 10-Q
period 2010-06-26
FORMFACTOR INC
filed 2010-08-04
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

As of July 28, 2010, 50,258,462 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Revenues	$57,640	$31,198	$97,306	$58,567
Cost of revenues	54,709	32,524	96,703	63,572
Gross profit (loss)	2,931	(1,326)	603	(5,005)
Operating expenses:
Research and development	15,997	13,938	31,088	28,047
Selling, general and administrative	18,725	18,263	36,592	44,574
Restructuring charges, net	2,513	264	6,063	7,943
Total operating expenses	37,235	32,465	73,743	80,564
Operating loss	(34,304)	(33,791)	(73,140)	(85,569)
Interest income, net	722	762	1,497	1,877
Other income (expense), net	(82)	(89)	35	(505)
Loss before income taxes	(33,664)	(33,118)	(71,608)	(84,197)
Provision for (benefit from) income taxes	200	32,728	440	19,592
Net loss	$(33,864)	$(65,846)	$(72,048)	$(103,789)
Net loss per share:
Basic and Diluted	$(0.68)	$(1.33)	$(1.44)	$(2.11)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,084	49,394	49,989	49,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 26, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$89,076	$122,043
Marketable securities	308,685	327,192
Accounts receivable, net of allowance for doubtful accounts of $8,932 at June 26, 2010 and $9,260 at December 26, 2009, respectively	44,105	29,412
Inventories	35,792	25,548
Deferred tax assets	3,321	3,296
Refundable income taxes	425	26,774
Prepaid expenses and other current assets	14,130	12,346
Total current assets	495,534	546,611
Restricted cash	680	680
Property and equipment, net	96,904	97,758
Deferred tax assets	2,299	2,202
Other assets	8,027	8,717
Total assets	$603,444	$655,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,095	$29,250
Accrued liabilities	32,002	23,417
Income taxes payable	272	481
Deferred revenue	8,648	10,856
Total current liabilities	73,017	64,004
Long-term income taxes payable	6,423	6,423
Deferred rent and other liabilities	4,984	5,626
Deferred tax liability	2,134	2,134
Total liabilities	86,558	78,187
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,258,462 and 49,762,008 shares issued and outstanding at June 26, 2010 and December 26, 2009, respectively	51	50
Additional paid-in capital	641,164	630,333
Accumulated other comprehensive income	1,574	1,253
Retained earnings (accumulated deficit)	(125,903)	(53,855)
Total stockholders’ equity	516,886	577,781
Total liabilities and stockholders’ equity	$603,444	$655,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 26,	June 27,
	2010	2009
Cash flows from operating activities:
Net loss	$(72,048)	$(103,789)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,884	15,995
Amortization (accretion) of investments	222	(6)
Stock-based compensation expense	9,152	11,909
Deferred income tax provision (benefit)	(89)	34,642
Excess tax benefits from equity based compensation plans	—	(437)
Provision for doubtful accounts receivable	(328)	4,931
Provision for excess and obsolete inventories	512	5,818
Loss on disposal and impairment of property and equipment	1,502	144
Non-cash restructuring	1,034	366
Foreign currency transaction (gains) / losses	426	—
Changes in assets and liabilities:
Accounts receivable	(13,976)	(4,976)
Inventories	(10,633)	(5,545)
Prepaids and other current assets	(1,745)	5,858
Refundable income taxes	26,349	14,683
Other assets	(248)	6,389
Accounts payable	1,192	(8,252)
Accrued liabilities	9,043	(8,752)
Income tax payable	(212)	(3,285)
Deferred rent	(652)	(257)
Deferred revenues	(2,205)	4,821
Net cash used in operating activities	(35,820)	(29,743)
Cash flows from investing activities:
Acquisition of property and equipment	(16,484)	(8,753)
Purchases of marketable securities	(145,590)	(287,616)
Proceeds from maturities of marketable securities	155,225	149,430
Proceeds from sales of marketable securities	9,000	18,905
Net cash provided by (used in) investing activities	2,151	(128,034)
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net	1,536	2,565
Excess tax benefits from equity based compensation plans	—	437
Net cash provided by financing activities	1,536	3,002
Effect of exchange rate changes on cash and cash equivalents	(834)	(45)
Net decrease in cash and cash equivalents	(32,967)	(154,820)
Cash and cash equivalents, beginning of period	122,043	337,926
Cash and cash equivalents, end of period	$89,076	$183,106
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$1,026	$(5,065)
Income taxes refunded, net	$(25,625)	$(26,576)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 26, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Reclassifications.  Certain reclassifications have been made to the prior year’s Condensed Consolidated Statement of Cash Flows to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Statements of Operations or Balance Sheets.

Note 2 —Recent Accounting Pronouncements and Other Reporting Considerations

In April 2010, the FASB issued an update to amend the guidance on the milestone method in revenue recognition. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate in research or development transactions. The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting this amendment on our consolidated balance sheets and statement of operations.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2010 did not have a material impact on our financial statements.

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

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Four customers represented 28%, 12%, 12% and 11% of total revenues during the three months ended June 26, 2010, and one customer represented 44% of total revenues for the three months ended June 27, 2009. Three customers represented 22%, 14% and 12% of total revenues during the six months ended June 26, 2010, and one customer represented 56% of total revenues for the six months ended June 27, 2009. No other customer accounted for more than 10% of total revenues in any of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of June 26, 2010, two customers accounted for approximately 30% and 13% of gross accounts receivable. At December 26, 2009, three customers accounted for approximately 21%, 18% and 16% of gross accounts receivable. No other customer accounted for more than 10% of gross accounts receivable in any of these fiscal periods.

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. The determination of when we accrue for employee termination benefits and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We record charges related to long-lived assets to be abandoned when the assets cease to be used. We record a liability for contract termination costs that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date.

We recorded net restructuring charges of $2.5 million and $6.1 million for the three and six months ended June 26, 2010, respectively, and $0.3 million and $7.9 million in the comparable periods of fiscal 2009. The restructuring plans implemented in the first and second quarters of 2010 are discussed below.

In the first quarter of fiscal 2010, we implemented a restructuring plan (the “Q1 2010 Restructuring Plan”) intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we moved certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and qualify our back-end manufacturing operations in Singapore.  As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising the reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.  We recorded $3.6 million and $27,000 in charges for the Q1 2010 Restructuring Plan in the first and second quarter of fiscal 2010, which were all related to severance and related benefits.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, that represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  Additionally, we undertook a further workforce reduction of 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs.  The activities comprising the reduction in force are expected to be substantially completed by the end of the fourth quarter of fiscal 2010.

We recorded $4.9 million in charges for the Q2 2010 Restructuring Plan in the second quarter of fiscal 2010 primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded an impairment charge of approximately $0.9 million, representing the net book value of these assets.  Additionally, in connection with the Q2 2010 Restructuring Plan and related shift of certain operations to Singapore, we have re-evaluated the estimated useful life of certain assets, primarily leasehold improvements, in our Singapore facilities, as discussed in Note 10.

Due to the decisions we made regarding our manufacturing operations in Korea and the expected timing of the qualification of our Singapore back-end manufacturing operations, these Korea manufacturing operations have been moved back to our Livermore location in the second quarter of fiscal 2010, resulting in an increased demand for manufacturing staff in our Livermore location. As a result, management has undertaken a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan.  Additionally, these employees have been informed that if and when the manufacturing line transition occurs we will review our severance and retention packages at that time.  As a result of this rescission plan, as of June 26, 2010, we have reversed the existing accrual for the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date, resulting in a benefit to our statement of operations of $3.3 million.  We expect to have the rescission plan completed by the end of our third fiscal quarter.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with the reduction in force are expected to be paid by the end of the first quarter of fiscal 2011.

The activities in the restructuring accrual for the six months ended June 26, 2010 were as follows (in thousands):

	Employee	Property
	Severance	and	Contract
	and	Equipment	Termination
	Benefits	Impairment	and Other	Total
Accrual at December 26, 2009	$973	$—	$76	$1,049
Charges for Q1 2010 Restructuring Plan	3,550	—	—	3,550
Cash payments	(991)	—	—	(991)
Accrual at March 27, 2010	$3,532	$—	$76	$3,608
Reversal of Charges for Q1 2010 Restructuring Plan booked in Q1’10	(3,282)	—	—	(3,282)
Charges for Q1 2010 Restructuring Plan	27	—	—	27
Charges for Q2 2010 Restructuring Plan	4,910	858	—	5,768
Non-cash settlement	(28)	(858)	—	(886)
Cash payments	(216)	—	—	(216)
Accrual at June 26, 2010	$4,943	$—	$76	$5,019

Restructuring charges are reflected separately as “Restructuring” in the Condensed Consolidated Statements of Operations. The remaining accrual as of June 26, 2010 that relates to severance benefits will be paid out by the end of the first quarter of fiscal 2011. As such, the restructuring accrual is recorded as a current liability within “Accrued liabilities” in the Condensed Consolidated Balance Sheets.

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

•                  Level 2 - Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly.

•                  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, municipal bonds, agency securities and foreign currency derivatives. The following table represents our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of June 26, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$40,696	$—	$40,696
Commercial paper	—	18,998	18,998
Marketable securities
U. S. Treasury	—	119,108	119,108
Municipal bonds	—	206	206
Agency securities	—	181,372	181,372
Commercial paper	—	7,999	7,999
Total	$40,696	$327,683	$368,379

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

Assets Measured at Fair Value on a Nonrecurring Basis

The Level 3 assets include a building and certain manufacturing equipment held for sale in Livermore, California. The building held for sale is classified as Level 3 as we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. The building held for sale was valued at $0.9 million as of June 26, 2010 and December 26, 2009. We also classified certain manufacturing equipment located in Livermore, CA as held for sale as of June 26, 2010. The equipment was classified as Level 3 as we used unobservable inputs in our valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of observable market data on pricing and inherent lack of liquidity. The manufacturing equipment held for sale was valued at $0.5 million at June 26, 2010 and $0.6 million at December 26, 2009.

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

Marketable securities at June 26, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$118,587	$521	$—	$119,108
Agency Securities	181,146	226	—	181,372
Obligations of states and political subdivisions	205	1	—	206
Commercial Paper	7,999	—	—	7,999
	$307,937	$748	$—	$308,685

Marketable securities at December 26, 2009 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$135,061	$300	$(67)	$135,294
Agency Securities	172,670	339	(192)	172,817
Commercial Paper	16,992	—	—	16,992
Obligations of states and political subdivisions	2,071	18	—	2,089
	$326,794	$657	$(259)	$327,192

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of December 26, 2009.

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized gains on our investments during the three and six months ended June 26, 2010 was caused primarily by changes in interest rates. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.

Contractual maturities of marketable securities as of June 26, 2010 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$149,627	$149,845
Due after one year to three years	158,310	158,840
	$307,937	$308,685

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and six months ended June 26, 2010 and June 27, 2009, respectively.

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

We recorded a reduction in provision for doubtful debts of $0.1 million in the first quarter of fiscal 2010 primarily due to the payment of accounts receivable that was previously reserved. In the second quarter of fiscal 2010, we provided additional allowance for doubtful debts of $0.3 million for accounts determined to be uncollectible and a reduction in provision for doubtful debts of $0.5 million due to the receipt of payments for accounts receivable that were previously reserved. The allowance for doubtful accounts consisted of the following activity for the three and six months ended June 26, 2010 (in thousands):

Allowance for Doubtful Accounts Receivable
Balance at December 26, 2009	$9,260
Additions	—
Deductions	(147)
Balance at March 27, 2010	$9,113
Additions	315
Deductions	(496)
Balance at June 26, 2010	$8,932

Note 8 — Inventories

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Provision for estimated excess and obsolete inventories is made based on our management’s analysis of inventory levels and future sales forecasts. Once the value is adjusted, the original cost of our inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write-downs is recognized only when the related inventory has been scrapped or sold.

We design, manufacture and sell a custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes; therefore, material purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. These factors make inventory valuation adjustments part of our normal recurring cost of revenue.  During the three months ended June 26, 2010, we recognized a benefit of $0.7 million which was comprised of a charge of $4.0 million to the inventory provision for the increased level of materials held in excess of actual demand, offset by a reduction of $4.7 million for the revaluation of previously reserved materials. We recorded charges for aggregated inventory write downs of $0.5 million for the six months ended June 26, 2010, and $0.8 million and $5.8 million for the three and six months ended June 27, 2009, respectively. We retain a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we defer the related cost of revenue. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	June 26,	December 26,
	2010	2009
Raw materials	$4,812	$2,405
Work-in-progress	22,565	11,457
Finished goods:
Deferred cost of revenue	3,483	6,097
Manufactured finished goods	4,932	5,589
	$35,792	$25,548

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

A reconciliation of the changes in our warranty liability (included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Warranty accrual beginning balance	$307	$914	$732	$1,098
Accrual for warranties issued during the period	254	(200)	(142)	(28)
Settlements made during the period	(154)	(80)	(183)	(436)
Warranty accrual ending balance	$407	$634	$407	$634

Note 10 — Long Lived Assets

Property and equipment consisted of the following (in thousands):

	Useful Life	June 26,	December 26,
	(in years)	2010	2009
Machinery and equipment	5 to 7	$114,008	$115,938
Computer equipment and software	3 to 5	35,944	34,810
Furniture and fixtures	5	7,192	7,172
Leasehold improvements	1 to 15	75,340	71,816
		232,484	229,736
Less: Accumulated depreciation and amortization		(154,270)	(146,365)
		78,214	83,371
Construction-in-progress		18,690	14,387
		$96,904	$97,758

At June 26, 2010, the net book value of our total intangible assets was $6.5 million, with $7.8 million as the gross amount and $1.3 million as the accumulated amortization. All of our intangible assets were purchased intellectual properties. We recorded $0.4 and $0.9 million amortization expense for our intangible assets for the three and six months ended June 26, 2010, respectively. The purchased intellectual property assets had a weighted average amortization period of 3.8 years at June 26, 2010. The intangible assets are included in “Other Assets” in the Condensed Consolidated Balance Sheets.

During the three months ended June 26, 2010 we wrote off fully depreciated assets with an acquired cost of $4.8 million.  In addition to the impairment of certain assets related to our assembly and test operations in Korea (see Note 4), we recorded an impairment of $1.0 million related to the termination of an on-going project that had been recorded in construction-in-progress.

As discussed in Note 4, in the second quarter of fiscal 2010, we announced the Q2 2010 Restructuring Plan targeted at returning the Company to profitability. As part of this restructuring plan, we are consolidating certain of our manufacturing operations by, among other things, moving the assembly and testing operation from Korea to Singapore. As a result of this planned and on-going expansion of operations in our Singapore location, we re-evaluated our expectation as to whether or not our renewal option for the related lease was reasonably assured.  As a result of this analysis, we have re-evaluated and adjusted the estimated remaining useful life of leasehold improvements in our Singapore facility by approximately five years. In the current quarter, the benefit from the extended remaining useful life of the Singapore facility leasehold improvements was immaterial. We expect the benefit of extending the estimated useful lives of these assets to be $0.7 million for the fiscal year ending December 25, 2010.

During the second quarter of fiscal 2010, we determined that an impairment analysis of our long-lived assets was required due to the combined effect of a sustained decline in the Company’s stock price, a significant change in our business strategy in connection with the Q2 2010 Restructuring Plan and recurring operating losses. Accordingly, management tested the recoverability of its long lived assets in the second quarter of fiscal 2010.

We determined our long-lived asset group to be our consolidated long-lived assets as we have determined that we operate as one reporting unit and segment.  The recoverability of assets to be held and used was measured by comparing the carrying amount of these assets to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As a result of this test, we concluded that the Company’s business is able to fully recover the carrying value of its assets and did not recognize any impairment charges in the second quarter of fiscal 2010.

Note 11 — Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Net loss	$(33,864)	$(65,846)	$(72,048)	$(103,789)
Unrealized gain/(loss) on investments, net	336	(151)	350	(564)
Cumulative translation adjustments	89	359	(29)	(300)
Comprehensive loss	$(33,439)	$(65,638)	$(71,727)	$(104,653)

Components of accumulated other comprehensive income were as follows (in thousands):

	June 26,	December 26,
	2010	2009
Unrealized gain on marketable securities, net of tax of $299 at June 26, 2010 and December 26, 2009, respectively	$449	$99
Cumulative translation adjustments	1,125	1,154
Accumulated other comprehensive income	$1,574	$1,253

Note 12 — Stockholders’ Equity

Stock Option Plans

We have three equity incentive plans: Incentive Option Plan and Management Incentive Option Plan (together, the “Prior Plans”), and 2002 Equity Incentive Plan (the “2002 Plan”), which became effective in June 2002. Upon the effectiveness of the 2002 Plan, we ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, cancelled or terminated Prior Plan shares were transferred to the 2002 Plan.

Stock option activity under the Prior Plans and the 2002 Plan during the six months ended June 26, 2010 is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 26, 2009	5,859,820	$26.17
Options granted	—	—
Options exercised	(11,763)	7.98
Options cancelled:
Forfeited	(58,170)	35.67
Expired	(25,094)	37.95
Balances, March 27, 2010	5,764,793	$26.06	3.96	$6,180,392
Options granted	420,570	14.90
Options exercised	(5,325)	6.87
Options cancelled:
Forfeited	(266,392)	19.66
Expired	(276,688)	29.55
Balances, June 26, 2010	5,636,958	$25.38	3.85	$2,220,585

Vested and expected to vest at June 26, 2010	5,419,362	$25.61	3.77	$2,220,585

Exercisable at June 26, 2010	4,569,506	$26.25	3.42	$2,220,585

The weighted average grant-date fair value of options granted during the quarter ended June 26, 2010 was $6.37 per share. The intrinsic value of option exercises during the three and six months ended June 26, 2010 was $36,000 and $0.2 million. Cash received from stock option exercises during the three and six months ended June 26, 2010 was $37,000 and $0.1 million. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Activity of the restricted stock units under the 2002 Plan during the six months ended June 26, 2010 is set forth below:

		Weighted
		Average Grant Date
	Units	Fair Value
Restricted stock units at December 26, 2009	1,491,678	$18.51
Awards granted	48,640	16.58
Awards released	(101,872)	20.18
Awards cancelled	(85,127)	18.18
Restricted stock units at March 27, 2010	1,353,319	$18.33
Awards granted	631,678	15.39
Awards released	(260,344)	17.89
Awards cancelled	(60,032)	20.36
Restricted stock units at June 26, 2010	1,664,621	$17.21

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

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Cost of revenues	$994	$935	$1,965	$1,693
Research and development	1,963	1,449	3,356	2,438
Selling, general and administrative	937	4,738	3,831	7,562
Restructuring	176	—	176	216
Total stock-based compensation	4,070	7,122	9,328	11,909
Tax effect on stock-based compensation	—	(2,400)	—	(4,018)
Total stock-based compensation, net of tax	$4,070	$4,722	$9,328	$7,891

Stock Options

There were 420,570 options granted during the three months ended June 26, 2010. There were no options granted in the first quarter of fiscal 2010. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Stock Options:
Dividend yield	—	—	—	—
Expected volatility	49.74%	53.3%	49.74%	53.4%
Risk-free interest rate	1.91%	1.68%	1.91%	1.68%
Expected term (in years)	4.47	4.67	4.47	4.67

Employee Stock Purchase Plan

There were no shares issued under the Employee Stock Purchase Plan (“ESPP”) during the three months ended June 26, 2010 and June 27, 2009, respectively. During the six months ended June 26, 2010 and June 27, 2009, 157,961 shares and 154,145 shares, respectively, were issued under the ESPP.

Unrecognized Compensation Costs

At June 26, 2010, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$7,713	1.82
Restricted stock units	18,066	2.67
Employee Stock Purchase Plan	113	0.09
Total unrecognized stock-based compensation expense	$25,892

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for three and six months ended June 26, 2010 and June 27, 2009, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Basic net loss per share
Numerator:
Net loss	$(33,864)	$(65,846)	$(72,048)	$(103,789)
Denominator:
Weighted average common stock outstanding	50,084	49,394	49,989	49,297
Diluted net loss per share
Numerator:
Net loss	$(33,864)	$(65,846)	$(72,048)	$(103,789)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,084	49,394	49,989	49,297
Add stock options, restricted stock units, ESPP, warrants and common stock subject to repurchase	—	—	—	—
Weighted average shares used in computing diluted net loss per share	50,084	49,394	49,989	49,297

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Options to purchase common stock	5,076	5,373	5,134	5,475
Restricted stock units	596	31	88	—
Employee Stock Purchase Plan	174	98	174	98
Total potentially dilutive securities	5,846	5,502	5,396	5,573

Note 15 — Income Taxes

The income tax provision for the three and six months ended June 26, 2010 primarily reflects taxes on our non-U.S. operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax provision for the three and six months ended June 27, 2009 is primarily due to the recognition of a valuation allowance against the Company’s Federal and state deferred tax assets in accordance with the prevailing guidance for accounting for income taxes.

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $46,000 and zero penalties and approximately $0.1 million and zero penalties for the three and six months ended June 26, 2010, respectively.  We recognized interest expense of $10,000 and zero penalties and $0.1 million and zero penalties for the three and six months ended June 27, 2009, respectively.  Related to the unrecognized tax benefits, we have an accrued total interest of $0.9 million and zero penalties as of June 26, 2010.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 26, 2010, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of June 26, 2010.

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

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended June 26, 2010, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources. Litigation, in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

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

In November 2009 in response to a request for review of prior decisions by an ITC Administrative Law Judge, the Commission issued a decision, which is termed a ‘‘final determination,’’ finding certain of our asserted patent claims valid, but not infringed, and other asserted patent claims invalid.  The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Micronics Japan was lifted, and in July 2010 we reached an amicable resolution of the action against Micronics Japan resulting in the dismissal of the patent infringement lawsuit in the United States District Court for the Northern District of California.  The terms and conditions of the settlement agreement are confidential.  The stay in the district court action against Phicom was also lifted and the parties were directed to engage in a non-binding mediation in an attempt to amicable resolve the litigation.  If the matter is not amicably resolved, we anticipate the action will proceed forward.

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

Additionally, one or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office, USPTO, against three of our U.S. patents that were at issue in the ITC investigation. In the USPTO re-examination proceedings, all of the challenged claims have been finally rejected as non-patentable, and we have requested review of those rejections. The foreign actions include proceedings in Korea against two of our Korean patents, and proceedings in Taiwan against four of our Taiwan patents.

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards.  The complaint seeks both injunctive relief and money damages for Micro-Probe’s alleged infringement of our US Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” US Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” US Patent No. 6,965,244 for “High Performance Probe System,” US Patent No. 7,227,371 for “High Performance Probe System,” US Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and US Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also seeks injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. Neither Micro-Probe nor the former employee, nor counsel on their behalf, has made an appearance in court in the action.

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of June 26, 2010. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

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

Indemnification Arrangements

We from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of June 26, 2010.

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

As of June 26, 2010, there were three outstanding foreign exchange forward contracts to sell Japanese Yen and Korean Won and buy Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of June 26, 2010 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	1,260,138	$14,099
Taiwan Dollar	(3,676)	(115)
Korean Won	8,245,552	6,834
Total USD notional amount of outstanding foreign exchange contracts		$20,818

The contracts were entered into on June 25, 2010 and matured on June 29, 2010. There was no change in the value of these contracts as of June 26, 2010. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended June 26, 2010.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and six months ended June 26, 2010 and June 27, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	June 26,	June 27,	June 26,	June 27,
Hedging Instruments	Recognized on Derivatives	2010	2009	2010	2009

Foreign exchange forward contracts	Other Income (expense), net	$(258)	$(792)	$(439)	$1,413

Note 18 — Departure of Executive Officers

We entered into a Separation Agreement on June 6, 2010 (“CEO Separation Agreement”) with Mario Ruscev in connection with his resignation as Chief Executive Officer on May 19, 2010. Under the CEO Separation Agreement, Dr. Ruscev will receive a lump sum severance payment of $690,411, consisting of one year of his current base salary and a prorata portion of his annual bonus, less required payroll deductions and withholdings. In accordance with the CEO Separation Agreement, this amount will be paid in November 2010.  In addition, the vesting of 11,750 restricted stock units and 138,500 stock option awards has been accelerated and Dr. Ruscev will have 12 months to exercise any vested and unexpired outstanding stock options.

We entered into a Separation Agreement on June 1, 2010 (“CFO Separation Agreement”) with Jean Bernard Vernet in connection with his resignation as Chief Financial Officer on May 19, 2010. Under the CFO Separation Agreement, Mr. Vernet is entitled to receive a lump sum severance payment of $162,500, less required payroll deductions and withholdings. This amount was paid in May 2010.  In addition, the vesting of 3,000 restricted stock units and 7,500 stock option awards has been accelerated and Mr. Vernet will have nine months to exercise any vested and unexpired outstanding stock options.

We recorded a net charge of $0.6 million within Selling, General & Administrative expenses in the Condensed Consolidated Statements of Operations, comprised of $0.9 million of severance expenses net of $0.3 million benefits from the stock-based compensation.

We will pay for monthly COBRA premiums for up to six and twelve months, respectively, for Mr. Vernet and Dr. Ruscev, as well as provide reimbursement for reasonable relocation expenses for both Mr. Vernet and Dr. Ruscev. They have signed a general release and waiver of claims in favor of the Company, and continue to be bound by the Company’s employment, confidential information and invention assignment agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009, in our Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our parametric, or in-line, probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology.

We incurred a net loss of $33.9 million in the second quarter of fiscal 2010 as compared to net loss of $65.8 million for the second quarter of fiscal 2009. The net loss for the second quarter of fiscal 2010 includes $2.5 million of pre-tax restructuring charges and $0.6 million of severance costs related to the recent change in executive management, as well as the impairment of certain fixed assets of $1.0 million. The net loss for the second quarter of fiscal 2009 included a $44.7 million valuation allowance recorded against our deferred tax assets. We incurred a net loss of $72.0 million in the first half of fiscal 2010 as compared to net loss of $103.8 million for the first half of fiscal 2009. The net loss for the first half of fiscal 2010 is primarily due to low revenue and margins, $6.1 million of pre-tax restructuring charges, and the impairment of certain fixed assets of $1.0 million. The net loss for the first half of fiscal 2009 is primarily due to the low revenues and margins, the $44.7 million valuation allowance for our deferred tax assets, $7.9 million restructuring charges and the $4.9 million provision for bad debts due to the heightened risk of non-payment of certain accounts receivable.

Our cash, cash equivalents and marketable securities totaled approximately $397.8 million as of June 26, 2010, as compared to $449.2 million at December 26, 2009. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities could further decline in the third quarter of fiscal 2010 and in future fiscal quarters.

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

Restructuring Charges. Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	94.9	104.3	99.4	108.5
Gross profit	5.1	(4.3)	0.6	(8.5)
Operating expenses:
Research and development	27.8	44.7	31.9	47.9
Selling, general and administrative	32.5	58.5	37.6	76.1
Restructuring charges	4.4	0.8	6.2	13.6
Total operating expenses	64.7	104.0	75.7	137.6
Operating loss	(59.6)	(108.3)	(75.1)	(146.1)
Interest income, net	1.3	2.4	1.5	3.2
Other income (expense)	(0.1)	(0.3)	0.0	(0.9)
Loss before income taxes	(58.4)	(106.2)	(73.6)	(143.8)
Provision for (benefit from) income taxes	0.3	104.9	0.5	33.5
Net loss	(58.7)%	(211.1)%	(74.1)%	(177.3)%

Three and Six Months Ended June 26, 2010 and June 27, 2009:

Revenues

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$42,390	$25,267	67.8%	$74,158	$48,813	51.9%
Flash	8,434	1,852	355.4	11,894	2,471	381.3
SoC	6,816	4,079	67.1	11,254	7,283	54.5
Total revenues	$57,640	$31,198	84.8%	$97,306	$58,567	66.1%

Revenues for the three and six months ended June 26, 2010 increased 84.8%, or $26.4 million, and 66.1%, or $38.7 million, compared to the revenues of the comparable periods of the prior year. The increases are primarily due to increased demand for our advanced wafer probe cards caused by an overall improvement in the semiconductor market, and in particular the memory segment.

Our revenues for the three and six months ended June 26, 2010 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment in the three and six months ended June 26, 2010 increased significantly compared to the same periods in the prior year, primarily due to the ramp of DDR3 and the introduction of our SmartMatrix products.

Revenues from sales to Flash memory device manufacturers increased significantly in the three and six months ended June 26, 2010 compared to the same periods in the prior year. The increases were driven by sales in NOR and a significant increase in NAND Flash wafer probe cards, resulting from the recent qualification of TouchMatrix at one of our largest customers.

Revenues from sales to SoC device manufacturers increased in the three and six months ended June 26, 2010 compared to the same periods in the prior year, primarily due to the overall upturn in the semiconductor industry which positively impacted revenues from sales of our wafer probe cards.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 26,	% of	June 27,	% of	June 26,	% of	June 27,	% of
	2010	Revenue	2009	Revenue	2010	Revenue	2009	Revenue
	(In thousands, except percentages)
Taiwan	$22,464	39.0%	$5,869	18.8%	$37,026	38.1%	$7,035	12.0%
Japan	12,333	21.3	14,018	44.9	16,841	17.3	33,884	57.8
North America	11,447	19.9	6,232	20.0	20,011	20.5	9,180	15.7
Asia Pacific (1)	8,828	15.3	3,925	12.6	18,773	19.3	6,000	10.3
Europe	2,568	4.5	1,154	3.7	4,655	4.8	2,468	4.2
Total revenues	$57,640	100.0%	$31,198	100.0%	$97,306	100.0%	$58,567	100.0%

(1) Includes all countries in the Asia Pacific region except Taiwan and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Europe, this sale will be reflected in the revenue for Europe.

The significant increases in Taiwan, Asia Pacific, and North America revenues for the three and six months ended June 26, 2010 compared to the same periods in the prior year were primarily driven by increased demand for our DRAM wafer probe cards in these regions.  The decreases in Japan revenue for the three and six months ended June 26, 2010 compared to the same periods in the prior year were primarily due to the decrease in our DRAM product sales in the region. Revenue in Europe increased for the three and six months ended June 26, 2010 due to the increased demand for all of our products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Elpida Memory(3)	28.1%	43.7%	21.6%	56.4%
Samsung(2)	12.0	*	12.4	*
Inotera	11.8	*	*	*
Hynix Semiconductor(1)	10.5	*	13.8	*

(1)          Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx.

(2)          Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

(3)          Includes Elpida Memory and its consolidated subsidiaries, Rexchip and Tera Probe.

 *              Less than 10% of revenues.

The percentages above reflect customer constellations as of June 26, 2010. Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit (Loss)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Gross profit (loss)	$2,931	$(1,326)	$603	$(5,005)
Gross margin	5.1%	(4.3)%	0.6%	(8.5)%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 26, 2010, gross margin improved compared to the same periods in the prior year, primarily due to the increases in revenue driving higher factory utilization, thereby reducing unit manufacturing costs, combined with favorable changes in product mix from lower margin to higher margin products. In the second quarter of fiscal 2010, we recognized a benefit of $0.7 million, which was comprised of a charge of $4.0 million to the inventory provision for the increased level of materials held in excess of actual demand, offset by a reduction of $4.7 million for the revaluation of previously reserved materials.  In the second quarter of fiscal 2009, we recorded inventory provision charges of $0.8 million. The higher inventory write-downs in the second quarter of fiscal 2009 were associated with deterioration in the DRAM memory segment in that period. Gross margins of the three and six months ended June 26, 2010 included stock-based compensation expense of $1.0 million and $2.0 million. In addition, we recorded $1.0 million loss for the impairment of certain equipment related to the termination of an on-going project in the second quarter of fiscal 2010.  Gross margins of the three and six months ended June 27, 2009 included stock-based compensation expense of $0.9 million and $1.7 million, respectively.

Our gross margins may continue to be adversely affected if we are required to record additional inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development	$15,997	$13,938	$31,088	$28,047
% of revenues	27.8%	44.7%	31.9%	47.9%

Research and development expenses increased in absolute dollars for the three and six months ended June 26, 2010 compared to the same periods in the prior year primarily due to the increase in personnel costs as well as certain new technology product development related costs. For the three and six months ended June 26, 2010, personnel costs increased $3.1 million and $4.3 million from the comparable periods of prior year, primarily due to headcount increases as well as costs of employee incentive programs totaling $1.2 million for the second quarter of fiscal 2010. These increases were partially offset by a reduction in costs associated with certain research and development projects that were determined to be non-strategic activities and terminated in the current quarter. Stock-based compensation included within research and development expenses was $2.0 million and $3.4 million for the three and six months ended June 26, 2010 compared to $1.4 million and $2.5 million for the three and six months ended June 27, 2009, with the increase in absolute dollars being primarily due to the increase in employee stock awards.

As a percent of revenues, research and development expenses decreased during the three and six months ended June 26, 2010 compared to the three and six months ended June 27, 2009 primarily due to the increased revenue base.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Selling, general and administrative	$18,725	$18,263	$36,592	$44,574
% of revenues	32.5%	58.5%	37.6%	76.1%

Selling, general and administrative expenses in absolute dollars for the three months ended June 26, 2010 increased $0.5 million from the comparable period of the prior year.  Selling, general and administrative expenses decreased $8.0 million in absolute dollars for the six months ended June 26, 2010 compared to the same period in the prior year primarily due to a decrease in outside legal and other professional fees, a decrease in allowance for provision for doubtful accounts, decrease in personnel related costs, and facilities-related costs and depreciation.

In the second quarter of fiscal 2010, we recorded expense of $1.4 million for incentive bonus amounts and $1.6 million for outside professional service fees. In connection with the departure of certain executive management of the Company, we recorded $1.0 million of severance costs in the second quarter of fiscal 2010. In the second quarter of fiscal 2009, we did not record any charges for incentive bonus programs or severance packages. Furthermore, professional fees were $0.6 million during the three months ended June 27, 2009. Additionally, there was a $0.5 million increase in costs allocated to selling, general and administrative from other functional expense categories, primarily resulting from increased facilities costs. Stock-based compensation expenses included within selling, general and administrative expense in the Condensed Consolidated Statements of Operations were $0.9 million and $3.8 million for the three and six months ended June 26, 2010 compared to $4.7 and $7.6 million for the comparable periods of the prior year. The decrease in stock-based compensation was primarily due to the fully vesting of the shares that were granted in the first half of fiscal 2006.

As a percent of revenue, selling, general and administrative expenses decreased in three and six months ended June 26, 2010 as compared to the comparable periods of the prior year, primarily due to the increased revenue base along with the reduction in expenses discussed above.

Restructuring Charges

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Restructuring charges	$2,513	$264	$6,063	$7,943
% of revenues	4.4%	0.8%	6.2%	13.6%

We recorded net restructuring charges of $2.5 million and $6.1 million for the three and six months ended June 26, 2010, respectively, and $0.3 million and $7.9 million in the comparable periods of fiscal 2009. The restructuring plans implemented in the first and second quarters of 2010 are discussed below.

In the first quarter of fiscal 2010, we implemented a restructuring  plan (the “Q1 2010 Restructuring Plan”) intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we moved certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and qualify our back-end manufacturing operations in Singapore. As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising the reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.  We recorded $3.6 million and $27,000 in charges for Q1 2010 Restructuring Plan in the first and second quarter of fiscal 2010, which were all related to severance and related benefits.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  Additionally, we undertook a further workforce reduction of 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs.  The activities comprising the reduction in force are expected to be substantially completed by the end of the fourth quarter of fiscal 2010. We expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $2.0 million commencing in the third quarter of fiscal 2010 as a result of the restructuring actions taken in the second quarter of fiscal 2010.

We recorded $4.9 million in charges for the Q2 2010 Restructuring Plan in the second quarter of fiscal 2010 primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.   As a result, we recorded an impairment charge of approximately $0.9 million, representing the net book value of these assets.  Additionally, in connection with the Q2 2010 Restructuring Plan and related shift of certain of our manufacturing operations to Singapore, we have re-evaluated our expectation as to whether or not our renewal option for the related lease was reasonably assured.  As a result of this analysis, we have re-evaluated and adjusted the estimated remaining useful life of certain assets, primarily leasehold improvements, in our Singapore facility by approximately five years. In the current quarter, the benefit from the extended remaining useful life of the Singapore facility leasehold improvements was immaterial.  We expect to realize quarterly savings of approximately $0.3 million commencing in the third quarter of fiscal 2010.

Due to the decisions we made regarding our manufacturing operations in Korea and the expected timing of the qualification of our Singapore back-end manufacturing operations, these Korea manufacturing operations have been moved back to our Livermore location in the second quarter of fiscal 2010, resulting in an increased demand for manufacturing staff in our Livermore location. As a result, management has undertaken a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan.  Additionally, these employees have been informed that if and when the manufacturing line transition occurs we will review our severance and retention packages at that time.  As a result of this rescission plan, as of June 26, 2010 we have reversed the existing accrual for the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date, resulting in a benefit to our statement of operations of $3.3 million.  We expect to have the rescission plan completed by the end of our third fiscal quarter.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. We may incur additional charges for property, plant and equipment write-offs in future quarters.  The cash payments associated with the reduction in force are expected to be paid out by the end of the first quarter of fiscal 2011.

Interest Income and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Interest income	$722	$762	$1,497	$1,877
% of revenue	1.3%	2.4%	1.5%	3.2%

Other income (expense)	$(82)	$(89)	$35	$(505)
% of revenues	(0.1)%	(0.3)%	0.0%	(0.9)%

The decrease in interest income on cash, cash equivalents and marketable securities for the three and six months ended June 26, 2010 as compared with the same periods of the prior year were primarily related to lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $398.4 million at June 26, 2010 compared to $487.5 million at June 27, 2009. Weighted average yields for the three months ended June 26, 2010 and June 27, 2009 were 0.74% and 0.73%, and the weighted average yield for both the six months ended June 26, 2010 and June 27, 2009 was 0.75%.

Other income for the three months and six months ended June 26, 2010 was mainly comprised of income from the sale of component supplies and net realized gains related to the sale of investments offset by foreign currency losses primarily related to Korean Won and Japanese Yen.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$200	$32,728	$440	$19,592
Effective tax rate	0.6%	98.8%	0.6%	23.3%

The income tax provision for the three and six months ended June 26, 2010 primarily reflects taxes on our non-U.S. operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax provision for the three and six months ended June 27, 2009 is primarily due to the recognition of a valuation allowance against the Company’s Federal and state deferred tax assets in accordance with the prevailing guidance for accounting for income taxes.

Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets.  In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence giving greater weight to recent cumulative losses, ability to carry back losses against prior taxable income and lesser weight to projected financial results commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  The valuation allowance is reviewed quarterly and will be maintained until sufficient positive evidence exists to support the reversal of the valuation allowance.  Under current tax laws, this valuation allowance will not limit our ability to utilize Federal and state deferred tax assets provided we can generate sufficient future taxable income.

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $46,000 and zero penalties and approximately $0.1 million and zero penalties for the three and six months ended June 26, 2010, respectively.  We recognized interest expense of $10,000 and zero penalties and $0.1 million and zero penalties for the three and six months ended June 27, 2009, respectively.  Related to the unrecognized tax benefits, we have accrued total interest of $0.9 million and zero penalties as of June 26, 2010.

The amount of income taxes we pay is subject to audit by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 26, 2010, changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

	June 26,	December 26,
	2010	2009	Change
	(In thousands, except percentages)
Working capital	$422,517	$482,607	(12.5)%
Cash, cash equivalents and marketable securities	397,761	449,235	(11.5)

Working capital: The decrease in working capital in the six months ended June 26, 2010 was primarily due to the use of cash for operating activities and a decrease in our refundable income taxes due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset partially by increases in accounts receivable, inventories and accrued liabilities.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. Cash, cash equivalents and marketable securities include $12.4 million held by our foreign subsidiaries as of June 26, 2010.

Days Sales Outstanding: Days sales outstanding from receivables (“DSO”) was 82 days at June 26, 2010, compared with 103 days at December 26, 2009. DSO decreased due to our improved collection efforts and a shift in our sales to customers with shorter payment terms.

	Six Months Ended
	June 26,	June 27,
	2010	2009	Change
	(In thousands, except percentages)
Cash used in operating activities	$(35,820)	$(29,743)	20.4%
Cash provided by (used in) investing activities	2,151	(128,034)	101.7
Cash provided by financing activities	1,536	3,002	(48.8)

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 26, 2010 are primarily driven by the net loss of $72.0 million incurred during the first half of fiscal 2010 offset in part by non-cash charges consisting of $16.9 million of depreciation and amortization, $9.2 million of stock-based compensation and $1.5 million of loss on disposal and impairment of property and equipment. The net change in operating assets and liabilities for the six months ended June 26, 2010 of $6.9 million consisted primarily of the decrease in refundable income taxes, due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset by an increase in accounts receivable due to higher revenues as well as an increase in inventories due to higher sales forecast.

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

Cash flows from investing activities: The cash flows provided by investing activities for the six months ended June 26, 2010 are primarily related to $164.2 million proceeds from maturities and sales of marketable securities offset by purchases of marketable securities totaling $145.6 million and $16.5 million cash used in the acquisition of property and equipment for new product technology. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets.

The cash flows used in investing activities for the six months ended June 27, 2009 were primarily relate to the purchase of marketable securities and cash used for capital expenditures in support of information technology system upgrades and new product technology.

Cash flows provided by financing activities: The cash flows provided by financing activities for the six months ended June 26, 2010 are proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

The cash flows provided by financing activities for the six months ended June 27, 2009 were primarily due to $1.9 million received from the January 2009 purchase under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $0.7 million.

Our cash, cash equivalents and marketable securities declined in the second quarter of fiscal 2010. Given the uncertainty in the global economy and the timing and relative strength and duration of a recovery in the semiconductor industry, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2010.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 26, 2010, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009. Our critical accounting policies have not materially changed during the quarter ended June 26, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 14, 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six of our U.S. patents that cover aspects of FormFactor’s proprietary technology and wafer probe cards.  The complaint seeks both injunctive relief and money damages for Micro-Probe’s alleged infringement of FormFactor’s US Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” US Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” US Patent No. 6,965,244 for “High Performance Probe System,” US Patent No. 7,227,371 for “High Performance Probe System,” US Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and US Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also seeks injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to FormFactor’s confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. Neither Micro-Probe nor the former employee, nor counsel on their behalf, have made an appearance in court in the action.

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2009, our Quarterly Report on Form 10-Q for the quarter ended March 27, 2010, and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us, or delays or extends payment for our products past their original due dates.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Four customers represented 28%, 12%, 12% and 11% of total revenues for the three months ended June 26, 2010. Three customers represented 22%, 14% and 12% of total revenues for the six months ended June 26, 2010.  In the second quarter of 2010, our ten largest customers accounted for 86% of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have in the more recent past experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, or a weaker than anticipated recovery, or another downturn in the semiconductor industry, from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue, our financial condition and liquidity could be impacted and we may incur additional charges for bad debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future. Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including an ongoing United States federal district court action against a competitor, Phicom Corporation, with a current operating name of TCS Memsys Corp.  We have also filed a lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six of our U.S. patents that cover aspects of our proprietary technology and wafer probe cards.  The complaint also seeks injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to FormFactor’s confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. We may not obtain a favorable ruling in this U.S. federal district court action. In certain cases, our competitors have initiated re-examination proceedings in the U.S. Patent and Trademark Office and invalidity proceedings in foreign patent offices against certain of our patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

We have recorded significant restructuring, inventory write-offs and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

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

Our restructuring plan may not properly align our cost structure with our business needs and overall semiconductor industry requirements and may adversely affect our business, financial condition, or operating results.

During the second quarter of 2010, we conducted a reduction in force as part of a company-wide cost reduction plan in order to help focus our resources more strategically towards business needs and industry requirements as part of our global reorganization activities.  We expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $2.0 million commencing in the third quarter of 2010 as a result of these restructuring actions.  If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with bringing up assembly and test operations in Singapore rather than Korea, or with our slowing our transition from Livermore to Singapore of certain back-end manufacturing operations, our business, financial condition, or operating results could be adversely and materially affected. Our business, financial condition and operating results could also be adversely and materially affected if we experience unanticipated inefficiencies as a result of our restructuring activities, such as impaired customer relationships caused by reduced headcount or delay in ramping the manufacture of our SmartMatrix and TouchMatrix products, or our decision to implement an “end of life” plan for our Harmony products, We also cannot assure you that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, part of our restructuring plan involves increased work in building up our Singapore back-end manufacturing operations, which involves numerous risks, including operational business issues such as productivity, efficiency, and quality; geographic, cultural, and communication issues; and information security, intellectual property protection, and other legal issues. Any of these issues could render our restructuring plan ineffective, which could have a materially adverse effect on our business, financial condition, or operating results.

Our efforts to introduce and implement price increases for certain of our products could result in certain customers deciding to not purchase our products, which could negatively impact our business and financial results.

During our second fiscal quarter we issued new pricing guidelines to customers for certain of our products based on our belief that our company pricing strategy and guidelines had fallen below normal industry cost-down trend rates.  We believe that our new pricing guidelines are consistent with normal industry cost learning curves, but certain customers may react negatively to our new pricing and elect to not purchase our products, or to phase out the purchase of our products, in which case our business, financial condition and operating results could be materially and adversely impacted.

Our delay in qualifying our SmartMatrix and TouchMatrix products at certain of our customers could result in the loss of market share at those customers, which could negatively impact our business and financial results.

We are transitioning from our Harmony platform products to our SmartMatrix and TouchMatrix product lines and have notified our customers of our end of life, or EOL, plans for our Harmony products.  Although we believe our new SmartMatrix and TouchMatrix products enable our customers to lower their cost of ownership and we are in, or have completed, the qualification phase of this transition at all our customers, we are late to market with these new products and we do expect to lose market share as we make this product transition.  This share loss is the result of the time required for SmartMatrix and TouchMatrix product qualifications and of our customers’ manufacturing lead times as they move from qualification volumes to full commercial production volumes, which could result in lost opportunities for us and negatively impact our business, financial and operating results.  Because of this market timing, our products are not being used by certain of our customers in their current high volume production runs for certain devices, which could result in our losing follow-on orders for those devices, and could also result in customers electing to continue purchasing wafer probe cards from suppliers other than us to test their future semiconductor devices, which could result in our loss of market share and have a negative impact on our business and financial results.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1+	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	5/25/10	000-50307

10.2+	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	5/25/10	000-50307

10.1+	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	6/7/10	000-50307

10.2+	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	6/7/10	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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

FORMFACTOR, INC.

Date: August 4, 2010	By:	/s/ Richard DeLateur

Richard DeLateur
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.1+	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	5/25/10	000-50307

10.2+	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	5/25/10	000-50307

10.1+	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	6/7/10	000-50307

10.2+	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	6/7/10	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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