Form 10-Q
period 2010-09-25
FORMFACTOR INC
filed 2010-11-03
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of October 27, 2010, 50,552,283 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine months ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009

Revenues	$47,347	$43,773	$144,653	$102,340
Cost of revenues	54,541	35,803	150,244	99,375
Gross profit (loss)	(7,194)	7,970	(5,591)	2,965
Operating expenses:
Research and development	12,825	13,775	43,913	41,823
Selling, general and administrative	16,219	17,366	52,810	61,939
Restructuring charges, net	8,539	—	14,603	7,943
Impairment of long-lived assets	55,402	632	56,401	632
Total operating expenses	92,985	31,773	167,727	112,337
Operating loss	(100,179)	(23,803)	(173,318)	(109,372)
Interest income, net	623	694	2,120	2,571
Other income (expense), net	3,960	(415)	3,995	(920)
Loss before income taxes	(95,596)	(23,524)	(167,203)	(107,721)
Provision for income taxes	231	377	672	19,969
Net loss	$(95,827)	$(23,901)	$(167,875)	$(127,690)
Net loss per share:
Basic and Diluted	$(1.90)	$(0.48)	$(3.35)	$(2.59)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,431	49,582	50,136	49,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 25, 2010	December 26, 2009
ASSETS
Current assets:
Cash and cash equivalents	$118,554	$122,043
Marketable securities	252,916	327,192
Accounts receivable, net of allowance for doubtful accounts of $1,200 at September 25, 2010 and $9,260 at December 26, 2009, respectively	35,927	29,412
Inventories	29,065	25,548
Deferred tax assets	3,329	3,296
Refundable income taxes	417	26,774
Prepaid expenses and other current assets	15,203	12,346
Total current assets	455,411	546,611
Restricted cash	680	680
Property and equipment, net	35,172	97,758
Deferred tax assets	2,429	2,202
Other assets	6,059	8,717
Total assets	$499,751	$655,968
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,738	$29,250
Accrued liabilities	22,517	23,417
Income taxes payable	53	481
Deferred revenue	7,034	10,856
Total current liabilities	57,342	64,004
Long-term income taxes payable	6,423	6,423
Deferred rent and other liabilities	5,836	5,626
Deferred tax liability	2,134	2,134
Total liabilities	71,735	78,187
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,551,828 and 49,762,008 shares issued and outstanding at September 25, 2010 and December 26, 2009, respectively	52	50
Additional paid-in capital	647,533	630,333
Accumulated other comprehensive income	2,161	1,253
Retained earnings (accumulated deficit)	(221,730)	(53,855)
Total stockholders’ equity	428,016	577,781
Total liabilities and stockholders’ equity	$499,751	$655,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net loss	$(167,875)	$(127,690)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,720	24,047
Amortization of investments	340	157
Stock-based compensation expense	13,371	16,412
Deferred income tax provision (benefit)	(87)	37,952
Excess tax benefits from equity based compensation plans	—	(508)
Provision for (benefit from) doubtful accounts receivable	(717)	5,040
Provision for excess and obsolete inventories	6,754	5,639
Impairment of and loss on disposal of long-lived assets	56,845	743
Non-cash restructuring	8,717	366
Gain on release of secured borrowing	(3,481)	—
Foreign currency transaction gains	(206)	(845)
Changes in assets and liabilities:
Accounts receivable	(4,664)	(18,236)
Inventories	(10,221)	(7,971)
Prepaids and other current assets	(2,490)	3,487
Refundable income taxes	26,357	11,582
Other assets	57	6,374
Accounts payable	(2,297)	(1,475)
Accrued liabilities	1,665	(9,038)
Income tax payable	(418)	(3,198)
Deferred rent	(832)	(392)
Deferred revenues	(3,820)	5,050
Net cash used in operating activities	(58,282)	(52,504)
Cash flows from investing activities:
Acquisition of property and equipment	(22,479)	(13,279)
Proceeds from sales of property and equipment	144	201
Purchases of marketable securities	(257,106)	(419,600)
Proceeds from maturities of marketable securities	322,223	259,999
Proceeds from sales of marketable securities	9,000	31,198
Advance payment for acquisition of assets	—	(1,731)
Net cash provided by (used in) investing activities	51,782	(143,212)
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net	3,635	7,119
Excess tax benefits from equity based compensation plans	—	508
Net cash provided by financing activities	3,635	7,627
Effect of exchange rate changes on cash and cash equivalents	(624)	83
Net decrease in cash and cash equivalents	(3,489)	(188,006)
Cash and cash equivalents, beginning of period	122,043	337,926
Cash and cash equivalents, end of period	$118,554	$149,920
Supplemental cash flow disclosures:
Purchases of property and equipment through accounts payable and accruals	$1,375	$(4,897)
Income taxes refunded, net	$25,023	$25,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — Basis of Presentation

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 25, 2010 are not necessarily indicative of the results that may be expected for the year ending December 25, 2010, or for any other period. The balance sheet at December 26, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our consolidated operating results and financial position may result.

These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 26, 2009 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or SEC, on February 24, 2010.

Fiscal year.  We operate on a 52/53 week fiscal year, whereby the year ends on the last Saturday of December. Fiscal 2010 will end on December 25, 2010, and will consist of 52 weeks.

Reclassifications.  Certain reclassifications have been made to the prior year’s Condensed Consolidated Statement of Cash Flows and Statement of Operations to conform to the current year presentation. The reclassifications had no effect on the Condensed Consolidated Balance Sheets.

Out of period adjustments.  During the three months ended September 25, 2010 we recorded an adjustment related to cost of revenues that resulted in $4.1 million of additional expense offset by an income tax benefit of $0.5 million. The adjustment to cost of revenues resulted from an error in the calculation of capitalized manufacturing variances starting in the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The error caused the understatement of cost of revenues and the overstatement of the overhead capitalized in inventory for most quarters. The income tax benefit resulted from higher net losses in 2009 due to higher cost of revenue expenses. We are able to carry back the increase in the 2009 loss to recover more prior year tax payments. Management and the Audit Committee believe that such amounts are not material to current and previously reported financial statements.

Note 2 —Recent Accounting Pronouncements and Other Reporting Considerations

In April 2010, the FASB issued an update to amend the guidance on the milestone method in revenue recognition. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate in research or development transactions. The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

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

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Three customers represented 22%, 17% and 11% of total revenues during the three months ended September 25, 2010, and one customer represented 53% of total revenues for the three months ended September 26, 2009. Three customers represented 22%, 14% and 13% of total revenues during the nine months ended September 25, 2010, and one customer represented 55% of total revenues for the nine months ended September 26, 2009. No other customer accounted for more than 10% of total revenues in any of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of September 25, 2010, three customers accounted for approximately 24%, 16% and 10% of gross accounts receivable. At December 26, 2009, three customers accounted for approximately 21%, 18% and 16% of gross accounts receivable. No other customer accounted for more than 10% of gross accounts receivable in any of these fiscal periods.

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

We recorded net restructuring charges of $8.5 million and $14.6 million for the three and nine months ended September 25, 2010, respectively, and zero and $7.9 million in the comparable periods of fiscal 2009. The restructuring plans implemented in the first three quarters of fiscal 2010 are discussed below.

Q1 2010 Restructuring Plan

In the first quarter of fiscal 2010, we implemented a restructuring plan (the “Q1 2010 Restructuring Plan”) intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we initiated the moving of certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and qualify our back-end manufacturing operations in Singapore.  As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising the reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.

We recorded $29,000 and $3.6 million in charges for the Q1 2010 Restructuring Plan in the three and nine months ended September 25, 2010, which were all related to severance and related benefits.

Q2 2010 Restructuring Plan

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function, and undertaking a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan.  As a result of this rescission plan, as of June 26, 2010, we had reversed $3.3 million of accrual for the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date. As of September 25, 2010, we have completed this rescission plan.

Additionally, we undertook a further workforce reduction of 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs.  The activities comprising the reduction in force are expected to be substantially completed by the end of the fourth quarter of fiscal 2010.

We recorded $4.9 million and $0.2 million in charges for severance and related benefits for the Q2 2010 Restructuring Plan in the second and third quarter of fiscal 2010, respectively. In addition, we recorded $0.9 million and $0.1 million for property and equipment impairments as part of the same restructuring plan in the respective quarters. The impairment charges in the second quarter of fiscal 2010 were related to the impairment of certain equipment and software assets, as discussed in Note 10.  The impairment charges in the third quarter of fiscal 2010 included the impairment of additional equipment in our Korea manufacturing operations for which it was determined to be excess capacity and would no longer be utilized in our operations.

Q3 2010 Restructuring Plan

In the third quarter of fiscal 2010, we announced a restructuring plan (the “Q3 2010 Restructuring Plan”) to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 58 employees at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore will remain in Livermore, and Livermore will continue as the primary manufacturing operating location for the Company. The Company expects that the activities comprising the reduction in force will be substantially completed by the end of the first quarter of fiscal 2011.  In conjunction with the Q3 2010 Restructuring Plan, we also undertook a reduction in force that involved two additional individuals in our Livermore operations.

In conjunction with the Q3 2010 Restructuring Plan, we recorded $1.0 million for the Q3 2010 Restructuring Plan for severance and related benefits and impairment charges of $7.6 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company’s stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 10.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with our various reductions in force are expected to be paid by the end of the first quarter of fiscal 2011.

The activities in the restructuring accrual for the nine months ended September 25, 2010 were as follows (in thousands):

	Employee	Property
	Severance	and	Contract
	and	Equipment	Termination
	Benefits	Impairment	and Other	Total
Accrual at December 26, 2009	$973	$—	$76	$1,049
Charges for Q1 2010 Restructuring Plan	3,550	—	—	3,550
Cash payments	(991)	—	—	(991)
Accrual at March 27, 2010	$3,532	$—	$76	$3,608
Reversal of Charges for Q1 2010 Restructuring Plan booked in Q1’10	(3,282)	—	—	(3,282)
Charges for Q1 2010 Restructuring Plan	27	—	—	27
Charges for Q2 2010 Restructuring Plan	4,910	858	—	5,768
Non-cash settlement	(28)	(858)	—	(886)
Cash payments	(216)	—	—	(216)
Accrual at June 26, 2010	$4,943	$—	$76	$5,019
Charges for Q1 2010 Restructuring Plan	29	—	—	29
Charges for Q2 2010 Restructuring Plan	241	85	—	326
Charges for Q3 2010 Restructuring Plan	975	7,590	—	8,565
Adjustments and non-cash settlements	(434)	(7,675)	(76)	(8,185)
Cash payments	(3,181)	—	—	(3,181)
Accrual at September 25, 2010	$2,573	$—	$—	$2,573

Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations. The remaining accrual as of September 25, 2010 that relates to severance benefits is expected to be paid out by the end of the first quarter of fiscal 2011. As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

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

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

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

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, municipal bonds, agency securities and foreign currency derivatives. The following tables represent our fair value hierarchy for our financial assets (cash equivalents and marketable securities) measured at fair value on a recurring basis as of September 25, 2010 and December 26, 2009 (in thousands):

			Total
	Level 1	Level 2	September 25, 2010
Assets:
Cash equivalents
Money market funds	$73,998	$—	$73,998
U. S. Treasury		6,999	6,999
Commercial paper	—	14,998	14,998
Marketable securities
U. S. Treasury	—	114,075	114,075
Municipal bonds	—	206	206
Agency securities	—	130,656	130,656
Commercial paper	—	7,979	7,979
Total	$73,998	$274,913	$348,911

			Total
	Level 1	Level 2	December 26, 2009
Assets:
Cash equivalents
Money market funds	$100,145	$—	$100,145
U. S. Treasury	—	—	—
Commercial paper	—	5,000	5,000
Marketable securities
U. S. Treasury	—	135,294	135,294
Municipal bonds	—	2,089	2,089
Agency securities	—	172,817	172,817
Commercial paper	—	16,992	16,992
Total	$100,145	$332,192	$432,337

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis as of September 25, 2010 (in thousands):

				Total Gains (Losses)
	Level 2	Level 3	Total	Three Months Ended September 25, 2010	Nine Months Ended September 25, 2010
Long-lived assets held and used	$38,042	$—	$38,042	$(52,021)	$(52,021)
Long-lived assets held for sale	1,183	418	1,601	(940)	(940)
Total	$39,225	$418	$39,643	$(52,961)	$(52,961)

In conjunction with our enterprise-wide asset impairment analysis performed in the current quarter, long-lived assets held and used with a carrying amount of $90.0 million were written down to their estimated fair value of $38.0 million in accordance with the provisions for the impairment or disposal of long-lived assets. The total impairment charge of $52.0 million was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statement of Operations for the quarter ended September 25, 2010.  See Note 10 for additional information.

At the end of fiscal 2009, we had a building and certain manufacturing equipment held for sale in Livermore, California, which were classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. During the three months ended September 25, 2010, we determined that the carrying amount of the building that is held for sale exceeded its estimated fair value. In accordance with the provisions for the impairment or disposal of long-lived assets, this building held for sale was written down to its estimated fair value, less estimated costs to sell, of $0.8 million, resulting in a loss of $0.1 million, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statement of Operations for the quarter ended September 25, 2010. As of September 25, 2010 and December 26, 2009, this building held for sale was carried at $0.8 million and $0.9 million, respectively. Because the updated estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of the Company, we transferred this building from Level 3 to Level 2 during the quarter ended September 25, 2010.

In addition to the manufacturing equipment in Livermore that had been previously identified as held for sale, during the quarter ended September 25, 2010 we identified certain furniture and fixtures that were determined to be held for sale.  In accordance with the provisions for the impairment or disposal of long-lived assets, these furniture and fixtures were written down to their estimated fair value, less estimated costs to sell, resulting in a loss of $0.2 million, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statement of Operations for the quarter ended September 25, 2010.  As of September 25, 2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.

During the quarter ended September 25, 2010, in conjunction with the Q3 2010 Restructuring Plan, manufacturing equipment at our Singapore facility with a carrying amount of $1.0 million was determined to be held for sale. In accordance with the provisions for the impairment or disposal of long-lived assets, this equipment held for sale was written down to its estimated fair value of $0.4 million, less estimated costs to sell, resulting in a loss of $0.6 million, which was included in ‘Restructuring charges, net’ in the Condensed Consolidated Statement of Operations for the quarter ended September 25, 2010. This equipment was classified as Level 2 as of September 25, 2010 because its estimated fair value was determined using inputs that reflected the assumptions market participants would use in pricing the manufacturing equipment developed based on market data obtained from sources independent of the Company.

The total value of our held for sale assets was $1.6 million at September 25, 2010 and $1.5 million at December 26, 2009.

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

Marketable securities at September 25, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$113,568	$518	$(11)	$114,075
Agency Securities	130,586	88	(18)	130,656
Obligations of states and political subdivisions	205	1	—	206
Commercial Paper	7,979	—	—	7,979
	$252,338	$607	$(29)	$252,916

Marketable securities at December 26, 2009 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
U. S. Treasury	$135,061	$300	$(67)	$135,294
Agency Securities	172,670	339	(192)	172,817
Commercial Paper	16,992	—	—	16,992
Obligations of states and political subdivisions	2,071	18	—	2,089
	$326,794	$657	$(259)	$327,192

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of September 25, 2010 and December 26, 2009, respectively.

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized gains and losses on the Company’s investments during the three and nine months ended September 26, 2009 and September 25, 2010, respectively, were caused primarily by changes in interest rates. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.

Contractual maturities of marketable securities as of September 25, 2010 were as follows (in thousands):

	Amortized Cost	Market Value
Due in one year or less	$111,657	$111,817
Due after one year to three years	140,681	141,099
	$252,338	$252,916

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and nine months ended September 25, 2010 and September 26, 2009, respectively.

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

We recorded a reduction in provision for doubtful accounts of $0.1 million in the first quarter of fiscal 2010 primarily due to the payment of accounts receivable that was previously reserved. In the second quarter of fiscal 2010, we provided additional allowance for doubtful accounts of $0.3 million for accounts determined to be uncollectible and a reduction in provision for doubtful accounts of $0.5 million due to the receipt of payments for accounts receivable that were previously reserved. In the third quarter of fiscal 2010, we recorded a reduction in provision for doubtful debts of $7.7 million primarily due to a reduction of $6.7 million related to the dismissal of a complaint against a customer resulting in the write-off of previously reserved accounts receivable, a write-off of $0.5 million uncollectable debts that was previously reserved and receipt of payments totaling $0.4 million for accounts receivable that was previously reserved. The allowance for doubtful accounts consisted of the following activity for the three and nine months ended September 25, 2010 (in thousands):

Allowance for Doubtful Accounts Receivable
Balance at December 26, 2009	$9,260
Additions	—
Deductions	(147)
Balance at March 27, 2010	$9,113
Additions	315
Deductions	(496)
Balance at June 26, 2010	$8,932
Additions	—
Deductions	(7,732)
Balance at September 25, 2010	$1,200

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

We design, manufacture and sell custom advanced wafer probe cards into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and must be delivered on short lead-times. Probe cards are manufactured in low volumes, but material and component purchases are often subject to minimum purchase order quantities in excess of the actual demand. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. These factors make inventory valuation adjustments part of our normal recurring cost of revenue. During the three months ended September 25, 2010, we recorded charges of $6.2 million to the inventory provision for the increased level of materials held in excess of actual and expected demand. We recorded net charges for inventory write downs and valuation adjustments of $6.8 million and $5.6 million for the nine months ended September 25, 2010 and September 26, 2009, respectively. We retain a portion of the excess inventory until the customer’s design is discontinued. The inventory may be used to satisfy customer warranty obligations.

When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we defer the related cost of revenue. The deferred inventory costs do not exceed the deferred revenue amounts.

Inventories consisted of the following (in thousands):

	September 25,	December 26,
	2010	2009
Raw materials	$1,782	$2,405
Work-in-progress	19,905	11,457
Finished goods:
Deferred cost of revenue	2,331	6,097
Manufactured finished goods	5,047	5,589
	$29,065	$25,548

Note 9 — Warranty

We offer warranties on our products, other than certain evaluation and early adopter products that are not offered with warranty unless and until such time that such evaluation and early adopter products are qualified and utilized by our customers for commercial manufacturing. We also record a liability for the estimated future costs associated with customer warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statements of Operations as a cost of revenues.

A reconciliation of the changes in our warranty liability (included in ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Warranty accrual beginning balance	$407	$634	$732	$1,098
Accrual for warranties issued during the period	325	41	183	13
Settlements made during the period	(327)	(79)	(510)	(515)
Warranty accrual ending balance	$405	$596	$405	$596

Note 10 — Long-lived Assets

Impairment of Long-lived Assets

During the three and nine months ended September 25, 2010 and September 26, 2009, we have recorded impairments in the carrying amount of our long-lived assets and assets held for sale. The following table summarizes the components of the impairments (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Impairment of long-lived assets:
Restructuring	$7,672	$—	$8,530	$366
Assets held for sale	342	344	342	344
Assets to be disposed of other than sale	1,957	288	2,956	288
Intangible assets	1,082	—	1,082	—
Enterprise-wide impairment	52,021	—	52,021	—
Total	$63,074	$632	$64,931	$998

Restructuring

In conjunction with the Q1 2009 Restructuring Plan, we recorded an impairment of $0.4 million in the first quarter of fiscal 2009 related to certain assets that were taken out of service. In conjunction with the Q2 2010 Restructuring Plan discussed in Note 4, we recorded an impairment charge of approximately $0.9 million in the second quarter of fiscal 2010 to write off certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized. During the three months ended September 25, 2010, we recorded an additional impairment of $0.1 million for equipment and other assets related to our Korea operations for which it was subsequently determined that such equipment would no longer be utilized.

As discussed in Note 4, in conjunction with the Q3 2010 Restructuring Plan, we recorded an impairment charge of $7.6 million for certain assets related to our Singapore manufacturing operations. This impairment was comprised primarily of $5.8 million for leasehold improvements, $0.6 million for manufacturing equipment and $0.6 million for software and system assets related to the manufacturing operations that will be taken out of service or abandoned, as well as $0.6 million to adjust the carrying amount of certain equipment determined to be held for sale.

All of these charges were included within ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations in their respective periods.

Assets held for sale

In the third quarter of fiscal 2009, we recorded an impairment of $0.3 million related to certain equipment that was determined to be held for sale. This impairment charge was originally recorded through ‘Cost of revenues’ in the Condensed Consolidated Statement of Operations in the Form 10-Q for the quarterly period ended September 26, 2009. However this amount has been reclassified to ‘Impairment of long-lived assets’ in the Condensed Consolidated Statement of Operations for the three and nine months ended September 25, 2009 to conform with the current period presentation of asset impairments.

As discussed in Note 5, in the third quarter of fiscal 2010, we recorded aggregated impairment charges of $0.3 million in conjunction with the write down of a building held for sale to its estimated fair value and certain furniture and fixtures at our Livermore facility that was determined to be held for sale.  These impairments were included within ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2010.

Assets to be disposed of other than sale

In the third quarter of fiscal 2009, we recorded an impairment of $0.3 million related to the termination of certain on-going projects that were in construction-in-progress. This impairment charge was originally recorded through ‘Cost of revenues’ in the Condensed Consolidated Statement of Operations in the Form 10-Q for the quarterly period ended September 26, 2009. However, this amount has been reclassified to ‘Impairment of long-lived assets’ in the Condensed Consolidated Statement of Operations for the three and nine months ended September 25, 2009 to conform with the current period presentation of asset impairments.

In the second quarter of fiscal 2010, we recorded an impairment charge of $1.0 million related to the termination of an on-going construction-in-progress project. In the third quarter of fiscal 2010, we recorded an impairment charge of $2.0 million for certain assets to be disposed of other than sale. This charge was comprised of an impairment of $0.3 million related to certain leasehold improvements that will be abandoned as a result of the consolidation of office space in Livermore and an impairment of $1.7 million related to certain construction-in-progress projects for the development and build of manufacturing equipment as well as additional related equipment that was in-service and was identified as excess capacity. These projects have been terminated during the quarter ended September 25, 2010 and as a result these assets were fully impaired.

All of these charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

Intangible assets

During the third quarter of fiscal 2010, the combination of various factors, including our renewed focus on simplifying and refocusing our operations on our core competencies, resulted in our decision to reduce efforts geared at licensing and marketing the software underlying certain of our intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2009 through a bankruptcy proceeding.  As a result, we performed an impairment analysis of these purchased intangible assets during the third quarter of fiscal 2010.  Based on the results of the analysis, we recorded an impairment charge of $1.1 million for the carrying amount of the impaired assets in the quarter ended September 25, 2010, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations.

Enterprise-wide impairment

At the end of the third quarter of fiscal 2010, in addition to the specific impairments discussed above, we determined that an enterprise-wide impairment analysis of our long-lived assets was required due to the combined effect of a sustained decline in the Company’s stock price, a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, and recurring operating losses and net cash outflows from operations. Accordingly, management reviewed the recoverability of its long-lived assets in the third quarter of fiscal 2010.

We determined our long-lived asset group to be our consolidated long-lived assets as we have determined that we operate as one reporting unit and segment.  This asset group includes property and equipment, as well as purchased intangible assets.  The recoverability of assets to be held and used was measured by comparing the carrying amount of these assets, after adjustment for the various specific impairments discussed above, to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

As a result, we concluded that our business is not able to fully recover the carrying amount of our assets.  Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. The review involved estimating the fair value in an exchange transaction of our asset group, comparing such fair value to the carrying amount of the asset group, after adjustment for the various specific impairments discussed above, and recording impairment charges to reduce the pre-impairment carrying amount of the asset group to its estimated fair value.

Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others.  Accordingly, we were required to make various estimates in determining the fair values of our asset group at September 25, 2010. Where appropriate, we utilized a market approach to estimate the fair value of our property and equipment.  This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment.  However, due to the highly customized nature of our manufacturing equipment we primarily utilized the cost approach to estimate the fair value of our property and equipment. To determine the estimated fair value of our property and equipment at September 25, 2010, adjustment factors, including cost trend factors, were applied to each individual asset’s original cost in order to estimate current replacement cost.  The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation.

The estimated fair value of the purchased intangible assets was determined based on a combination of two income-based approaches, as this combination was deemed to be the most indicative of the Company’s fair value in an orderly transaction between market participants. Under these two income approaches we determined fair value based on both the estimated future cash flows resulting from the licensing of the technology underlying the intangible asset, as well as the estimated future cash savings achieved due to the avoidance of costs resulting from the internal use of the underlying technology. The estimated cash flows in each approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the enterprise and the rate of return an outside investor would expect to earn.

For each asset, we then compared the estimated fair value to the individual asset’s carrying amount to determine the amount of the impairment charge.  Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010.  This charge, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations, was comprised of $27.7 million for leasehold improvements, $11.2 million impairment for manufacturing equipment, $8.5 million impairment for computer equipment, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

Long-lived Assets

Property and equipment, after giving rise to the impairments discussed above, consisted of the following (in thousands):

	Useful Life	September 25,	December 26,
	(in years)	2010	2009
Machinery and equipment	5 to 7	$115,206	$115,938
Computer equipment and software	3 to 5	35,160	34,810
Furniture and fixtures	5	6,352	7,172
Leasehold improvements	1 to 15	69,867	71,816
		226,585	229,736
Less: Accumulated depreciation, amortization and enterprise-wide impairment		(205,907)	(146,365)
		20,678	83,371
Construction-in-progress		14,494	14,387
		$35,172	$97,758

In the three and nine months ended September 25, 2010, we wrote off fully depreciated assets with an acquired cost of $1.4 million and $6.8 million, respectively.

At September 25, 2010, after giving rise to the specific impairments discussed above, the carrying amount of our intangible assets, which consist of purchased intellectual properties, was $4.7 million, with $5.9 million as the gross amount and $1.2 million as the accumulated amortization. We recorded $0.4 million and $1.3 million amortization expenses for our intangible assets for the three and nine months ended September 25, 2010, respectively. The purchased intellectual property assets had a weighted average remaining amortization period of 4.0 years at September 25, 2010. The intangible assets are included in ‘Other Assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net loss	$(95,827)	$(23,901)	$(167,875)	$(127,690)
Unrealized gain/(loss) on investments, net	(171)	6	179	(557)
Cumulative translation adjustments	758	655	729	355
Comprehensive loss	$(95,240)	$(23,240)	$(166,967)	$(127,892)

Components of accumulated other comprehensive income were as follows (in thousands):

	September 25,	December 26,
	2010	2009
Unrealized gain on marketable securities, net of tax of $299 at September 25, 2010 and December 26, 2009, respectively	$278	$99
Cumulative translation adjustments	1,883	1,154
Accumulated other comprehensive income	$2,161	$1,253

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

Stock option activity under the Prior Plans and the 2002 Plan during the nine months ended September 25, 2010 is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 26, 2009	5,859,820	$26.17
Options granted	—	—
Options exercised	(11,763)	7.98
Options cancelled:
Forfeited	(58,170)	35.67
Expired	(25,094)	37.95
Balances, March 27, 2010	5,764,793	$26.06	3.96	$6,180,392
Options granted	420,570	14.90
Options exercised	(5,325)	6.87
Options cancelled:
Forfeited	(266,392)	19.66
Expired	(276,688)	29.55
Balances, June 26, 2010	5,636,958	$25.38	3.85	$2,220,585
Options granted	450,000	7.52
Options exercised	(76,703)	5.53
Options cancelled:
Forfeited	(173,967)	20.39
Expired	(52,705)	34.58
Balances, September 25, 2010	5,783,583	$24.32	3.69	$1,580,612

Vested and expected to vest at September 25, 2010	5,508,590	$24.84	3.55	$1,397,513

Exercisable at September 25, 2010	4,495,500	$26.50	3.03	$932,612

The intrinsic value of option exercises during the three and nine months ended September 25, 2010 was $0.3 million and $0.4 million. Cash received from stock option exercises during the three and nine months ended September 25, 2010 was $0.4 million and $0.6 million. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Restricted stock unit activity under the 2002 Plan during the nine months ended September 25, 2010 is set forth below:

		Weighted
		Average Grant Date
	Units	Fair Value
Restricted stock units at December 26, 2009	1,491,678	$18.51
Awards granted	48,640	16.58
Awards released	(101,872)	20.18
Awards cancelled	(85,127)	18.18
Restricted stock units at March 27, 2010	1,353,319	$18.33
Awards granted	631,678	15.39
Awards released	(260,344)	17.89
Awards cancelled	(60,032)	20.36
Restricted stock units at June 26, 2010	1,664,621	$17.21
Awards granted	67,680	7.62
Awards released	(12,395)	20.74
Awards cancelled	(170,433)	17.51
Restricted stock units at September 25, 2010	1,549,473	$16.40

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

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Stock-based compensation expense included in:
Cost of revenues	$882	$978	$2,847	$2,671
Research and development	1,038	910	4,394	3,348
Selling, general and administrative	2,299	2,615	6,130	10,177
Restructuring	16	—	192	216
Total stock-based compensation	4,235	4,503	13,563	16,412
Tax effect on stock-based compensation	—	—	—	(4,018)
Total stock-based compensation, net of tax	$4,235	$4,503	$13,563	$12,394

Stock Options

During the three and nine months ended September 25, 2010, 450,000 shares and 870,570 shares of stock options were granted under the 2002 Plan with the weighted average grant-date fair values of $3.27 and $4.77 per share, respectively. There were no options granted during the three months ended September 26, 2009. During the nine months ended September 26, 2009, 340,000 shares of options were granted under the 2002 Plan with the weighted average grant-date fair value of $7.81 per share. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended			Nine months ended
	September 25,	September 26,		September 25,	September 26,
	2010	2009		2010	2009
Stock Options:
Dividend yield	—	—		—	—
Expected volatility	51.1%		*	50.4%	53.4%
Risk-free interest rate	1.38%		*	1.63%	1.68%
Expected term (in years)	4.61		*	4.54	4.67

* There were no options granted during the three months ended September 26, 2009.

Employee Stock Purchase Plan

During the three months ended September 25, 2010 and September 26, 2009, 207,910 shares and 115,011 shares, respectively, were issued under the 2002 Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 25, 2010 and September 26, 2009, 365,871 shares and 269,156 shares, respectively, were issued under the ESPP. The following assumptions were used in estimating the fair value of shares issued under the ESPP:

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
ESPP:
Dividend yield	—	—	—	—
Expected volatility	48.6%	58.2%	41.4%	57.2%
Risk-free interest rate	0.20%	0.38%	0.25%	1.03%
Expected term (in years)	0.5	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0

Unrecognized Compensation Costs

At September 25, 2010, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$7,207	2.14
Restricted stock units	16,250	2.51
Employee Stock Purchase Plan	546	0.35
Total unrecognized stock-based compensation expense	$24,003

Stock Option Exchange Offer

On October 1, 2010, the Company completed an offer to exchange certain outstanding employee stock options to purchase shares of the Company’s common stock. Eligible for exchange were outstanding options, vested or unvested, held by current employees (excluding directors and executive officers) with an exercise price greater than or equal to $13.63 per share.  Subject to the terms and conditions of the exchange offer, the Company accepted for exchange and cancelled options to purchase an aggregate of 2,779,782 shares with a weighted average exercise price of $29.58 per share, and issued new options to purchase an aggregate of 679,864 shares with an exercise price of $8.61 per share, the closing stock price of the Company’s common stock on October 1, 2010. The new options were granted under the Company’s 2002 Equity Incentive Plan and vest 33% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional two years. The incremental compensation expense resulting from the completion of the exchange offer did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for three and nine months ended September 25, 2010 and September 26, 2009, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Basic net loss per share
Numerator:
Net loss	$(95,827)	$(23,901)	$(167,875)	$(127,690)
Denominator:
Weighted average common stock outstanding	50,431	49,582	50,136	49,392
Diluted net loss per share
Numerator:
Net loss	$(95,827)	$(23,901)	$(167,875)	$(127,690)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,431	49,582	50,136	49,392
Add stock options, restricted stock units, ESPP, warrants and common stock subject to repurchase	—	—	—	—
Weighted average shares used in computing diluted net loss per share	50,431	49,582	50,136	49,392

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Options to purchase common stock	5,255	4,465	5,445	5,362
Restricted stock units	1,527	—	578	2
Employee Stock Purchase Plan	—	51	63	51
Total potentially dilutive securities	6,782	4,516	6,086	5,415

Note 15 — Income Taxes

The income tax provision for the three and nine months ended September 25, 2010 was $0.2 million and $0.7 million. The results primarily reflect the tax provision on the Company’s non-US operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax provision for the three months ended September 26, 2009 is primarily related to income taxes of the Company’s non-U.S. operations. The income tax provision for the nine months ended September 26, 2009 is primarily related to the Company recording a valuation allowance covering substantially all of the Company’s U.S. deferred tax assets at the end of the second quarter of fiscal 2009 of $44.7 million.

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $48,000 and zero penalties and approximately $0.2 million and zero penalties for the three and nine months ended September 25, 2010, respectively.  We recognized interest expense of $40,000 and zero penalties and $0.2 million and zero penalties for the three and nine months ended September 26, 2009, respectively.  Related to the unrecognized tax benefits, we have an accrued total interest of $0.9 million and zero penalties as of September 25, 2010.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on our results of operations in future periods.

Due to our decision during the quarter to cease the transition of manufacturing operations to Singapore, we will not meet the conditions and business operations to qualify for our previously granted favorable tax incentive in Singapore.  We do not anticipate any adverse financial impact for the failure to achieve these conditions since we did not realize any financial statement benefit from such incentive.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of September 25, 2010.

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

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended September 25, 2010, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources. Litigation, in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Patent Litigation

We initiated patent infringement litigation in the United States against Phicom Corporation, a Korea corporation, with a current operating name of TSC Memsys Corp., here referred to as Phicom, and against Micronics Japan Co., Ltd., a Japan corporation, and its U.S. subsidiary, both collectively ‘‘Micronics Japan’’. In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254 and 6,615,485. Also in 2006, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micronics Japan charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 6,246,247, 6,509,751, 6,624,648, and 7,073,254.  The relief sought in the complaints includes past damages and injunctive relief.

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

In response to our initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul Southern District Court infringement actions.  KIPO dismissed Phicom’s challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2005, the Korea Patent Court issued rulings holding invalid certain claims of our Korean Patent Nos. 278,342 and 399,210; and in 2006, issued a ruling holding invalid certain claims of our Korean Patent No. 324,064. We appealed those rulings to the Korea Supreme Court, which affirmed the Korea Patent Court rulings and dismissed our appeals. In 2006, the Korea Patent Court issued a ruling upholding the validity of our Korean Patent No. 252,457. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In June 2008, the Korea Supreme Court reversed the Patent Court ruling, finding invalid certain claims of our Korean Patent No. 252,457 and remanding the case for further trial. We also filed a correction trial with KIPO on certain claims of Korean Patent No. 252,457. KIPO issued decisions unfavorable to us in both of the actions relating to our Korean Patent No. 252,457, and, on appeal, the Korea Patent Court also recently issued decisions adverse to us in both actions.

Additionally, one or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office, USPTO, against three of our U.S. patents that were at issue in the ITC investigation. With respect to our US Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate has issued.  With respect to our US Patent No. 6,624,648, the matter is still pending before the USPTO.  With respect to our US Patent No. 6,615,485, the matter is on appeal from the USPTO examiners decision.   The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards.  The complaint sought both injunctive relief and money damages for Micro-Probe’s alleged infringement of our US Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” US Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” US Patent No. 6,965,244 for “High Performance Probe System,” US Patent No. 7,227,371 for “High Performance Probe System,” US Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and US Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence.  After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our US Patent No. 6,624,648, which is the subject of a re-examination proceeding before the USPTO.  Micro-Probe and the former employee have both filed answers to our amended complaint.  Micro-Probe has filed requests for reexamination with the U.S. Patent and Trademark Office directed to our US Patent No. 6,246,247 and our US Patent No. 6,825,422; the USPTO has not yet issued decisions on either of the requests.

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of September 25, 2010. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Commercial Litigation

On February 20, 2009, we filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company (‘‘Spansion’’), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion’s obligations under a purchase agreement entered into by us and Spansion, has failed to pay us for probe cards that we designed, developed and manufactured pursuant to several purchase orders placed by Spansion with us pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed us $8.1 million for probe cards delivered by us and not paid for by Spansion. In the complaint, we are seeking (i) payment of at least $8.1 million, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that we believe Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of us over Spansion’s corporate assets and property, (iv) costs and (v) attorney’s fees. Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay our complaint against Spansion. In November 2009, we sold all rights, title and interest in the bankruptcy claim to a third party in exchange for net proceeds of less than full value of the asserted claim.  On October 8, 2010, we voluntarily dismissed our complaint against Spansion. As a result, we have released the amounts previously recorded as a secured borrowing and recorded a gain of $3.5 million in ‘Other income (expense), net’ in the Condensed Consolidated Statements of Operations.

Indemnification Arrangements

We from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. It is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of September 25, 2010.

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

Note 17 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our consolidated balance sheet with changes in fair value recorded in our consolidated statement of operations in ‘Other income (expense), net’ for both realized and unrealized gains and losses.

As of September 25, 2010, there were two outstanding foreign exchange forward contracts to sell Japanese Yen and Korean Won and one outstanding foreign exchange forward contract to buy Taiwan Dollars. The following table provides information about our foreign currency forward contracts outstanding as of September 25, 2010 (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	1,486,551	$17,624
Taiwan Dollar	(17,285)	(553)
Korean Won	6,137,287	5,322
Total USD notional amount of outstanding foreign exchange contracts		$22,393

The contracts were entered into on September 24, 2010 and matured on September 28, 2010. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of September 25, 2010. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended September 25, 2010.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and nine months ended September 25, 2010 and September 26, 2009 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Nine months ended
Derivatives Not Designated as	Location of Gain or (Loss)	September 25,	September 26,	September 25,	September 26,
Hedging Instruments	Recognized on Derivatives	2010	2009	2010	2009

Foreign exchange forward contracts	Other Income (expense), net	$(1,100)	$(2,327)	$(1,539)	$(914)

Note 18 — Subsequent Events

On October 20, 2010, the Company’s Board of Directors authorized a program to repurchase up to $50 million dollars worth of common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase authorization expires in 12 months and the program may be modified or discontinued at any time.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report are based upon information available to us as of the filing date of this Quarterly Report. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009, in our Quarterly Reports on Form 10-Q for the quarters ended March 27, 2010 and June 26, 2010, and in the section titled “Risk Factors” and elsewhere in this Quarterly Report. You should carefully consider the numerous risks and uncertainties described under these sections.

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

During fiscal 2010, we have seen revenue growth over the same period in 2009 across all of our product markets. This growth is attributed to a recovery in the semiconductor manufacturing equipment industry, as well as faster than expected qualification of our new SmartMatrix and TouchMatrix product lines for the DRAM and Flash markets which has resulted in the fastest volume ramp of new product architecture in our history.  However, this revenue growth continues to be offset by extended qualification periods for the Matrix product family at certain of our major customers, as well as lost business opportunities due to pricing pressures and quoted lead times.  As a result, revenue increased 8.2% from the third quarter of fiscal 2009.

We incurred a net loss of $95.8 million in the third quarter of fiscal 2010 as compared to net loss of $23.9 million in the third quarter of fiscal 2009. The net loss for the third quarter of fiscal 2010 includes $8.5 million of pre-tax restructuring charges, the impairment of certain long-lived assets of $55.4 million and a $4.1 million out of period adjustments to cost of revenues. We incurred a net loss of $167.9 million in the first nine months of fiscal 2010 as compared to net loss of $127.7 million for the first nine months of fiscal 2009. The net loss for the first nine months of fiscal 2010 is primarily due to lower revenue and margins, $14.6 million of pre-tax restructuring charges, and the impairment of certain long-lived assets of $56.4 million. The net loss for the first nine months of fiscal 2009 was primarily due to lower revenues, the recognition of a valuation allowance of $44.7 million for our deferred tax assets as well as the $5.0 million provision for bad debts due to the heightened risk of non-payment of certain accounts receivable.

During the second and third quarter of fiscal 2010 we have undertaken a restructuring of our operations to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times. As part of this simplification, we reduced our workforce by approximately 140 employees during the nine months ended September 25, 2010, shut-down our Korea back-end manufacturing operations during the quarter ended June 26, 2010, and most recently ceased our transition of our manufacturing operations to Singapore. We continue to perform our manufacturing operations in both Livermore and Japan, and plan on doing so for the foreseeable future.

Our cash, cash equivalents and marketable securities totaled approximately $371.5 million as of September 25, 2010, as compared to $449.2 million at December 26, 2009. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities could further decline in the fourth quarter of fiscal 2010 and in future fiscal quarters.

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

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories based on assumptions about future demand, changes to manufacturing processes, and overall market conditions.

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

Impairment of Long-lived Assets.  Asset impairment charges include charges associated with the write down of assets that have no future expected benefit or assets for which circumstances indicate that the carrying amount of these assets may not be recoverable, as well as adjustments to the carrying amount of our assets held for sale.

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (‘‘GAAP’’) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the fair value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, valuation of our long-lived assets, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and valuation allowance for deferred tax assets and tax liabilities and accruals for other liabilities.

Out of Period Adjustments

During the three months ended September 25, 2010 we recorded an adjustment related to cost of revenues that resulted in $4.1 million of additional expense offset by an income tax benefit of $0.5 million. The adjustment to cost of revenues resulted from an error in the calculation of capitalized manufacturing variances starting in the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The error caused the understatement of cost of revenues and the overstatement of the overhead capitalized in inventory for most quarters. The income tax benefit resulted from higher net losses in 2009 due to higher cost of revenue expenses. We are able to carry back the increase in the 2009 loss to recover more prior year tax payments. Management and the Audit Committee believe that such amounts are not material to current and previously reported financial statements.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	115.2	81.8	103.9	97.1
Gross profit (loss)	(15.2)	18.2	(3.9)	2.9
Operating expenses:
Research and development	27.1	31.5	30.4	40.9
Selling, general and administrative	34.3	39.7	36.5	60.5
Restructuring charges	18.0	—	10.1	7.8
Impairment of long-lived assets	117.0	1.4	39.0	0.6
Total operating expenses	196.4	72.6	116.0	109.8
Operating loss	(211.6)	(54.4)	(119.8)	(106.9)
Interest income, net	1.3	1.6	1.5	2.5
Other income (expense)	8.4	(0.9)	2.8	(0.9)
Loss before income taxes	(201.9)	(53.7)	(115.6)	(105.3)
Provision for income taxes	0.5	0.9	0.5	19.5
Net loss	(202.4)%	(54.6)%	(116.1)%	(124.8)%

Three and Nine months ended September 25, 2010 and September 26, 2009:

Revenues

	Three Months Ended			Nine months ended
	September 25,	September 26,		September 25,	September 26,
	2010	2009	% Change	2010	2009	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$30,069	$36,430	(17.5)%	$104,227	$85,243	22.3%
Flash	9,026	2,096	330.6	20,920	4,567	358.1
SoC	8,252	5,247	57.3	19,506	12,530	55.7
Total revenues	$47,347	$43,773	8.2%	$144,653	$102,340	41.3%

Revenues for the three and nine months ended September 25, 2010 increased 8.2%, or $3.6 million, and 41.3%, or $42.3 million, compared to the revenues of the comparable periods of the prior year. The increases are primarily due to increased demand for our advanced wafer probe cards caused by an overall improvement in the semiconductor market, and in particular the memory segment.

Our revenues for the three and nine months ended September 25, 2010 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. The decrease in revenues for our products that address the DRAM segment in the three months ended September 25, 2010 compared to the revenues of the comparable period in the prior year primarily related to the lack of qualification for the SmartMatrix product family at certain of our customers due to extended qualification periods and a significant revenue transaction in the third quarter of fiscal 2009 which was not recurring in the third quarter of fiscal 2010, as well as lost business opportunities due to pricing pressures and quoted lead times.  Revenues in the nine months ended September 25, 2010 increased significantly compared to the same periods in the prior year, primarily due to the industry ramp of DDR3 and the introduction of our SmartMatrix products.

Revenues from sales to Flash memory device manufacturers increased significantly in the three and nine months ended September 25, 2010 compared to the same periods in the prior year. The increases were driven primarily by a significant increase in the sale of NAND Flash wafer probe cards, resulting from further expansion of our NAND market penetration via recent qualification of TouchMatrix at one of our largest customers. NOR Flash also saw substantial year over year increases driven by customer demand across our probe cards that service this market.

Revenues from sales to SoC device manufacturers increased in the three and nine months ended September 25, 2010 compared to the same periods in the prior year, primarily due to the overall upturn in the semiconductor industry and market trends to more complex devices which positively impacted revenues from sales of our wafer probe cards.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine months ended
	September 25,	% of	September 26,	% of	September 25,	% of	September 26,	% of
	2010	Revenue	2009	Revenue	2010	Revenue	2009	Revenue
	(In thousands, except percentages)
Taiwan	$17,812	37.6%	$7,818	17.9%	$54,838	37.9%	$14,853	14.5%
Japan	7,655	16.2	22,895	52.3	24,496	16.9	56,780	55.5
North America	7,889	16.6	7,046	16.1	27,900	19.3	16,225	15.8
Asia Pacific (1)	12,440	26.3	3,582	8.2	31,213	21.6	9,582	9.4
Europe	1,551	3.3	2,432	5.5	6,206	4.3	4,900	4.8
Total revenues	$47,347	100.0%	$43,773	100.0%	$144,653	100.0%	$102,340	100.0%

(1)  Asia Pacific includes all countries in the region except Taiwan and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The significant increases in Taiwan, Asia Pacific and North America revenues for the three and nine months ended September 25, 2010 compared to the same periods in the prior year were primarily due to the industry ramp up of DDR3 and the introduction of our SmartMatrix and TouchMatrix products.  The decreases in Japan revenue for the three and nine months ended September 25, 2010 compared to the same periods in the prior year were primarily due to the decrease in our DRAM product sales, caused by the lack of qualification of the SmartMatrix product line due to extended qualification periods as well as a significant revenue transaction in the third quarter of fiscal 2009 which was not recurring in the third quarter of fiscal 2010. Revenue in Europe decreased for the three months ended September 25, 2010 primarily due to the decrease in our SOC product sales in the region; the increase of the Europe revenue in the nine months ended September 25, 2010 was related to the increased demand for all of our products in this region.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Elpida Memory(1)	21.6%	52.9%	21.6%	54.9%
Samsung(2)	17.3	*	14.0	*
Hynix Semiconductor(3)	10.5	*	12.7	*

(1)          Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corp. and Tera Probe.

(2)          Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

(3)          Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

*            Less than 10% of revenues.

The percentages above reflect customer constellations as of September 25, 2010. Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit (Loss)

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Gross profit (loss)	$(7,194)	$7,970	$(5,591)	$2,965
Gross margin	(15.2)%	18.2%	(3.9)%	2.9%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and nine months ended September 25, 2010, gross margin declined compared to the same periods in the prior year, primarily due to increased inventory provision charges and unfavorable changes in product mix from higher margin to lower margin products. The margin was also negatively impacted by the out of period adjustment to cost of revenues that was recorded in the current quarter.

In the three months ended September 25, 2010, we recorded inventory provision charges of $6.2 million as compared to the three months ended September 26, 2009 in which we recognized a benefit of $0.2 million due to shipment of previously written down materials. In the first nine months of fiscal 2010 and 2009, we recorded net inventory provision charges of $6.8 million and $5.6 million, respectively. The higher inventory write-downs in the third quarter of fiscal 2010 were associated with the increased excess and obsolete inventories driven by the improved manufacturing yield rates as well as the decreased demand for our on hand inventories. Additionally, as discussed above, we recorded an out of period adjustment related to cost of revenues that resulted in $4.1 million of additional expense in the current quarter for an error in the calculation of capitalized manufacturing variances. Gross margins for the three and nine months ended September 25, 2010 included stock-based compensation expenses of $0.9 million and $2.8 million. Gross margins of the three and nine months ended September 26, 2009 included stock-based compensation expenses of $1.0 million and $2.8 million, respectively.

Our gross margins may continue to be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories at a quarter-end date are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Research and development	$12,825	$13,775	$43,913	$41,823
% of revenues	27.1%	31.5%	30.4%	40.9%

Research and development expenses decreased for the three months ended September 25, 2010 compared to the same period in the prior year due to the combined effect of the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction effort offset by the increase in personnel costs. Research and development expenses increased for the nine months ended September 25, 2010 compared to the same period in the prior year primarily due to the increases in personnel costs.

In the three and nine months ended September 25, 2010, costs related to new technology projects decreased by approximately $2.6 million and $5.5 million from the comparable periods of fiscal 2009 as a result of our decision to terminate certain non-strategic research and development activities in the second and third quarter of fiscal 2010. For the three and nine months ended September 25, 2010, personnel costs increased $1.7 million and $6.0 million from the comparable periods of prior year, primarily due to headcount increases as well as costs of employee incentive programs for which we did not record any charges in the comparable periods of fiscal 2009. Stock-based compensation included within research and development expenses was $1.0 million and $4.4 million for the three and nine months ended September 25, 2010 compared to $0.9 million and $3.3 million for the three and nine months ended September 26, 2009, with the increase in absolute dollars being primarily due to the increase in employee stock awards.

As a percent of revenues, research and development expenses decreased during the three and nine months ended September 25, 2010 compared to the three and nine months ended September 26, 2009 primarily due to the increased revenue base and our continued cost reduction effort.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Selling, general and administrative	$16,219	$17,366	$52,810	$61,939
% of revenues	34.3%	39.7%	36.5%	60.5%

Selling, general and administrative expenses for the three and nine months ended September 25, 2010 decreased $1.1 million and $9.1 million from the comparable periods of the prior year.

The $1.1 million decrease in the third quarter of 2010 compared with the same period of fiscal 2009 was the net effect of a $1.1 million decrease in salary expense due to reduced headcount, a $0.5 million decrease in bad debt expense benefit from collections on amounts previously reserved as bad debt and a $0.3 million decrease in stock-based compensation expenses, offset by a $0.7 million increase for incentive bonus accrued for current year.

The $9.1 million decrease in the first three quarters of fiscal 2010 compared with the same periods of the prior year was the net effect of a $5.8 million decrease in bad debt expense due to a reduction in additional bad debt as well as benefits from collections on amounts previously reserved as bad debts, a $4.1 million decrease in stock-based compensation expenses related to the stock modification expenses recorded when a former executive member separated from the Company in the second quarter of fiscal 2009 as well as the reduced stock-based compensation expense due to fewer awards being granted in the past year and a $2.6 million decrease in legal and outside service fees as part of our cost reduction effort, offset by a $2.3 million increase for incentive bonus and a $1.0 million increase in severance costs related to the departure of certain executives in the second quarter of fiscal 2010.

As a percent of revenue, selling, general and administrative expenses decreased during the three and nine months ended September 25, 2010 as compared to the comparable periods of the prior year, primarily due to the increased revenue base along with the reduction in expenses discussed above.

Restructuring Charges

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Restructuring charges	$8,539	$—	$14,603	$7,943
% of revenues	18.0%	—%	10.1%	7.8%

For the three and nine months ended September 25, 2010, restructuring charges increased $8.5 million and $6.7 million from the comparable periods of the prior year. The increases were primarily due to the $8.5 million impairment of property and equipment included in the restructuring charges that were in connection with the restructuring plans in the first three quarters of fiscal 2010 compared with the $0.4 million impairment included in the restructuring charges of the comparable periods of fiscal 2009. The restructuring plans we implemented in the first three quarters of 2010 are discussed below.

Q1 2010 Restructuring Plan

In the first quarter of fiscal 2010, we implemented a restructuring plan (the “Q1 2010 Restructuring Plan”) intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we initiated the moving of certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and qualify our back-end manufacturing operations in Singapore.  As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising the reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.

We recorded $29,000 and $3.6 million in charges for the Q1 2010 Restructuring Plan in the three and nine months ended September 25, 2010, which were all related to severance and related benefits.

Q2 2010 Restructuring Plan

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function, and undertaking a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan.  As a result of this rescission plan, as of June 26, 2010, we had reversed the existing accrual for the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.  As of September 25, 2010, we have completed this rescission plan.

Additionally, we undertook a further workforce reduction of 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs.  The activities comprising the reduction in force are expected to be substantially completed by the end of the fourth quarter of fiscal 2010. The actual and expected quarterly savings for the third quarter and future quarters, excluding stock-based compensation expenses, are approximately $2.5 million and $3.0 million, respectively, as a result of the restructuring actions taken in the second quarter of fiscal 2010.

We recorded $4.9 million and $0.2 million in charges for severance and related benefits, and $0.9 million and $85,000 for property and equipment impairments for the Q2 2010 Restructuring Plan in the second and third quarter of fiscal 2010, respectively. The impairment charges in the second quarter of fiscal 2010 were related to the impairment of certain equipment and software assets, as discussed in Note 10.  The impairment charges in the third quarter of fiscal 2010 included the impairment of additional equipment in our Korea manufacturing operations for which it was determined to be excess capacity and would no longer be utilized in our operations.

Q3 2010 Restructuring Plan

In the third quarter of fiscal 2010, we announced a restructuring plan (the “Q3 2010 Restructuring Plan”) to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 58 employees at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore will remain in Livermore, and Livermore will continue as the primary manufacturing operating location for the Company. The Company expects that the activities comprising the reduction in force will be substantially completed by the end of the first quarter of fiscal 2011.  In conjunction with the Q3 2010 Restructuring Plan, we also undertook a reduction in force that involved two additional individuals in our Livermore operations.

In the third quarter of fiscal 2010, we recorded $1.0 million for the Q3 2010 Restructuring Plan for severance and related benefits and $7.6 million impairment charges for certain equipment and leasehold improvements in Singapore that would no longer be utilized. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company’s stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 10.  As a result of the Q3 2010 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in the fourth quarter of fiscal 2010 and $0.6 million in the quarters commencing in fiscal 2011.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with our various reductions in force are expected to be paid by the end of the first quarter of fiscal 2011.

Impairment of Long-lived Assets

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Impairment of long-lived assets	$55,402	$632	$56,401	$632
% of revenues	117.0%	1.4%	39.0%	0.6%

For the three and nine months ended September 25, 2010, impairment charges increased $54.8 million and $55.8 million, respectively, from the comparable periods of the prior year. The increased impairment charges resulted from the enterprise-wide asset impairment analysis performed in the current quarter and was also driven by the current strategy to align our operations with the current business environment and streamline our manufacturing structure starting in the second quarter of fiscal 2010.

In the second quarter of fiscal 2010, we recorded an impairment charge of $1.0 million related to the termination of an on-going construction-in-progress project. In the third quarter of fiscal 2010, we recorded impairment charges totaling $3.4 million as follows:

•              $1.7 million impairment related to certain construction-in-progress projects for the development and build of manufacturing equipment, including additional related equipment that was in-service, that was identified as excess capacity;

•              $1.1 million impairment of certain purchased intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2009 out of bankruptcy proceedings;

•              $0.5 million related to certain leasehold improvements and furniture and fixtures that will be abandoned as a result of the consolidation of office space in Livermore; and

•                  $0.1 million write down of a building held for sale to its estimated fair value.

In addition, we reviewed the recoverability of our long-lived assets during the quarter ended September 25, 2010 due to a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company’s stock price. As a result of this review, we concluded that our business is not able to fully recover the carrying amounts of our assets.  Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010.  This charge was comprised of $27.7 million for leasehold improvements, $11.2 million impairment for manufacturing equipment, $8.5 million impairment for computer equipment, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of the Company’s property and equipment and intangible assets may arise in 2011 if the Company is unable to achieve operating results anticipated by the Company’s 2011 financial plan.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Interest income, net	$623	$694	$2,120	$2,571
% of revenue	1.3%	1.6%	1.5%	2.5%

Other income (expense), net	$3,960	$(415)	$3,995	$(920)
% of revenues	8.4%	(0.9)%	2.8%	(0.9)%

The decrease in interest income from cash, cash equivalents and marketable securities for the three and nine months ended September 25, 2010 as compared with the same periods of the prior year was primarily related to lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $372.2 million at September 25, 2010 compared to $463.3 million at September 26, 2009. Weighted average yields for the three months ended September 25, 2010 and September 26, 2009 were 0.78% and 0.69%, and the weighted average yield for the nine months ended September 25, 2010 and September 26, 2009 was 0.75% and 0.73%.

Other income for the three and nine months ended September 25, 2010 was mainly comprised of the $3.5 million gain resulting from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer as well as income from payments received from the settlement of certain litigation, offset by foreign currency losses primarily related to Korean Won and Japanese Yen.

Provision for Income Taxes

	Three Months Ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
	(In thousands, except percentages)
Provision for income taxes	$231	$377	$672	$19,969
Effective tax rate	0.2%	1.6%	0.4%	18.5%

The income tax provision for the three and nine months ended September 25, 2010 was $0.2 million and $0.7 million. The results primarily reflect the tax provision on the Company’s non-US operations.  We maintain a valuation allowance for our Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.  The income tax provision for the three months ended September 26, 2009 is primarily related to income taxes of the Company’s non-U.S. operations. The income tax provision for the nine months ended September 26, 2009 is primarily related to the Company recording a valuation allowance covering substantially all of the Company’s U.S. deferred tax assets at the end of the second quarter of fiscal 2009 of $44.7 million.

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

Accounting standards related to accounting for uncertainty in income taxes recognized in an enterprise’s financial statements prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return as well as guidance on de-recognition of tax benefits.  We classify interest and penalties related to uncertain tax positions as part of the income tax provision. Related to the unrecognized tax benefits, we accrued interest of approximately $48,000 and zero penalties and approximately $0.2 million and zero penalties for the three and nine months ended September 25, 2010, respectively.  We recognized interest expense of $40,000 and zero penalties and $0.2 million and zero penalties for the three and nine months ended September 26, 2009, respectively.  Related to the unrecognized tax benefits, we have an accrued total interest of $0.9 million and zero penalties as of September 25, 2010.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and non-U.S. tax authorities which might result in proposed assessments.  Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe that we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. If the payment ultimately proves to be unnecessary, the reversal of these tax liabilities would result in tax benefits being recognized in the period we determine such liabilities are no longer necessary. However, if an ultimate tax assessment exceeds our estimate of tax liabilities, additional tax expense will be recorded. The impact of such adjustments could have a material impact on our results of operations in future periods.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Due to our decision during the quarter to cease the transition of manufacturing operations to Singapore, we will not meet the conditions and business operations to qualify for our previously granted favorable tax incentive in Singapore.  We do not anticipate any adverse financial impact for the failure to achieve these conditions since we did not realize any financial statement benefit from such incentive.

Liquidity and Capital Resources

	September 25,	December 26,
	2010	2009	Change
	(In thousands, except percentages)
Working capital	$398,069	$482,607	(17.5)%
Cash, cash equivalents and marketable securities	371,470	449,235	(17.3)

Working capital: The decrease in working capital in the nine months ended September 25, 2010 was primarily due to the use of cash from operating activities and the decrease in refundable income taxes due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset by the increase in accounts receivable and inventories driven by higher sales level and the decrease in deferred revenue due to our improved collection of payments and reduction in payment terms to certain key customers.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and municipal bonds. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. Cash, cash equivalents and marketable securities include $19.2 million held by our foreign subsidiaries as of September 25, 2010.

Days Sales Outstanding: Days sales outstanding from receivables (“DSO”) were 63 days at September 25, 2010, compared with 103 days at December 26, 2009. The decrease in DSO is primarily due to the $7.2 million write-off of uncollectable debts resulting from the dismissal of complaints against certain customers in the current quarter as well as our improved collection efforts and the shift in sales to customers with shorter payment terms.

	Nine months ended
	September 25,	September 26,
	2010	2009	Change
	(In thousands, except percentages)
Cash used in operating activities	$(58,282)	$(52,504)	11.0%
Cash provided by (used in) investing activities	51,782	(143,212)	136.2
Cash provided by financing activities	3,635	7,627	(52.3)

Cash flows from operating activities: Net cash used in operating activities for the nine months ended September 25, 2010 were primarily driven by the net loss of $167.9 million incurred during the first nine months of fiscal 2010 offset in part by $106.3 million of non-cash charges consisting primarily of $24.7 million of depreciation and amortization, $13.4 million of stock-based compensation, $8.7 million of non-cash restructuring charges, $6.8 million of provision for excess and obsolete inventories and $56.8 million of impairment and loss on disposal of long-lived assets, offset by a gain of $3.5 million related to the release of certain secured borrowings. Net cash provided by the net change in operating assets and liabilities for the nine months ended September 25, 2010 was $3.3 million.

Net cash used in operating activities for the nine months ended September 26, 2009 was primarily driven by the operating loss of $127.7 million offset in part by $89.0 million non-cash charges. The net change in operating assets and liabilities for the nine months ended September 26, 2009 of $13.8 million consisted primarily of the increase in gross accounts receivable due to a shift to longer payment terms for certain customers and a one of our customers extending payments past its original due date, decrease in refundable income taxes due to the receipt of a federal income tax refund of $29.0 million in March 2009, a decrease in prepaid expenses due to the receipt of a consumption tax refund of $3.4 million and a decrease in other assets due to the receipt of $6.7 million related to the termination of a prepaid land lease agreement in Singapore, offset by the decrease in accounts payable and accrued liabilities.

Cash flows from investing activities: Net cash provided by investing activities for the nine months ended September 25, 2010 were primarily related to $331.2 million proceeds from maturities and sales of marketable securities offset by purchases of marketable securities totaling $257.1 million and $22.5 million cash used in the acquisition of property and equipment for new product technology. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets.

Net cash used in investing activities for the nine months ended September 26, 2009 primarily relate to the purchase of marketable securities, net of receipts from the sales and maturities thereof as well as cash used for capital expenditures in support of information technology system upgrades and new product technology. Cash flows used in investing activities for the nine months ended September 26, 2009 also included $1.7 million of consideration paid for the purchase of manufacturing and testing equipment and technology assets from Electroglas out of bankruptcy proceedings.

Cash flows provided by financing activities: Net cash provided by financing activities for the nine months ended September 25, 2010 included $3.8 million proceeds received from the January 2010 and July 2010 purchases under our 2002 Employee Stock Purchase Plan, or ESPP, and $0.6 million proceeds received from the exercises of stock options offset by $0.7 million of stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash provided by financing activities for the nine months ended September 26, 2009 are primarily due to $3.6 million received from the January 2009 and July 2009 purchases under our ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units of $3.5 million.

Our cash, cash equivalents and marketable securities declined in the third quarter of fiscal 2010. Given the uncertainty in the global economy and the timing and relative strength and duration of a recovery in the semiconductor industry, we are focusing on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the fourth quarter of fiscal 2010.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 25, 2010, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 of the Notes to the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009. Our critical accounting policies have not materially changed during the quarter ended September 25, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On or about July 14, 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six of our U.S. patents that cover aspects of our proprietary technology and wafer probe cards.  The complaint sought both injunctive relief and money damages for Micro-Probe’s alleged infringement of FormFactor’s US Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” US Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” US Patent No. 6,965,244 for “High Performance Probe

System,” US Patent No. 7,227,371 for “High Performance Probe System,” US Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and US Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to FormFactor’s confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our US Patent No. 6,624,648, which was the subject of a re-examination proceeding before the USPTO. Micro-Probe and the former employee have both filed answers to our amended complaint. Micro-Probe has filed requests for reexamination with the U.S. Patent and Trademark Office directed to our US Patent No. 6,246,247 and our US Patent No. 6,825,422; the USPTO has not yet issued decisions on either of the requests.

Item 1A. Risk Factors

In addition to the other information in this Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2009, our Quarterly Reports on Form 10-Q for the quarters ended March 27, 2010, and June 26, 2010, and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us, or delays or extends payment for our products past their original due dates.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Three customers represented 22%, 17% and 11% of total revenues for the three months ended September 25, 2010. Three customers represented 22%, 14% and 13% of total revenues for the nine months ended September 25, 2010. In the third quarter of 2010, our ten largest customers accounted for 84% of our revenues. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have in the more recent past experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular quarter. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, or a weaker than anticipated recovery, or another downturn in the semiconductor industry, from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty. Our customers could also fail to pay all or part of an invoice for our products. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue, our financial condition and liquidity could be impacted and we may incur additional charges for bad-debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to file one or more additional actions against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future. Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

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

We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including an ongoing United States federal district court action against a competitor, Phicom Corporation, with a current operating name of TCS Memsys Corp.  We have also filed a lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging, in our amended complaint, that it is willfully infringing five of our U.S. patents that cover aspects of our proprietary technology and wafer probe cards.  Our amended complaint also seeks injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for misappropriation of trade secrets, breach of confidence relative to FormFactor’s confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. We may not obtain a favorable ruling in this U.S. federal district court action. In certain cases, our competitors have initiated re-examination proceedings in the USPTO and invalidity proceedings in foreign patent offices against certain of our patents. Micro-Probe has submitted to the USPTO requests to re-examine two of our U.S. patents that are in the litigation, and it is possible that Micro-Probe, or a third party, could submit a request to re-examine any or all of the other of our U.S. patents that are in suit. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

We have recorded significant restructuring, inventory write-offs and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.

We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2008, fiscal 2009, and fiscal 2010.  In the third quarter of our fiscal 2010, we announced we are ceasing the transition of manufacturing activities to Singapore.  As we continue to align our operations with our global regionalization plan and with business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line method and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, if any, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

Our restructuring plan may not properly align our cost structure with our business needs and overall semiconductor industry requirements and may adversely affect our business, financial condition, or operating results.

During the second quarter of our fiscal 2010, we conducted a reduction in force as part of a company-wide cost reduction plan in order to help focus our resources more strategically towards business needs and industry requirements as part of our global reorganization activities.  During the third quarter of our fiscal 2010, one result of our announced decision to cease transition of our manufacturing activities to Singapore was a substantial reduction in force in Singapore. We expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $3.4 million in the fourth quarter of fiscal 2010 and $3.6 million in the quarters commencing in fiscal 2011 as a result of these restructuring actions. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with our decision to focus our manufacturing operations in Livermore and Japan and to not bring up assembly and test operations in Singapore or in Korea, our business, financial condition, or operating results could be adversely and materially affected. Our business, financial condition and operating results could also be adversely and materially affected if we experience unanticipated inefficiencies as a result of our restructuring activities, such as impaired customer relationships caused by reduced headcount or delay in ramping the manufacture of our SmartMatrix and TouchMatrix products, by the delay in qualifying such Matrix-platform based products, or by our decision to implement an “end of life” plan for our Harmony products. We also cannot assure you that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. Any of these issues could render our restructuring plan ineffective, which could have a materially adverse effect on our business, financial condition, or operating results.

Our efforts to introduce and implement price increases for certain of our products could result in certain customers deciding to not purchase our products, which could negatively impact our business and financial results.

During our second fiscal quarter we issued new pricing guidelines to customers for certain of our products based on our belief that our company pricing strategy and guidelines had fallen below normal industry cost-down trend rates.  We believe that our new pricing guidelines are consistent with normal industry cost learning curves, but certain customers may react negatively to our new pricing and elect to not purchase our products, to purchase fewer of our products as compared to those of our competitors, or to phase out the purchase of our products, in which case our business, financial condition and operating results could be materially and adversely impacted.

Our delay in qualifying our SmartMatrix and TouchMatrix products at certain of our customers could result in the loss of market share at those customers, which could negatively impact our business and financial results.

We are transitioning from our Harmony platform products to our SmartMatrix and TouchMatrix product lines and have notified our customers of our end of life, or EOL, plans for our Harmony products.  Although we believe our new SmartMatrix and TouchMatrix products enable our customers to lower their cost of ownership and we are in, or have completed, the qualification phase of this transition at our customers, we are late to market with these new products and both have lost and do expect to continue to lose market share as we make this product transition.  This share loss is the result of the time required for SmartMatrix and TouchMatrix product qualifications and of our customers’ manufacturing lead times as they move from qualification volumes to full commercial production volumes, which could result in lost opportunities for us and negatively impact our business, financial and operating results.  Because of this market timing, our products are not being used by certain of our customers in their current high volume production runs for certain devices, which could result in our losing follow-on orders for those devices, and could also result in customers electing to continue purchasing wafer probe cards from suppliers other than us to test their future semiconductor devices, which could result in our loss of market share and have a negative impact on our business and financial results.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

99.01+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	9/17/10	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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

FORMFACTOR, INC.

Date: November 3, 2010	By:	/s/ Richard DeLateur

Richard DeLateur
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

99.01+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	9/17/10	000-50307

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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