Form 10-K
period 2010-12-25
FORMFACTOR INC
filed 2011-02-17
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 25, 2010 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Market on that date: $328,049,221. Shares of the registrant's common stock held by each executive officer, director and person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 10, 2011 was 50,716,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 25, 2010, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Form 10-K.

FORMFACTOR, INC.

Form 10-K for the Fiscal Year Ended December 25, 2010

Index

        FormFactor, the FormFactor logo and its product and technology names, including ATRE, DC-Boost, Harmony, MicroSpring, MicroForce, RapidSoak, SmartMatrix, TouchMatrix, OneTouch, Takumi, TRE, TrueScale and TrueScale Lite, are trademarks or registered trademarks of FormFactor in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

        Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 27, 2008, December 26, 2009 and December 25, 2010.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section entitled "Item 1A: Risk Factors", and elsewhere in this Form 10-K.

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

        The impact of one or more of these factors might cause our operating results to vary widely. If our revenues, operating results or outlook fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially. You should carefully consider the numerous risks and uncertainties described above and in such sections.

PART I

Item 1:    Business

        FormFactor, Inc. was incorporated in Delaware in 1993. We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual, separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober, which in turn is connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor, parametric or in-line probe cards. We introduced our first wafer probe card based on our MicroSpring® interconnect technology in 1995. We offer products and solutions that are custom designed for semiconductor manufacturers' unique wafer designs and enable them to reduce their overall cost of test.

        Semiconductor device shipments saw a continuation of the rebound in 2010 that started in late 2009. In fiscal 2010, we saw substantial growth in our markets in the first half of the year. However, the second half of the year began to show signs of weakness, especially in the demand for our products that test Dynamic Random Access Memory, or DRAM, devices. This weakness was the result of numerous factors, including the delay in qualification of our next-generation products at certain of our customers, increasing inventories of DRAM devices and deterioration of average selling prices. Overall, our revenue increased year-over-year in each of the major semiconductor device segments we address—DRAM, Flash and System on Chip, or SoC.

        In 2010, we continued our efforts to improve our company's operating efficiency, to qualify our next generation products implementing our proprietary Matrix architecture structure, and to better position our company to address our current and expected market opportunities. We resized the organization through a series of restructuring actions that included reductions of our world-wide workforce, the consolidation of our property footprint in Livermore, the shut-down of our back-end manufacturing operations in Korea and the cessation of our transition of manufacturing operations to Singapore. These efforts represent a renewed focus on streamlining and simplifying our overall structure and better aligning our operations with the current business environment, as well as reducing our manufacturing cost and improving our cycle times.

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

        Since developing this fundamental technology, we have broadened and refined it to respond to the increasing requirements of testing smaller, faster and more complex semiconductor devices. We continue to invest in research and development activities around our interconnect technologies, including our micro-electro-mechanical systems, or MEMS, technology, as our MicroSpring contacts have scaled in size with the continuing evolution of semiconductors.

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

        Our wafer probe cards are custom products that are designed to order for our customers' unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology enables probe cards for certain applications to be populated with over 40,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 23 mm × 23 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously.

        We have invested and intend to continue to invest considerable resources in our wafer probe card design tools and processes. These tools and processes enable automated routing and trace length adjustment within our complex multi-layer printed circuit boards and greatly enhance our ability to rapidly design and lay out complex printed circuit board structures. Our proprietary design tools also enable us to design wafer probe cards particularly suited for testing today's low voltage, high power chips, which require superior power supply performance. Our MicroSpring interconnect technology is used to provide a very low inductance, low resistance electrical path between the power source and the chip under test.

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

        We have many spring shapes, different geometrically-precise tip structures, various array sizes and diverse printed circuit board layouts that enable a wide variety of solutions for our customers. Our designers select the most appropriate of these elements, or modify or improve upon such existing elements, and integrate them with our other technologies to deliver a custom solution optimized for the specific customer's requirements.

        Our technology investment yielded several advances in fiscal 2010. We achieved a record setting new product ramp with our second generation full wafer contact products, SMART Matrix 100™ for DRAM and TouchMatrix™ for Flash, shipping over 350 units since introduction. These product lines have ramped in volume approximately four times faster than our previous generation Harmony product, and are now in production at four of the top five memory manufacturers worldwide.

        The Matrix platform success is based on its unique architecture, a combination of three dimensional, or 3D, MEMS springs, singulated substrate and custom analog ASICs for high density advanced test equipment, or ATE, signal sharing. The resulting solution delivers precise positioning of contacts on a wafer to improve yield and minimize setup time, rapid temperature scaling to maximize utilization, and extends native ATE parallelism to maximize test cell throughput. Customers are achieving measurable yield benefits, lower repair rates, and substantial cost of ownership improvement with these new products.

Customers

        Our customers include manufacturers in the DRAM, Flash and SoC markets. Our customers use our wafer probe cards to test DRAM chips including DDR, DDR2, DDR3, SDRAM, PSRAM, mobile DRAM, and Graphic DRAM, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors, microcontrollers and analog devices.

        Three customers accounted for 46.0% of our revenues in fiscal 2010, one customer accounted for 49.1% of our revenues in fiscal 2009 and three customers accounted for 53.9% of our revenues in fiscal 2008, as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Elpida Memory(1)	21.2%	49.1%	29.7%
Hynix Semiconductor(2)	12.8	*	*
Samsung(3)	12.0	*	*
Intel Corporation	*	*	13.5
Spansion	*	*	10.7

Total	46.0%	49.1%	53.9%

(1)
Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corp. and Tera Probe.

(2)
Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

(3)
Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

*
Less than 10% of revenues.

        The percentages above reflect customer constellations as of December 25, 2010. Prior period concentrations have been updated to reflect the current customer compositions.

        Information concerning revenue by geographic region and by country based upon ship to location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues—Revenue by Geographic Region" and Note 14—Operating Segment and

Geographic Information of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Form 10-K.

Backlog

        Our backlog was $37.5 million at December 25, 2010 compared to $43.6 million at December 26, 2009. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times produce our products in anticipation of receiving orders for our products. However, backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.

Manufacturing

        Our wafer probe cards are custom products that we design and manufacture to order for our customers' unique wafer designs. Our proprietary manufacturing processes can generally be divided into a front-end process, which includes wirebonding, photolithography, plating and metallurgical processes, dry and electro-deposition, pick and place assembly and complex interconnection system design, and a back-end process, which includes assembly and test and quality control. The critical steps in our manufacturing process are performed in a Class 100 clean room environment.

        We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. Some of these components and materials are supplied by a single vendor. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and materials.

        During fiscal 2010, we undertook a restructuring of our manufacturing operations. The purpose of the restructuring was to simplify our overall manufacturing framework, better align our operations with the current business environment and reduce both manufacturing cost and cycle times. As part of this simplification, we shut-down our Korea back-end manufacturing operations and ceased the transition of our manufacturing operations to Singapore. Our primary manufacturing facility is located in Livermore, California, and we continue to perform certain manufacturing operations in Japan.

        We maintain repair and service capability in Livermore, California, United States. We also provide repair and service capabilities in our service centers in Austin, Texas, United States; Gyeonggi-do, South Korea; Dresden, Germany; Yokohama City, Japan and Jubei City, Taiwan.

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

        Research and development expenses were $55.4 million for fiscal 2010, $57.5 million for fiscal 2009 and $65.5 million for fiscal 2008.

        Our research and development activities, including our product engineering activities, are directed by individuals with significant expertise and industry experience.

Sales and Marketing

        We sell our products utilizing a proprietary sales model that emphasizes the customer's total cost of ownership as it relates to the costs of test. With this sales model, we strive to demonstrate how test costs can be reduced by simulating the customer's test floor environment, including testers and probers, utilizing our products and comparing the overall cost of test to that of conventional and competitive wafer probe cards.

        We sell our products worldwide primarily through a combination of a global direct sales force, independent sales representatives and value added resellers.

        Our sales and marketing staff, located in the United States, Taiwan, Japan, South Korea and Singapore, work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.

        We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.

Environmental Matters

        We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2010. In fiscal 2009 we did receive one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of December 25, 2010.

        While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operations, which may adversely impact our operating results and cash flows. New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could also harm our operations or subject us to monetary liabilities, thereby adversely impacting our operating results and cash flows.

Competition

        The highly competitive wafer probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Micro-Probe, Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., Touchdown Technologies (a Verigy, Ltd. company), TSE Co., Ltd., and Wentworth Laboratories, Inc., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product performance quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.

        Some of our competitors are also suppliers of other types of test equipment or other semiconductor equipment, or offer both advanced wafer probe cards and vertical or needle probe cards, and may have greater financial and other resources than we do. We expect that our competitors will enhance their current wafer probe products and that they may introduce new products that will be competitive with our wafer probe cards. In addition, it is possible that new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

        Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of our current competitive advantages. Our ability to compete favorably may also be adversely affected by (1) delays in qualification of our next-generation products, (2) low volume orders that do not meet our present minimum volume requirements, (3) very short cycle time requirements which may be difficult for us to meet, (4) long-standing relationships between our competitors and certain semiconductor manufacturers, and (5) semiconductor manufacturer test strategies that include low performance semiconductor testers.

Intellectual Property

        Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the semiconductor testing requirements of our customers, to maintain and protect our proprietary technology and to conduct our business without infringing on the proprietary rights of others. We rely on a combination of patents, trade secrets, trademarks and contractual restrictions on disclosure to protect our intellectual property rights.

        As of December 25, 2010, we had 747 issued patents, of which 398 are United States patents and 349 are foreign patents. The expiration dates of these patents range from 2011 to 2028. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 25, 2010, we had 553 patent applications pending worldwide, including 119 United States applications, 417 foreign national or regional stage applications and 17 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.

        We have both registered and unregistered trademarks, including FormFactor, ATRE, DC-Boost, Harmony, MicroSpring, MicroForce, RapidSoak, SmartMatrix, TouchMatrix, OneTouch, TRE, TrueScale, TrueScale Lite and the FormFactor logo.

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

        Legal protections afford only limited protection for our proprietary rights. We also may not be successful in our efforts to enforce our proprietary rights. To date, for example, we have been unsuccessful in our efforts to enforce certain of our patent rights and obtain injunctive relief for violation of those rights in South Korea, and through the U.S. International Trade Commission, or ITC. The ITC initiated an investigation into certain activities of two companies based on a complaint we filed in late 2007, but did not find a violation of Section 337 of the U.S. Tariff Act of 1930 and terminated its investigation in November 2009 without issuing an exclusionary order against any products. Notwithstanding our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. From time to time, we have become aware of situations where others are or may be infringing on our proprietary rights. We evaluate these situations as they arise and elect to take actions against these companies as we deem appropriate. Others might independently develop similar or competing technologies or methods, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights or hold invalid our intellectual property rights. In addition, leading companies in the semiconductor industry have extensive patent portfolios and other intellectual property with respect to semiconductor technology. Actions have been filed in the U.S. Patent and Trademark Office and patent offices in other countries, challenging the validity of certain of our patents. In the future, we might receive claims that we are infringing intellectual property rights of others or that our patents or other intellectual property rights are invalid. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us.

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

Employees

        As of December 25, 2010, we had 729 regular full-time employees, including 180 in research and development, 76 in sales and marketing, 80 in general and administrative functions, and 393 in operations. By region, 532 of our employees were in North America, 64 in Japan, 32 in South Korea, 76 in Singapore, 20 in Taiwan, and 5 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        We maintain a website at http://www.formfactor.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United State Securities and Exchange Commission, or SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

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

Directors and Executive Officers

        Directors.    The names of the members of our board of directors, their ages as of December 25, 2010 and their current occupations are set forth below.

Name of Director	Age	Current Occupation
Dr. Homa Bahrami(1)	55	Senior Lecturer at the Haas School of Business, University of California Berkeley
G. Carl Everett, Jr.(2)	60	Venture Partner at Accel LLP
Dr. Chenming Hu(1)	62	TSMC Distinguished Chair Professor of Microelectronics in Electrical Engineering and Computer Science at the University of California, Berkeley
Lothar Maier	55	Chief Executive Officer and Director of Linear Technology Corporation
James A. Prestridge	78	Director of FormFactor, Inc.
Thomas St. Dennis	57	Chief Executive Officer and Director of FormFactor, Inc.
Harvey A. Wagner(1)	69	Chief Executive Officer, President and Director of Caregiver Services, Inc.
Edward Rogas, Jr.	69	Director of Vitesse Semiconductor Corporation and Vignani Technologies Pvt Ltd

(1)
Homa Bahrami, Chenming Hu and Harvey Wagner resigned from the Board of Directors of the Company effective December 26, 2010, the beginning of our fiscal 2011. The resignations were not the result of any disagreement with the Company and were part of the Company's larger efforts to streamline operations.

(2)
Mr. Everett became the Chairman of our Board of Directors on December 26, 2010.

        Dr. Homa Bahrami served as a Director from December 2004 through December 25, 2010. Dr. Bahrami is a Senior Lecturer at the Haas School of Business, University of California, Berkeley. Dr. Bahrami is also a Faculty Director of the Center for Executive Education and a Board Member of the Center for Trading Excellence, both at the Haas School of Business, University of California, Berkeley. Dr. Bahrami has been on the Haas School faculty since 1986 and is widely published on organizational design and organizational development challenges and trends in the high technology sector. Dr. Bahrami currently serves on the board of directors of one privately held company. Dr. Bahrami holds a Ph.D. in organizational behavior from Aston University, United Kingdom.

        G. Carl Everett, Jr. has served as a Director since June 2001 and served as our interim Chief Executive Officer from May 19, 2010 to mid-September 2010, and as our Executive Chairman from mid-September 2010 through December 25, 2010. Mr. Everett founded GCE Ventures, a venture advisement firm, in April 2001. Mr. Everett has served as a venture partner at Accel LLP, a venture capital firm, since 2002. From February 1998 to April 2001, Mr. Everett served as Senior Vice President, Personal Systems Group of Dell Inc. During 1997, Mr. Everett was on a personal sabbatical. From 1978 to December 1996, Mr. Everett held several management positions with Intel Corporation, including Senior Vice President and General Manager of the Microprocessor Products Group, and Senior Vice President and General Manager of the Desktop Products Group. Mr. Everett currently serves on the board of directors of three privately held companies. Mr. Everett holds a B.A. in business administration and an honorary Doctorate of Laws from New Mexico State University.

        Dr. Chenming Hu served as a Director from December 2009 through December 25, 2010. Dr. Hu is the TSMC Distinguished Chair Professor of Microelectronics in Electrical Engineering and Computer Sciences at the University of California, Berkeley, and has been a Professor of Electrical Engineering and Computer Sciences at the University of California, Berkeley since 1976. From 2001 through 2004, Dr. Hu was the Chief Technology Officer at Taiwan Semiconductor Manufacturing Company Limited, a dedicated semiconductor foundry. From 1995 through 2003, Dr. Hu served as the Chairman of the board of directors of Celestry Design Technologies, Inc., a complete, full-chip SoC silicon accurate sign-off solution provider, which Cadence Design Systems, Inc. acquired in 2003. Dr. Hu was also the co-founder of Celestry Design Technologies. From 1973 through 1976 Dr. Hu was an assistant professor at the Massachusetts Institute of Technology. Dr. Hu has served as a member of the Board of Directors of MoSys, Inc., a publicly traded company, since January 2005, and of SanDisk Corporation, a publicly traded company, since September 2009, where he is a member of the Compensation Committee. Dr. Hu currently serves on the board of directors of one privately held company, where he is a member of the Audit Committee. Dr. Hu holds a B.S. in Electrical Engineering from National Taiwan University, Taiwan and an M.S. and a Ph.D. in Electrical Engineering from the University of California, Berkeley.

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

        James A. Prestridge has served as a Director since April 2002, and has served as Chairman of our Board of Directors from August 2005 to June 2008, and from May 2009 to September 2010. Mr. Prestridge served as our Lead Independent Director from June 2008 to May 2009 and from September 2010 to December 2010. Mr. Prestridge served as a consultant for Empirix Inc., a provider of test and monitoring solutions for communications applications, from October 2001 until October 2003. From June 1997 to January 2001, Mr. Prestridge served as a Director of five private companies that were amalgamated into Empirix. Mr. Prestridge served as a member of the board of directors of Teradyne, Inc., a manufacturer of automated test equipment, which is a publicly traded company, from 1992 until 2000. Mr. Prestridge was Vice-Chairman of Teradyne from January 1996 until May 2000 and served as Executive Vice President of Teradyne from 1992 until May 1997. Mr. Prestridge holds a B.S. in general engineering from the U.S. Naval Academy and an M.B.A. from Harvard University. Mr. Prestridge served as a Captain in the U.S. Marine Corps.

        Thomas St. Dennis has served as our Chief Executive Officer and a Director since mid-September 2010, when he joined our company. Mr. St. Dennis previously held various positions at Applied Materials, Inc. from 1992 to 1999 and again from 2005 to 2009. His most recent role at Applied Materials, Inc. was the Senior Vice President and General Manager of the Silicon Systems Group. He also worked at Novellus Systems, Inc. as the Executive Vice President of Sales and Marketing from

2003 to 2005. From 1999 to 2003 Mr. St. Dennis was the President and CEO of Wind River Systems, Inc. Mr. St. Dennis holds a B.S. in Physics and a M.S. in Physics, both from UCLA.

        Harvey A. Wagner served as a Director from February 2005 through December 25, 2010. Mr. Wagner joined Caregiver Services, Inc., a provider of in-home care services, as the President and Chief Executive Officer and a member of the board of directors on April 7, 2008. Mr. Wagner founded the H.A. Wagner Group, LLC, a consulting firm, where he has served as managing principal since July 2007. Mr. Wagner previously served as President and Chief Executive Officer of Quovadx, Inc. (now Healthvision, Inc.), a software and services company, from October 2004 to July 2007, and as a member of the board of directors of Quovadx from April 2004 to July 2007. From May 2004 through October 2004, Mr. Wagner served as acting President and Chief Executive Officer of Quovadx. Prior to joining Quovadx, he served as Executive Vice President and Chief Financial Officer of Mirant Corporation, an independent energy company, from January 2003 through April 2004. Prior to joining Mirant, Mr. Wagner was Executive Vice President of Finance, Secretary, Treasurer, and Chief Financial Officer at Optio Software, Inc., a provider of business process improvement solutions, from February 2002 to December 2002. From May 2001 to January 2002, he performed independent consulting services for various corporations. He was Chief Financial Officer and Chief Operating Officer for PaySys International, Inc. from December 1999 to April 2001. Mr. Wagner also serves on the board of directors of Cree, Inc., a publicly traded company, since February 2004 where he is Chairman of the Audit Committee and a member of the Nominating and Governance Committee. Mr. Wagner also serves on the Board of Startek, Inc., a publicly traded company, since May 2008 where he is Chairman of the Audit Committee, a member of the Governance Committee and a member of the Compensation Committee. Mr. Wagner holds a B.B.A. in accounting from the University of Miami.

        Edward Rogas, Jr.    has served as a Director since October 2010. Mr. Rogas currently serves on the Boards of Vitesse Semiconductor Corporation and Vignani Technologies Pvt Ltd. Mr. Rogas served as a Director of Photon Dynamics, Inc., from May 2006 to October 2008. Mr. Rogas held management positions at Teradyne, Inc. for over 30 years, including serving as Senior Vice President from 2000 through 2005. Mr. Rogas holds degrees of M.B.A. (with distinction) from Harvard Business School and B.S. from the United States Naval Academy.

        Executive Officers.    Our executive officers, their ages and their positions with our company as of December 25, 2010 are set forth below.

Name	Age	Position
Thomas St. Dennis	57	Chief Executive Officer
Richard DeLateur	52	Chief Financial Officer
Stuart L. Merkadeau	49	Senior Vice President, General Counsel and Secretary

        Richard DeLateur has served as our Chief Financial Officer since May 2010, when he joined our company. He is a 20-year veteran of Intel's finance team, where he held various positions, including the role of Vice President and Group Controller of Worldwide Technology and Manufacturing. Mr. DeLateur more recently served as CFO at the private companies Fluidigm Corporation and Topsin Corporation. He had also served as a Director at Numonyx Corp., a leading manufacturer of flash memory which is now part of Micron Technology, Inc.

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

Item 1A:    Risk Factors

        In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risk factors discussed in this Form 10-K in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could be materially adversely affected. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Periodic economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.

        The recent and historical global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations and financial condition. We may experience continued declines in demand for our probe cards resulting from our customers continuing to conserve cash by cutting production, postponing the implementation of tooling cycles and delaying the ramp of new technology nodes in response to slow demand for consumer and other products incorporating devices tested with our wafer probe cards. We may experience continued pricing pressure on certain of our products, which may reduce our gross margins. A protracted downturn could cause additional customers to file for bankruptcy protection as occurred in 2009 with our customers Spansion and Qimonda, resulting in our loss of revenue. In the past environment, customers were seeking extended payment terms or delaying payment for our products past their original due dates, which could impact their payment histories resulting in our deferral of revenue and which could increase our potential bad debt exposure. In fiscal 2009, we recorded a $5.0 million pre-tax expense to increase our allowance for doubtful accounts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers.

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

        A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Three customers represented 21.2%, 12.8% and 12.0% of total revenues in fiscal 2010. One customer represented 49.1% of total revenues in fiscal 2009. In fiscal 2010 and in fiscal 2009, our ten largest customers accounted for 82.8% and 88.4% of our revenues, respectively. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have in the more recent past experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular period. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, or a weaker than anticipated recovery, or another downturn in the semiconductor industry, from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers' operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers' unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

Our customers could also fail to pay all or part of an invoice for our products. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue, our financial condition and liquidity could be adversely impacted and we may incur additional charges for bad-debt reserve to the extent certain of our customers continue to face financial difficulties during this downturn. It is also possible that if we make the decision to initiate legal proceedings against customers to seek payment of outstanding receivables that it will negatively impact a customer relationship and result in lost revenues in the future. Customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

        We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted in, and in the future is likely to result in, price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. Competitive products may not have better performance, lower prices and/or broader acceptance than our products, but may be able to meet shorter delivery times required by customers and result in the loss of revenue for us. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Micro-Probe, Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., Touchdown Technologies (a Verigy, Ltd. company), TSE Co., Ltd., and Wentworth Laboratories, Inc., among others.

        Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe cards for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is also possible that one or more of our competitors may be able to increase their relative revenue with mutual customers, resulting in a loss of revenue share to us. It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.

        If we chose not to protect our proprietary rights or fail in our efforts to protect our proprietary rights, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. To date, we have not been successful in our efforts to enforce our proprietary rights and obtain injunctive relief for violation of those rights in South Korea and in the United States. As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

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

        We have spent in the past and may be required to spend in the future significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights, and we are currently involved in patent infringement litigation, including an ongoing United States Federal District Court action against a competitor, Phicom Corporation, with a current operating name of TCS Memsys Corp. We have also filed a lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging, in our amended complaint, that it is willfully infringing five of our U.S. patents that cover aspects of our proprietary technology and wafer probe cards. Our amended complaint also seeks injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for misappropriation of trade secrets, breach of confidence relative to FormFactor's confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. We may not obtain a favorable ruling in this U.S. federal district court action.

        In certain cases, our competitors have initiated re-examination proceedings in the USPTO and invalidity proceedings in foreign patent offices against certain of our patents. Micro-Probe has submitted to the USPTO requests to re-examine all five of our U.S. patents that are in the litigation; three of the requests have been granted and the USPTO has not yet made a determination as to whether it will grant the requests directed to the other two patents. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.

If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.

        We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transitions to 3x nanometer (DRAM) and 2x nanometer (Flash) technology nodes, to higher gigabit density devices, and to Double Data Rate III architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features.

        In October 2009, we acquired certain intellectual property rights and other technology assets related to precision motion control automation from Electroglas, Inc. ("Electroglas"), a company under Chapter 11 bankruptcy protection, in order to complete the development of a custom pick and place assembly system for use in the manufacture of products incorporating our proprietary Matrix architecture. Our development effort was delayed by, among other things, the financial condition and absence of a dedicated and focused engineering effort at Electroglas. This development delay resulted in our next-generation matrix-architecture products being late to be qualified for testing certain memory devices, which negatively impacted our revenues and operating results. In the future, it is possible that our internal development efforts and engagements with third parties regarding the development of manufacturing equipment having similar functionality may have a lengthy bring-up time and negatively impact our ability to complete new products and realize revenue from those products.

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

        We are working with some customers as they evolve the focus of their semiconductor test efforts from the individual device level to the wafer level. This evolution is typically a long-term process in which the outcome and the effect on our business are not clear. Semiconductor manufacturers might not adopt wafer-level final test, for some device types, in a way that uses our technology. Our technology's ability to perform elements of final test on the wafer may not scale with the needs of semiconductor manufacturers. Further, the pace and manner in which wafer-level testing is adopted will also vary by manufacturer and will be affected by factors like capital tooling cycles and end market growth in different application segments. We believe, for example, that testing in stacked packaging or 3-D packaging applications is more likely to migrate to wafer level test than other applications. If the migration of elements of final test to wafer probe test does not grow as we anticipate, or if semiconductor manufacturers do not adopt our technology for their wafer probe test requirements, market acceptance of other applications for our technology could be delayed. In addition, to the extent manufacturers do not invest in wafer test technology enabling the identification of known good die, or KGD, or if the projected or anticipated investment in such technology is delayed or reduced, it could delay the introduction of certain of our technologies and negatively affect our business.

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

        We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2008, fiscal 2009, and fiscal 2010, including the cessation of the transition of manufacturing operations to Singapore in the third quarter of our fiscal 2010. We have also recorded material asset impairment charges in the third quarter of fiscal 2010 related to an enterprise-wide asset impairment. As we continue to align our operations with our business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line method and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we used to calculate the amount of impairment charge, if any, could result in a change to the estimation of fair value that could result in future impairment charges. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.

Our restructuring plan may not properly align our cost structure with our business needs and overall semiconductor industry requirements and may adversely affect our business, financial condition, or operating results.

        During the second quarter of our fiscal 2010, we conducted a reduction in force as part of a company-wide cost reduction plan in order to help focus our resources more strategically towards business needs and industry requirements as part of our global reorganization activities. During the third quarter of our fiscal 2010, one result of our announced decision to cease transition of our manufacturing activities to Singapore was a substantial reduction in force in Singapore. During the fourth quarter of fiscal 2010, we further reduced our global workforce across the organization. We expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $4.0 million in the quarters commencing in fiscal 2011 as a result of these restructuring actions. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with our decision to focus our manufacturing operations in Livermore and Japan and to not bring up assembly and test operations in Singapore or in Korea, our business, financial condition, or operating results could be adversely and materially affected. Our business, financial condition and operating results could also be materially adversely affected if we experience unanticipated inefficiencies as a result of our restructuring activities, such as impaired customer relationships caused by reduced headcount or delay in ramping the manufacture of our SmartMatrix and TouchMatrix products, by the delay in qualifying such Matrix-platform based products, or by our decision to implement an "end of life" plan for our Harmony products. We also cannot assure you that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. Any of these issues could render our restructuring plan ineffective, which could have a material adverse effect on our business, financial condition, or operating results.

If we do not successfully restructure our operations to better position our company for long-term, profitable growth, we might not succeed.

        During an extended period of rapid growth and expansion in 2007 and the several years prior, we primarily focused on growing capacity and meeting customer mission-critical needs. In light of the semiconductor slow down which started impacting us in 2008, we are now focusing on improving our operating efficiency to achieve operating cash flow break even in the current business environment and to better position our company for long-term, profitable growth. The timing, length and severity of the cyclical downturns in the semiconductor industry are difficult to predict. This cyclicality affects our ability to accurately predict our future operating results and plan our business, and could also impair the value of our tangible and intangible assets. We implemented global cost reduction plans in fiscal 2008, 2009 and 2010, and are continuing to pursue measures to improve our operating efficiency. Such measures have included workforce reductions, the implementation of a shared service center, the consolidation of manufacturing capacity and the centralization of support functions to regional and global shared service centers. If we do not successfully implement our global cost reduction plan and other measures for optimizing our financial model for prevailing market conditions, our competitiveness could be seriously harmed, our ability to invest in our business for future growth may be negatively impacted and our company might not succeed. If we do not successfully restructure our operations by, for example, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts, and continue to motivate and retain our key employees, we may experience continued deterioration in our business and our company might not succeed. In addition, as the business environment improves, if we are unable to proactively and effectively manage our operations and/or realign our controls, systems and infrastructure to changing business conditions, we may not be in a position to boost our personnel, manufacturing capacity, service capabilities and productivity, and support growth in response to increasing customer demand for our products, which would, in turn, have a negative impact on our operating results. Adverse general economic conditions may also impair the recovery of our business.

Our efforts to introduce and implement price increases for certain of our products could result in certain customers deciding to not purchase our products, which could negatively impact our business and financial results.

        During our second fiscal quarter we issued new pricing guidelines to customers for certain of our products based on our belief that our company pricing strategy and guidelines had fallen below normal industry cost-down trend rates. We believe that our new pricing guidelines are consistent with normal industry cost learning curves, but certain customers have reacted, and may in the future react, negatively to our new pricing and elect to not purchase our products, to purchase fewer of our products as compared to those of our competitors, or to phase out the purchase of our products, in which case our business, financial condition and operating results could be materially and adversely impacted.

Our delay in qualifying our SmartMatrix and TouchMatrix products at certain of our customers could result in the continued loss of market share at those customers, which could negatively impact our business and financial results.

        We are transitioning from our Harmony platform products to our SmartMatrix and TouchMatrix product lines and have notified our customers of our end of life, or EOL, plans for our Harmony products. Although we believe our new SmartMatrix and TouchMatrix products enable our customers to lower their cost of ownership and we are in, or have completed, the qualification phase of this transition at our customers for DRAM and flash memory applications, we are late to market with these new products and both have lost and do expect to continue to lose market share as we make this product transition. This share loss is the result of the time required for SmartMatrix and TouchMatrix product qualifications and of our customers' manufacturing lead times as they move from qualification volumes to full commercial production volumes, which could result in lost opportunities for us and negatively impact our business, financial and operating results. Because of this market timing, our products are not being used by certain of our customers in their current high volume production runs for certain devices, which could result in our losing follow-on orders for those devices, and could also result in customers electing to continue purchasing wafer probe cards from suppliers other than us to test their future semiconductor devices, which could result in our loss of market share and have a negative impact on our business and financial results.

Changes in our tax rates, inability to realize our deferred tax assets or exposure to additional tax liabilities could adversely affect our operating results.

        We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. The amount of income taxes we pay are subject to audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our operating results. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates or changes in tax laws. Realization of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income. If we determine that we may not be able to realize some portion of our deferred tax assets in the future, we would record a valuation allowance against the deferred tax assets that could result in additional income tax expense. This valuation allowance will not limit our ability to utilize our federal and state deferred tax assets to offset future U.S. profits.

Our equity plans have evergreen provisions that automatically increase the number of shares available for issuance each year without stockholder approval, and as a result of this annual increase in shares, you may experience dilution and we may not seek your approval for further additions to our existing plans or for new plans.

        Our 2002 Equity Incentive Plan and 2002 Employee Stock Purchase Plan have evergreen provisions that automatically increase the number of shares available for issuance under these plans each year without stockholder approval. Specifically, our 2002 Equity Incentive Plan's evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 5% of the total amount of our outstanding common stock as of December 31st of the prior year, and our 2002 Employee Stock Purchase Plan's evergreen provision increases the number of shares available for issuance on each January 1st by an amount equal to 1% of the total amount of our outstanding common stock as of December 31st of the prior year. These evergreen provisions, which have a compounding effect, have been in place since the adoption of the plans in 2003. In 2011, these evergreen provisions added 2,524,395 shares to the 2002 Equity Incentive Plan and 504,879 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2011. In 2010, these evergreen provisions added 2,488,180 shares to the 2002 Equity Incentive Plan and 497,636 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2010. In 2009, these evergreen provisions added 2,453,115 shares to the 2002 Equity Incentive Plan and 490,623 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2009. In 2008, these evergreen provisions added 2,432,112 shares to the 2002 Equity Incentive Plan and 486,422 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2008, and we had 49,062,308 shares of common stock outstanding on December 27, 2008. In 2007, these evergreen provisions added 2,343,067 shares to the 2002 Equity Incentive Plan and 468,613 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2007, and we had 48,642,258 shares of common stock outstanding on December 29, 2007. In 2006, these evergreen provisions added 2,011,834 shares to the 2002 Equity Incentive Plan and 402,366 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2006, and we had 46,861,334 shares of common stock outstanding on December 30, 2006. In 2005, these evergreen provisions added 1,944,281 shares to the 2002 Equity Incentive Plan and 388,856 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2005, and we had 40,236,686 shares of common stock outstanding on December 31, 2005. In 2004, these evergreen provisions added 1,840,502 shares to the

2002 Equity Incentive Plan and 368,100 shares to the 2002 Employee Stock Purchase Plan, which shares were available for issuance on January 1, 2004, and we had 38,885,637 shares of common stock outstanding on December 25, 2004. Since the adoption of the plans, we have added 15,513,091shares to the 2002 Equity Incentive Plan and 3,102,616 shares under the 2002 Employee Stock Purchase Plan. Due to the annual increase in the amount of shares available for issuance under these equity plans and to the extent that we issue these shares and they become outstanding, you will continue to experience dilution. While the equity plans are in effect, it is more likely that due to the plans' evergreen provision, we will not ask our stockholders to approve or disapprove further additions to the plans. In addition, while the equity plans are in effect, it is more likely that due to the plans' evergreen provisions, we will not ask our stockholders to approve or disapprove the adoption of any new equity plans.

Cyclicality in the semiconductor industry is currently adversely impacting our sales and may do so in the future, and as a result we have experienced and may continue to experience reduced revenues and operating results.

        The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. The current global economic and semiconductor downturns have caused and may continue to cause our operating results to decline dramatically from one period to the next. For example, our revenues in fiscal 2009 declined by 35.6% compared to our revenues for fiscal 2008, due in significant part to continuing challenges in semiconductor market conditions, particularly in the DRAM and Flash markets; and our fiscal 2010 fourth quarter revenues declined from our fiscal 2010 third quarter revenues by 7.3%. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, and defer their adoption of emerging technologies during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers' costs related to semiconductor devices approach or exceed the sales price of the devices. As a result, we would experience reduced revenues due to the decreased demand for our wafer probe cards by our semiconductor manufacturer customers, which is what we are experiencing in this current downturn. Accordingly, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may continue to decline and cause us to experience further operating losses.

If we are unable to efficiently manufacture and ramp production of our new probe card products, our business may be materially adversely affected.

        We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time it takes for us to design, manufacture and deliver our products in volume. If we cannot, our new products may not be commercially successful, our revenues may be adversely affected, our customer relationships and our reputation may be harmed and our business may be materially adversely affected. To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs as we optimize capacity and yields, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes, and expansion of manufacturing capacity and ramp of production volume to meet customer demand, which have caused and could cause in the future, our operating results to decline. We have also experienced, and may experience in the future, difficulties in manufacturing our complex products in volume on time and at acceptable yields and cost and installation issues in the field due to complexity of customer design requirements, including integration of wafer probe cards with varying customer test cell environments and testing of semiconductor devices over a wide temperature range. For example, we experienced challenges transitioning our Harmony architecture-based products from a lower-volume, engineering-assisted process to a high-volume manufacturing process. These problems resulted in missed opportunities with customers. If we experience challenges in our transition to our Matrix architecture products, or other next generation products, such difficulties could cause additional product delivery delays and lost sales. This increases our vulnerability to our competitors and the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.

Industry consolidation could adversely affect the market for our products, which could cause a decline in our revenues.

        Consolidation in the semiconductor industry, particularly among manufacturers of DRAM devices, would reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. The global economic downturn caused significant disruption within the semiconductor industry. The semiconductor industry now has a smaller customer landscape than in past years. The loss of additional customers could further concentrate, and could adversely affect, the market for our products. Consolidation may lead to lost or delayed sales, reduced demand for our wafer probe cards, loss of market share and increased pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.

We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we continue to experience a downturn in demand for our DRAM products, our revenues could decline further.

        We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other SoC devices. For fiscal 2010 and for fiscal 2009, sales to manufacturers of DRAM devices accounted for 69.6% and 80.4%, respectively, of our revenues; sales to manufacturers of flash memory devices accounted for 15.9% and 5.4%, respectively, of our revenues and sales to manufacturers of SoC devices accounted for 14.5% and 14.2%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the full wafer contactor flash memory and SoC markets and to gain additional market share with manufacturers of flash memory and SoC devices. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards, or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our next generation wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement, and if we are unable to continually, efficiently and in a timely manner improve our products, which could result in reduced demand for our products and our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.

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

Consolidation within the semiconductor test equipment market could negatively impact our ability to compete and negatively impact our revenue and operating results.

        There has been a recent move toward consolidation within the semiconductor test equipment market. For example, in 2009, Touchdown Technologies, Inc., a probe card manufacturer, was acquired by Verigy Ltd., a tester company, and in 2010, after Verigy announced an intent to combine with LTX Credence, a tester company, Advantest Corporation, made an unsolicited bid to acquire Verigy. This consolidation trend could change our interactions and relationships with semiconductor tester and prober companies and negatively impact our revenue and operating results.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenues in any quarter are substantially dependent upon customer orders received and fulfilled in that quarter.

        Our revenues are difficult to forecast because we generally do not have sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a substantial percentage of our revenues in any quarter depend upon customer orders for our wafer probe cards that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenues and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to our expectations could hurt our operating results.

We manufacture substantially all our products at our facility in Livermore, California, and any disruption in the operations of this facility could adversely impact our business and operating results.

        Our manufacturing processes require sophisticated and costly equipment and a specially designed facility, including a semiconductor clean room. We manufacture the majority of our wafer probe cards at our facility located in Livermore, California, and we have certain manufacturing capabilities in our Japan facility. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.

If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.

        Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet such manufacturers' relatively short cycle time requirements. We, for example, have lost sales in the past where we were unable to meet a customer's required delivery schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales. If we are unable to grow design capacity in the event demand increases, our ability to respond to customer requirements could be challenged and our revenues could be negatively impacted.

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers could cause production delays and a substantial loss of revenues.

        We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries and poor component quality. In addition, the ability of any of these suppliers to timely provide us with sufficient quality materials would be adversely affected if they are forced to reduce or discontinue operations due to financial difficulties, which is a heightened risk during the current economic downturn. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process. From time to time, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers, would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments or pay in advance to ensure our source of supply. In an industry downturn or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. Further, if a customer's needs for a particular probe card design and purchase orders for those probe cards are spread out over several months as opposed to being placed at one time in a single purchase order, it may require us to purchase excessive materials in light of minimum purchase requirements or to be unable to realize volume discounts for materials because of the lack of visibility into the customer's overall purchase plan. These purchase issues would require us to incur a greater cost of goods sold than we might otherwise realize. Additionally, if we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.

Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.

        The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the miswiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failure, failure of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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

        The occurrence of any one or more of these events could adversely affect our operating results.

        In addition, if any of our products fails to meet specifications when installed in the customer's test environment, or has reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns or warranty costs and the loss of existing customers or the failure to attract new customers. Our customers use our products with test equipment and software in their manufacturing facilities. Our products must be compatible with the customers' equipment and software to form an integrated system. While we have designed our test capabilities and standards to replicate the actual test environment of our customers and continually work to improve our capabilities, it is possible that our wafer probe card will perform differently in the customers' actual test environments. If our wafer probe card does not function properly within a customer's specific test environment, we could be required to provide field application engineers to locate the problem, which can take time and resources. If the problem relates to our wafer probe cards, we might have to invest significant capital, manufacturing capacity and other resources to correct it. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.

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

        We believe our ability to successfully manage and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire. Additionally, we have implemented global cost reduction plans in which we have reduced our workforce, which could make it challenging to retain key people and recruit new talent, as needed. While we are implementing programs that will include goals for attracting employees, and we may grant additional equity compensation to certain employees outside of our annual equity grant program for retention purposes, or implement retention bonus programs for certain employees, there can be no assurance that we will be able to successfully recruit and retain the qualified personnel we require.

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

        We may also make certain investments in complementary or supplementary businesses, products or technologies in the future. Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, may cause delays in product delivery and might not be successful. Future acquisitions and investments could divert our management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

As part of our sales process, we could incur substantial sales and engineering expenses that do not result in revenues, which would harm our operating results.

        Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that our customers require to evaluate and qualify our wafer probe cards is typically between three and 12 months and sometimes longer. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our wafer probe cards and developing wafer probe cards customized to the potential customer's needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer. For example, many semiconductor designs never reach production, including designs for which we may have expended design effort and expense. In addition, prospective customers might decide not to use our wafer probe cards. The length of time that it takes for the evaluation process and for us to make a sale depends upon many factors including:

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

        Sales of our products to customers outside the United States have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 79.7% and 81.9% for fiscal 2010 and fiscal 2009, respectively. Additionally, certain of our South Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States. These risks and challenges include:

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

        Any of these factors could harm our existing international operations and business, impair our ability to continue expanding into international markets or materially adversely affect our operating results.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.

        The trading prices of the securities of technology companies have been highly volatile, and from January 1, 2010 through February 10, 2011, our stock price has ranged from $6.95 a share to $21.92 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

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

Item 1B:    Unresolved Staff Comments

        None.

Item 2:    Properties

        Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California, United States. Our corporate headquarters is comprised of a campus of six buildings totaling approximately 210,000 square feet, with one of the six buildings currently vacant. We presently lease those six buildings. We also own one building which was a part of our older manufacturing facility and which we are no longer using. That building is presently available for sale. In addition, we lease office, repair and service, manufacturing and/or research and development space both inside and outside of the United States. The leases expire at various times through 2021. In connection with our restructuring actions implemented in fiscal 2010, we ceased using certain manufacturing properties in Singapore and Livermore, California. These properties are currently vacant and marketed to sublease. We believe that our existing and planned facilities are suitable for our current needs.

        Information concerning our properties as of December 25, 2010 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, California, United States(1)	Corporate headquarters, sales, marketing, product design, manufacturing, service and repair engineering, distribution, research and development	208,114	Leased
Livermore, California, United States(2)	Manufacturing	13,531	Owned
Austin, Texas, United States	Service and repair	2,025	Leased
Singapore(1)	Sales, finance, design, service, field service, supply chain , factory, stockroom, warehousing and manufacturing	46,870	Leased
Jubei City, Hsinchu, Taiwan	Sales office, product design, field service and service and repair center	9,309	Leased
Yokohama City, Japan	Field service, service and repair center and manufacturing	8,777	Leased
Gyeonggi-do, South Korea	Sales office, product design, field service, service and repair center	7,979	Leased
Tokyo, Japan	Sales office, marketing, product design, research and development	7,816	Leased
Hiroshima, Japan	Research and development	1,615	Leased
Munich, Germany	Sales office	918	Leased
Milan, Italy	Sales office and field service	915	Leased
Shanghai, China	Sales office	215	Leased

(1)
Portions of certain properties are vacant and marketed to sublease.

(2)
The property is available for sale.

Item 3:    Legal Proceedings

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing of this Form 10-K, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.

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

        In November 2009, in response to a request for review of prior decisions by an ITC Administrative Law Judge, the Commission issued a decision, which is termed a "final determination," finding certain of FormFactor's asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Micronics Japan was lifted, and in July 2010 we reached an amicable resolution of the action against Micronics Japan resulting in the dismissal of the patent infringement lawsuit in the United States District Court for the Northern District of California. The terms and conditions of the settlement agreement are confidential. The stay in the district court action against Phicom was also lifted and the parties engaged in a non-binding mediation in an attempt to resolve the litigation. If the matter is not resolved amicably, we anticipate the action will proceed forward.

        In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. The complaint sought both injunctive relief and money damages for Micro-Probe's alleged infringement of our U.S. Patent No. 6,441,315 for "Contact Structures With Blades Having A Wiping Motion," U.S. Patent No. 6,825,422 for "Interconnection Element With Contact Blade," U.S. Patent No. 6,965,244 for "High Performance Probe System," U.S. Patent No. 7,227,371 for "High Performance Probe System," U.S. Patent No. 6,246,247 for "Probe Card Assembly and Kit, and Methods of Using Same," and U.S. Patent No. 6,624,648 for "Probe Card Assembly." The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint, which was substantially similar to our original complaint, except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which is the subject of a re-examination proceeding before the USPTO. Micro-Probe and the former employee have both filed answers to our amended complaint. Micro-Probe is seeking a stay of part of the claims pending the outcome of certain USPTO re-examination procedures it initiated against the patents-in-suit.

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

        In response to our initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2006, the Korea Patent Court issued a ruling upholding the validity of our Korean Patent No. 252,457, then the only one of the four patents still subject to litigation. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In June 2008, the Korea Supreme Court reversed the Patent Court ruling, finding invalid certain claims of our Korean Patent No. 252,457 and remanding the case for further trial. We also filed a correction trial with KIPO on certain claims of Korean Patent No. 252,457. KIPO issued decisions unfavorable to us in both of the actions relating to our Korean Patent No. 252,457, and, on appeal, the Korea Patent Court also issued decisions adverse to us in both actions.

        Additionally, one or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office, USPTO, against three of our U.S. patents that were at issue in the ITC investigation. With respect to our U.S. Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate has issued. With respect to our U.S. Patent No. 6,624,648, the matter is still pending before the USPTO. With respect to our U.S. Patent No. 6,615,485, the matter is on appeal from the decision of the USPTO examiner. Micro-Probe has filed requests for re-examination with the USPTO directed to our U.S. Patent No. 6,246,247, U.S. Patent No. 6,825,422, U.S. Patent No. 6,441,315, U.S. Patent No. 6,965,244 and U.S. Patent No. 7,227,371. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422 and 6,441,315, and has not yet made a determination as to whether it will grant the requests directed to U.S. Patent Nos. 6,965,244 and 7,227,371. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

        No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 25, 2010. We have incurred and will incur in the future material attorneys' fees in prosecuting and defending the various identified actions.

  Securities Litigation

        None.

  Stockholder Derivative Litigation

        None.

  Commercial Litigation

        On February 20, 2009, we filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company ("Spansion"), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion's obligations under a purchase agreement entered into by us and Spansion, has failed to pay us for probe cards that we designed, developed and manufactured pursuant to several purchase orders placed by Spansion with us pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed us $8.1 million for probe cards delivered by us and not paid for by Spansion. In the complaint, we are seeking (i) payment of at least $8.1 million, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that we believe Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of us over Spansion's corporate assets and property, (iv) costs and (v) attorney's fees. Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay our complaint against Spansion. In November 2009, we sold all rights, title and interest in the bankruptcy claim in the aggregate face amount of $8.1 million to a third party in exchange for net proceeds of $3.5 million, and in October 2010, we voluntarily dismissed our complaint against Spansion.

Item 4:    (Removed and Reserved)

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

        Our common stock is listed on the NASDAQ Global Market under the symbol "FORM". The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

Fiscal 2010	High	Low
First Quarter	$22.31	$15.20
Second Quarter	20.47	10.67
Third Quarter	11.35	6.95
Fourth Quarter	10.71	8.28

Fiscal 2009	High	Low
First Quarter	$19.06	$13.10
Second Quarter	21.76	15.47
Third Quarter	26.08	17.05
Fourth Quarter	24.63	15.20

        The closing sales price of our common stock on the NASDAQ Global Market was $9.28 per share on February 10, 2011. As of February 10, 2011, there were 62 registered holders of record of our common stock.

Repurchase of Common Stock

        On October 20, 2010, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time. In December 2010, we repurchased and retired approximately 70,000 shares of common stock for $0.6 million under this repurchase authorization. There were no additional common stock repurchases during fiscal 2010.

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
October 20, 2010—October 23, 2010	—	$—	—	$50,000,000
October 24, 2010—November 20, 2010	—	—	—	50,000,000
November 21, 2010—December 25, 2010	70,000	8.95	70,000	49,373,810

	70,000	8.95	70,000

        Additionally, we have repurchased and retired 130,000 shares of common stock for $1.2 million subsequent to December 25, 2010.

        Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.

Stock Price Performance Graph

        The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2005 through December 31, 2010, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., The S&P 500 Index
And The RDG Semiconductor Composite Index

	Cumulative Total Return
	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
FormFactor, Inc.	$100.00	$152.48	$135.49	$59.76	$89.11	$36.35
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
RDG Semiconductor Composite	100.00	94.27	106.42	53.83	88.82	101.70
*
$100 invested on December 31, 2005, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6:   Selected Financial Data

        The following selected consolidated financial data are derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

	Fiscal 2010 (1)(2)(3)(4)(6)	Fiscal 2009 (1)(2)(5)(6)	Fiscal 2008 (1)(2)(6)	Fiscal 2007	Fiscal 2006
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$188,565	$135,335	$210,189	$462,191	$369,213
Gross profit (loss)	(2,272)	819	36,263	246,707	185,126
Net (loss) income	(188,286)	(155,653)	(80,621)	72,890	57,217
Basic earnings per share	$(3.75)	$(3.15)	$(1.65)	$1.52	$1.27
Diluted earnings per share	$(3.75)	$(3.15)	$(1.65)	$1.47	$1.21
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$347,235	$449,235	$522,894	$570,046	$492,394
Working capital	370,767	482,607	576,754	622,093	517,218
Total assets	466,054	655,968	785,710	855,322	694,473
Total stockholders' equity	411,201	577,781	706,064	756,950	614,041
Number of employees	729	808	940	1,124	936

(1)
Fiscal 2010, 2009 and 2008 net losses include restructuring charges of $15.9 million, $8.8 million and $9.2 million, respectively, relating to our global restructuring and reorganization actions (See Note 4—Restructuring Charges of the Notes to the Consolidated Financial Statements).

(2)
Fiscal 2010, 2009 and 2008 net losses include impairment charges of $56.4 million, $1.3 million and $4.4 million, respectively. See Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

(3)
Fiscal 2010 gross profit (loss) includes an out-of-period adjustment related to cost of revenues that resulted in $2.9 million of additional expense offset by an income tax benefit of $0.5 million. See Note 1—Formation and Business of the Company of the Notes to the Consolidated Financial Statements.

(4)
Fiscal 2010 net loss includes a $3.5 million gain resulting from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

(5)
We recorded a valuation allowance of $57.7 million in fiscal 2009 against the U.S. excess tax benefits, including prior years, based on our assessment of realizability of our U.S. deferred tax assets. This charge resulted in an income tax provision, rather than an income tax benefit, for fiscal 2009.

(6)
Fiscal 2009 and 2008 selling, general and administrative expenses include a provision for doubtful accounts receivable of $5.0 million and $4.1 million, respectively. Fiscal 2010 includes a $1.1 million benefit from collections on amounts previously reserved as bad debts.

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

Overview

        We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor, parametric, or in-line, probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology.

        During fiscal 2010, we saw revenue growth over fiscal 2009 across all of our product markets. Our revenues increased by 39.3%, or $53.2 million, in fiscal 2010 as compared to fiscal 2009. This growth is attributed to a recovery in the semiconductor manufacturing equipment industry, as well as faster than expected qualification of our new SmartMatrix and TouchMatrix product lines for the DRAM and Flash markets which has resulted in the fastest volume ramp of a new product architecture in our history. However, this revenue growth continues to be offset by extended qualification periods for the Matrix product family at certain of our major customers, as well as lost business opportunities due to pricing pressures and quoted lead times.

        During fiscal 2010, we undertook a restructuring of our operations to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times. As part of this simplification, we reduced our workforce through these restructuring actions by approximately 150 employees, or 19%, during fiscal 2010, shut-down our Korea back-end manufacturing operations during the second quarter of fiscal 2010, and ceased our transition of our manufacturing operations to Singapore in the third quarter of fiscal 2010. We continue to perform our manufacturing operations in both Livermore and Japan.

        We incurred net losses of $188.3 million and $155.7 million in fiscal 2010 and fiscal 2009, respectively. The net loss for fiscal 2010 is primarily due to lower gross margins on products sold, $15.9 million of pre-tax restructuring charges, and the impairment of certain long-lived assets of $56.4 million, offset by a $3.5 million gain resulting from the release of a liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer. The net loss for fiscal 2009 was primarily due to lower revenues, the recognition of a valuation allowance of $57.7 million for our deferred tax assets, restructuring charges of $8.8 million, $2.5 million in a stock-based compensation charge related to an option modification in connection with the retirement of our founder and former executive chairman of our board of directors in May 2009, as well as $5.0 million in provision for bad debts due to the heightened risk of non-payment of certain accounts receivable.

        Our cash, cash equivalents and marketable securities totaled approximately $347.2 million as of December 25, 2010 as compared to $449.2 million at December 26, 2009. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in fiscal 2010. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2011.

        We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

        Fiscal Year.    Fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 had 52 weeks each. Our fiscal year ends on the last Saturday in December.

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

        Research and Development.    Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred. We plan to continue to invest in research and development activities to improve and enhance existing product technologies and to develop new technologies for current and new products and for new applications.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Our accounting policies are fundamental to understanding our financial condition and results of operations reported in our financial statements and related disclosures. We have identified the following accounting policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates and assumptions on current facts, historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially and adversely from our estimates. Our management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

        Revenue Recognition:    We recognize revenue when persuasive evidence of a sales arrangement exists, delivery has occurred or services have been rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. In instances where final acceptance of our product is specified by our customer, revenue is deferred until all acceptance criteria have been met.

        We offer product maintenance and repair arrangements to our customers. Amounts due from our customers under these arrangements are initially recorded as deferred revenues. The fees are recognized as revenue on a straight-line basis over the service period and related costs are recorded as incurred.

        In multiple element arrangements, we determine whether there is more than one unit of accounting. When a sale involves multiple elements, such as products sold along with services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple elements and, if so, whether evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish fair value for those elements could affect the timing of the revenue recognition.

        Revenues from the licensing of our design and manufacturing technology, which have not been material to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

        Marketable Securities:    Our marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholder's equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income (expense), net" in the Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income (expense), net" in the Consolidated Statements of Operations. We measure our cash equivalents and marketable securities at fair value. Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

        All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than-temporary impairment in earnings equal to the entire difference between the investment's amortized cost basis and its fair value.

        Restructuring Charges:    Restructuring charges include costs related to employee termination benefits, costs of long-lived assets abandoned or impaired, as well as contract termination costs. The determination of when we accrue for employee termination benefits and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

        We record charges related to long-lived assets to be abandoned when the assets cease to be used. When we cease using a building or other asset with remaining non-cancellable lease payments continuing past our use period, we record a liability for remaining payments under lease arrangements, as well as for contract termination costs, that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

        Warranty Accrual:    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances.

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

        Allowance for Doubtful Accounts:    A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations, and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers.

        Impairment of Long-Lived Assets:    We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

        Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

        Accounting for Income Taxes:    We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. We estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

        We recognize and measure uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. We recognize interest and penalties related to unrecognized tax benefits within the income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

        We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

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

        The most significant assumptions impacted by management's judgment are the expected volatility and the expected life of the options. The expected dividend yield and expected risk-free interest rate are not as significant to the calculation of fair value. In addition, adjustments to our estimates of the number of share-based payment awards that we expect to vest did have a significant impact on the recorded share-based compensation expense.

        Expected volatility:    The value of a stock option is derived from its potential for appreciation. The more volatile the stock, the more valuable the option becomes because of the greater possibility of significant changes in stock price. Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of traded options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock alone.

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

Out of Period Adjustment

        In the third quarter of fiscal 2010, we recorded a $4.1 million adjustment to cost of revenues net of $0.5 million income tax benefit, which resulted from an error in the calculation of capitalized manufacturing variances starting in the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The error caused the understatement of cost of revenues and the overstatement of the overhead capitalized in inventory for most quarters. The income tax benefit resulted from higher net losses in 2009 due to higher cost of revenue expenses. We are able to carry back the increase in the 2009 loss to recover more prior year tax payments. Out of the total adjustment, a $2.9 million adjustment to cost of revenues net of $0.5 million income tax benefit was related to fiscal 2009. Management and the Audit Committee believe that such amounts are not material to current and previously reported financial statements.

        In fiscal 2009 and fiscal 2008, we did not record any out of period adjustments.

Results of Operations

        The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues	101.2	99.4	82.7

Gross margin	(1.2)	0.6	17.3
Operating expenses:
Research and development	29.4	42.5	31.2
Selling, general and administrative	35.7	58.0	45.3
Restructuring	8.4	6.5	4.3
Impairment of long lived assets	29.9	0.9	2.1

Total operating expenses	103.4	107.9	82.9
Operating loss	(104.6)	(107.3)	(65.6)
Interest income, net	1.4	2.4	5.9
Other income (expense), net	2.3	(0.4)	0.3

Loss before income taxes	(100.9)	(105.3)	(59.4)
Provision for (benefit from) income taxes	(1.0)	9.8	(21.0)

Net loss	(99.9)%	(115.1)%	(38.4)%

Fiscal Years Ended December 25, 2010 and December 26, 2009

Revenues

					Change
	Fiscal 2010	% of Revenues	Fiscal 2009	% of Revenues
					$	%
	(In thousands)
Revenues by Market:
DRAM	$131,207	69.6%	$108,820	80.4%	$22,387	20.6%
Flash	30,068	15.9	7,282	5.4	22,786	312.9
SoC	27,290	14.5	19,233	14.2	8,057	41.9

Total revenues	$188,565	100.0%	$135,335	100.0%	$53,230	39.3%

        The increase in revenue for the year ended December 25, 2010 was primarily due to increased demand for our advanced wafer probe cards caused by an overall improvement in the semiconductor market, in particular the memory segment, as well as increased average selling price of our products.

        Our revenues for the year ended December 25, 2010 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues in fiscal 2010 increased significantly from fiscal 2009 primarily due to the industry ramp of DDR3, the introduction of our SmartMatrix products and the increased sales of higher priced products as a percentage of total DRAM sales, as well as the overall improvement in the semiconductor market in the current year.

        Revenues from sales to flash memory device manufacturers increased significantly in the year ended December 25, 2010 compared to the prior year. The increase was partly driven by an $8.1 million increase in the sale of NAND Flash wafer probe cards, resulting from further expansion of our NAND market penetration via the recent qualification of TouchMatrix at one of our largest customers. NOR Flash also saw a substantial year over year increase of $14.7 million driven by customer demand across our probe cards that service this market. The increases were also partially the result of the overall improvement in the memory segment of the semiconductor market.

        Revenues from sales to SoC device manufacturers increased in the year ended December 25, 2010 compared to the prior year, primarily due to the overall upturn in the semiconductor industry and market trends to more complex devices which positively impacted revenues from sales of our wafer probe cards.

  Revenue by Geographic Region

        The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2010	% of Revenues	Fiscal 2009	% of Revenues
	(In thousands)
Taiwan	$72,615	38.5%	$26,964	19.9%
North America	38,334	20.3	24,533	18.1
Japan	28,479	15.1	64,575	47.7
South Korea	25,984	13.8	5,459	4.1
Asia Pacific(1)	15,109	8.0	5,603	4.1
Europe	8,044	4.3	8,201	6.1

Total revenues	$188,565	100.0%	$135,335	100.0%

(1)
Asia Pacific includes all countries in the region except Taiwan, South Korea and Japan, which are disclosed separately.

        Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

        The significant increase in Taiwan, South Korea, Asia Pacific and North America revenues for the year ended December 25, 2010 compared to the prior year was primarily due to the industry ramp up of DDR3 and the introduction of our SmartMatrix and TouchMatrix products. The decrease in Japan revenue for the year ended December 25, 2010 compared to the prior year was primarily due to the decrease in our DRAM product sales, caused by the lack of qualification of the SmartMatrix product line due to extended qualification periods. Europe revenue remained flat in fiscal 2010 due to the consistent demand for all of our products in this region.

Gross Profit (Loss)

	Fiscal 2010	Fiscal 2009
	(In thousands)
Gross profit (loss)	$(2,272)	$819
Gross margin	(1.2)%	0.6%

        Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the year ended December 25, 2010, gross margin declined compared to the prior year primarily due to a $4.4 million increase in inventory provision charges, an out of period adjustment to cost of revenues of $2.9 million that was recorded in the third quarter of fiscal 2010, an increase of temporary personnel costs of $2.9 million to support increased shipment volumes at various times during the year, and the expense for incentive bonuses of $2.1 million. This decline was partially mitigated by the favorable changes in product mix from lower margin to higher margin products, the increased selling prices of our products and the decreased depreciation expense resulting from the enterprise-wide asset impairment and the multiple restructuring actions during fiscal 2010.

        Inventory provision charges increased from $7.0 million in fiscal 2009, to $11.4 million in fiscal 2010. The total inventory provision charge of $11.4 million in fiscal 2010 was the result of lower customer demand for certain products, low production yields and minimum purchase order quantities. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. In fiscal 2010, the value of previously reserved materials that were used in manufacturing and shipped was $2.8 million.

        In the near future, our gross margins will likely continue to be adversely affected by lower levels of product revenues, even though we have taken significant steps to reduce our operating cost structure. Additionally, our gross margins may continue to be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Fiscal 2010	Fiscal 2009
	(In thousands)
Research and development	$55,389	$57,509
% of revenues	29.4%	42.5%

        Research and development expenses for the year ended December 25, 2010 decreased $2.1 million, or 3.7%, compared to the prior year primarily due to the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts offset by the increase in personnel costs. As a percent of revenues, research and development expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to the increased revenue base.

        In the year ended December 25, 2010, costs related to new technology projects decreased by approximately $8.8 million from fiscal 2009 as a result of our decision to terminate certain non-strategic research and development activities in the second and third quarter of fiscal 2010. Additionally, depreciation expense decreased by $1.3 million year over year due to the lower carrying amount of our fixed assets resulting from impairments recorded in the second and third quarters of fiscal 2010. Offsetting these decreases was a $6.3 million increase in personnel costs primarily due to headcount increases as well as costs of employee incentive programs for which we did not record any charges in fiscal 2009. Stock-based compensation included within research and development expenses was $5.6 million for the year ended December 25, 2010 compared to $4.4 million for fiscal 2009, with the increase being primarily due to the increase in employee stock awards.

        We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Fiscal 2010	Fiscal 2009
	(In thousands)
Selling, general and administrative	$67,208	$78,428
% of revenues	35.7%	58.0%

        Selling, general and administrative expenses decreased $11.2 million, or 14.3%, for the year ended December 25, 2010 compared to the prior year primarily due to a decrease in personnel-related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses decreased in fiscal 2010 as compared to the prior year, primarily due to the increased revenue base along with the reduction in expenses resulting from our on-going cost reduction efforts.

        The $11.2 million decrease in fiscal 2010 compared with the prior year was composed of a $6.1 million decrease in bad debt expense due to a reduction in additional bad debt as compared to 2009, as well as benefits from collections on amounts previously reserved as bad debts, a $4.4 million decrease in stock-based compensation expenses related to fewer awards being granted in fiscal 2010, a $3.2 million decrease in salary and wages due to the headcount decrease in fiscal 2010, and a $2.1 million decrease in legal and outside service fees due to a reduction in litigation activity as well as our cost reduction efforts, offset by a $2.8 million increase for incentive bonuses and a $1.2 million increase in severance costs related to the departure of certain executives in fiscal 2010.

Restructuring Charges

	Fiscal 2010	Fiscal 2009
	(In thousands)
Restructuring charges	$15,908	$8,780
% of revenues	8.4%	6.5%

        Restructuring charges increased $7.1 million, or 81.2%, from fiscal 2009 to fiscal 2010. The increase was primarily due to the number of actions that were taken in 2010 along with an $8.8 million impairment of property and equipment included in the restructuring charges of fiscal 2010 compared with the $0.4 million impairment included in the restructuring charges of fiscal 2009. The restructuring plans we implemented in fiscal 2009 and fiscal 2010 are discussed below.

        In fiscal 2009, we implemented two restructuring plans that included primarily reductions in our global workforce in an effort to lower our quarterly operating expense run rate, which extended the cost reduction plans implemented during fiscal 2008.

  Q1 2010 Restructuring Plan

        In the first quarter of fiscal 2010, we implemented a restructuring plan (the "Q1 2010 Restructuring Plan") intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we initiated the moving of certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and qualify our back-end manufacturing operations in Singapore. As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising this reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.

        We recorded $3.4 million in charges for the Q1 2010 Restructuring Plan in fiscal 2010, which was all related to severance and related benefits.

  Q2 2010 Restructuring Plan

        In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the "Q2 2010 Restructuring Plan"). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function, and undertaking a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan. As a result of this rescission plan, as of June 26, 2010, we had reversed the existing accrual for the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, of $3.3 million, including the accrued retention bonus to date. As of September 25, 2010, we completed this rescission plan.

        Additionally, the reduction in workforce impacted 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs. The activities comprising this reduction in force were substantially completed by the end of fiscal 2010. As a result of the Q2 2010 Restructuring Plan, we have realized and expect to realize quarterly savings in fiscal 2010 and the future years of approximately $3.0 million, excluding stock-based compensation expenses, starting from the second quarter for fiscal 2010.

        We recorded $4.8 million in charges for severance and related benefits, and $1.0 million for property and equipment impairments for the Q2 2010 Restructuring Plan in fiscal 2010, respectively. The impairment charges were related to the impairment of certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.

  Q3 2010 Restructuring Plan

        In the third quarter of fiscal 2010, we announced a restructuring plan (the "Q3 2010 Restructuring Plan") to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 60 employees primarily at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore will remain in Livermore, and Livermore will continue as the primary manufacturing operating location for the Company. The Company expects that the activities comprising this reduction in force will be substantially completed by the end of the first quarter of fiscal 2011. In addition, we ceased the utilization of a portion of the facility in Singapore that was expected to be utilized for our manufacturing operations in the fourth quarter of fiscal 2010 as an additional restructuring action in connection with our Q3 2010 Restructuring Plan. As a result of the Q3 2010 Restructuring Plan, we have realized quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in the fourth quarter of fiscal 2010 and we expect to realize quarterly savings of $0.6 million in the quarters commencing in fiscal 2011.

        In fiscal 2010, we recorded $1.2 million for the Q3 2010 Restructuring Plan for severance and related benefits, $7.8 million impairment charges for certain equipment and leasehold improvements in Singapore that would no longer be utilized and $0.4 million in charges for the remaining lease obligations that will continue to be incurred under operating lease contracts of the Singapore facilities. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 6—Impairment of Long-lived Assets of the Notes to Consolidated Financial Statements.

  Q4 2010 Restructuring Plan

        In the fourth quarter of fiscal 2010, we implemented a restructuring plan (the "Q4 2010 Restructuring Plan") including reducing our global workforce by 10 employees across the organization.

We recorded $0.6 million in charges for severance and related benefits in fiscal 2010. We expect that the activities comprising this reduction in force will be substantially completed by the end of the first quarter of fiscal 2011. As a result of the Q4 2010 Restructuring Plan, we expect to realize quarterly savings of approximately $0.4 million, excluding stock-based compensation expenses, starting from the first quarter of fiscal 2011.

        The liabilities we have accrued for the restructuring plans discussed above represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with our various reductions in force are expected to be substantially paid by the end of the first quarter of fiscal 2011.

Impairment of Long-lived Assets

	Fiscal 2010	Fiscal 2009
	(In thousands)
Impairment of long-lived assets	$56,401	$1,288
% of revenues	29.9%	0.9%

        Impairment charges increased $55.1 million from fiscal 2009 to fiscal 2010 primarily due to the enterprise-wide asset impairment recorded in the third quarter of fiscal 2010.

        In the third quarter of fiscal 2010, we reviewed the recoverability of our long-lived assets due to a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company's stock price. As a result of this review, we concluded that our business was not able to fully recover the carrying amounts of our assets. Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010. This charge was comprised of $27.7 million for leasehold improvements, $11.2 million impairment for manufacturing equipment, $8.5 million impairment for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

        In addition, we recorded impairment charges totaling $4.4 million in fiscal 2010 as follows:

  •
  $2.7 million impairment related to certain construction-in-progress projects for the development and build of manufacturing equipment, including additional related equipment that was in-service, that was identified as excess capacity;

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

        In fiscal 2009, we recorded total impairments of $1.3 million related to certain equipment that was determined to be held for sale, as well as for the termination of certain on-going projects. These impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in our Form 10-K for fiscal 2009. However this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations in this Form 10-K for fiscal 2010 to conform with the current year presentation of asset impairments.

        Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of the Company's property and equipment and intangible assets may arise in fiscal 2011 if the Company is unable to achieve operating results anticipated by the Company's 2011 financial plan.

Interest Income and Other Income (Expense), Net

	Fiscal 2010	Fiscal 2009
	(In thousands)
Interest income, net	$2,546	$3,282
% of revenues	1.4%	2.4%
Other income (expense), net	$4,426	$(535)
% of revenues	2.3%	(0.4)%

        Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2010 as compared to fiscal 2009 was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $347.9 million at December 25, 2010 compared to $449.9 million at December 26, 2009. The weighted-average yield on our cash, cash equivalents and marketable securities for the year ended December 25, 2010 was 0.70% compared to 0.73% for the year ended December 26, 2009.

        Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for fiscal 2010 compared to fiscal 2009 was primarily due to the $3.5 million gain recorded in the third quarter of fiscal 2010 which resulted from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

Provision for (Benefit from) Income Taxes

	Fiscal 2010	Fiscal 2009
	(In thousands)
Provision for (benefit from) income taxes	$(1,920)	$13,214
Effective tax rate	(1.0)%	9.3%

        The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal rate principally due to a valuation allowance recorded against U.S. and certain non U.S. deferred tax assets. The remaining tax provision for fiscal 2010 was primarily comprised of tax expense for non U.S. cost plus entities offset by a tax benefit related to settlement of a non U.S. tax audit.

        In fiscal 2009 we recorded a valuation allowance against our U.S. deferred tax assets. The fiscal 2009 tax provision was offset by a benefit related to our ability to generate tax refunds through Federal net operating loss carry back.

        We anticipate that we will continue to record a valuation allowance against our U.S. and certain non U.S. deferred tax assets. We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions. At December 25, 2010, we had Federal, state and foreign net operating loss carryforwards of approximately $104.1 million, $163.6 million and $16.0 million, respectively. The Federal net operating loss carryforwards expire in 2030, the state net operating loss carryforwards expire at various dates from 2028 through 2030, and the foreign net operating loss carryforwards can be carried forward indefinitely.

        From time to time, we engage in certain intercompany transactions and legal entity restructurings. We consider many factors when evaluating these transactions, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, as well as the long-term cash flows and cash needs of our different businesses. These transactions may impact our overall tax rate and/or result in additional cash tax payments. The impact in any period may be significant. These transactions may be complex in nature and the impact of such transactions on future periods may be difficult to estimate. In the fourth quarter of 2010, we initiated a legal entity restructuring to align our corporate structure with our organizational objectives. The restructuring activities did not significantly impact the tax provision due to valuation allowances recorded against U.S. and Singapore deferred tax assets.

Fiscal Years Ended December 26, 2009 and December 27, 2008

Revenues

					Change
	Fiscal 2009	% of Revenues	Fiscal 2008	% of Revenues
					$	%
	(In thousands)
Revenues by Market:
DRAM	$108,820	80.4%	$139,537	66.4%	$(30,717)	(22.0)%
Flash	7,282	5.4	38,430	18.3	(31,148)	(81.1)
SoC	19,233	14.2	32,222	15.3	(12,989)	(40.3)

Total revenues	$135,335	100.0%	$210,189	100.0%	$(74,854)	(35.6)%

        The decrease in revenue for the year ended December 26, 2009 was primarily due to weak demand for our advanced wafer probe cards caused by the slow recovery in the semiconductor market. For certain of our products we also experienced pricing pressure due to the availability of competitive products, which also contributed to the decrease in revenues.

        Our revenues for the year ended December 26, 2009 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues for our products that address the DRAM segment declined in the year ended December 26, 2009 as compared to fiscal 2008, primarily due to a number of factors including the relative supply and demand of various semiconductor devices and end products incorporating those devices, semiconductor manufacturers' efforts to curtail spending and conserve cash by taking capacity offline, reducing production, delaying the transition to new technology nodes and postponing the implementation of tooling cycles. We also experienced pricing pressure on certain DRAM test product due to the competitive environment.

        Revenues from sales to flash memory device manufacturers also decreased significantly in the year ended December 26, 2009 compared to fiscal 2008, with the decrease driven by sales declines in both NOR and NAND Flash wafer probe cards. The weakness in NOR Flash can be attributed to a decline in purchases by certain key customers, specifically from our largest NOR customer filing for bankruptcy protection in the first quarter of fiscal 2009. Additionally, revenues from NAND Flash wafer probe cards declined as NAND Flash memory device manufacturers significantly reduced their output in the first quarter of fiscal 2009, in an attempt to promote industry absorption of excess inventories.

        Revenues from manufacturers of SoC devices decreased in the year ended December 26, 2009 compared to fiscal 2008, primarily due to the overall downturn in the semiconductor industry which negatively impacted the revenues from sales of our wafer probe cards.

Revenue by Geographic Region

        The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2009	% of Revenues	Fiscal 2008	% of Revenues
	(In thousands)
Taiwan	$26,964	19.9%	$48,006	22.9%
Japan	64,575	47.7	77,154	36.7
North America	24,533	18.1	41,651	19.8
Asia Pacific(1)	11,062	8.2	25,525	12.1
Europe	8,201	6.1	17,853	8.5

Total revenues	$135,335	100.0%	$210,189	100.0%

(1)
Asia Pacific includes all countries in the region except Taiwan and Japan, which are disclosed separately.

        Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America. The decrease in revenues across all geographic regions was generally due to the semiconductor industry downturn, characterized by weak demand for semiconductor devices, delayed production ramps and weak device pricing environments.

        The decrease in revenues across all geographic regions for fiscal 2009 as compared to fiscal 2008 was primarily due to the decrease in sales in those regions in each of the product markets we address—DRAM, Flash and SoC. Additionally, revenues decreased due generally to the semiconductor industry downturn, characterized by weak demand for semiconductor devices, delayed production ramps and weak device pricing environments.

Gross Profit

	Fiscal 2009	Fiscal 2008
	(In thousands)
Gross profit	$819	$36,263
Gross margin	0.6%	17.3%

        Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For fiscal 2009, gross margin declined compared to fiscal 2008, primarily due to the significant decline in revenue driving lower factory utilization, thereby increasing unit manufacturing costs, combined with declines in average selling prices as well as an unfavorable change in product mix from higher margin to lower margin products. This decline was partially mitigated by lower personnel costs as a result of our fiscal 2008 and 2009 global cost reduction plans as well as a decline in inventory write-downs. Inventory charge-offs decreased from $16.3 million or 7.7% of revenues in fiscal 2008 to $7.0 million, or 5.2% of revenues, in fiscal 2009. The higher inventory write-downs in fiscal 2008 were associated with deterioration in the DRAM memory segment in that period. Inventory write-downs declined in fiscal 2009 despite the continued deterioration in the DRAM memory segment primarily due to stronger inventory management in fiscal 2009. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. Stock-based compensation included in gross margin was $3.6 million or 2.6% of revenues, in fiscal 2009 and $4.8 million, or 2.2% of revenues for fiscal 2008. The decline of stock-based compensation was primarily a result of reductions in headcount as a result of our 2008 and 2009 global cost reduction plans.

Research and Development

	Fiscal 2009	Fiscal 2008
	(In thousands)
Research and development	$57,509	$65,509
% of revenues	42.5%	31.2%

        Research and development expenses decreased for fiscal 2009 compared to fiscal 2008 primarily due to a decrease in certain new technology product development related costs, personnel costs, and depreciation, facilities and information technology costs. As a percent of revenues, research and development expenses increased in fiscal 2009 as compared to fiscal 2008 primarily due to the declining revenue base.

        For the year ended December 26, 2009, personnel costs decreased $6.5 million primarily due to reductions in headcount as a result of our global reorganization plans. Expenses related to new technology and product development remained flat, and depreciation and facilities and information technology costs decreased $0.9 million, primarily due to the implementation of corporate cost reduction initiatives. Stock-based compensation included within research and development was $4.4 million for fiscal 2009 compared to $5.0 million for fiscal 2008. The decline in stock-based compensation was primarily due to reductions in headcount resulting from the 2008 and 2009 global cost reduction plans.

Selling, General and Administrative

	Fiscal 2009	Fiscal 2008
	(In thousands)
Selling, general and administrative	$78,428	$95,208
% of revenues	58.0%	45.3%

        Selling, general and administrative expenses decreased for fiscal 2009 compared to fiscal 2008 primarily due to a decrease in personnel-related costs and other discretionary spending. As a percent of revenue, selling, general and administrative expenses increased in fiscal 2009 as compared to fiscal 2008, primarily due to the declining revenue base.

        For the year ended December 26, 2009, personnel related costs decreased by approximately $11.4 million, primarily due to the work force reductions as well as lower discretionary spending. Outside legal and other professional fees decreased by $6.1 million in the year ended December 26, 2009 as compared to fiscal 2008 primarily to a decrease in legal fees. The decrease in legal fees for the year ended December 26, 2009 was primarily due to the scheduling of the International Trade Commission hearing on the investigation (337-TA-621) of two of our competitors which arose out of our complaint filed in late 2007. The majority of the fees and costs related to the hearing and post hearing activities were completed by the end of the first quarter of fiscal 2009.

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

        In the first quarter of fiscal 2009, we implemented a restructuring plan that included reducing our global workforce by 22%. This restructuring plan extended the cost reduction plans implemented during fiscal 2008 and impacted employees across all functions of the organization. The restructuring plan consisted primarily of involuntary employee terminations and benefit costs and write-down of certain assets taken out of service. We recorded $7.7 million in relation to this restructuring plan in the first quarter of fiscal 2009 and an additional $0.3 million in the second quarter of fiscal 2009. In the fourth quarter of fiscal 2009, we incurred further restructuring charges of $0.8 million, related to further reductions in our global workforce in an effort to lower our quarterly operating expense run rate. The balance of the employee-related charges resulting from the cost reduction plans implemented in fiscal 2009 had been paid within fiscal 2010.

        In both the first and second quarters of fiscal 2008, we implemented global cost reduction plans that included reducing our global workforce. The first quarter action also included facility consolidation charges related to vacating buildings in Livermore, California. Both plans were implemented to restructure our company to better align with the market environment. During fiscal 2008, we paid $6.9 million, representing substantially all of the employee related expenses for the cost reduction plans and $0.3 million primarily related to a non-cancellable contract. Substantially all of the employee related charges related to the fiscal 2008 cost reduction plans were paid by the end of fiscal 2008.

Impairment of Long-lived Assets

	Fiscal 2009	Fiscal 2008
	(In thousands)
Impairment of long-lived assets	$1,288	$4,400
% of revenues	0.9%	2.1%

        Impairment charges decreased $3.1 million from fiscal 2008 to fiscal 2009 primarily due to the $4.4 million impairment charge for construction in-progress assets in Singapore recorded in the fourth quarter of fiscal 2008 based on our decision not to proceed with the construction of a new manufacturing facility at the proposed site in Singapore. The impaired construction-in-progress assets consisted primarily of building design costs as well as costs of temporary construction structures.

        In the third and fourth quarters of fiscal 2009, we recorded impairment charges totaling $1.3 million relating to certain equipment that was determined to be held for sale and to the termination of certain on-going projects. These impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in the Form 10-K for fiscal 2009. However this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations in this Form 10-K for fiscal 2010 to conform with the current year presentation of asset impairments.

Interest and Other Income (Expense), Net

	Fiscal 2009	Fiscal 2008
	(In thousands)
Interest income, net	$3,282	$12,446
% of revenues	2.4%	5.9%
Other income (expense), net	$(535)	$653
% of revenues	(0.4)%	0.3%

        The decrease in interest income on cash, cash equivalents and marketable securities for fiscal 2009 was primarily a result of lower interest yields as compared to fiscal 2008 as well as lower average balances. Weighted-average yields for the year ended December 26, 2009 were 0.73% compared to 2.29% for the year ended December 27, 2008. Cash, cash equivalents, restricted cash and marketable securities were $449.9 million at December 26, 2009 compared to $523.6 million at December 27, 2008. The change in other income (expense) for fiscal 2009 compared to fiscal 2008 was mainly comprised of bank fees of $0.1 million and foreign currency losses of $1.1 million primarily related to the Japanese Yen.

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

        In November 2009, President Obama signed into law the Worker, Homeownership and Business Assistance Act of 2009. This law extended net operating loss carrybacks from two years to five years. We benefited from this provision by increasing our refund claim to prior years for the carrybacks of our 2009 Federal tax loss by approximately $5.0 million prior to the law change.

        We classify interest and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest expense of $0.3 million and $0.2 million for the years ended December 26, 2009 and December 27, 2008, respectively. As of December 26, 2009, we had approximately $0.9 million of interest and $0 penalties related to uncertain tax positions.

Liquidity and Capital Resources

	Fiscal 2010	Fiscal 2009
	(In thousands)
Working capital	$370,767	$482,607
Cash, cash equivalents and marketable securities	347,235	449,235

        Working capital:    The decrease in working capital in the year ended December 25, 2010 was primarily due to the use of cash from operating activities and the decrease in refundable income taxes due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset by the decrease in accounts payable due to change of our timing of payments to vendors and less spending along with the decrease in deferred revenue due to our improved collection of payments from customers with extended payment terms as well as shortened payment terms for certain customers.

        Cash, cash equivalents and marketable securities:    Cash and cash equivalents consist of deposits held at banks, money market funds, U.S. government securities and commercial papers that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and commercial papers. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. Cash, cash equivalents and marketable securities included $19.6 million held by our foreign subsidiaries as of December 25, 2010.

        Day Sales Outstanding:    Days sales outstanding from receivables, or DSO, were 66 days at December 25, 2010 compared with 103 days at December 26, 2009. Our DSO calculation is calculated using the countback method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to the $7.2 million write-off of uncollectable debts resulting from the dismissal of complaints against certain customers in the third quarter of fiscal 2010, improved collection efforts and the shift in sales to customers with shorter payment terms.

	Fiscal 2010	Fiscal 2009	Fiscal 2008
	(In thousands)
Net cash used in operating activities	$(73,096)	$(52,667)	$(24,370)
Net cash provided by (used in) investing activities	69,841	(174,408)	40,743
Net cash provided by financing activities	3,098	11,450	5,950

        Cash flows from operating activities:    Net cash used in operating activities for the year ended December 25, 2010 was primarily driven by our net loss of $188.3 million offset in part by $116.5 million of non-cash charges consisting primarily of $28.2 million of depreciation and amortization, $17.6 million of stock-based compensation, $9.0 million of non-cash restructuring charges, $11.4 million of provision for excess and obsolete inventories and $56.4 million of impairment and loss on disposal of long-lived assets, offset by a gain of $3.5 million relating to the release of certain secured borrowings and a benefit of $2.1 million from changes in deferred tax assets.

        The net change in operating assets and liabilities for the year ended December 25, 2010 was $1.3 million consisting primarily of, a decrease of $13.0 million in accounts payable due to the change in the timing of payments to vendors as well as less spending, an increase of $11.6 million in inventories, primarily in completed sub-assemblies, due to changes in manufacturing strategy and new product transitions, a decrease of $6.2 million in deferred revenues due to our improved collection of payments and shortened payment terms for certain customers, a decrease of $1.9 million in deferred rent due to on-going payments under our existing lease arrangements as well as the renegotiation of certain lease obligations in Livermore, and an increase of $1.6 million in prepaid expenses and other current assets. This was offset in part by a decrease of $25.8 million in refundable income taxes primarily due to the receipt of federal income tax refunds in fiscal 2009, an increase of $4.6 million in accrued liabilities due to the incentive bonus that we accrued for the second half of 2010 and the remaining restructuring liabilities, and a decrease of $3.2 million in accounts receivable due to shortened payment terms for certain customers and our improved collection of payments.

        Net cash used in operating activities for fiscal 2009 was primarily driven by our operating loss of $155.7 million offset in part by non-cash charges including depreciation and amortization of $32.9 million, stock-based compensation expense of $20.8 million, deferred income tax benefit of

$39.1 million, provision for doubtful accounts receivable of $5.0 million and provision for excess and obsolete inventories of $7.0 million.

        The net change in operating assets and liabilities for fiscal 2009 was $2.5 million consisting primarily of, an increase in deferred revenues due to lengthening of payment terms for certain customers, a decrease in refundable income taxes primarily due to the receipt of federal income tax refunds in fiscal 2009, as well as a decrease in prepaids and other current assets. This was offset in part by an increase in inventories due to lower shipments and a decrease in accounts payable and accruals.

        Cash flows from investing activities:    Net cash provided by investing activities for the year ended December 25, 2010 was primarily related to the $441.8 million proceeds from maturities and sales of marketable securities offset by the $341.3 million purchases of marketable securities and the $30.9 million cash used in the acquisition of property and equipment for new product technology.

        Net cash used in investing activities for the year ended December 26, 2009 primarily relate to the purchase of marketable securities, net of receipts from the sales and maturities thereof as well as cash used for capital expenditures in support of information technology system upgrades and new product technology. Cash flows used in investing activities for the year ended December 26, 2009 also included $12.0 million of consideration paid for the purchase of manufacturing and testing equipment and technology assets from Electroglas (See Note 4—Restructuring charges of Notes to Consolidated Financial Statements).

        We carefully monitor our investments to minimize risks and have not experienced other-than-temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the ongoing economic turmoil in the credit markets.

        Cash flows from financing activities:    Net cash provided by financing activities for the year ended December 25, 2010 included $3.8 million proceeds received from the purchases under our 2002 Employee Stock Purchase Plan, $0.7 million proceeds received from the exercises of stock options, offset by $0.8 million of stock withheld in lieu of payment of employee taxes related to the release of restricted stock units and $0.6 million used for the repurchase and retirement of common stock in connection with our stock repurchase program.

        Net cash provided by financing activities for the year ended December 26, 2009 was primarily due to the $3.6 million received in fiscal 2009 for purchases under our 2002 Employee Stock Purchase Plan and the net proceeds of $3.5 million from the exercise of stock options. Cash flows from financing activities of fiscal 2009 also included proceeds of $3.5 million from the sale of the Spansion bankruptcy claim, which was accounted for as a secured borrowing.

        Our cash, cash equivalents and marketable securities declined in fiscal 2010. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2011.

Contractual Obligations and Commitments

        The following table summarizes our significant commitments to make future payments in cash under contractual obligations as of December 25, 2010:

	Payments Due In Fiscal Years
	2011	2012-2013	2014-2015	After 2015	Total
	(In thousands)
Operating leases	$3,912	$5,652	$5,601	$14,972	$30,137
Other purchase obligations	3,756	446	—	—	$4,202

Total	$7,668	$6,098	$5,601	$14,972	$34,339

        Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 25, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

        The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $17.5 million as of December 25, 2010 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 25, 2010, the changes to our uncertain tax positions in the next 12 months, that are reasonable possible, are not expected to have a significant impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

        Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 25, 2010, we were not involved in any such off-balance sheet arrangements.

Indemnification Agreements

        We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 25, 2010.

Recent Accounting Pronouncements

        Please refer to the discussion of our recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Form 10-K.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

        Foreign Currency Exchange Risk.    We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net loss of $1.5 million and a net gain of $1.0 million for the fiscal years ended December 25, 2010 and December 26, 2009, respectively, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our financial statements under other expense.

        Interest Rate Sensitivity.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, money market funds and commercial paper. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 25, 2010 and December 26, 2009 would have affected the fair value of our investment portfolio by less than $2.6 million and $4.0 million, respectively.

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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for FormFactor. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2010. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2010.

        The effectiveness of our internal control over financial reporting as of December 25, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Form 10-K.

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

Item 9B:    Other Information

        None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

        Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, will be included in our Proxy Statement for our 2011 annual meeting of stockholders, under the section entitled "Proposal No. 1—Election of Directors". The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.

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

  (b)
  Financial Statement Schedules:

    All schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

  (c)
  Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/02	4.01
4.02	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/02	4.03
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/02	4.04
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/02	4.05
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/02	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/02	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	—	—	—	—	X
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/07	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/07	10.01
10.09+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/07	10.01
10.10+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	000-50307	3/26/08	10.01
10.11+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/08	99.01
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	10-K	000-50307	2/27/08	10.12
10.13+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	000-50307	4/21/08	10.01
10.14+	Employment Offer Letter dated March 1, 2008 to Jean B. Vernet	8-K	000-50307	3/31/08	10.01
10.15+	Separation Agreement and Mutual Release dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/09	10.01
10.16+	Consulting Agreement dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/09	10.02
10.17+	Written description of definitive agreement to accelerate vesting of restricted stock units of Dr. Thomas J. Campbell in connection with his resignation as director	8-K	000-50307	12/16/09	—
10.18+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/07	—
10.19+	Written description of definitive agreement regarding director compensation approved on May 21 and 22, 2008	8-K	000-50307	5/28/08	—
10.20+	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.18
10.21+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.18.1
10.22	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.19.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.20
10.25	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.20.1
10.26	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/06	10.01
10.27+	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.1+
10.28+	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.2+
10.29+	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.1+
10.30+	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.2+
10.31+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 17th day of February 2011.

FORMFACTOR, INC.
By:	/s/ RICHARD DELATEUR Richard DeLateur Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

        KNOW BY ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Richard DeLateur and Stuart L. Merkadeau, and each of them, the undersigned's true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, including amendments, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ THOMAS ST. DENNIS Thomas St. Dennis	Chief Executive Officer and Director	February 17, 2011
Principal Financial Officer and Principal Accounting Officer:
/s/ RICHARD DELATEUR Richard DeLateur	Chief Financial Officer	February 17, 2011

Signature	Title	Date

Additional Directors:
/s/ G. CARL EVERETT, JR. G. Carl Everett, Jr.	Director	February 17, 2011
/s/ LOTHAR MAIER Lothar Maier	Director	February 17, 2011
/s/ JAMES A. PRESTRIDGE James A. Prestridge	Director	February 17, 2011
/s/ EDWARD ROGAS, JR Edward Rogas, Jr	Director	February 17, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 25, 2010 and December 26, 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 17, 2011

FORMFACTOR, INC.

CONSOLIDATED BALANCE SHEETS

	December 25, 2010	December 26, 2009
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$121,207	$122,043
Marketable securities	226,028	327,192
Restricted cash	383	—
Accounts receivable, net	28,598	29,412
Inventories	25,764	25,548
Deferred tax assets	329	3,296
Refundable income taxes	—	26,774
Prepaid expenses and other current assets	13,982	12,346

Total current assets	416,291	546,611
Restricted cash	297	680
Property and equipment, net	37,311	97,758
Deferred tax assets	5,445	2,202
Other assets	6,710	8,717

Total assets	$466,054	$655,968

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,948	$29,250
Accrued liabilities	24,045	23,417
Income taxes payable	1,894	481
Deferred revenue	4,637	10,856

Total current liabilities	45,524	64,004
Long-term income taxes payable	4,248	6,423
Deferred rent and other liabilities	5,081	5,626
Deferred tax liability	—	2,134

Total liabilities	54,853	78,187

Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 25, 2010 and December 26, 2009, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,587,917 and 49,762,008 shares issued and outstanding at December 25, 2010 and December 26, 2009, respectively	52	50
Additional paid-in capital	651,263	630,333
Accumulated other comprehensive income	2,027	1,253
Retained earnings (accumulated deficit)	(242,141)	(53,855)

Total stockholders' equity	411,201	577,781

Total liabilities and stockholders' equity	$466,054	$655,968

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands, except per share data)
Revenues	$188,565	$135,335	$210,189
Cost of revenues	190,837	134,516	173,926

Gross profit (loss)	(2,272)	819	36,263
Operating expenses:
Research and development	55,389	57,509	65,509
Selling, general and administrative	67,208	78,428	95,208
Restructuring charges, net	15,908	8,780	9,157
Impairment of long-lived assets	56,401	1,288	4,400

Total operating expenses	194,906	146,005	174,274

Operating loss	(197,178)	(145,186)	(138,011)
Interest income, net	2,546	3,282	12,446
Other income (expense), net	4,426	(535)	653

Loss before income taxes	(190,206)	(142,439)	(124,912)
Provision for (benefit from) income taxes	(1,920)	13,214	(44,291)

Net loss	$(188,286)	$(155,653)	$(80,621)

Net loss per share:
Basic and diluted	$(3.75)	$(3.15)	$(1.65)

Weighted-average number of shares used in per share calculations:
Basic and diluted	50,246	49,483	48,905

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additonal Paid-in Capital
	Shares	Amount				Total
	(In thousands, except shares)
Balances, December 29, 2007	48,642,258	$49	$573,553	$929	$182,419	$756,950
Issuance of common stock pursuant to exercise of options for cash	113,200	—	715	—	—	715
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	20,501	—	(144)	—	—	(144)
Issuance of common stock under the Employee Stock Purchase Plan	286,349	—	5,108	—	—	5,108
Tax benefit from exercise of common stock options	—	—	526	—	—	526
Stock-based compensation	—	—	22,537	—	—	22,537
Components of other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	248	—	248
Translation adjustments	—	—	—	745	—	745
Net loss	—	—	—	—	(80,621)	(80,621)

Comprehensive loss						(79,628)

Balances, December 27, 2008	49,062,308	49	602,295	1,922	101,798	706,064
Issuance of common stock pursuant to exercise of options for cash	319,386	1	4,271	—	—	4,272
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	111,158	—	(743)	—	—	(743)
Issuance of common stock under the Employee Stock Purchase Plan	269,156	—	3,601	—	—	3,601
Tax benefit from exercise of common stock options	—	—	10	—	—	10
Stock-based compensation	—	—	20,899	—	—	20,899
Components of other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(981)	—	(981)
Translation adjustments	—	—	—	312	—	312
Net loss	—	—	—	—	(155,653)	(155,653)

Comprehensive loss						(156,322)

Balances, December 26, 2009	49,762,008	50	630,333	1,253	(53,855)	577,781
Issuance of common stock pursuant to exercise of options for cash	115,597	—	698	—	—	698
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	414,441	—	(762)	—	—	(762)
Issuance of common stock under the Employee Stock Purchase Plan	365,871	2	3,786	—	—	3,788
Purchase and retirement of common stock	(70,000)	—	(626)	—	—	(626)
Stock-based compensation	—	—	17,834	—	—	17,834
Components of other comprehensive income (loss):
Unrealized gain (loss) on marketable securities, net of tax	—	—	—	(235)	—	(235)
Translation adjustments	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	(188,286)	(188,286)

Comprehensive loss	—	—	—	—	—	(187,512)

Balances, December 25, 2010	50,587,917	$52	$651,263	$2,027	$(242,141)	$411,201

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(188,286)	$(155,653)	$(80,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,155	32,706	31,719
Amortization of investments	469	204	462
Stock-based compensation expense	17,613	20,776	22,868
Deferred income tax provision (benefit)	(2,105)	39,131	(15,281)
Excess tax benefits from equity based compensation plans	—	(841)	(273)
Provision for (benefit from) doubtful accounts receivable	(1,071)	5,040	4,147
Provision for excess and obsolete inventories	11,389	7,032	16,268
Write-offs and loss on disposal of long-lived assets	431	430	593
Non-cash restructuring	8,974	366	980
Impairment of long-lived assets	56,401	1,288	4,400
Gain on release of secured borrowing	(3,481)	—	—
Foreign currency transaction gains	(291)	(613)	—
Changes in assets and liabilities:
Accounts receivable	3,225	610	31,206
Inventories	(11,551)	(13,716)	(6,052)
Prepaids and other current assets	(1,636)	4,722	(174)
Refundable income taxes	25,843	2,701	(27,373)
Other assets	66	6,402	2,303
Accounts payable	(13,006)	(322)	(1,596)
Accrued liabilities	4,634	(5,573)	(3,534)
Income tax payable	(732)	(3,030)	(3,396)
Deferred rent	(1,920)	(231)	(425)
Deferred revenues	(6,217)	5,904	(591)

Net cash used in operating activities	(73,096)	(52,667)	(24,370)

Cash flows from investing activities:
Acquisition of property and equipment	(30,914)	(19,173)	(30,434)
Proceeds from sales of property and equipment	293	201	189
Purchases of marketable securities	(341,292)	(587,797)	(273,928)
Proceeds from maturities of marketable securities	432,549	399,023	56,015
Proceeds from sales of marketable securities	9,205	45,364	287,331
Payments made in connection with acquisition of assets	—	(12,026)	—
Release of restricted cash	—	—	1,570

Net cash provided by (used in) investing activities	69,841	(174,408)	40,743

Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	3,724	7,129	5,679
Excess tax benefits from equity based compensation plans	—	841	271
Purchase and retirement of common stock	(626)	—	—
Proceeds from secured borrowing	—	3,480	—

Net cash provided by financing activities	3,098	11,450	5,950

Effect of exchange rate changes on cash and cash equivalents	(679)	(258)	371
Net increase (decrease) in cash and cash equivalents	(836)	(215,883)	22,694
Cash and cash equivalents, beginning of year	122,043	337,926	315,232

Cash and cash equivalents, end of year	$121,207	$122,043	$337,926

Non-cash investing activities:
Purchases of property and equipment through accounts payable and accruals	$1,997	$4,430	$9,720
Supplemental disclosure of cash flow information:
Income taxes refunded, net	$(24,882)	$(25,787)	$(1,230)

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 1—Formation and Business of the Company

        FormFactor, Inc. (the "Company") was incorporated in Delaware on April 15, 1993 and designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. We are based in Livermore, California, home to our corporate offices, research and development, and manufacturing locations. We have facilities in the United States, Singapore, Japan, Germany, Taiwan, Italy, South Korea and the People's Republic of China.

  Fiscal Year

        Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 25, 2010, December 26, 2009, and December 27, 2008, respectively, consisted of 52 weeks.

  Reclassifications

        Certain reclassifications have been made to the prior year's Consolidated Statements of Cash Flows and Consolidated Statements of Operations to conform to the current year presentation.

  Out of Period Adjustment

        In the third quarter of fiscal 2010, we recorded a $4.1 million adjustment to cost of revenues net of $0.5 million income tax benefit, which resulted from an error in the calculation of capitalized manufacturing variances starting in the first quarter of fiscal 2009 through the second quarter of fiscal 2010. The error caused the understatement of cost of revenues and the overstatement of the overhead capitalized in inventory for most quarters. The income tax benefit resulted from higher net losses in 2009 due to higher cost of revenue expenses. We are able to carry back the increase in the 2009 loss to recover more prior year tax payments. Out of the total adjustment, a $2.9 million adjustment to cost of revenues net of $0.5 million income tax benefit was related to fiscal 2009. Management and the Audit Committee believe that such amounts are not material to current and previously reported financial statements.

        In fiscal 2009 and fiscal 2008, we did not record any out of period adjustments.

Note 2—Summary of Significant Accounting Policies

  Basis of Consolidation and Foreign Currency Translation

        The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

        Translation gains and losses resulting from the process of re-measuring into the United States of America dollar, the foreign currency financial statements of our wholly owned subsidiaries, for which the United States of America dollar is the functional currency, are included in operations. We translate assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, at exchange rates in effect at the balance sheet date. We translate revenue and expenses at the monthly average exchange rates. We include accumulated net translation adjustments in stockholders' equity as a component of accumulated other comprehensive income.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

  Foreign Exchange Management

        We transact business in various foreign currencies, primarily the Japanese Yen. We enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures are recognized as "Other income (expense), net" in the Consolidated Statements of Operations in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. We record the fair value of these contracts as of the end of our reporting period in the Consolidated Balance Sheet. We do not use derivative financial instruments for trading or speculative purposes.

  Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income (loss)", a component of stockholder's equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income (expense), net" in the Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income (expense), net" in the Consolidated Statements of Operations. We measure our cash equivalents and marketable securities at fair value. Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 valuations are obtained from quoted market prices in active markets involving similar assets. Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

information available under the circumstances. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

        All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than- temporary impairment in earnings equal to the entire difference between the investment's amortized cost basis and its fair value.

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

  Restricted Cash

        Under the terms of one of our facility leases, we provide security to the landlord in the form of letters of credit. As of December 25, 2010 and December 26, 2009, restricted cash included $0.7 million of letters of credit secured by a certificate of deposit.

  Inventories

        Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The provision for potentially excess and obsolete inventory is made based on management's analysis of inventory levels and forecasted future sales. Once the value is adjusted, the original cost of our inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold. Shipping and handling costs are classified as a component of "Cost of revenues" in the Consolidated Statements of Operations.

        We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, but for certain materials, the material purchases are often subject to minimum purchase order quantities in excess of the actual underlying probe card demand. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. These factors make inventory valuation adjustments part of our normal recurring cost of revenue. Aggregate inventory write downs were $11.4 million, $7.0 million and $16.3 million for the fiscal years ended

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

December 25, 2010, December 26, 2009, and December 27, 2008, respectively. We retain a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.

        When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we defer the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts.

  Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the following estimated useful lives of the assets: 5 to 7 years for machinery and equipment, 3 to 5 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Construction in progress assets are not depreciated until the assets are placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization, are removed from the balance sheet and the resulting gain or loss is reflected in operations.

  Intangible Assets

        Intellectual property assets represent asset acquisition-related developed technology rights and are amortized on a straight-line basis over the periods of benefit, ranging from 3 to 5 years. We classify all identified intangible assets within "Other assets" in the Consolidated Balance Sheets. For further discussion of identified intangible assets, see Note 3—Balance Sheet Components of the Notes to the Consolidated Financial Statements. We perform a quarterly review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

  Impairment of Long-Lived Assets

        We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

        Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

  Long-lived Assets Held For Sale

        We classify long-lived assets as held for sale when certain criteria are met, including: management's commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are classified within "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.

        We measure long-lived assets to be disposed of by sale at the lower of the carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. Changes to our estimated fair values of such assets are recorded in the periods in which such changes are identified.

  Concentration of Credit Risk and Other Risks and Uncertainties

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Our cash equivalents and marketable securities are held in safekeeping by large, creditworthy financial institutions. We invest our excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, we have not experienced any losses on our deposits of cash and cash equivalents.

        We market and sell our products to a narrow base of customers and generally do not require collateral. In fiscal 2010, three customers accounted for 21%, 13%, and 12% of revenues. In fiscal 2009, one customer accounted for 49% of revenues. In fiscal 2008, three customers accounted for 30%, 14%, and 11% of revenues.

        At December 25, 2010, three customers accounted for approximately 21%, 19% and 11% of accounts receivable. At December 26, 2009, three customers accounted for approximately 23%, 19% and 11% of accounts receivable. We operate in the intensely competitive semiconductor industry, including the DRAM and Flash markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.

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

Note 2—Summary of Significant Accounting Policies (Continued)

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

        In multiple element arrangements, we determine whether there is more than one unit of accounting. When a sale involves multiple elements, such as products sold along with services, the entire fee from the arrangement is allocated to each respective element based on its relative fair value and recognized when revenue recognition criteria for each element are met. The amount of revenue recognized in a given period is affected by our judgment as to whether an arrangement includes multiple elements and, if so, whether evidence of fair value exists. Changes to the elements in an arrangement and our ability to establish fair value for those elements could affect the timing of the revenue recognition.

        Revenues from the licensing of our design and manufacturing technology, which have not been material to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.

  Warranty Accrual

        We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Statement of Operations as a cost of revenues. A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Warranty accrual beginning balance	$732	$1,098
Accrual for warranties issued during the year	428	469
Settlements made during the year	(727)	(835)

Warranty accrual ending balance	$433	$732

  Research and Development

        Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

  Allowance for Doubtful Accounts

        A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations, and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in an increase in our net loss.

        We recorded a provision for doubtful accounts of $5.0 million in fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers that filed bankruptcy or those that were facing financial difficulty. In fiscal 2010, we recorded additional allowance for doubtful accounts in the amount of $0.3 million for accounts determined to be uncollectible and we released $8.7 million of allowance for doubtful accounts primarily due to a reduction of $6.7 million related to the dismissal of a complaint against a customer resulting in the write-off of previously reserved accounts receivable, a write-off of $0.5 million uncollectable debts that was previously reserved and receipt of payments totaling approximately $1.4 million for accounts receivable that was previously reserved. The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 (in thousands):

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Fiscal year ended December 27, 2008	$74	$4,635	$(489)	$4,220
Fiscal year ended December 26, 2009	4,220	5,040	—	9,260
Fiscal year ended December 25, 2010	9,260	315	(8,728)	847

  Restructuring Charges

        Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. The determination of when we accrue for employee termination benefits and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

        We record charges related to long-lived assets to be abandoned when the assets cease to be used. When we cease using a building or other asset with remaining non-cancellable lease payments continuing past our use period, we record a liability for remaining payments under lease arrangements, as well as for contract termination costs, that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date.

  Income Taxes

        We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. We estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

        We recognize and measure uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest. We recognize interest and penalties related to unrecognized tax benefits

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

within the income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

        We file annual income tax returns in multiple taxing jurisdictions around the world. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for income taxes reflect the most likely outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.

  Stock-based Compensation

        We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values, net of an estimated forfeiture rate. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our Consolidated Statement of Operations. The fair value of stock options is measured using the Black-Scholes option pricing model while the fair value for restricted stock awards and restricted stock units is measured based on the closing market price of our common stock on the date of grant.

  Net Loss Per Share

        Basic net loss per share available to common stockholders is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Basic net loss per share
Numerator:
Net loss	$(188,286)	$(155,653)	$(80,621)

Denominator:
Weighted average common stock outstanding	50,246	49,483	48,905

Weighted average shares used in computing basic net loss per share	50,246	49,483	48,905

Diluted net loss per share
Numerator:
Net loss	$(188,286)	$(155,653)	$(80,621)

Denominator:
Weighted average shares used in computing basic net loss per share	50,246	49,483	48,905
Add stock options, restricted stock, ESPP, warrants and common stock subject to repurchase	—	—	—

Weighted average shares used in computing diluted net loss per share	50,246	49,483	48,905

        The following table sets forth the weighted average potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Stock options	5,021	5,258	6,775
ESPP	65	123	161
Restricted stock units	869	27	40

Total potentially dilutive securities	5,955	5,408	6,976

  Comprehensive Loss

        Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net loss and reflected as components of stockholders' equity.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Components of accumulated other comprehensive income was as follows (in thousands):

	December 25, 2010	December 26, 2009
Unrealized gain (loss) on marketable securities, net of tax of $299 in fiscal 2010 and fiscal 2009, respectively	$(136)	$99
Cumulative translation adjustments	2,163	1,154

Accumulated other comprehensive income	$2,027	$1,253

  Recent Accounting Pronouncements

        In April 2010, an update to amend the guidance on the milestone method in revenue recognition was issued. The amendment provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate in research or development transactions. The amendment is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the impact of adopting this amendment on our consolidated financial statements.

        In January 2010, guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements was issued. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2010 did not have a material impact on our consolidated financial statements.

        In September 2009, additional authoritative guidance that modifies accounting for revenue arrangements with multiple deliverables was issued. The guidance eliminates the residual method of revenue recognition and allows the use of an estimated selling price for undelivered elements for purposes of separating elements included in multiple-element arrangements and allocating arrangement consideration when neither vendor-specific objective evidence nor acceptable third-party evidence of the selling price of the undelivered element are available. We have adopted this guidance effective with the first quarter of fiscal 2011 and will be applied on a prospective basis for revenue arrangements entered into or materially modified after the adoption date. This standard could alter the timing of how we record revenue for future arrangements, however we do not anticipate that the adoption will have a material impact on our consolidated financial position, results of operations, or cash flows based on current business practices.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components

  Marketable Securities

        Marketable securities at December 25, 2010 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury	$105,513	$372	$(20)	$105,865
Agency securities	108,361	36	(224)	108,173
Commercial paper	11,988	2	—	11,990

	$225,862	$410	$(244)	$226,028

        Marketable securities at December 26, 2009 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. treasury	$135,061	$300	$(67)	$135,294
Agency securities	172,670	339	(192)	172,817
Commercial paper	16,992	—	—	16,992
Obligations of states and political subdivisions	2,071	18	—	2,089

	$326,794	$657	$(259)	$327,192

        We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized losses on the Company's investments in fiscal 2010 and 2009, respectively, were caused primarily by changes in interest rates. We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

        The following table summarizes the gross unrealized losses and fair value of those investments with unrealized losses, aggregated by investment category and the length of time that individual securities has been in a continuous unrealized loss position as of December 25, 2010 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U. S. treasury	$34,943	$(20)	$—	$—	$34,943	$(20)
Agency securities	65,989	(224)	—	—	65,989	(224)

	$100,932	$(244)	$—	$—	$100,932	$(244)

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components (Continued)

        The following table summarizes the gross unrealized losses and fair value of those investments with unrealized losses, aggregated by investment category and the length of time that individual securities has been in a continuous unrealized loss position as of December 26, 2009 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U. S. treasury	$54,863	$(67)	$—	$—	$54,863	$(67)
Agency securities	72,471	(192)	—	—	72,471	(192)

	$127,334	$(259)	$—	$—	$127,334	$(259)

        The contractual maturities of marketable securities as of December 25, 2010 and December 26, 2009 were as follows (in thousands):

	December 25, 2010		December 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$110,847	$111,020	$186,805	$187,074
Due in one year to five years	115,015	115,008	139,989	140,118

	$225,862	$226,028	$326,794	$327,192

        Realized gains on sales or maturities of marketable securities were $0.1 million, $18,000 and $0.5 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

  Asset Retirement Obligations

        We account for the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. Our retirement obligation is associated with our commitment to return property subject to operating leases in Taiwan, South Korea, Japan and Singapore to their original condition upon lease termination. We have estimated that as of December 25, 2010, gross expected future cash flows of approximately $3.2 million would be required to fulfill these obligations.

        The carrying amount of the leasehold improvements resulting from asset retirement obligations is being amortized over the term of the related lease. In connection with our Q3 2010 Restructuring Plan, we recorded impairment charges of $1.5 million to write down the carrying amount of leasehold improvements associated with asset retirement obligations in our Singapore manufacturing facility. This impairment charge was included within "Restructuring charges, net" in the Consolidated Statements of Operations. During the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008, approximately $24,000, $0.4 million and $0.2 million of the leasehold improvements were amortized to expense, respectively.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components (Continued)

        The following is a reconciliation of the aggregate retirement liability associated with our commitment to return property to its original condition upon lease termination included in non-current "Deferred rent and other liabilities" in the Consolidated Balance Sheets (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Asset retirement obligation beginning balance	$2,350	$1,893
Initial amount recorded for new asset retirement obligation	265	315
Liabilities settled	(453)	—
Increase based on revised estimates of asset retirement obligations	702	—
Accretion expense	241	142

Asset retirement obligation ending balance	$3,105	$2,350

  Inventories

        Inventories consisted of the following (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Raw materials	$2,736	$2,405
Work-in-progress	16,807	11,457
Finished goods:
Deferred cost of revenue	761	6,097
Manufactured finished goods	5,460	5,589

	$25,764	$25,548

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components (Continued)

  Property and Equipment

        Property and equipment consisted of the following (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Machinery and equipment	$115,847	$115,938
Computer equipment and software	35,493	34,810
Furniture and fixtures	6,180	7,172
Leasehold improvements	69,934	71,816

	227,454	229,736
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(207,992)	(146,365)

	19,462	83,371
Construction-in-progress	17,849	14,387

	$37,311	$97,758

        In fiscal 2010 and fiscal 2009, we wrote off fully depreciated assets with an acquired cost of $6.8 million and $4.1 million, respectively.

        As discussed in Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements, in fiscal 2010 we recorded aggregated impairment charges of $65.2 million, including $64.1 million and $1.1 million to write down the carrying values of certain property and equipment and intangible assets, respectively. In fiscal 2009 and 2008, we recorded impairment charges totaling $1.7 million and $5.5 million, respectively.

        Depreciation and amortization of property and equipment, excluding the impairments discussed above, for the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008 was approximately $26.4 million, $32.2 million and $32.3 million, respectively.

  Accrued Liabilities

        Accrued liabilities consisted of the following (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Accrued compensation and benefits	$14,724	$11,323
Accrued commissions	563	695
Accrued warranty	433	732
Secured borrowing	—	3,480
Deferred rent	200	469
Accrued restructuring	1,833	1,049
Other accrued expenses	6,292	5,669

	$24,045	$23,417

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 3—Balance Sheet Components (Continued)

        In November 2009, we sold all rights, title and interest in a customer's bankruptcy claim to a third party in exchange for net proceeds of less than full value of the asserted claim. The proceeds were accounted for as a secured borrowing and included within "Accrued liabilities" in the Consolidated Balance Sheet at December 26, 2009. On October 8, 2010, we voluntarily dismissed our complaint against this customer. As a result, we have released the amounts previously recorded as a secured borrowing and recorded a gain of $3.5 million in "Other income (expense), net" in the Consolidated Statements of Operations in the third quarter of fiscal 2010.

        In the fourth quarter of fiscal 2010, we ceased the utilization of one facility in Livermore and our facility in Singapore that was expected to be utilized for our manufacturing operations. In connection with these decisions, we accrued liabilities totaling $0.7 million comprised of $0.3 million and $0.4 million for the remaining lease obligations that will continue to be incurred under operating lease contracts of the Livermore and Singapore facilities, respectively. The $0.4 million charge relating to our Singapore facility was recorded as additional restructuring charges in connection with our Q3 2010 Restructuring Plan, as discussed in Note 4—Restructuring Charges of the Notes to the Consolidated Financial Statements.

Note 4—Restructuring Charges

        We implemented two restructuring plans in fiscal 2009 which included reductions of our workforce and consolidation of our facilities. The restructuring plans were designed to improve our operating efficiency. All expenses associated with our restructuring plans are included in "Restructuring charges, net" in the Consolidated Statements of Operations.

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

        The restructuring plans we implemented in fiscal 2010 are discussed below.

  Q1 2010 Restructuring Plan

        In the first quarter of fiscal 2010, we implemented a restructuring plan (the "Q1 2010 Restructuring Plan") intended to align resources in continuation of our global regionalization strategy to place more decision-making in regions close to our semiconductor customers. As part of this regionalization strategy, we initiated the moving of certain assembly and test operations from our back-end manufacturing processes in Livermore, California to Asia, and planned to bring-up and

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 4—Restructuring Charges (Continued)

qualify our back-end manufacturing operations in Singapore. As a result of this restructuring plan, our worldwide headcount was expected to be reduced by 106 full-time employees. The activities comprising this reduction in force were expected to be completed by the end of the first quarter of fiscal 2011.

        We recorded $3.4 million in charges for the Q1 2010 Restructuring Plan in fiscal 2010, which was all related to severance and related benefits.

  Q2 2010 Restructuring Plan

        In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the "Q2 2010 Restructuring Plan"). These actions included reducing the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function, and undertaking a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan. As a result of this rescission plan, as of June 26, 2010, we had reversed the existing accrual for certain of the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, of $3.3 million, including the accrued retention bonus to date. As of September 25, 2010, we completed this rescission plan.

        Additionally, the reduction in workforce impacted 67 employees spread across all functions of the organization to further streamline and simplify our operations and reduce operating costs. The activities comprising this reduction in force were substantially completed by the end of fiscal 2010.

        We recorded $4.8 million in charges for severance and related benefits, and $1.0 million for property and equipment impairments for the Q2 2010 Restructuring Plan in fiscal 2010, respectively. The impairment charges were related to the impairment of certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.

  Q3 2010 Restructuring Plan

        In the third quarter of fiscal 2010, we announced a restructuring plan (the "Q3 2010 Restructuring Plan") to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 60 employees primarily at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore will remain in Livermore, and Livermore will continue as the primary manufacturing operating location for the Company. The Company expects that the activities comprising this reduction in force will be substantially completed by the end of the first quarter of fiscal 2011. In addition, we ceased the utilization of a portion of the facility in Singapore that was expected to be utilized for our manufacturing operations in the fourth quarter of fiscal 2010 as additional restructuring action in connection with our Q3 2010 Restructuring Plan.

        In fiscal 2010, we recorded $1.2 million for the Q3 2010 Restructuring Plan for severance and related benefits, $7.8 million impairment charges for certain equipment and leasehold improvements, including assets related to asset retirement obligations, in Singapore that would no longer be utilized and $0.4 million in charges for the remaining lease obligations that will continue to be incurred under operating lease contracts of the Singapore facilities. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 4—Restructuring Charges (Continued)

of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 6—Impairment of Long-lived Assets of the Notes to Consolidated Financial Statements.

  Q4 2010 Restructuring Plan

        In the fourth quarter of fiscal 2010, we implemented a restructuring plan (the "Q4 2010 Restructuring Plan") including reducing our global workforce by 10 employees across the organization. We recorded $0.6 million in charges for severance and related benefits in fiscal 2010. We expect that the activities comprising this reduction in force will be substantially completed by the end of the first quarter of fiscal 2011.

        The following table summarizes the activities related to the restructuring actions of fiscal 2010 (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other	Total
Accrual at December 29, 2007	$—	$—	$—	$—
Restructuring charges	7,629	1,113	415	9,157
Cash payments	(6,902)	—	(344)	(7,246)
Non-cash settlements	(650)	(1,113)	—	(1,763)

Accrual at December 27, 2008	77	—	71	148
Restructuring charges	8,419	366	(5)	8,780
Cash payments	(7,306)	—	10	(7,296)
Non-cash settlements	(217)	(366)	—	(583)

Accrual at December 26, 2009	973	—	76	1,049
Restructuring charges	10,057	8,787	411	19,255
Reversal of charges for Q1 2010 Restructuring Plan	(3,282)	—	—	(3,282)
Adjustments to restructuring charges	—	—	(76)	(76)
Cash payments	(6,184)	—	—	(6,184)
Non-cash settlements	(182)	(8,787)	40	(8,929)

Accrual at December 25, 2010	$1,382	$—	$451	$1,833

        The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The cash payments associated with our various reductions in force are expected to be paid by the end of the first quarter of fiscal 2011. As such, the restructuring accrual is recorded as a current liability within "Accrued liabilities" in the Consolidated Balance Sheets. Restructuring charges are reflected separately as "Restructuring charges, net" in the Consolidated Statements of Operations.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Derivative Financial Instruments

        We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our Consolidated Balance Sheet with changes in fair value recorded within "Other income (expense), net" in our Consolidated Statement of Operations for both realized and unrealized gains and losses.

        As of December 25, 2010, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and to buy Taiwan Dollars. The following tables provide information about our foreign currency forward contracts outstanding as of December 25, 2010 and December 26, 2009:

As of December 25, 2010	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
	(In thousands)
Japanese Yen	508,148	$6,116
Taiwan Dollar	(31,356)	(1,061)
Korean Won	3,754,684	3,249

Total USD notional amount of outstanding foreign exchange contracts		$8,304

As of December 26, 2009	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
	(In thousands)
Japanese Yen	1,293,803	$14,092
Taiwan Dollar	19,777	614
Korean Won	2,470,875	2,096

Total USD notional amount of outstanding foreign exchange contracts		$16,802

        The contracts outstanding at December 25, 2010 were entered into on December 24, 2010 and matured on December 28, 2010. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of December 25, 2010. Additionally, no gains or losses relating to the outstanding derivative contracts as of December 25, 2010 and December 26, 2009 were recorded during the respective fiscal periods.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 5—Derivative Financial Instruments (Continued)

        The location and amount of losses related to non-designated derivative instruments that matured in the years ended December 25, 2010 and December 26, 2009 in the Consolidated Statement of Operations are as follows (in thousands):

		Losses Recognized on Derivatives
	Location of Loss Recognized on Derivatives
Derivatives Not Designated as Hedging Instruments		FY2010	FY2009
Foreign exchange forward contracts	Other Income (expense), net	$(2,043)	$(760)

Note 6—Impairment of Long-lived Assets

        The following table summarizes the components of the impairments that we recorded in fiscal 2010, 2009 and 2008 (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Impairment of long-lived assets:
Restructuring	$8,787	$366	$1,113
Assets held for sale	342	1,000	—
Assets to be disposed of other than sale	2,956	288	4,400
Intangible assets	1,082	—	—
Enterprise-wide impairment	52,021	—	—

Total	$65,188	$1,654	$5,513

  Restructuring

        In conjunction with the Q2 2010 Restructuring Plan discussed in Note 4—Restructuring Charges, we recorded an impairment charge of approximately $1.0 million in fiscal 2010 to write off certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.

        As discussed in Note 4—Restructuring Charges, in conjunction with the Q3 2010 Restructuring Plan, we recorded an impairment charge of $7.8 million for certain assets related to our Singapore manufacturing operations in fiscal 2010. This impairment was comprised primarily of $5.8 million for leasehold improvements, $0.6 million for manufacturing equipment and $0.6 million for software and system assets related to the manufacturing operations that will be taken out of service or abandoned, as well as $0.8 million to adjust the carrying amount of certain equipment determined to be held for sale.

        In conjunction with the restructuring actions that we implemented in fiscal 2009 and 2008, we recorded impairment charges of $0.4 million in the first quarter of fiscal 2009 related to certain assets that were taken out of service and $1.1 million in the second quarter of fiscal 2008 related to the consolidation of a facility in Livermore, California.

        All of these charges were included within "Restructuring charges, net" in the Consolidated Statements of Operations in their respective periods.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Impairment of Long-lived Assets (Continued)

  Assets held for sale

        In the third quarter of fiscal 2010, we recorded aggregated impairment charges of $0.3 million in conjunction with the write down of a building held for sale to its estimated fair value and certain furniture and fixtures at our Livermore facility that were determined to be held for sale. These impairments were included within "Impairment of long-lived assets" in the Consolidated Statements of Operations for fiscal 2010.

        In fiscal 2009, we recorded impairment charges of $1.0 million related to certain equipment that was determined to be held for sale. The impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in our Form 10-K filed for fiscal 2009. However this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2009 in this Form 10-K to conform with the current period presentation of asset impairments.

  Assets to be disposed of other than sale

        In the second quarter of fiscal 2010, we recorded an impairment charge of $1.0 million related to the termination of an on-going construction-in-progress project. In the third quarter of fiscal 2010, we recorded an impairment charge of $2.0 million for certain assets to be disposed of other than sale, which was comprised of an impairment of $0.3 million related to certain leasehold improvements that will be abandoned as a result of the consolidation of office space in Livermore and an impairment of $1.7 million related to certain construction-in-progress projects for the development and build of manufacturing equipment as well as additional related equipment that was in-service and was identified as excess capacity. These projects were terminated during the quarter ended September 25, 2010 and as a result these assets were fully impaired. All of these charges are included in "Impairment of long-lived assets" in the Consolidated Statements of Operations for their respective periods.

        In fiscal 2009, we recorded an impairment of $0.3 million related to the termination of certain on-going projects that were in construction-in-progress. This impairment charge was originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in the Form 10-K filed for fiscal 2009. However, this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2009 in this Form 10-K to conform with the current period presentation of asset impairments.

        In fiscal 2008, we recorded an impairment of $4.4 million related to construction in-progress assets in Singapore in conjunction with our decision not to proceed with the construction of a new manufacturing facility at the proposed site in Singapore. This impairment charge is included in "Impairment of long-lived assets" in the Consolidated Statements of Operations for fiscal 2008.

  Intangible assets

        During fiscal 2010, the combination of various factors, including our renewed focus on simplifying and refocusing our operations on our core competencies, resulted in our decision to reduce efforts geared at licensing and marketing the software underlying certain of our intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2009 through a bankruptcy proceeding. As a result, we performed an impairment analysis of these purchased intangible assets during the third quarter of fiscal 2010 and

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Impairment of Long-lived Assets (Continued)

recorded an impairment charge of $1.1 million for the carrying amount of the impaired assets. The impairment charge was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations.

  Enterprise-wide impairment

        At the end of the third quarter of fiscal 2010, in addition to the specific impairments discussed above, we determined that an enterprise-wide impairment analysis of our long-lived assets was required due to the combined effect of a sustained decline in the Company's stock price, a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, and recurring operating losses and net cash outflows from operations. Accordingly, management reviewed the recoverability of its long-lived assets in the third quarter of fiscal 2010.

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

        As a result, we concluded that our business was not able to fully recover the carrying amount of our assets. Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. The review involved estimating the fair value in an exchange transaction of our asset group, comparing such fair value to the carrying amount of the asset group, after adjustment for the various specific impairments discussed above, and recording impairment charges to reduce the pre-impairment carrying amount of the asset group to its estimated fair value.

        Determining the fair value of an asset group unit is judgmental in nature and requires the use of significant estimates and assumptions, including current replacement costs, revenue growth rates and operating margins, and discount rates, among others. Accordingly, we were required to make various estimates in determining the fair values of our asset group at September 25, 2010. Where appropriate, we utilized a market approach to estimate the fair value of our property and equipment. This approach included the identification of market prices in actual transactions for similar assets based on asking prices for assets currently available for sale, as well as obtaining and reviewing certain direct market values based quoted prices with manufacturers and secondary market participants for similar equipment. However, due to the highly customized nature of our manufacturing equipment we primarily utilized the cost approach to estimate the fair value of our property and equipment. To determine the estimated fair value of our property and equipment at September 25, 2010, adjustment factors, including cost trend factors, were applied to each individual asset's original cost in order to estimate current replacement cost. The current replacement cost was then adjusted for estimated deductions to recognize the effects of deterioration and obsolescence from all causes, as well as indirect costs such as installation.

        The estimated fair value of the purchased intangible assets was determined based on a combination of two income-based approaches, as this combination was deemed to be the most indicative of the Company's fair value in an orderly transaction between market participants. Under

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 6—Impairment of Long-lived Assets (Continued)

these two income approaches we determined fair value based on both the estimated future cash flows resulting from the licensing of the technology underlying the intangible asset, as well as the estimated future cash savings achieved due to the avoidance of costs resulting from the internal use of the underlying technology. The estimated cash flows in each approach were discounted by an estimated weighted-average cost of capital which reflects the overall level of inherent risk of the enterprise and the rate of return an outside investor would expect to earn.

        For each asset, we then compared the estimated fair value to the individual asset's carrying amount to determine the amount of the impairment charge. Based on this analysis, we recorded an impairment charge of approximately $52.0 million in the third quarter of fiscal 2010. This charge, which was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations, was comprised of $27.7 million for leasehold improvements, $11.2 million impairment for manufacturing equipment, $8.5 million impairment for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

Note 7—Fair Value

        We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We also have a building held for sale in Livermore, California as well as certain manufacturing equipment held for sale, which are measured at fair value on a non-recurring basis and included within "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheet.

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Fair Value (Continued)

        We adopted the accounting standard for fair value as of the beginning of our fiscal 2008 year for our financial assets and financial liabilities, and as of the beginning of our 2009 fiscal year as it related to nonrecurring fair value measurement requirements for non-financial assets and liabilities.

  Assets Measured at Fair Value on a Recurring Basis

        We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, agency securities, commercial papers and foreign currency derivatives. The following tables represent the fair value hierarchy for our financial assets (cash equivalents and marketable securities):

        Fair value measured on a recurring basis as of December 25, 2010 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$82,996	$—	$82,996
Commercial paper	—	16,991	16,991
Marketable securities
U. S. treasury	—	105,865	105,865
Agency securities	—	108,173	108,173
Commercial paper	—	11,990	11,990

	$82,996	$243,019	$326,015

        Fair value measured on a recurring basis as of December 26, 2009 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$100,145	$—	$100,145
Commercial paper	—	5,000	5,000
Marketable securities
U. S. treasury	—	135,294	135,294
Municipal bonds	—	2,089	2,089
Agency securities	—	172,817	172,817
Commercial paper	—	16,992	16,992

	$100,145	$332,192	$432,337

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

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Fair Value (Continued)

significant judgments. In addition, all of our investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

  Assets Measured at Fair Value on a Nonrecurring Basis

        The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis at their respective measurement dates (in thousands):

	Level 2	Level 3	Total	Total Losses Fiscal 2010
Long-lived assets held and used	$38,042	$—	$38,042	$(52,021)
Long-lived assets held for sale	790	389	1,179	(1,229)

Total	$38,832	$389	$39,221	$(53,250)

        In conjunction with our enterprise-wide asset impairment analysis performed in the third quarter of fiscal 2010, long-lived assets held and used with a carrying amount of $90.0 million were written down to their estimated fair value of $38.0 million at September 25, 2010, in accordance with the provisions for the impairment or disposal of long-lived assets. The total impairment charge of $52.0 million was included in "Impairment of long-lived assets" in the Consolidated Statement of Operations during the third quarter of fiscal 2010. The amounts in the table above reflect the results of the non-recurring fair value measurement as of the third quarter of 2010. As of December 25, 2010, there have been no additional non-recurring fair value measurements associated with these assets, and the carrying amount of these assets have been reduced for depreciation on the new carrying values in the fourth quarter of fiscal 2010, which is discussed in Note 3—Balance Sheets Components of the Notes to the Consolidated Financial Statements.

        At the end of fiscal 2009, we had a building and certain manufacturing equipment held for sale in Livermore, California, which were classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. During fiscal 2010, we determined that the carrying amount of the building that is held for sale exceeded its estimated fair value. In accordance with the provisions for the impairment or disposal of long-lived assets, this building held for sale was written down to its estimated fair value, less estimated costs to sell, of $0.8 million, resulting in a loss of $0.1 million, which was included in "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2010. As of December 25, 2010, this building held for sale was carried at $0.8 million. Because the updated estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of the Company, we transferred this building from Level 3 to Level 2 in fiscal 2010.

        In addition to the manufacturing equipment in Livermore that had been previously identified as held for sale, during the third quarter of fiscal 2010 we identified certain furniture and fixtures that were determined to be held for sale. In accordance with the provisions for the impairment or disposal of long-lived assets, these furniture and fixtures were written down to their estimated fair value, less estimated costs to sell, resulting in a loss of $0.2 million, which was included in "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2010. As of December 25,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 7—Fair Value (Continued)

2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.

        During the third quarter of fiscal 2010, in conjunction with the Q3 2010 Restructuring Plan, certain manufacturing equipment at our Singapore facility were classified as held for sale. In accordance with the provisions for the impairment or disposal of long-lived assets, this equipment held for sale was written down to its estimated fair value, less estimated costs to sell, resulting in a loss of $0.6 million, which was included in "Restructuring charges, net" in the Consolidated Statement of Operations for fiscal 2010. In the fourth quarter of fiscal 2010, we recorded an additional charge of $0.3 million in "Restructuring charges, net" to adjust these assets to their estimated fair value, less estimated costs to sell, based on revised estimates and purchase agreements with identified buyers. As of December 25, 2010, all such held for sale equipment in Singapore had been sold.

        The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis at December 26, 2009 (in thousands):

	Level 3	Total Losses Fiscal 2009
Long-lived assets held for sale	$1,469	$(1,000)

Total	$1,469	$(1,000)

        As of December 26, 2009, the building held for sale at Livermore was valued at $0.9 million and was classified as Level 3 as we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. We also classified certain manufacturing equipment as held for sale as of December 26, 2009 and wrote the equipment down to its estimated fair value, less estimated costs to sell, resulting in a loss of $1.0 million. These impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in the Form 10-K filed for fiscal 2009. However these impairment charges have been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations in this Form 10-K for fiscal 2010 to conform with the current year presentation of asset impairment charges. The manufacturing equipment held for sale was valued at $0.6 million at December 26, 2009, which was classified as Level 3 as we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of observable market data on pricing and inherent lack of liquidity.

        Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 8—Asset Acquisition

        In October 2009, we completed the acquisition of certain assets from Electroglas, Inc. ("Electroglas"), a company under Chapter 11 bankruptcy protection in Delaware. Prior to the acquisition, Electroglas was engaged in the supply of semiconductor manufacturing equipment and

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 8—Asset Acquisition (Continued)

software to the semiconductor industry. The assets acquired consisted of manufacturing and testing equipment, spare parts and components related to the purchased equipment and intellectual property assets representing developed technology rights related to precision motion control automation and all of the intellectual property rights of Electroglas, with the exception of certain trademark rights. We believed that the acquisition of these assets would enable us to continue to improve our manufacturing efficiency and provide our customers with high quality end products. The purchase price for the assets, including transaction costs, of approximately $11.8 million was capitalized in the fourth quarter of fiscal 2009.

        Of the total purchase price, $3.6 million was allocated to property and equipment, $7.8 million was allocated to intellectual property assets, and $0.4 million was allocated to other current assets.

        As discussed in Note 6—Impairment of Long-lived Assets, we wrote off $1.1 million carrying amount of certain purchased intellectually property in the third quarter of fiscal 2010 and recorded $0.2 million of impairment charge to the remaining intangible assets. At December 25, 2010, the carrying amount of our intangible assets was $4.4 million, with $5.9 million as the gross amount and $1.5 million as the accumulated amortization. We recorded $1.7 million amortization expense for our intangible assets in fiscal 2010, of which $1.3 million was charged to cost of revenues and $0.4 million was charged to selling, general and administrative expense. The purchased intellectual property assets had a weighted average remaining amortization period of 3.8 years at December 25, 2010. The intangible assets are included in "Other assets" in the Consolidated Balance Sheets.

        Based on the intangible assets recorded as of December 25, 2010, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2011	$1,179
2012	1,179
2013	1,179
2014	883

Total	$4,420

        At December 26, 2009, the carrying amount of our intangible assets was $7.4 million, with $7.8 million as the gross amount and $0.4 million as the accumulated amortization. The amortization of the purchased intellectual property assets was $0.4 million for fiscal 2009, of which $0.3 million was charged to cost of revenues and $0.1 million was charged to selling, general and administrative expense. The purchased intellectual property assets had a weighted average amortization period of 4.5 years at December 26, 2009 and the net book value was $7.4 million at December 26, 2009.

Note 9—Commitments and Contingencies

  Environmental Matters

        We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Commitments and Contingencies (Continued)

contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2010. In fiscal 2009 we received one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of December 25, 2010.

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

  Contractual Obligations

        The following table describes our commitments to settle contractual obligations in cash as of December 25, 2010:

	Payments Due In Fiscal Years
	2011	2012-2013	2014-2015	After 2015	Total
	(In thousands)
Operating leases	$3,912	$5,652	$5,601	$14,972	$30,137
Other purchase obligations	3,756	446	—	—	$4,202

Total	$7,668	$6,098	$5,601	$14,972	$34,339

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

        Rent expense for the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008, was approximately $5.4 million, $5.7 million and $6.0 million, respectively.

        Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Commitments and Contingencies (Continued)

estimated based on information available to us as of December 25, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

        The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $17.5 million as of December 25, 2010 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 25, 2010, the changes to our uncertain tax positions in the next 12 months, that are reasonable possible, are not expected to have a significant impact on our financial position or results of operations.

  Indemnification Arrangements

        We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 25, 2010.

  Legal Matters

        From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing of this Form 10-K, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Commitments and Contingencies (Continued)

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

        In November 2009, in response to a request for review of prior decisions by an ITC Administrative Law Judge, the Commission issued a decision, which is termed a "final determination," finding certain of FormFactor's asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Micronics Japan was lifted, and in July 2010 we reached an amicable resolution of the action against Micronics Japan resulting in the dismissal of the patent infringement lawsuit in the United States District Court for the Northern District of California. The terms and conditions of the settlement agreement are confidential. The stay in the district court action against Phicom was also lifted and the parties engaged in a non-binding mediation in an attempt to amicable resolve the litigation. If the matter is not resolved amicably, we anticipate the action will proceed forward.

        In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. The complaint sought both injunctive relief and money damages for Micro-Probe's alleged infringement of our U.S. Patent No. 6,441,315 for "Contact Structures With Blades Having A Wiping Motion," U.S. Patent No. 6,825,422 for "Interconnection Element With Contact Blade," U.S. Patent No. 6,965,244 for "High Performance Probe System," U.S. Patent No. 7,227,371 for "High Performance Probe System," U.S. Patent No. 6,246,247 for "Probe Card Assembly and Kit, and Methods of Using Same," and U.S. Patent No. 6,624,648 for "Probe Card Assembly." The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Commitments and Contingencies (Continued)

former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which is the subject of a re-examination proceeding before the USPTO. Micro-Probe and the former employee have both filed answers to our amended complaint. Micro-Probe is seeking a stay of part of the claims pending the outcome of certain USPTO re-examination proceedings it initiated against the patents-in-suit.

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

        In response to our initiation of the infringement actions in Korea, Phicom filed in the Korean Intellectual Property Office, or KIPO, invalidity actions challenging the validity of some or all of the claims of each of our four patents at issue in the Seoul Southern District Court infringement actions. KIPO dismissed Phicom's challenges against all four of the patents-at-issue. Phicom appealed the dismissals of the challenges to the Korea Patent Court. In 2006, the Korea Patent Court issued a ruling upholding the validity of our Korean Patent No. 252,457, the only one of the four patents still subject to litigation. Phicom appealed the Patent Court ruling on Korean Patent No. 252,457 to the Korea Supreme Court. In June 2008, the Korea Supreme Court reversed the Patent Court ruling and finding invalid certain claims of our Korean Patent No. 252,457 and remanding the case for further trial. We also filed a correction trial with KIPO on certain claims of Korean Patent No. 252,457. KIPO issued decisions unfavorable to us in both of the actions relating to our Korean Patent No. 252,457, and, on appeal, the Korea Patent Court also issued decisions adverse to us in both actions.

        Additionally, one or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the U.S. Patent and Trademark Office, USPTO, against three of our U.S. patents that were at issue in the ITC investigation. With respect to our U.S. Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate has issued. With respect to our U.S. Patent No. 6,624,648, the matter is still pending before the USPTO. With respect to our U.S. Patent No. 6,615,485, the matter is on appeal from the decision of the USPTO examiner. Micro-Probe has filed requests for re-examination with the USPTO directed to our U.S. Patent No. 6,246,247, U.S. Patent No. 6,825,422, U.S. Patent No. 6,441,315, U.S. Patent No. 6,965,244 and U.S. Patent No. 7,227,371. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 9—Commitments and Contingencies (Continued)

6,825,422 and 6,441,315, and has not yet made a determination as to whether it will grant the requests directed to U.S. Patent Nos. 6,965,244 and 7,227,371. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

        No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 25, 2010. We will incur material attorneys' fees in prosecuting and defending the various identified actions.

  Commercial Litigation

        On February 20, 2009, we filed a complaint for breach of contract, common counts, account stated and injunctive relief against Spansion, LLC, a Delaware limited liability company ("Spansion"), in the state superior court located in Santa Clara County, California. The complaint alleges that Spansion, in breach of Spansion's obligations under a purchase agreement entered into by us and Spansion, has failed to pay us for probe cards that we designed, developed and manufactured pursuant to several purchase orders placed by Spansion with us pursuant to the agreement. The complaint states that as of February 13, 2009, Spansion owed us $8.1 million for probe cards delivered by us and not paid for by Spansion. In the complaint, we are seeking (i) payment of at least $8.1 million, (ii) a temporary protective order and an injunction enjoining Spansion from assigning or in any way divesting itself of any monies that we believe Spansion received from a certain third party entity, (iii) a prejudgment writ of attachment in favor of us over Spansion's corporate assets and property, (iv) costs and (v) attorney's fees. Prior to making any appearance or filing any answer in the action, Spansion filed for protection under Chapter 11 of the Bankruptcy Laws of the United States, which served to stay our complaint against Spansion. In November 2009, we sold all rights, title and interest in the bankruptcy claim in the aggregate face amount of $8.1 million to a third party in exchange for net proceeds of $3.5 million, and in October 2010, we voluntarily dismissed our complaint against Spansion.

Note 10—Stockholders' Equity

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

  Common Stock

        Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 25, 2010.

  Common Stock Repurchase Program

        On October 20, 2010, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Stockholders' Equity (Continued)

Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time. In December 2010, we repurchased and retired approximately 70,000 shares of common stock for $0.6 million under this repurchase authorization. There were no additional common stock repurchases during fiscal 2010.

        Additionally, we have repurchased and retired 130,000 shares for $1.2 million subsequent to December 25, 2010.

        Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

  Equity Incentive Plans

        We have options to purchase shares of common stock outstanding under the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (the "Plans") for which we have reserved shares for issuance upon exercise of these options. Since the effectiveness of our 2002 Equity Incentive Plan in connection with our initial public offering, we do not grant any options under the Plans. Under the Plans, the Board of Directors had the authority to issue incentive stock options to employees and nonqualified stock options and stock purchase rights to consultants and employees of ours. The Board of Directors had the authority to determine to whom options would be granted, the number of shares, the term and exercise price (which could not be less than fair market value at date of grant for incentive stock options or 85% of fair market value for nonqualified stock options). If an employee owned stock representing more than 10% of the outstanding shares, the price of each share would be at least 110% of the fair market value, as determined by the Board of Directors. Generally, the options issued under the Plans vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder's status as an employee or consultant. At December 25, 2010 and December 26, 2009, no shares of common stock were subject to our right of repurchase.

        On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan ("2002 Plan"), which became effective upon the effective date of the initial public offering of our common stock. The 2002 Plan provides for the grant of both, incentive stock options and nonqualified stock options, restricted stock and restricted stock units. The incentive stock options may be granted to our employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. All other options granted under the 2002 Plan are exercisable as determined by the Compensation Committee of the Board of Directors. For options granted on or before February 9, 2006, the options generally expire ten years from date of grant and vest over three to four years. For options granted after February 9, 2006, the options generally expire seven years from the date of grant and vest over three to four years. Options

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Stockholders' Equity (Continued)

re-granted as a result of our stock exchange program in the fourth quarter of fiscal 2010 (see Note 11—Stock-Based Compensation of Notes to the Consolidated Financial Statements) expire five years from date of the exchange and vest over three years. Restricted stock and restricted stock units granted under the 2002 Plan generally vest over four years in annual tranches.

        We initially reserved 500,000 shares of common stock for issuance under the 2002 Plan plus any shares that have been reserved but not issued under our prior equity plans, plus any shares repurchased at the original purchase price and any options which expire, thereafter. In addition, on each January 1, the number of shares available for issuance under the 2002 Plan will be increased by an amount equal to 5.0% of the outstanding shares of common stock on the preceding day.

        At December 25, 2010, 8,940,339 shares were available for grant under the 2002 Plan.

  Stock Options

        Activity of the stock options under the Plans and the 2002 Plan is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weigthed Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2007	6,611,496	$29.18
Options granted	1,141,010	20.78
Options exercised	(119,674)	5.97
Options canceled	(946,012)	34.87

Outstanding at December 27, 2008	6,686,820	27.36

Options granted	449,980	17.71
Options exercised	(319,386)	13.37
Options canceled	(957,594)	34.80

Outstanding at December 26, 2009	5,859,820	26.17

Options granted(1)	3,425,309	10.15
Options exercised	(115,597)	5.99
Options canceled(2)	(3,851,145)	28.60

Outstanding at December 25, 2010	5,318,387	$14.53	4.72	$1,523,557

Vested and expected to vest at December 25, 2010	4,709,714	$15.13	4.50	$1,400,082
Exercisable at December 25, 2010	2,090,888	$21.47	2.20	$817,736

(1)
Options granted in fiscal 2010 included 679,864 shares of re-granted stock options with an exercise price of $8.61 per share as a result of our stock option exchange program effective October 1, 2010.

(2)
Options canceled in fiscal 2010 included 2,779,782 shares with a weighted average exercise price of $29.58 per share as a result of our stock option exchange program effective October 1, 2010.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Stockholders' Equity (Continued)

        The options outstanding and vested by exercise price at December 25, 2010 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.00 - $8.91	1,470,308	4.49	$7.77	355,824	$6.51
$8.91 - $10.30	1,875,375	6.85	10.28	11,375	9.00
$10.30 - $15.71	369,568	4.99	14.12	180,080	13.88
$15.71 - $19.36	429,362	1.98	18.47	387,238	18.46
$19.36 - $24.17	439,248	2.87	20.91	433,939	20.92
$24.17 - $25.65	235,275	3.41	25.42	235,275	25.42
$25.71 - $46.13	499,251	1.77	36.58	487,157	36.47

Total	5,318,387	4.72	$14.53	2,090,888	$21.47

        The aggregate intrinsic value in the tables above represents the total pre-tax intrinsic value based on our closing stock price of $8.81 on December 23, 2010.

        The intrinsic value of option exercises during fiscal 2010 was $0.5 million. Cash received from stock option exercises in fiscal 2010 was $0.7 million. We did not realize any gross tax benefits in connection with these exercises.

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

  Restricted Stock Units

        Restricted stock units are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 10—Stockholders' Equity (Continued)

us. Activity of the restricted stock units under our 2002 Plan for the fiscal year ended December 25, 2010 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 29, 2007	22,150	$32.74
Granted	653,840	19.86
Vested	(27,180)	21.51
Canceled	(64,945)	19.36

Restricted stock units at December 27, 2008	583,865	19.92

Granted	1,151,462	18.00
Vested	(160,137)	15.55
Canceled	(83,512)	18.44

Restricted stock units at December 26, 2009	1,491,678	18.51

Granted	776,318	14.57
Vested	(464,050)	18.95
Canceled	(431,034)	17.99

Restricted stock units at December 25, 2010	1,372,912	$16.29

  2002 Employee Stock Purchase Plan

        On April 18, 2002, the Board of Directors approved the 2002 Employee Stock Purchase Plan ("2002 ESPP"). The 2002 ESPP is designed to enable eligible employees to purchase shares of common stock at a discount on a periodic basis through payroll deductions. Effective from February 1, 2007, the offering periods under the 2002 ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period, 1,500,000 shares of common stock were initially reserved for issuance under the 2002 ESPP. In addition, the number of shares available for issuance under the 2002 ESPP will be increased on each January 1 by an amount equal to 1.0% of the outstanding shares of common stock on the preceding day.

        During fiscal 2010, fiscal 2009, and fiscal 2008, employees purchased 365,871 shares, 269,156 shares, and 286,349 shares under this program at a weighted average exercise price of $10.35, $13.37, and $17.84, respectively.

Note 11—Stock-Based Compensation

        We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs in the Consolidated Financial Statements based on the fair

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 11—Stock-Based Compensation (Continued)

value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.

        The table below shows the stock-based compensation expense included in the Consolidated Statement of Operations (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Stock-based compensation expense included in:
Cost of revenues	$3,733	$3,516	$4,849
Research and development	5,610	4,407	4,999
Selling, general and administrative(1)(2)(3)	8,270	12,637	12,397
Restructuring charges, net	190	216	623

Total stock-based compensation	17,803	20,776	22,868
Tax effect on stock-based compensation	—	—	(7,218)

Total stock-based compensation, net of tax	$17,803	$20,776	$15,650

(1)
Fiscal 2010 includes $0.5 million of stock-based compensation expense and an offsetting benefit of $0.7 million related to the reversal of previously recognized expense for unvested stock options resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to our former executive members in conjunction with their departure from the Company (See Note 15—Departure of Executive Officers). Additionally, fiscal 2010 includes $0.1 million of net stock-based compensation expense resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to former members of the Board of Directors in conjunction with their departure from the Company.

(2)
Fiscal 2009 includes $2.5 million of stock-based compensation expense resulting from the modification and acceleration of the vesting of a portion of the options awarded to our founder and former Executive Chairman of the Board of Directors in conjunction with his separation agreement and mutual release.

(3)
Fiscal 2008 includes $0.1 million of stock-based compensation expense and an offsetting benefit of approximately $0.4 million related to the reversal of previously recognized expense for unvested stock options resulting from the acceleration of the vesting of a portion of our former Chief Financial Officer's stock options in conjunction with his separation agreement and general release.

  Stock Options

        The exercise price of each stock option equals the market price of our stock on the date of grant. Most options are scheduled to vest over three to four years and expire in seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 11—Stock-Based Compensation (Continued)

option pricing model. In addition, we estimate forfeitures when recognizing compensation expense, and adjust our estimates of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

        The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options granted in fiscal 2010, 2009 and 2008. The re-granted options from our stock exchange program are excluded from this table.

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Stock Options:
Dividend yield	0%	0%	0%
Expected volatility	50.89%	52.19%	53.25%
Risk-free interest rate	1.23%	1.68%	3.04%
Expected life (in years)	4.42	4.69	4.75

        Our computation of expected volatility was based on a combination of historical and market-based implied volatility from traded options on our common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. We determine the expected term by considering several factors, including historical option exercise behavior, post vesting turnover rates, contractual terms and vesting periods of the options granted. Prior to fiscal 2009, we applied the simplified method approach for deriving expected term. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. In fiscal 2010, we granted approximately 2.0 million stock options to employees with vesting periods that range from two to three years and contractual terms that range from five to seven years. Because we did not have sufficient historical data for stock options with similar vesting or contractual terms, the simplified method was applied for deriving expected term for these stock options.

        Excluding the 679,864 shares of stock options that were re-granted on October 1, 2010, 2,745,445 shares of stock options were granted in fiscal 2010 with the weighted average grant-date fair value of $4.46 per share. During fiscal 2009 and 2008, 449,980 shares and 1,141,010 shares of stock options were granted under the 2002 Plan with the weighted average grant-date fair values of $7.96 and $9.94 per share, respectively.

        As of December 25, 2010, the unamortized stock-based compensation balance related to stock options was $12.7 million after estimated forfeitures, which will be recognized over an estimated period of 2.7 years based on the weighted average days to vest.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 11—Stock-Based Compensation (Continued)

  Stock Option Exchange

        On October 1, 2010, we completed an offer to exchange certain outstanding employee stock options to purchase shares of the Company's common stock. Eligible for the exchange were outstanding options, vested or unvested, held by current employees (excluding directors and executive officers) with an exercise price greater than or equal to $13.63 per share. Subject to the terms and conditions of the exchange offer, we accepted for exchange and cancelled options to purchase an aggregate of 2,779,782 shares with a weighted average exercise price of $29.58 per share, and issued new options to purchase an aggregate of 679,864 shares with an exercise price of $8.61 per share, the closing stock price of our common stock on October 1, 2010. The new options were granted under our 2002 Plan and vest 33% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional two years. The assumptions that were used in estimating grant-date fair value for these re-granted stock options were 0% dividend yield, 52.61% of expected volatility, 3.35 years of expected life and 0.74% of risk-free interest rate. The grant-date fair value of the re-granted stock options was $3.25 per share. The incremental compensation expense resulting from the completion of the exchange offer did not have a material impact on our consolidated financial position, results of operations and cash flows.

  Employee Stock Purchase Plan

        During the fiscal year ended December 25, 2010, 365,871 shares were issued under the 2002 ESPP. As of December 25, 2010, we had $0.1 million of total unrecognized stock-based compensation expense, which will be recognized over the weighted average period of approximately one month. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in estimating the fair value of employees' purchase rights under the 2002 ESPP:

Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
ESPP:
Dividend yield	0%	0%	0%
Expected volatility	38.9% - 48.6%	52.0% - 62.2%	52.0% - 56.2%
Risk-free interest rate	0.17% - 0.33%	0.26% - 2.13%	1.88% - 5.11%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

  Restricted Stock Units

        The fair value of restricted stock units is determined using the market closing price of our common stock on the grant date, and compensation cost is recognized over the vesting period on a straight line basis. The restricted stock units generally vest over four years.

        During fiscal 2010, 2009 and 2008, 776,318 shares, 1,151,462 shares and 653,840 shares of restricted stock units were granted under our 2002 Plan with the weighted average grant-date fair values of $14.57, $18.00 and $19.86 per share, respectively. As of December 25, 2010, the unamortized stock-based compensation balance related to restricted stock units was $13.8 million after estimated

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 11—Stock-Based Compensation (Continued)

forfeitures, which will be recognized over an estimated period of 2.4 years based on the weighted average days to vest.

Note 12—Income Taxes

        The components of loss before income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
United States	$(178,849)	$(130,815)	$(111,680)
Foreign	(11,357)	(11,624)	(13,232)

	$(190,206)	$(142,439)	$(124,912)

        The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Current provision (benefit):
Federal	$(2,436)	$(25,267)	$(32,244)
State	(107)	61	985
Foreign	2,728	806	2,249

	185	(24,400)	(29,010)
Deferred provision (benefit):
Federal	(85)	30,889	(9,240)
State	—	8,518	(6,041)
Foreign	(2,020)	(1,793)	—

	(2,105)	37,614	(15,281)

Total provision for (benefit from) income taxes	$(1,920)	$13,214	$(44,291)

        In the third quarter of fiscal 2010, we initiated a legal entity restructuring to align our corporate structure with our organizational objectives. Due to this restructuring, the Company will not meet the conditions for the tax holiday negotiated in Singapore resulting in an increase in the local tax rate from 0% to 17%. Overall the restructuring activities and increase in Singapore tax rate did not significantly impact the tax provision due to valuation allowances recorded against U.S. and Singapore deferred tax assets.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 12—Income Taxes (Continued)

        Significant deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009
Tax credits	$22,129	$19,098
Inventory reserve	18,147	15,261
Other reserves and accruals	4,472	6,477
Non-statutory stock options	25,062	21,941
Depreciation and amortization	14,999	—
Net operating loss carryforwards	48,884	6,302

Gross deferred tax assets	133,693	69,079
Valuation allowance	(127,730)	(59,097)

Total deferred tax assets	5,963	9,982
Unrealized investment gains	(280)	(152)
Depreciation and amortization	—	(6,466)

Total deferred tax liabilities	(280)	(6,618)

Net deferred tax assets	$5,683	$3,364

        We are required to evaluate the realizability of our deferred tax assets on an ongoing basis in accordance with U.S. GAAP to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. During fiscal 2010, we maintained a valuation allowance against our U.S. deferred tax assets. We have also evaluated our foreign deferred tax assets and have concluded that it is more likely than not that our Singapore deferred tax assets will not be utilized and therefore, we have recorded a full valuation allowance for those deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realizability of such deferred tax assets.

        At December 25, 2010, we had Federal research and development tax credit, net operating loss, and foreign tax credit carryforwards of approximately $17.1 million, $104.1 million and $1.5 million, which will expire at various dates from 2015 through 2030. We had alternative minimum tax credits of $2.3 million which do not expire. We had California research credit and net operating loss carryforwards of approximately $11.6 million and $163.6 million, respectively. The California research credit can be carried forward indefinitely while California net operating loss carryforwards will expire at various dates from 2028 through 2030. We had Singapore net operating loss carryforwards of approximately $16.0 million which can be carried forward indefinitely.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 12—Income Taxes (Continued)

        The valuation allowance against deferred tax assets consisted of the following activity for the fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 (in thousands):

Description	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance against deferred tax assets
Year ended December 27, 2008	$1,387	$8	$—	$1,395
Year ended December 26, 2009	1,395	57,702	—	59,097
Year ended December 25, 2010	59,097	68,634	—	127,731

        U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for approximately $4.8 million of undistributed earnings of its foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

        Tax benefits of $0, $10,000 and $0.5 million, in fiscal 2010, fiscal 2009, and fiscal 2008, respectively, associated with the exercise of employee stock options and other employee stock programs were credited to stockholders' equity.

        The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 35% for 2010, 2009 and 2008 and the provision for (benefit from) income taxes (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
U.S. statutory federal tax rate	$(66,571)	$(49,854)	$(43,719)
State taxes and credits, net of federal benefit	(5,776)	(424)	(3,637)
Amortization of stock-based compensation, net of tax benefit	606	484	1,377
Research and development credits	(2,622)	(2,435)	(2,322)
Foreign net operating losses	—	4,628	6,266
Tax exempt interest income	—	(90)	(836)
Foreign taxes at rates different than the U.S.	2,765	(244)	50
Other permanent differences	1,829	2,439	(1,463)
Change in valuation allowance	68,634	57,702	(7)
Other	(785)	1,008	—

Total	$(1,920)	$13,214	$(44,291)

        At December 25, 2010, we had gross tax-effected unrecognized tax benefits of $17.5 million of which $2.4 million if recognized, would impact the effective tax rate.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 12—Income Taxes (Continued)

        The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Unrecognized tax benefit beginning balance	$17,925	$15,816	$19,795
Additions based on tax positions related to the current year	1,610	1,620	2,452
Reductions for tax positions of prior years	—	—	(4,437)
Reductions to unrecognized tax benefits due to lapse of the applicable statute of limitations	(35)	(29)	(464)
Settlements	(2,000)	—	(1,530)

Unrecognized tax benefit ending balance	$17,500	$17,407	$15,816

        We classify interest and penalties as part of income tax expense. We recognized an interest benefit of $0.3 million in fiscal 2010 and interest expense of $0.3 million and $0.2 million for fiscal 2009 and fiscal 2008, respectively, and $0 penalties for all years. As of December 25, 2010, we had approximately $0.6 million of accrued interest and $0 of penalties related to uncertain tax positions.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 25, 2010 changes to our uncertain tax positions in the next 12 months, that are reasonable possible, are not expected to have a significant impact on our financial position or results of operation.

        We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and non-U.S. jurisdictions. We are currently under examination by the State of California Franchise Tax Board for fiscal years 2004 and 2005. During fiscal 2010, the company was notified an income tax audit for the period from 2007 to 2009 for our Japan subsidiary. The audit was closed by the end of the fiscal year. The material jurisdictions in which we are subject to potential examination by tax authorities for tax years after 2003 include, among others, the U.S. (Federal and California), Singapore and Japan.

Note 13—Employee Benefit Plans

        We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company matches up 50% of an eligible employee's contributions to a maximum of the first 3% of the eligible employee's contributions through a fiscal year. We also provide a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions.

        We suspended our match under the 401(k) plan in the second quarter of fiscal 2009 as part of our cost reduction efforts. Started from the third quarter of fiscal 2010, we reinstated the employer match

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 13—Employee Benefit Plans (Continued)

feature due to the progress that we had made and will make in returning the Company to profitable. The total charge to operations under the 401(k) and the profit sharing retirement plans aggregated $0.2 million in fiscal 2010, $0.9 million in fiscal 2009 and $1.9 million in fiscal 2008.

Note 14—Operating Segment and Geographic Information

        We operate in one segment consisting of the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. Since we operate in one segment and in one group of similar products and services, all financial segment and product line information required can be found in the consolidated financial statements.

        The following table summarizes revenue by country as a percentage of total revenues based upon ship-to location:

	December 25, 2010	December 26, 2009	December 27, 2008
United States	20.3%	18.1%	19.8%
Taiwan	38.5	19.9	22.9
Japan	15.1	47.7	36.7
South Korea	13.8	4.0	9.2
Germany	4.3	6.1	8.5
Other	8.0	4.2	2.9

Total	100.0%	100.0%	100.0%

        The following table summarizes revenue by product group (in thousands):

	Fiscal Years Ended
	December 25, 2010	December 26, 2009	December 27, 2008
DRAM	$131,207	$108,820	$139,537
Flash	30,068	7,282	38,430
SoC	27,290	19,233	32,222

Total revenues	$188,565	$135,335	$210,189

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 14—Operating Segment and Geographic Information (Continued)

        Long-lived assets, comprising net property and equipment and intangible assets, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 25, 2010	December 26, 2009	December 27, 2008
United States	$36,783	$92,136	$103,141
Japan	2,554	4,594	4,282
South Korea	999	3,244	3,657
Singapore	747	3,077	105
Taiwan	547	1,632	2,023
Germany	101	477	605

Total	$41,731	$105,160	$113,813

        The following customers represented greater than 10% of our revenues in fiscal 2010, fiscal 2009 and fiscal 2008:

	Fiscal 2010	Fiscal 2009	Fiscal 2008
Elpida Memory(1)	21.2%	49.1%	29.7%
Hynix Semiconductor(2)	12.8	*	*
Samsung(3)	12.0	*	*
Intel Corporation	*	*	13.5
Spansion	*	*	10.7

Total	46.0%	49.1%	53.9%

(1)
Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corp. and Tera Probe.

(2)
Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

(3)
Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

*
Less than 10% of revenues.

        The percentages above reflect customer constellations as of December 25, 2010. Prior period concentrations have been updated to reflect the current customer compositions.

Note 15—Departure of Executive Officers

        In the second quarter of fiscal 2010, we entered into Separation Agreements with Mario Ruscev and Jean Bernard Vernet in connection with their resignations on May 19, 2010 as Chief Executive Officer and Chief Financial Officer, respectively. As a result, we recorded a net charge of $0.7 million within "Selling, general and administrative" expenses in the Consolidated Statements of Operations, comprised of $0.8 million of severance expenses net of $0.1 million benefits from stock-based compensation. They have each signed a general release and waiver of claims in favor of the Company,

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 15—Departure of Executive Officers (Continued)

and continue to be bound by the Company's employment, confidential information and invention assignment agreement.

        Additionally, in December 2010, we entered into a Separation Agreement and General Release with the former Senior Vice President of Sales. As a result, we recorded a net charge of $0.2 million within "Selling, general and administrative" expenses in the Consolidated Statements of Operations, which comprised of $0.3 million of severance expenses net of $0.1 million benefits from stock-based compensation.

Note 16—Related Party Transactions

        We engaged the law firm of Orrick, Herrington & Sutcliffe LLP in fiscal 2007, and continuing through our fiscal 2010, to provide us with certain legal services, including matters related to compensation and benefits, and to represent us and certain of our then directors and officers in the securities class action litigation and the stockholder derivative litigation. A partner at Orrick, Herrington & Sutcliffe LLP, who is not involved in the above matters, is the brother-in-law of Stuart L. Merkadeau, our Senior Vice President, General Counsel and Secretary. Mr. Merkadeau does not have a financial or other interest in Orrick's engagement and Mr. Merkadeau's brother-in-law does not provide any legal services to us. Prior to engaging Orrick, Herrington & Sutcliffe LLP, our management discussed the potential engagement with our Governance Committee of the Board of Directors under the Statement of Policy regarding Related Person Transactions. The Governance Committee reviewed and approved the Orrick engagement, and continues to monitor the engagement, which in fiscal 2010 also included certain corporate and SEC matters, certain commercial and business matters and certain labor and employment matters, as necessary. We paid Orrick $0.8 million and $0.6 million in fiscal 2010 and fiscal 2009, respectively, for legal services rendered. As of the date of this Form 10-K, Orrick continues to provide legal services in the above matters.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 17—Selected Quarterly Financial Data (Unaudited)

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

	Fiscal Quarters Ended
	Dec. 25, 2010	Sep. 25, 2010(4)(5)	June 26, 2010(3)	Mar. 27, 2010	Dec. 26, 2009(1)(3)	Sep. 26, 2009(3)	June 27, 2009(1)(2)	Mar. 28, 2009(2)
	(in thousands, except per share data)
Revenues	$43,912	$47,347	$57,640	$39,666	$32,995	$43,773	$31,198	$27,369
Cost of revenues	40,593	54,541	53,710	41,994	35,141	35,803	32,524	31,048

Gross profit (loss)	3,319	(7,194)	3,930	(2,328)	(2,146)	7,970	(1,326)	(3,679)

Operating Expenses:
Research and development	11,476	12,825	15,997	15,091	15,686	13,775	13,938	14,110
Selling, general and administrative	14,398	16,219	18,725	17,867	16,489	17,366	18,263	26,310
Restructuring charges, net	1,305	8,539	2,513	3,550	837	—	264	7,679
Impairment of long lived assets	—	55,402	999	—	656	632	—	—

Total operating expenses	27,179	92,985	38,234	36,508	33,668	31,773	32,465	48,099

Operating loss	(23,860)	(100,179)	(34,304)	(38,836)	(35,814)	(23,803)	(33,791)	(51,778)
Interest income, net	426	623	722	775	711	694	762	1,115
Other income (expense), net	431	3,960	(82)	117	385	(415)	(89)	(416)

Loss before income taxes	(23,003)	(95,596)	(33,664)	(37,944)	(34,718)	(23,524)	(33,118)	(51,079)
Provision for (benefit from) income taxes	(2,592)	231	200	240	(6,755)	377	32,728	(13,136)

Net loss	$(20,411)	$(95,827)	$(33,864)	$(38,184)	$(27,963)	$(23,901)	$(65,846)	$(37,943)

Net loss per share:
Basic and diluted	$(0.40)	$(1.90)	$(0.68)	$(0.77)	$(0.56)	$(0.48)	$(1.33)	$(0.77)

Weighted average number of shares used in per share calculations:
Basic and diluted	50,573	50,431	50,084	49,890	49,755	49,582	49,394	49,201

(1)
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

(2)
The decrease in selling, general and administrative expenses from the first quarter to the second quarter of fiscal 2009 is primarily due to a decrease in personnel-related costs and other discretionary spending as a result of the work force reduction and the corporate cost cut initiatives implemented in the first quarter of fiscal 2009, a decrease in outside legal and other professional fees due to the scheduling of the International Trade Commission hearing arising out of our complaint filed in late 2007. The majority of the fees and costs related to the hearing and post hearing activities were completed by the end of the first quarter of fiscal 2009.

FORMFACTOR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT (Continued)

Note 17—Selected Quarterly Financial Data (Unaudited) (Continued)

(3)
In the second quarter of fiscal 2010, third and fourth quarters of fiscal 2009, we recorded impairment charges of $1.0 million, $0.6 million and $0.7 million, respectively, relating to certain equipment that was determined to be held for sale as well as for the termination of certain on-going projects. These impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in the Form 10-K filed for fiscal 2009 and the Form 10-Q filed for the quarter ended June 26, 2010. However these impairment charges have been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations in this Form 10-K for fiscal 2010 to conform with the current year presentation of asset impairments charges.

(4)
In the third quarter of fiscal 2010, "Other income (expense), net" included a $3.5 million gain resulting from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

(5)
In the third quarter of fiscal 2010, we recorded a $4.1 million adjustment to cost of revenues net of $0.5 million income tax benefit, which resulted from an error in the calculation of capitalized manufacturing variances starting in the first quarter of fiscal 2009 through the second quarter of fiscal 2010. Out of the total adjustment, $2.9 million adjustment to cost of revenues net of the $0.5 million income tax benefit was for fiscal 2009.

INDEX TO EXHIBITS

        Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/03	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/05	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/02	4.01
4.02	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/02	4.03
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/02	4.04
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/02	4.05
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/02	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/02	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/05	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/02	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	—	—	—	—	X
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/07	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/07	10.01
10.09+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/07	10.01
10.10+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	000-50307	3/26/08	10.01
10.11+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/08	99.01
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	10-K	000-50307	2/27/08	10.12
10.13+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	000-50307	4/21/08	10.01
10.14+	Employment Offer Letter dated March 1, 2008 to Jean B. Vernet	8-K	000-50307	3/31/08	10.01

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.15+	Separation Agreement and Mutual Release dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/09	10.01
10.16+	Consulting Agreement dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/09	10.02
10.17+	Written description of definitive agreement to accelerate vesting of restricted stock units of Dr. Thomas J. Campbell in connection with his resignation as director	8-K	000-50307	12/16/09	—
10.18+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/07	—
10.19+	Written description of definitive agreement regarding director compensation approved on May 21 and 22, 2008	8-K	000-50307	5/28/08	—
10.20+	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.18
10.21+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.18.1
10.22	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.19
10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.19.1
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/03	10.20
10.25	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/03	10.20.1
10.26	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/06	10.01
10.27	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.1+
10.28	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.2+
10.29	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.1+
10.30	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.2+
10.31	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

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