Form 10-Q
period 2011-03-26
FORMFACTOR INC
filed 2011-05-04
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

As of April 27, 2011, 50,647,868 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 26, 2011	March 27, 2010

Revenues	$40,428	$39,666
Cost of revenues	36,359	41,994
Gross profit (loss)	4,069	(2,328)
Operating expenses:
Research and development	11,560	15,091
Selling, general and administrative	12,387	17,867
Restructuring charges, net	1,038	3,550
Impairment of long-lived assets	351	—
Total operating expenses	25,336	36,508
Operating loss	(21,267)	(38,836)
Interest income, net	424	775
Other income (expense), net	(374)	117
Loss before income taxes	(21,217)	(37,944)
Provision for income taxes	207	240
Net loss	$(21,424)	$(38,184)
Net loss per share:
Basic and Diluted	$(0.42)	$(0.77)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,636	49,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 26, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$116,142	$121,207
Marketable securities	217,090	226,028
Restricted cash	383	383
Accounts receivable, net	23,648	28,598
Inventories	22,953	25,003
Deferred tax assets	278	329
Prepaid expenses and other current assets	11,321	14,743
Total current assets	391,815	416,291
Restricted cash	297	297
Property, plant and equipment, net	36,053	37,311
Deferred tax assets	4,877	5,445
Other assets	5,899	6,710
Total assets	$438,941	$466,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,035	$14,948
Accrued liabilities	15,555	24,045
Income taxes payable	—	1,894
Deferred revenue	4,774	4,637
Total current liabilities	36,364	45,524
Long-term income taxes payable	4,243	4,248
Deferred rent and other liabilities	5,071	5,081
Total liabilities	45,678	54,853
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 26, 2011 and December 25, 2010, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,646,409 and 50,587,917 shares issued and outstanding at March 26, 2011 and December 25, 2010, respectively	52	52
Additional paid-in capital	654,486	651,263
Accumulated other comprehensive income	2,290	2,027
Accumulated deficit	(263,565)	(242,141)
Total stockholders’ equity	393,263	411,201
Total liabilities and stockholders’ equity	$438,941	$466,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	March 26,	March 27,
	2011	2010
Cash flows from operating activities:
Net loss	$(21,424)	$(38,184)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,935	8,573
Amortization of investments	99	89
Stock-based compensation expense	3,969	5,258
Deferred income tax benefit	(45)	(96)
Benefit from doubtful accounts receivable	(294)	(147)
Provision for excess and obsolete inventories	2,267	1,200
Loss (gain) on disposal of long-lived assets	(14)	175
Impairment of long-lived assets	351	—
Foreign currency transaction (gains) losses	(242)	332
Changes in assets and liabilities:
Accounts receivable	5,338	(5,034)
Inventories	(165)	(6,353)
Prepaid expenses and other current assets	2,579	(1,334)
Refundable income taxes	(257)	26,458
Other assets	533	—
Accounts payable	1,754	89
Accrued liabilities	(8,554)	(1,478)
Income tax payable	(1,157)	(317)
Deferred rent	(103)	(149)
Deferred revenues	136	701
Net cash used in operating activities	(12,294)	(10,217)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,537)	(7,342)
Proceeds from sales of property, plant and equipment	15	—
Purchases of marketable securities	(51,853)	(66,504)
Proceeds from maturities of marketable securities	60,665	53,771
Net cash provided by (used in) investing activities	7,290	(20,075)
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net of issuance costs	1,534	1,550
Purchase and retirement of common stock	(1,968)	—
Net cash provided by (used in) financing activities	(434)	1,550
Effect of exchange rate changes on cash and cash equivalents	373	(323)
Net decrease in cash and cash equivalents	(5,065)	(29,065)
Cash and cash equivalents, beginning of period	121,207	122,043
Cash and cash equivalents, end of period	$116,142	$92,978
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(653)	$285
Income taxes paid	$1,687	$394

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 26, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our consolidated operating results and financial position may result.

These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 25, 2010 included in our Annual Report on Form 10-K filed with the SEC on February 17, 2011.

Fiscal year.  We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2011 will end on December 31, 2011, and will consist of 53 weeks.

Reclassifications.  Certain reclassifications have been made to the prior period’s Condensed Consolidated Balance Sheet, Statement of Cash Flows and Statement of Operations to conform to the current year presentation.

Significant Accounting Policies.  Other than the accounting policies discussed in Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations, our significant accounting policies have not materially changed during the three months ended March 26, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

Note 2 —Recent Accounting Pronouncements and Other Reporting Considerations

Fair Value

Effective December 26, 2010, as required, we adopted the guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  Specifically, we have adopted the guidance requiring the disclosure of the roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2011 did not have a material impact on our consolidated financial statements.

Revenue Recognition

In October 2009, additional authoritative guidance that modifies accounting for revenue arrangements with multiple deliverables was issued. The guidance eliminates the residual method of revenue recognition and establishes a hierarchy for determining the selling price of a deliverable in a sale arrangement whereby the selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.  As required, we adopted this guidance effective December 26, 2010 on a prospective basis for revenue arrangements entered into or materially modified after the adoption date. The adoption of the additional authoritative guidance modifying revenue recognition accounting standards did not have any impact on our consolidated financial position, results of operations, or cash flows for the three months ended March 26, 2011, nor is it expected to have a material impact on total net revenues for the year ended December 31, 2011 based on current business practices.

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

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Four customers represented 16%, 15%, 13% and 11% of total revenues during the three months ended March 26, 2011, and four customers represented 19%, 15%, 13% and 12% of total revenues during the three months ended March 27, 2010.  No other customer accounted for more than 10% of total revenues in either of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of March 26, 2011, four customers accounted for approximately 18%, 17%, 15% and 11% of gross accounts receivable.  At December 25, 2010, three customers accounted for approximately 21%, 19% and 11% of gross accounts receivable.  No other customer accounted for more than 10% of gross accounts receivable in either of these fiscal periods.

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

2010 Restructuring Activities

We recorded $3.6 million in restructuring charges in the three months ended March 27, 2010 as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.  All activities related to this plan were completed during fiscal 2010.

In addition to the above, we executed certain additional restructuring actions during the remainder of fiscal 2010.  The ending restructuring accrual of $1.8 million as of December 25, 2010 reflects the unpaid amounts related to these actions as of that date.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) including reducing our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. We expect that the activities comprising this reduction in workforce will be substantially completed by the end of the second quarter of fiscal 2011.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second quarter of fiscal 2011.

The activities in the restructuring accrual for the three months ended March 26, 2011 were as follows (in thousands):

	Employee
	Severance	Contract
	and	Termination
	Benefits	and Other	Total
Accrual at December 25, 2010	$1,382	$451	$1,833
Q1 2011 Restructuring Plan charges	1,082	—	1,082
Cash payments	(1,633)	(53)	(1,686)
Other adjustments	(40)	—	(40)
Accrual at March 26, 2011	$791	$398	$1,189

Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations. The remaining accrual as of March 26, 2011 that relates to severance and related benefits is expected to be paid out by the end of the second quarter of fiscal 2011, while the remaining accrual for contract termination costs was forgiven by the counterparty subsequent to the first fiscal quarter.  See Note 18 — Subsequent Events of the Notes to Condensed Consolidated Financial Statements for further discussion.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

Note 5 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We also have certain manufacturing equipment held for sale which are measured at fair value on a non-recurring basis and included within ‘Prepaid expenses and other current assets’ in the Condensed Consolidated Balance Sheets.

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: The accounting standard for fair value establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

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

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, municipal bonds, agency securities and foreign currency derivatives (see Note 17—Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements for discussion of fair value of foreign currency derivatives). The following tables represent the fair value hierarchy for our other financial assets (cash equivalents and marketable securities):

Fair value measured on a recurring basis as of March 26, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$76,388	$—	76,388
Agency securities	—	5,000	5,000
Commercial paper	—	17,993	17,993
Marketable securities
U. S. Treasury	—	109,237	109,237
Agency securities	—	104,853	104,853
Commercial paper	—	3,000	3,000
Total	$76,388	$240,083	$316,471

Fair value measured on a recurring basis as of December 25, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,996	$—	$82,996
Commercial paper	—	16,991	16,991
Marketable securities
U. S. Treasury	—	105,865	105,865
Agency securities	—	108,173	108,173
Commercial paper	—	11,990	11,990
Total	$82,996	$243,019	$326,015

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

We did not have any significant transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the fiscal quarters ended March 26, 2011 and March 27, 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis as of March 26, 2011 (in thousands):

	Level 3	Total	Total Gains (Losses) Three Months Ended March 26, 2011
Long-lived assets held for sale	$389	$389	$—
Total	$389	$389	$—

At the end of fiscal 2010, we had a building held for sale in Livermore, California, which was classified as Level 2 because the updated estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of us.  During the quarter ended March 26, 2011 we placed this building back into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from ‘Prepaid expenses and other current assets’ to ‘Property and equipment, net’ in the Condensed Consolidated Balance Sheet as of March 26, 2011.   See Note 10 — Long-lived Assets of the Notes to the Condensed Consolidated Financial Statements for more information.

At the end of fiscal 2010, we also had certain manufacturing equipment held for sale in Livermore, California which was classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  As of both March 26, 2011 and December 25, 2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.

Other than the building previously held for sale that was put into service during the three months ended March 26, 2011, we did not have any assets that were transferred to or from Level 3 during the fiscal quarters ended March 26, 2011 and March 27, 2010.

Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 6 — Marketable Securities

We classify our marketable debt securities as “available-for-sale”.  All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 26, 2011 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$108,951	$293	$(7)	$109,237
Agency Securities	105,002	16	(165)	104,853
Commercial Paper	3,000	—	—	3,000
	$216,953	$309	$(172)	$217,090

Marketable securities at December 25, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$105,513	$372	$(20)	$105,865
Agency Securities	108,361	36	(224)	108,173
Commercial Paper	11,988	2	—	11,990
	$225,862	$410	$(244)	$226,028

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of March 26, 2011 and December 25, 2010, respectively.

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

Contractual maturities of marketable securities as of March 26, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$106,281	$106,493
Due after one year to three years	110,672	110,597
	$216,953	$217,090

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three months ended March 26, 2011 and March 27, 2010, respectively.

Note 7 — Allowance for Doubtful Accounts

We recorded a reduction in provision for doubtful accounts of $0.6 million in the first quarter of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. The allowance for doubtful accounts consisted of the following activity (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Beginning balance	$847	$9,260
Additions	—	—
Deductions	(610)	(147)
Ending balance	$237	$9,113

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	March 26,	December 25,
	2011	2010
Raw materials	$5,878	$2,736
Work-in-progress	11,777	16,807
Finished goods	5,298	5,460
	$22,953	$25,003

We record provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Note 9 — Warranty

We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statement of Operations as a cost of revenues.  A reconciliation of the changes in our warranty liability (included in ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets) is as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Warranty accrual beginning balance	$433	$732
Accrual (release) of warranties during the period	(180)	(396)
Settlements made during the period	(64)	(29)
Warranty accrual ending balance	$189	$307

Note 10 — Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 26,	December 25,
	2011	2010
Building	$790	$—
Machinery and equipment	119,480	115,847
Computer equipment and software	35,527	35,493
Furniture and fixtures	6,196	6,180
Leasehold improvements	70,037	69,934
	232,030	227,454
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(210,727)	(207,992)
	21,303	19,462
Construction-in-progress	14,750	17,849
	$36,053	$37,311

During the quarter ended March 26, 2011 we placed a building previously identified as held for sale back into service at its carrying value of $0.8 million.  This amount represents the lesser of its carrying amount before the building was classified as held for sale, adjusted for any depreciation that would have been recognized had the building been continuously classified as held and used, or the fair value at the date of the subsequent decision not to sell. The building will be depreciated over its estimated remaining useful life of ten years.

In the three months ended March 26, 2011 we wrote-off fully depreciated assets with an acquired cost of $0.2 million.  In addition, we recorded an impairment of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.  This impairment charge is included in “Impairment of long-lived assets” in the Condensed Consolidated Statements of Operations for the quarter ending March 26, 2011.

At March 26, 2011, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $4.1 million, with $5.9 million as the gross amount and $1.8 million as the accumulated amortization. We recorded $0.3 million amortization expense for our intangible asset during the first fiscal quarter of 2011, of which $0.2 million was charged to cost of revenues and $0.1 million was charged to selling, general and administrative expense. The intangible asset had a remaining amortization period of 3.5 years at March 26, 2011. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net loss	$(21,424)	$(38,184)
Unrealized gain (loss) on investments, net	(27)	14
Cumulative translation adjustments	290	(118)
Comprehensive loss	$(21,161)	$(38,288)

Components of accumulated other comprehensive income were as follows (in thousands):

	March 26,	December 25,
	2011	2010
Unrealized loss on marketable securities, net of tax of $299 at March 26, 2011 and December 25, 2010, respectively	$(163)	$(136)
Cumulative translation adjustments	2,453	2,163
Accumulated other comprehensive income	$2,290	$2,027

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired an additional 262,712 shares for $2.3 million.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Equity Incentive Plans

We have three equity incentive plans: Incentive Option Plan and Management Incentive Option Plan (together, the “Prior Plans”), and 2002 Equity Incentive Plan (the “2002 Plan”), which became effective in April 2002. Upon the effectiveness of the 2002 Plan, we ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, cancelled or terminated Prior Plan shares were transferred to the 2002 Plan.

Stock Options

Stock option activity under the Prior Plans and the 2002 Plan during the three months ended March 26, 2011 is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 25, 2010	5,318,387	$14.53
Options granted	202,250	8.94
Options exercised	(12,515)	6.23
Options cancelled:
Forfeited	(70,275)	9.86
Expired	(105,289)	29.18
Balances, March 26, 2011	5,332,558	$14.11	4.57	$4,493,296

Vested and expected to vest at March 26, 2011	4,786,013	$14.61	4.39	$3,998,104

Exercisable at March 26, 2011	2,007,799	$21.08	2.09	$1,368,343

The intrinsic value of option exercises during the three months ended March 26, 2011 was $43,000. Cash received from stock option exercises during the three months ended March 26, 2011 was $0.1 million. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Restricted stock unit activity under the 2002 Plan during the three months ended March 26, 2011 is set forth below:

		Weighted
		Average Grant Date
	Units	Fair Value
Non-vested restricted stock units at December 25, 2010	1,372,912	$16.29
Awards granted	51,600	8.89
Awards released	(103,525)	17.92
Awards cancelled	(112,118)	17.08
Non-vested restricted stock units at March 26, 2011	1,208,869	$15.77

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

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Stock-based compensation expense included in:
Cost of revenues	$845	$971
Research and development	1,261	1,393
Selling, general and administrative	1,863	2,894
Total stock-based compensation	3,969	5,258
Tax effect on stock-based compensation	—	—
Total stock-based compensation, net of tax	$3,969	$5,258

Stock Options

During the three months ended March 26, 2011, we granted 202,250 stock options under the 2002 Plan with a weighted average grant-date fair value of $3.70.  No options were granted during the quarter ended March 27, 2010. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 26,		March 27,
	2011		2010
Stock Options:
Dividend yield	—			*
Expected volatility	50.0%			*
Risk-free interest rate	1.6	9%		*
Expected term (in years)	4.2	2		*

* There were no options granted during the three months ended March 27, 2010.

Employee Stock Purchase Plan

During the three months ended March 26, 2011 and March 27, 2010, we issued 228,737 shares and 157,961 shares, respectively, under the 2002 Employee Stock Purchase Plan (“ESPP”). The following assumptions were used in estimating the fair value of employees’ purchase rights under the ESPP:

	Three Months Ended
	March 26,	March 27,
	2011	2010
ESPP:
Dividend yield	0%	0%
Expected volatility	38.9—52.6%	38.9 – 62.2%
Risk-free interest rate	0.17—0.33%	0.15 – 0.48%
Expected term (in years)	0.5 – 1.0	0.5 – 1.0

Unrecognized Compensation Costs

At March 26, 2011, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$13,653	2.43
Restricted stock units	13,012	2.23
Employee Stock Purchase Plan	322	0.34
Total unrecognized stock-based compensation expense	$26,987

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for three months ended March 26, 2011 and March 27, 2010, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Basic net loss per share
Numerator:
Net loss	$(21,424)	$(38,184)
Denominator:
Weighted average common stock outstanding	50,636	49,890
Diluted net loss per share
Numerator:
Net loss	$(21,424)	$(38,184)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,636	49,890
Add stock options, restricted stock units, ESPP, warrants and common stock subject to repurchase	—	—
Weighted average shares used in computing diluted net loss per share	50,636	49,890

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Options to purchase common stock	4,901	4,979
Restricted stock units	1,112	75
Employee Stock Purchase Plan	—	52
Total potentially dilutive securities	6,013	5,106

Note 15 — Income Taxes

The income tax provision was $0.2 million for each of the three months ended March 26, 2011 and March 27, 2010. The results primarily reflect the tax provision on our non-U.S. operations in foreign jurisdictions taxed at rates below the U.S. statutory tax rate.  We maintain a valuation allowance for our U.S. Federal, state, and certain non-U.S. jurisdictions’ deferred tax assets.

The liability for uncertain tax positions was classified as a long-term income taxes liability as payments are not anticipated over the next 12 months.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.  Unrecognized tax benefits increased by $0.3 million to $18.2 million during the first quarter of fiscal 2011 primarily as a result of additional R&D credit reserves and foreign transfer pricing reserves.  If recognized, $14.5 million of these unrecognized tax benefits (net of U.S. Federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision.  For the three months ended March 26, 2011 and March 27, 2010, we recognized interest and penalties of approximately $7,000 and $83,000, respectively.  As of March 26, 2011 and March 27, 2010, we have accrued total interest and penalties of $0.4 million and $0.9 million related to the unrecognized tax benefits.

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

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2010 or during the first fiscal quarter of 2011. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of March 26, 2011.

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

Indemnification Arrangements

We may, from time to time in the ordinary course of our business, enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our Condensed Consolidated Balance Sheet as of March 26, 2011.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended March 26, 2011, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources. Litigation, in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Patent Litigation

In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254 and 6,615,485.

The district court action was stayed pending resolution of the complaint that we filed with the United States International Trade Commission, or Commission, on or about November 13, 2007, seeking institution of a formal investigation into the activities of Phicom and of Micronics Japan Co., Ltd., “Micronics Japan”. The requested investigation as filed encompassed U.S. Patent Nos. 5,994,152, 6,509,751, 6,615,485, 6,624,648 and 7,225,538 and alleged that infringement by each of Micronics Japan and Phicom of certain of the identified patents constitute unfair acts in violation of 19 U.S.C. Section 1337 and alleged violations of Section 337 of the Tariff Act of 1930 in the importation into the United States of certain probe card assemblies, components thereof, and certain tested DRAM and NAND flash memory devices and products containing such devices that infringe patents owned by us.

In November 2009, in response to a request for review of prior decisions by the assigned Administrative Law Judge, the Commission issued a decision, which is termed a “final determination,” finding certain of FormFactor’s asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Phicom was lifted and the parties engaged in a non-binding mediation in an attempt to amicable resolve the litigation.  We anticipate that the matter will be resolved amicably, but it is possible the action will proceed forward.

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. The complaint sought both injunctive relief and money damages for Micro-Probe’s alleged infringement of our U.S. Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” U.S. Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” U.S. Patent No. 6,965,244 for “High Performance Probe System,” U.S. Patent No. 7,227,371 for “High Performance Probe System,” U.S. Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and U.S. Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which is the subject of a re-examination proceeding before the U.S. Patent and Trademark Office, or USPTO. Micro-Probe and the former employee have both filed answers to our amended complaint.  We have filed a second amended complaint in which we added allegations of infringement based upon two additional patents: U.S. Patent No. 7,671,614 for “Apparatus and Method for Adjusting An Orientation of Probes” and U.S. Patent No. 7,225,538 for “Resilient Contact Structures Formed And Then Attached To A Substrate”.  One or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include re-examination proceedings filed in the USPTO, against three of our U.S. patents that were at issue in the Commission investigation. With respect to our U.S. Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate has issued. With respect to our U.S. Patent No. 6,624,648, the matter is still pending before the USPTO. With respect to our U.S. Patent No. 6,615,485, the matter is on appeal from the decision of the USPTO examiner. Micro-Probe has filed requests for re-examination with the USPTO directed to our U.S. Patent No. 6,246,247, U.S. Patent No. 6,825,422, U.S. Patent No. 6,441,315, U.S. Patent No. 6,965,244 and U.S. Patent No. 7,227,371. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422 and 6,441,315, and granted in part the requests directed to U.S. Patent Nos. 6,965,244 and 7,227,371. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of March 26, 2011. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

Note 17 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities, primarily trade receivables and payables. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments, which are generally settled in the same quarter, are not designated for hedge accounting treatment. We record the fair value of these contracts as of the end of our reporting period to our Condensed Consolidated Balance Sheet with changes in fair value recorded within “Other income (expense), net” in our Condensed Consolidated Statement of Operations for both realized and unrealized gains and losses.

As of March 26, 2011, we had the following outstanding foreign exchange forward contracts that we entered into to hedge forecasted revenues and purchases (in thousands):

	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen (Sell)	188,080	$2,313
Taiwan Dollar (Buy)	(33,715)	(1,151)
Total USD notional amount of outstanding foreign exchange contracts		$1,162

The contracts were entered into on March 25, 2011 and matured on March 28, 2011. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 26, 2011. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 26, 2011.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 26, 2011 and March 27, 2010 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Losses Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	March 26,	March 27,
Hedging Instruments	Recognized on Derivatives	2011	2010

Foreign exchange forward contracts	Other income (expense), net	$(216)	$(181)

Note 18 — Subsequent Events

Subsequent to March 26, 2011, we executed an amendment to our existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  In addition, we have been granted a rent reduction for the remaining occupied facilities in this building.  We previously had recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, we will record a benefit of $1.5 million to ‘Restructuring charges, net’ in our Condensed Consolidated Statement of Operations for the fiscal quarter ending June 25, 2011. The rent reduction for the remaining occupied facilities is expected to reduce rental expense by approximately $0.1 million per quarter in future periods.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010 and in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer and to certain other semiconductor test equipment used by the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor and parametric probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology.

During the first quarter of fiscal 2011, we saw revenue growth over the same period in fiscal 2010 across our Flash and System on a Chip, or SOC, product markets. Our revenues increased by 1.9%, or $0.8 million, in the first fiscal quarter of 2011 as compared to the same period in fiscal 2010. This growth is attributed primarily to market penetration in the Flash market combined with overall demand increases across both the Flash and SOC markets. However, this revenue growth continues to be offset by lost business opportunities due to pricing pressures and, more commonly, quoted lead times.

We incurred a net loss of $21.4 million in the first quarter of fiscal 2011 as compared to net loss of $38.2 million for the first quarter of fiscal 2010. The reduction of net loss quarter over quarter is primarily attributable to the restructuring actions undertaken throughout 2010, the purpose of which was to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times.  Net loss also decreased quarter over quarter as a result of a reduction in depreciation resulting from the enterprise-wide impairment recorded in fiscal 2010.  The net loss for the first quarter of fiscal 2011 includes $1.0 million of restructuring charges as well as $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.  The net loss for the first quarter of fiscal 2010 includes $3.6 million of restructuring charges.

Our cash, cash equivalents and marketable securities totaled approximately $333.2 million as of March 26, 2011, as compared to $347.2 million at December 25, 2010. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second quarter of fiscal 2011 and in future fiscal quarters.

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

Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs and manufacturing-related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions as cost of revenues.

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories based on assumptions about future demand, changes to manufacturing processes and overall market conditions.

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

Restructuring Charges. Restructuring charges include costs related to employee termination benefits and cost of long-lived assets abandoned or impaired, as well as contract termination costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	89.9	105.9
Gross margin	10.1	(5.9)
Operating expenses:
Research and development	28.6	38.0
Selling, general and administrative	30.6	45.0
Restructuring charges, net	2.6	9.0
Impairment of long-lived assets	0.9	0.0
Total operating expenses	62.7	92.0
Operating loss	(52.6)	(97.9)
Interest income, net	1.0	2.0
Other income (expense), net	(0.9)	0.2
Loss before income taxes	(52.5)	(95.7)
Provision for income taxes	0.5	0.6
Net loss	(53.0)%	(96.3)%

Three months ended March 26, 2011 and March 27, 2010:

Revenues

	Three Months Ended
	March 26,	March 27,
	2011	2010	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$26,872	$31,768	(15.4)%
Flash	6,247	3,460	80.6%
SOC	7,309	4,438	64.7%
Total revenues	$40,428	$39,666	1.9%

Revenues for the three months ended March 26, 2011 increased 1.9%, or $0.8 million, compared to the revenues of the comparable period of the prior year. The increases are primarily due to increased demand for our advanced wafer probe cards caused by an overall improvement in the semiconductor market, and in particular the Flash memory and SOC market segments.

Our revenues for the three months ended March 26, 2011 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices.  DRAM sales were lower in the three months ended March 26, 2011 as compared to the same period in the prior year primarily due to reduced volumes at certain customers, generally resulting from extended qualification periods for the SmartMatrix product family at those customers, as well as lost business opportunities due to quoted lead times.

Revenues from sales to Flash memory device manufacturers increased significantly in the three months ended March 26, 2011 compared to the same period in the prior year. The increases were driven primarily by a significant increase in the sale of NAND Flash wafer probe cards resulting from order expansion at existing NAND customers and the recent qualification of TouchMatrix at a large NAND supplier. NOR Flash also saw substantial year over year increases driven by customer demand across our probe cards that service this market.

Revenues from sales to SOC device manufacturers increased in the three months ended March 26, 2011 compared to the same period in the prior year, primarily due to the overall upturn in the semiconductor industry and market trends to more complex devices and higher parallelism, which positively impacted revenues from sales of our wafer probe cards.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 26,	% of	March 27,	% of
	2011	Revenue	2010	Revenue
	(In thousands, except percentages)
Taiwan	$13,727	34.0%	$14,562	36.7%
Japan	4,426	10.8	4,508	11.4
North America	8,520	21.1	8,564	21.6
South Korea	8,163	20.2	4,993	12.6
Asia-Pacific (1)	3,177	7.9	4,952	12.5
Europe	2,415	6.0	2,087	5.2
Total revenues	$40,428	100.0%	$39,666	100.0%

(1)  Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenues information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The significant increases in South Korea revenues for the three months ended March 26, 2011 compared to the same period in the prior year were primarily due to the industry ramp up of DDR3, increased market penetration of our SOC products, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across both the DRAM and Flash markets.  The increase in Europe was primarily driven by expansion in SOC, while the decrease in revenue in Taiwan was driven by a decrease in DRAM shipments to that region.  The decrease in revenues in Asia-Pacific was primarily due to a decrease in both DRAM and SOC shipments into that region in the period ended March 26, 2011.  Revenue in other regions remained consistent period over period due to steady demand across our overall product groups in those regions.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Micron Technology (1)	16.2%	*	%
Elpida Memory (2)	15.4	12.1
Hynix Semiconductor (3)	13.4	18.6
PowerChip Semiconductor (4)	10.5	15.3
Samsung (5)	*	13.0

(1)          Includes Micron Technology, Inc. and its consolidated subsidiaries, including TECH Semiconductor Singapore Pte. Ltd., Numonyx Pte. Ltd., Numonyx Israel Ltd. and Micron Japan, Ltd.

(2)          Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corporation and Tera Probe, Inc.

(3)          Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

(4)   Includes PowerChip Semiconductor, Inc. and its wholly-owned subsidiary PowerFlash Technology Corp.

(5)   Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

*            Less than 10% of revenues.

The percentages above reflect customer constellations as of March 26, 2011.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit (Loss)

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Gross profit (loss)	$4,069	$(2,328)
Gross margin	10.1%	(5.9)%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 26, 2011, gross margin increased compared to the same period in the prior year, primarily due to lower depreciation expense, favorable changes in product mix from lower margin to higher margin products and reductions in general overhead costs.

The increase in gross margin for the three months ended March 26, 2011 compared to the same fiscal 2010 period was driven by $3.7 million of lower depreciation expense resulting primarily from the fiscal 2010 enterprise-wide impairment and the decisions to cease manufacturing operations in Singapore and Korea, as well as a reduction of $2.3 million in general overhead resulting from our cost control initiatives. We also experienced certain favorable changes in product mix from lower margin to higher margin products. Offsetting these improvements were inventory provision charges of $2.3 million, compared to $1.2 million in the first quarter 2010, driven by decreased demand for our on-hand inventories. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. The value of previously reserved materials that were used in manufacturing and shipped during the three months ended March 26, 2011 was $0.7 million. Gross margins for the three months ended March 26, 2011 and March 27, 2010 included stock-based compensation expenses of $0.8 million and $1.0 million, respectively.

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

Research and Development

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Research and development	$11,560	$15,091
% of revenues	28.6%	38.0%

Research and development expenses decreased for the three months ended March 26, 2011 compared to the same period in the prior year due to the combined effect of the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased during the three months ended March 26, 2011 compared to the three months ended March 27, 2010 primarily due to the increased revenue base and our cost reduction efforts.

In the three months ended March 26, 2011, costs related to our research and development activities decreased by approximately $3.5 million from the comparable period of fiscal 2010 resulting primarily from reduced payroll and related costs of $1.2 million driven by reduced headcount, and reduced materials and related costs of $1.4 million resulting from our cost control efforts.  Stock-based compensation included within research and development expenses was $1.3 million and $1.4 million for the three months ended March 26, 2011 and March 27, 2010, respectively, with the decrease in absolute dollars being primarily due to the decrease in headcount.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Selling, general and administrative	$12,387	$17,867
% of revenues	30.6%	45.0%

Selling, general and administrative expenses for the three months ended March 26, 2011 decreased $5.5 million from the comparable period of the prior year primarily due to a decrease in personnel-related costs and other discretionary spending. As a percent of revenue, selling, general and administrative expenses decreased during the three months ended March 26, 2011 as compared to the comparable period of the prior year, primarily due to the increased revenue base along with the reduction in expenses discussed above.

The $5.5 million decrease in the first quarter of fiscal 2011 compared with the same period of fiscal 2010 was the net effect of a $1.8 million decrease in salary expense due to reduced headcount, a $0.8 million decrease in depreciation expense resulting from the enterprise wide impairment recorded during fiscal 2010, a decrease in facilities related costs of $1.0 million resulting from the reduction of our facilities footprint during 2010 and a $1.0 million decrease in stock-based compensation expenses due to reduced headcount as well as fewer awards being granted than during the prior year comparable quarter.

Restructuring Charges, net

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Restructuring charges, net	$1,038	$3,550
% of revenues	2.6%	9.0%

For the three months ended March 26, 2011, restructuring charges decreased $2.5 million from the comparable period of the prior year.  The restructuring plans impacting the first quarters of fiscal 2011 and 2010 are discussed below.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) including reducing our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. We expect that the activities comprising this reduction in workforce will be substantially completed by the end of the second quarter of fiscal 2011. As a result of the Q1 2011 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.6 million in subsequent quarters.

2010 Restructuring Activities

We recorded $3.6 million in restructuring charges in the three months ended March 27, 2010 as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.  All activities related to this plan were completed during fiscal 2010.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second quarter of fiscal 2011.

Impairment of Long-lived Assets

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Impairment of long-lived assets	$351	$—
% of revenues	0.9%	—%

For the three months ended March 26, 2011, impairment charges of $0.4 million were related to the termination of aspects of an on-going projected related to certain software development for internal use that had been recorded in construction-in-progress.  There were no impairment charges recorded during the comparable period in fiscal 2010.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property and equipment and intangible assets may arise in the remainder of 2011 if we are unable to achieve operating results anticipated by our 2011 financial plan.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Interest income, net	$424	$775
% of revenue	1.0%	2.0%

Other income (expense), net	$(374)	$117
% of revenues	(0.9)%	0.2%

The decrease in interest income from cash, cash equivalents and marketable securities for the three months ended March 26, 2011 as compared with the same period of the prior year was primarily related to lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $333.9 million at March 26, 2011 compared to $433.5 million at March 27, 2010. Weighted average yields for the three months ended March 26, 2011 and March 27, 2010 were 0.53% and 0.75%, respectively.  The decrease in yields was primarily attributable to the maturity of higher yielding securities and subsequent reinvestment to lower yielding securities.

Other income (expense), net for the three months ended March 26, 2011 was mainly comprised of foreign currency losses primarily related to Korean Won and Japanese Yen. Other income (expense), net for the three months ended March 27, 2010 was mainly comprised of income from the sale of component supplies offset by foreign currency losses primarily related to Japanese Yen.

Provision for Income Taxes

	Three Months Ended
	March 26,	March 27,
	2011	2010
	(In thousands, except percentages)
Provision for income taxes	$207	$240
Effective tax rate	1.0%	0.6%

The provision for income taxes differs from the amount computed by applying the statutory U.S. Federal rate principally due to a valuation allowance recorded against U.S. and certain non-U.S. deferred tax assets. The remaining tax provision for the first quarter of fiscal 2011 was primarily comprised of tax expense for non-U.S. cost-plus entities in foreign jurisdictions taxed at rates below the U.S. statutory tax rate.   The income tax provision for the three months ended March 27, 2010 primarily reflects taxes on our non-U.S. operations.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 26, 2011 and March 27, 2010, we recognized interest and penalties of approximately $7,000 and $83,000, respectively.  As of March 26, 2011 and March 27, 2010, we have accrued total interest and penalties of $0.4 million and $0.9 million related to the unrecognized tax benefits.

We anticipate that we will continue to record a valuation allowance against our U.S. and certain non-U.S. deferred tax assets. We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

	March 26,	December 25,
	2011	2010
		(In thousands)
Working capital	$355,451	$370,767
Cash, cash equivalents and marketable securities	$333,232	$347,235

Working capital: The decrease in working capital in the three months ended March 26, 2011 was primarily due to the use of cash from operating activities and reductions in accrued liabilities driven by the timing of payments and reductions in payroll and incentive compensation amounts, including income taxes paid in various foreign tax jurisdictions, offset by decreased accounts receivable due to strong accounts receivable collections during the period and reduced inventory levels.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. Cash, cash equivalents and marketable securities include $10.8 million held by our foreign subsidiaries as of March 26, 2011.

Days Sales Outstanding: Days sales outstanding from receivables (“DSO”) were 55 days at March 26, 2011, compared with 66 days at December 25, 2010. The decrease in DSO is primarily due to continued improvement in our collection efforts as well as the shift in sales to customers with shorter payment terms.

Summary cash flows:

	Three months ended
	March 26,	March 27,
	2011	2010
	(In thousands)
Cash used in operating activities	$(12,294)	$(10,217)
Cash provided by (used in) investing activities	7,290	(20,075)
Cash (used in) provided by financing activities	(434)	1,550

Cash flows from operating activities: Net cash used in operating activities for the three months ended March 26, 2011 was primarily driven by the net loss of $21.4 million, offset in part by $9.0 million of non-cash charges consisting primarily of $2.9 million of depreciation and amortization, $4.0 million of stock-based compensation and $2.3 million of provision for excess and obsolete inventories.  The net change in operating assets and liabilities for the three months ended March 26, 2011 of $0.1 million consisted primarily of the decrease in accounts receivable of $5.3 million due to strong cash collections in the first fiscal quarter of 2011 as well as a reduction in prepaid expenses and other current assets due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings.  These sources of cash were offset by decreases in accrued liabilities, primarily those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.

Net cash used in operating activities during the first fiscal quarter of 2010 was primarily driven by the operating loss of $38.2 million incurred during the first quarter of fiscal 2010 offset in part by non-cash charges consisting of $8.7 million of depreciation and amortization, $1.2 million in reserves for excess and obsolete inventory, and $5.3 million of stock-based compensation.  The net change in operating assets and liabilities for the three months ended March 27, 2010 of $12.6 million consisted primarily of the decrease in refundable income taxes, due to the receipt of a U.S. Federal income tax refund of $26.2 million in March 2010, offset by an increase in accounts receivable due to higher revenues as well as an increase in inventories.

Cash flows from investing activities: Net cash provided by investing activities for the three months ended March 26, 2011 was primarily related to $60.7 million proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $51.9 million and $1.5 million cash used in the acquisition of property and equipment for new product technology. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

For the three months ended March 27, 2010, the cash flows used in investing activities primarily relate to net purchases of marketable securities. In addition, cash was used in the acquisition of property and equipment, primarily from capital expenditures in support of information technology system upgrades and new product technology.

Cash flows provided by financing activities: Net cash used in financing activities for the three months ended March 26, 2011 included $2.0 million used for the repurchase and retirement of our common stock partially offset by $1.7 million proceeds received from the January 2011 purchase under our 2002 Employee Stock Purchase Plan, or ESPP.

Net cash provided by financing activities for the three months ended March 27, 2010 are primarily due to proceeds received from the January 2010 purchase under our ESPP.

Our cash, cash equivalents and marketable securities declined in the first quarter of fiscal 2011. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2011.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 26, 2011, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements  in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010. Other than our revenue recognition accounting policy, which is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three months ended March 26, 2011.

Furthermore, the preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires our management to make judgments and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position. Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition, (2) marketable securities, (3) restructuring charges, (4) warranty accruals, (5) valuation of inventories, (6) allowance for doubtful accounts, (7) impairment of long-lived assets, (8) income taxes and (9) stock-based compensation. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 25, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 25, 2010. Our exposure to market risk has not changed materially since December 25, 2010.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 16 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2010 and the updated risk factors set forth below in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and below are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or leakage from nuclear reactors, or a combination thereof, may negatively impact our business.

Our business is vulnerable to the direct and indirect impact of environmental and other disasters, such as the March 2011 earthquake off the coast of Japan and the resulting tsunami and disaster at certain nuclear power plants in Japan.  For instance, while our design operations in Tokyo, Japan our manufacturing and repair facility in Yokohama, Japan and our repair operations in Hiroshima, Japan were all not damaged by the March disasters in Japan, it is possible that our operations could be impacted in the future by the consequences of those events or similar future events.  The facilities of certain of our suppliers, including suppliers of our ceramics, our printed circuit boards and certain of our mechanical parts, are located in Japan. While our suppliers did not report any significant damage to their facilities and they resumed operations consistent with the power usage guidelines in their respective areas, it is possible that future environmental events or other disasters, such as the subsequent earthquakes and aftershocks and continuing nuclear power plant issues, could negatively impact our suppliers’ ability to supply components to us on a timely basis.  Any such delays in supplying or delivering components to us could, and any catastrophic loss suffered by our key suppliers would likely, disrupt our operations, delay production and shipments and adversely affect our revenues and business.  Similarly, any catastrophic loss at our California facilities would materially and adversely affect our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired an additional 262,712 shares for $2.3 million.

The following table summarizes our repurchases of outstanding common stock for the fiscal quarter ended March 26, 2011:

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 26, 2010—January 22, 2011	130,000	$8.95	130,000	$48,209,833
January 23, 2011—February 19, 2011	—	—	—	$48,209,833
February 20, 2011—March 26, 2011	132,712	8.76	132,712	$47,046,921
	262,712	$8.86	262,712

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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

FormFactor, Inc.

Date: May 4, 2011	By:	/s/ Richard DeLateur

Richard DeLateur
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements				X

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

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