Form 10-Q
period 2011-06-25
FORMFACTOR INC
filed 2011-08-03
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

As of July 27, 2011, 50,849,589 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Revenues	$46,558	$57,640	$86,987	$97,306
Cost of revenues	36,668	53,710	73,027	95,704
Gross profit	9,890	3,930	13,960	1,602
Operating expenses:
Research and development	10,878	15,997	22,438	31,088
Selling, general and administrative	11,154	18,725	23,541	36,592
Restructuring charges, net	(1,099)	2,513	(60)	6,063
Impairment of long-lived assets	—	999	351	999
Total operating expenses	20,933	38,234	46,270	74,742
Operating loss	(11,043)	(34,304)	(32,310)	(73,140)
Interest income, net	369	722	793	1,497
Other income (expense), net	584	(82)	210	35
Loss before income taxes	(10,090)	(33,664)	(31,307)	(71,608)
Provision for (benefit from) income taxes	(2,412)	200	(2,205)	440
Net loss	$(7,678)	$(33,864)	$(29,102)	$(72,048)
Net loss per share:
Basic and Diluted	$(0.15)	$(0.68)	$(0.57)	$(1.44)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,773	50,084	50,705	49,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 25, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$130,085	$121,207
Marketable securities	194,142	226,028
Restricted cash	383	383
Accounts receivable, net	28,017	28,598
Inventories	21,799	25,003
Deferred tax assets	297	329
Prepaid expenses and other current assets	9,022	14,743
Total current assets	383,745	416,291
Restricted cash	297	297
Property, plant and equipment, net	35,078	37,311
Deferred tax assets	7,364	5,445
Other assets	5,110	6,710
Total assets	$431,594	$466,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,023	$14,948
Accrued liabilities	15,176	24,045
Income taxes payable	382	1,894
Deferred revenue	4,409	4,637
Total current liabilities	35,990	45,524
Long-term income taxes payable	4,209	4,248
Deferred rent and other liabilities	4,101	5,081
Total liabilities	44,300	54,853
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 25, 2011 and December 25, 2010, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,849,589 and 50,587,917 shares issued and outstanding at June 25, 2011 and December 25, 2010, respectively	52	52
Additional paid-in capital	655,674	651,263
Accumulated other comprehensive income	2,811	2,027
Accumulated deficit	(271,243)	(242,141)
Total stockholders’ equity	387,294	411,201
Total liabilities and stockholders’ equity	$431,594	$466,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 25,	June 26,
	2011	2010
Cash flows from operating activities:
Net loss	$(29,102)	$(72,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,818	16,884
Amortization of investments	243	222
Stock-based compensation expense	6,321	9,152
Deferred income tax benefit	(2,627)	(89)
Recovery of doubtful accounts receivable	(266)	(328)
Provision for excess and obsolete inventories	3,524	512
Loss (gain) on disposal of long-lived assets	(32)	503
Impairment of long-lived assets	351	999
Non-cash restructuring	(1,582)	1,034
Foreign currency transaction (gains) losses	(404)	426
Changes in assets and liabilities:
Accounts receivable	1,065	(13,976)
Inventories	(430)	(13,247)
Prepaid expenses and other current assets	4,668	869
Refundable income taxes	(12)	26,349
Other assets	1,055	(248)
Accounts payable	1,456	1,192
Accrued liabilities	(8,467)	9,043
Income tax payable	(824)	(212)
Deferred rent	(65)	(652)
Deferred revenues	(229)	(2,205)
Net cash used in operating activities	(19,539)	(35,820)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,733)	(16,484)
Proceeds from sales of property, plant and equipment	33	—
Purchases of marketable securities	(112,182)	(145,590)
Proceeds from maturities of marketable securities	144,165	155,225
Proceeds from sales of marketable securities	—	9,000
Net cash provided by investing activities	29,283	2,151
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net of issuance costs	1,576	1,536
Purchase and retirement of common stock	(3,007)	—
Net cash provided by (used in) financing activities	(1,431)	1,536
Effect of exchange rate changes on cash and cash equivalents	565	(834)
Net increase (decrease) in cash and cash equivalents	8,878	(32,967)
Cash and cash equivalents, beginning of period	121,207	122,043
Cash and cash equivalents, end of period	$130,085	$89,076
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(406)	$1,026
Income taxes paid (refunded)	$1,263	$(25,625)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 25, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Significant Accounting Policies.  Other than the accounting policies discussed in Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations, our significant accounting policies have not materially changed during the three and six months ended June 25, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

Additionally, in May 2011 updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied prospectively. This new guidance impacts how we report on fair value measurements only, and will have no effect on our results of operations, financial position or liquidity upon its required adoption by us on January 1, 2012.

Revenue Recognition

In October 2009, additional authoritative guidance that modifies accounting for revenue arrangements with multiple deliverables was issued. The guidance eliminates the residual method of revenue recognition and establishes a hierarchy for determining the selling price of a deliverable in a sale arrangement whereby the selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.  As required, we adopted this guidance effective December 26, 2010 on a prospective basis for revenue arrangements entered into or materially modified after the adoption date. The adoption of the additional authoritative guidance modifying revenue recognition accounting standards did not have any impact on our consolidated financial position, results of operations, or cash flows for the three and six months ended June 25, 2011, nor is it expected to have a material impact on total net revenues for the year ended December 31, 2011 based on current business practices.

Comprehensive Income

In June 2011 authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The guidance is intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented. Early adoption is permitted. This new guidance impacts how we report comprehensive income only, and will have no effect on our results of operations, financial position or liquidity upon its required adoption by us on January 1, 2012.

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

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Four customers represented 17%, 15%, 12% and 10% of total revenues during the three months ended June 25, 2011, and four customers also represented 28%, 12%, 12% and 11% of total revenues during the three months ended June 26, 2010.  Five customers represented 16%, 11%, 11%, 10% and 10% of total revenues during the six months ended June 25, 2011, and three customers represented 22%, 14% and 12% of total revenues during the six months ended June 26, 2010. No other customer accounted for more than 10% of total revenues in any of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of June 25, 2011, two customers accounted for approximately 23% and 15% of gross accounts receivable.  At December 25, 2010, three customers accounted for approximately 21%, 19% and 11% of gross accounts receivable.  No other customer accounted for more than 10% of gross accounts receivable in either of these fiscal periods.

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

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  In conjunction with this action, we also undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan. As a result of this rescission plan, as of June 26, 2010, we had reversed the existing accrual of $3.3 million for certain of the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.

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

The activities comprising the above reductions in force were substantially completed by the end of fiscal 2010.

In addition to the above, we executed certain additional restructuring actions during the remainder of fiscal 2010.  The ending restructuring accrual of $1.8 million as of December 25, 2010 reflects the unpaid amounts related to these actions as of that date.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce are expected to be completed by the end of the third quarter of fiscal 2011.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  In addition, we have been granted a rent reduction for the remaining occupied facilities in this building.  We previously had recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, we have recorded a benefit of $1.5 million to ‘Restructuring charges, net’ in our Condensed Consolidated Statement of Operations for the three and six months ending June 25, 2011.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the third quarter of fiscal 2011.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

The activities in the restructuring accrual for the six months ended June 25, 2011 were as follows (in thousands):

	Employee
	Severance	Contract
	and	Termination
	Benefits	and Other	Total
Accrual at December 25, 2010	$1,382	$451	$1,833
Q1 2011 Restructuring Plan charges	1,082	—	1,082
Cash payments	(1,633)	(53)	(1,686)
Other adjustments	(40)	—	(40)
Accrual at March 26, 2011	791	398	1,189
Q2 2011 Restructuring Plan charges	627	—	627
Singapore facility restructuring adjustments	—	(374)	(374)
Cash payments	(728)	(24)	(752)
Other adjustments	(345)	—	(345)
Accrual at June 25, 2011	$345	$—	$345

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

Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. treasury securities, agency securities and foreign currency derivatives (see Note 17—Derivative Financial Instruments of the Notes to Condensed Consolidated Financial Statements for discussion of fair value of foreign currency derivatives). The following tables represent the fair value hierarchy for our other financial assets (cash equivalents and marketable securities):

Fair value measured on a recurring basis as of June 25, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$93,088	$—	$93,088
U. S. Treasury	—	5,000	5,000
Agency securities	—	9,999	9,999
Commercial paper	—	5,000	5,000
Marketable securities
U. S. Treasury	—	86,311	86,311
Agency securities	—	97,336	97,336
Commercial paper	—	10,495	10,495
Total	$93,088	$214,141	$307,229

Fair value measured on a recurring basis as of December 25, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,996	$—	$82,996
Commercial paper	—	16,991	16,991
Marketable securities
U. S. Treasury	—	105,865	105,865
Agency securities	—	108,173	108,173
Commercial paper	—	11,990	11,990
Total	$82,996	$243,019	$326,015

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

We did not have any significant transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the periods ended June 25, 2011 and June 26, 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

All of our long-lived assets measured at fair value on a nonrecurring basis were classified as Level 3 assets within the fair value hierarchy.  We did not recognize any realized gains or losses on such assets during the three and six months ended June 25, 2011, respectively.

At the end of fiscal 2010, we had a building held for sale in Livermore, California, which was classified as Level 2 because the estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of us.  During the quarter ended March 26, 2011 we placed this building back into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from ‘Prepaid expenses and other current assets’ to ‘Property and equipment, net’ in the Condensed Consolidated Balance Sheet.   See Note 10 — Long-lived Assets of the Notes to the Condensed Consolidated Financial Statements for more information.

At the end of fiscal 2010, we also had certain manufacturing equipment held for sale in Livermore, California which was classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  As of both June 25, 2011 and December 25, 2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.

Other than the building previously held for sale that was put into service during the three months ended March 26, 2011, we did not have any assets that were transferred to or from Level 3 during the three and six months ended June 25, 2011 and June 26, 2010.

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

Marketable securities at June 25, 2011 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$85,957	$354	$—	$86,311
Agency Securities	97,188	151	(3)	97,336
Commercial Paper	10,496	—	(1)	10,495
	$193,641	$505	$(4)	$194,142

Marketable securities at December 25, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$105,513	$372	$(20)	$105,865
Agency Securities	108,361	36	(224)	108,173
Commercial Paper	11,988	2	—	11,990
	$225,862	$410	$(244)	$226,028

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of June 25, 2011 and December 25, 2010, respectively.

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

Contractual maturities of marketable securities as of June 25, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$93,420	$93,605
Due after one year to three years	100,221	100,537
	$193,641	$194,142

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and six months ended June 25, 2011 and June 26, 2010, respectively.

Note 7 — Allowance for Doubtful Accounts

We recorded a reduction in provision for doubtful accounts of $0.6 million in the first quarter of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. We did not record any significant new allowances in the second quarter of fiscal 2011, nor did we release any previously reserved bad debts.  A reconciliation of the changes in our allowance for doubtful accounts receivable consisted of the following activity for our quarterly fiscal periods ended June 25, 2011 and June 26, 2010, respectively (in thousands):

	Allowance for Doubtful Accounts Receivable Activity for fiscal quarters ended:
	June 25,	June 26,
	2011	2010
Beginning balance	$847	$9,260
Additions	—	—
Deductions	(610)	(147)
First fiscal quarter ending balance	237	9,113
Additions	28	315
Deductions	—	(496)
Second fiscal quarter ending balance	$265	$8,932

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	June 25,	December 25,
	2011	2010
Raw materials	$6,139	$2,736
Work-in-progress	9,865	16,807
Finished goods	5,795	5,460
	$21,799	$25,003

We record provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Note 9 — Warranty

We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statement of Operations as a cost of revenues.  A reconciliation of the changes in our warranty accrual liability (included in ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets) consisted of the following activity for our quarterly fiscal periods ended June 25, 2011 and June 26, 2010, respectively (in thousands):

	Warranty Accrual Activity for fiscal quarters ended:
	June 25,	June 26,
	2011	2010
Beginning balance	$433	$732
Accrual (release) of warranties during the period	(180)	(396)
Settlements made during the period	(64)	(29)
First fiscal quarter ending balance	189	307
Accrual (release) of warranties during the period	322	254
Settlements made during the period	(193)	(154)
Second fiscal quarter ending balance	$318	$407

Note 10 — Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 25,	December 25,
	2011	2010
Building	$790	$—
Machinery and equipment	123,564	115,847
Computer equipment and software	35,511	35,493
Furniture and fixtures	6,063	6,180
Leasehold improvements	70,212	69,934
	236,140	227,454
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(213,927)	(207,992)
	22,213	19,462
Construction-in-progress	12,865	17,849
	$35,078	$37,311

During the quarter ended March 26, 2011 we placed a building previously identified as held for sale back into service at its carrying value of $0.8 million.  This amount represents the lesser of its carrying amount before the building was classified as held for sale, adjusted for any depreciation that would have been recognized had the building been continuously classified as held and used, or the fair value at the date of the subsequent decision not to sell. The building is being depreciated over its estimated remaining useful life of ten years.

During the three and six months ended June 25, 2011 we wrote-off fully depreciated assets with an acquired cost of $0.2 million and $0.4 million, respectively.  In addition, during the three months ended March 26, 2011 we recorded an impairment of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.  This impairment charge is included in “Impairment of long-lived assets” in the Condensed Consolidated Statements of Operations for the six months ended June 25, 2011.

At June 25, 2011, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $3.8 million, with $5.9 million as the gross amount and $2.1 million as the accumulated amortization. We recorded $0.3 million and $0.6 million amortization expense for our intangible asset during the three and six months ended June 25, 2011, respectively, all of which was charged to cost of revenues.  The intangible asset had a remaining amortization period of 3.3 years at June 25, 2011. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net loss	$(7,678)	$(33,864)	$(29,102)	$(72,048)
Unrealized gain on investments, net	237	336	210	350
Cumulative translation adjustments	284	89	574	(29)
Comprehensive loss	$(7,157)	$(33,439)	$(28,318)	$(71,727)

Components of accumulated other comprehensive income was as follows (in thousands):

	June 25,	December 25,
	2011	2010
Unrealized gain (loss) on marketable securities, net of tax of $428 at June 25, 2011 and $299 at December 25, 2010, respectively	$74	$(136)
Cumulative translation adjustments	2,737	2,163
Accumulated other comprehensive income	$2,811	$2,027

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired an additional 262,712 shares for $2.3 million, and during the second fiscal quarter of 2011 we repurchased and retired an additional 117,437 shares for $1.0 million.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Equity Incentive Plans

We have four equity incentive plans for which we have reserved shares for issuance upon the exercise of stock options: the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (together, the “Prior Plans”), and the 2002 Equity Incentive Plan (the “2002 Plan”), which became effective in April 2002. Upon the effectiveness of the 2002 Plan, we ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, cancelled or terminated Prior Plan shares are transferred to the 2002 Plan.

Stock Options

Stock option activity under the Prior Plans and the 2002 Plan during the six months ended June 25, 2011 is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 25, 2010	5,318,387	$14.53
Options granted	202,250	8.94
Options exercised	(12,515)	6.23
Options cancelled:
Forfeited	(70,275)	9.86
Expired	(105,289)	29.18
Balances, March 26, 2011	5,332,558	14.11
Options granted	257,500	10.33
Options exercised	(7,485)	6.50
Options cancelled:
Forfeited	(74,993)	9.34
Expired	(274,166)	21.67
Balances, June 25, 2011	5,233,414	$13.61	4.66	$1,390,870

Vested and expected to vest at June 25, 2011	4,742,994	$14.00	4.52	$1,307,436

Exercisable at June 25, 2011	1,779,537	$21.01	2.20	$741,670

The intrinsic value of option exercises during the three and six months ended June 25, 2011 was $17,000 and $60,000, respectively. Cash received from stock option exercises during the three and six months ended June 25, 2011 was $39,000 and $0.1 million, respectively. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Restricted stock unit activity under the 2002 Plan during the six months ended June 25, 2011 is set forth below:

		Weighted
		Average Grant Date
	Units	Fair Value
Non-vested restricted stock units at December 25, 2010	1,372,912	$16.29
Awards granted	51,600	8.89
Awards released	(103,525)	17.92
Awards cancelled	(112,118)	17.08
Non-vested restricted stock units at March 26, 2011	1,208,869	15.77
Awards granted	585,655	10.28
Awards released	(313,741)	16.50
Awards cancelled	(54,654)	15.40
Non-vested restricted stock units at June 25, 2011	1,426,129	$13.37

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

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Cost of revenues	$758	$994	$1,603	$1,965
Research and development	951	1,963	2,212	3,356
Selling, general and administrative	644	937	2,507	3,831
Restructuring	—	176	—	176
Total stock-based compensation	2,353	4,070	6,322	9,328
Tax effect on stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$2,353	$4,070	$6,322	$9,328

Stock Options

During the three and six months ended June 25, 2011, we granted 257,500 and 459,750 stock options, respectively, under the 2002 Plan with a weighted average grant-date fair value of $4.34 and $4.06, respectively. During the three months ended June 26, 2010, we granted 420,570 stock options under the 2002 Plan with a weighted average grant-date fair value of $6.37 and no stock options under the 2002 Plan were granted during the quarter ended March 27, 2010. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	50.54%	49.74%	50.30%	49.74%
Risk-free interest rate	1.65%	1.91%	1.67%	1.91%
Expected term (in years)	4.29	4.47	4.26	4.47

Employee Stock Purchase Plan

There were no shares issued under the Employee Stock Purchase Plan (“ESPP”) during the three months ended June 25, 2011 and June 26, 2010, respectively. During the six months ended June 25, 2011 and June 26, 2010, we issued 228,737 shares and 157,961 shares, respectively, under the ESPP. The following weighted-average assumptions were used in estimating the fair value of employee’s purchase rights under the ESPP:

	Three Months Ended		Six months ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	52.63%	38.90%	51.51%	42.54%
Risk-free interest rate	0.18%	0.17%	0.20%	0.22%
Expected term (in years)	0.5	0.5	0.5	0.5

Unrecognized Compensation Costs

At June 25, 2011, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$12,468	2.38
Restricted stock units	14,892	2.51
Employee Stock Purchase Plan	98	0.09
Total unrecognized stock-based compensation expense	$27,458

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for three and six months ended June 25, 2011 and June 26, 2010, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Numerator:
Net loss used in computing basic and diluted net loss per share	$(7,678)	$(33,864)	$(29,102)	$(72,048)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,773	50,084	50,705	49,989
Add potentially dilutive securities	—	—	—	—
Weighted average shares used in computing diluted net loss per share	50,773	50,084	50,705	49,989

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Options to purchase common stock	4,834	5,076	4,846	5,134
Restricted stock units	1,210	596	1,080	88
Employee Stock Purchase Plan	27	174	14	174
Total potentially dilutive securities	6,071	5,846	5,940	5,396

Note 15 — Income Taxes

We recorded an income tax benefit of $2.4 million and $2.2 million for the three and six months ended June 25, 2011, respectively, and an income tax provision of $0.2 million and $0.4 million for the three and six months ended June 26, 2010, respectively. The income tax benefit recorded for the three months and six months ended June 25, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-US jurisdiction, offset by income tax expense in certain of our non-U.S. operations in foreign jurisdictions.  The income tax provision for the three and six months ended June 26, 2010 reflects the tax provision on our non-U.S. operations in foreign jurisdictions.  We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

During the quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

The liability for uncertain tax positions was classified as a long-term income taxes liability as payments are not anticipated over the next 12 months.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.  Unrecognized tax benefits increased by $0.7 million to $18.2 million during the six months ended June 25, 2011 primarily as a result of additional R&D credit reserves and foreign transfer pricing reserves.  If recognized, $14.3 million of these unrecognized tax benefits (net of U.S. Federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision.  For the three months and six months ended June 25, 2011, we recognized interest benefits and penalties of approximately $9,000 and $2,000, respectively.  For the three months and six months ended June 26, 2010, we recognized interest charges and penalties of approximately $46,000 and $0.1 million, respectively.  As of June 25, 2011 and June 26, 2010, we have accrued total interest and penalties of $0.4 million and $0.9 million related to the unrecognized tax benefits.

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

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2010 or during the first six months of 2011. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of June 25, 2011.

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

Indemnification Arrangements

We may, from time to time in the ordinary course of our business, enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our Condensed Consolidated Balance Sheet as of June 25, 2011.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the periods ended June 25, 2011, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources. Litigation, in general, and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Customs and Trade Matters

In July 2011 we received an inquiry from a foreign jurisdiction tax authority regarding certain indirect tax matters.  We plan to cooperate with this inquiry, which relates to our prior shipping processes for new product qualifications and for products for certain of our repair center activities.  To date, we have accrued $1.0 million for potential exposure related to this matter, but it is possible that the inquiry could result in additional material liabilities and that we could incur material expenses in responding to the inquiry.

Patent Litigation

In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254 and 6,615,485.  The district court action was stayed pending resolution of the complaint that we filed with the United States International Trade Commission, or Commission, on or about November 13, 2007, seeking institution of a formal investigation into the activities of Phicom and of Micronics Japan Co., Ltd.  An investigation was initiated and, in November 2009, in response to a request for review of prior decisions by the assigned Administrative Law Judge, the Commission issued a decision, which is termed a “final determination,” finding certain of FormFactor’s asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Phicom, now operating under the name TSC MEMSYS Co. Ltd., was lifted and the parties engaged in a non-binding mediation in an attempt to amicable resolve the litigation.  We anticipate that the matter will be resolved amicably through a confidential settlement agreement.

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

One or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include requests for re-examination proceedings filed by Micro-Probe with the USPTO directed to our U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, 6,965,244, 7,225,538, 7,227,371 and 7,671,614. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422 and 6,441,315, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614.  The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of June 25, 2011. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

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

As of June 25, 2011, we had the following outstanding foreign exchange forward contracts that we entered into to hedge forecasted revenues and purchases (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	328,170	$4,066
Korean Won	Buy	(40,360)	(1,398)
Taiwan Dollar	Buy	(893,408)	(828)
Total USD notional amount of outstanding foreign exchange contracts			$1,840

The contracts were entered into on June 23, 2011 and matured on June 28, 2011. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of June 25, 2011. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and six months ended June 25, 2011.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and six months ended June 25, 2011 and June 26, 2010 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	June 25,	June 26,	June 25,	June 26,
Hedging Instruments	Recognized on Derivatives	2011	2010	2011	2010

Foreign exchange forward contracts	Other income (expense), net	$(73)	$(258)	$(289)	$(439)

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer and to certain other semiconductor test equipment used by the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor and parametric probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology and our ATRETM wafer test technology.

During the three and six months ended June 25, 2011, we saw revenue decline over the same periods in fiscal 2010 across our DRAM and Flash product markets. Our revenues decreased by 19.2%, or $11.1 million, in the three months ended June 25, 2011 as compared to the same period in fiscal 2010 and by 10.6%, or $10.3 million, in the six months ended June 25, 2011 as compared to the same period in fiscal 2010. This decline is attributed primarily to lost business opportunities due to an extended qualification period for our SmartMatrix platform at certain customers, as well as changing order patterns for our NAND Flash products. However, this revenue decline was partially offset by overall demand increases in our SOC product.

We incurred a net loss of $7.7 million in the second quarter of fiscal 2011 as compared to a net loss of $33.9 million for the second quarter of fiscal 2010. The reduction in net loss quarter over quarter is primarily attributable to the restructuring actions undertaken throughout 2010, the purpose of which was to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times.  Net loss also decreased quarter over quarter due to a reduction in depreciation resulting from the enterprise-wide impairment recorded in fiscal 2010.  The net loss for the second quarter of fiscal 2011 includes a benefit of $1.5 million for the reversal of certain previously recorded restructuring charges related to our Singapore facilities, as well as a benefit of $2.5 million related to the release of the valuation allowance on deferred tax assets in a non-U.S. jurisdiction.   The net loss for the second quarter of fiscal 2010 includes $2.5 million of pre-tax restructuring charges and $0.6 million of severance costs related to change in executive management, as well as the impairment of certain fixed assets of $1.0 million.

We incurred a net loss of $29.1 million in the first half of fiscal 2011 as compared to $72.0 million in the first half of fiscal 2010. The reduction in net loss period over period is primarily attributable to the restructuring actions undertaken throughout 2010, the purpose of which was to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times.  Net loss also decreased period over period due to a reduction in depreciation resulting from the enterprise-wide impairment recorded in fiscal 2010.

Our cash, cash equivalents and marketable securities totaled approximately $324.2 million as of June 25, 2011, as compared to $347.2 million at December 25, 2010. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay their procurement as well as payment decisions which could adversely delay and affect our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the third quarter of fiscal 2011 and in future fiscal quarters.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	78.8	93.2	83.9	98.4
Gross profit	21.2	6.8	16.1	1.6
Operating expenses:
Research and development	23.4	27.8	25.8	31.9
Selling, general and administrative	24.0	32.5	27.1	37.6
Restructuring charges	(2.4)	4.4	(0.1)	6.2
Impairment of long-lived assets	—	1.7	0.4	1.0
Total operating expenses	45.0	66.4	53.2	76.7
Operating loss	(23.8)	(59.6)	(37.1)	(75.1)
Interest income, net	0.8	1.3	0.9	1.5
Other income (expense)	1.3	(0.1)	0.2	0.0
Loss before income taxes	(21.7)	(58.4)	(36.0)	(73.6)
Provision for (benefit from) income taxes	(5.2)	0.3	(2.5)	0.5
Net loss	(16.5)%	(58.7)%	(33.5)%	(74.1)%

Three and six months ended June 25, 2011 and June 26, 2010:

Revenues

	Three Months Ended			Six Months Ended
	June 25,	June 26,		June 25,	June 26,
	2011	2010	% Change	2011	2010	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$33,926	$42,390	-20.0%	$60,799	$74,158	-18.0%
Flash	5,214	8,434	-38.2	11,461	11,894	-3.6
SOC	7,418	6,816	8.8	14,727	11,254	30.9
Total revenues	$46,558	$57,640	-19.2%	$86,987	$97,306	-10.6%

Revenues for the three and six months ended June 25, 2011 decreased 19.2%, or $11.1 million, and 10.6%, or $10.3 million, compared to the revenues of the comparable periods of the prior year. The decreases are primarily due to reduced volume of shipments of advanced wafer probe cards for the DRAM and Flash memory market segments.

Our revenues for the three and six months ended June 25, 2011 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices.  DRAM sales were lower in the three and six months ended June 25, 2011 as compared to the same periods in the prior year primarily due to reduced volumes at certain customers, generally resulting from extended qualification periods for the SmartMatrix product family at those customers, as well as lost business opportunities due to quoted lead times.  These declines were partially offset by the overall upturn in the semiconductor industry period over period.

Revenues from sales to Flash memory device manufacturers decreased in the three months ended June 25, 2011 compared to the same period in the prior year. The decrease was driven primarily by a significant decrease in the sale of NAND Flash wafer probe cards related to the timing of customer orders.  Flash revenue was flat for the six months ended June 25, 2011 compared to the same period in the prior year.

Revenues from sales to SOC device manufacturers increased in the three and six months ended June 25, 2011 compared to the same periods in the prior year, primarily due to the growth in the overall SOC device market and continued market trends to more complex devices and higher parallelism offered by SOC devices, which positively impacted revenues from sales of our wafer probe cards in this market.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 25,	% of	June 26,	% of	June 25,	% of	June 26,	% of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue
	(In thousands, except percentages)
Taiwan	$20,641	44.3%	$22,464	39.0%	$34,368	39.5%	$37,026	38.1%
Japan	8,790	18.9	12,333	21.4	13,216	15.2	16,841	17.3
North America	4,835	10.4	11,447	19.9	13,356	15.4	20,011	20.5
South Korea	8,455	18.2	6,447	11.2	16,618	19.1	11,440	11.8
Asia Pacific (1)	2,679	5.7	2,381	4.1	5,856	6.7	7,333	7.5
Europe	1,158	2.5	2,568	4.4	3,573	4.1	4,655	4.8
Total revenues	$46,558	100.0%	$57,640	100.0%	$86,987	100.0%	$97,306	100.0%

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

The increase in South Korea revenues for the three and six months ended June 25, 2011 compared to the same periods in the prior year were primarily due to the industry ramp up of DDR3 and Low Power DDR2, increased market penetration of our SOC products to customers in this region, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across both the DRAM and Flash markets.  The significant decrease in North America was primarily driven by a decrease in Flash shipments to that region.  The decrease in Europe was primarily driven by reductions in SOC, while the decrease in revenues in Asia-Pacific in the six month period ended June 25, 2011was primarily due to a decrease in both DRAM and SOC shipments into that region.  The decrease in revenue in Taiwan was driven by a decrease in DRAM and Flash shipments to that region, partially offset by an increase in SOC revenue related to a recently qualified customer.

The following customers accounted for more than 10% of our revenues:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Elpida Memory (1)	17.0%	28.1%	16.3%	21.6%
Inotera Memories, Inc.	15.2	11.8	*	*
Samsung (2)	11.7	12.0	10.4	12.4
Powerchip Semiconductor (3)	10.2	*	10.3	*
Micron Technology (4)	*	*	10.9	*
Hynix Semiconductor (5)	*	10.5	11.4	13.8

(1)          Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corporation and Tera Probe, Inc.

(2)          Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor.

(3)          Includes Powerchip Semiconductor, Inc. and its wholly-owned subsidiary PowerFlash Technology Corp.

(4)          Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Numonyx Pte. Ltd., Numonyx Israel Ltd. and Micron Japan, Ltd.

(5)          Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

*            Less than 10% of revenues.

The percentages above reflect customer constellations as of June 25, 2011.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Gross profit	$9,890	$3,930	$13,960	$1,602
Gross margin	21.2%	6.8%	16.1%	1.6%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 25, 2011, gross margin increased compared to the same period in the prior year, primarily due to favorable changes in product mix due to higher margin products, reductions in inventory provision charges, higher production yield,  lower depreciation expense and reductions in general overhead costs.

The increase in gross margin for the three and six months ended June 25, 2011 compared to the same fiscal 2010 periods was driven by $2.6 million and $1.5 million, respectively, of lower inventory provision charges, excluding a $4.7 million favorable impact for the revaluation of previously reserved materials in the three months ended June 26, 2010.  These improvements are the result of initiatives that have been undertaken to improve materials planning and procurement processes that resulted in reductions of our excess inventory levels. The value of previously reserved materials that were used in manufacturing and shipped during the three and six months ended June 25, 2011 was $0.6 million and $1.4 million, respectively.  The increase in gross margin also included $3.6 million and $7.3 million, respectively, of lower depreciation expense resulting primarily from the fiscal 2010 enterprise-wide impairment and our decision to cease manufacturing operations in Singapore and Korea, as well as a reduction of $3.3 million and $4.5 million, respectively, in general overhead resulting from our cost control initiatives. We also experienced certain favorable changes in product mix from lower margin to higher margin products.

Gross margin included stock-based compensation of $0.8 million and $1.6 million for the three and six months ended June 25, 2011, respectively, compared to $1.0 million and $2.0 million for the three and six months ended June 26, 2010, respectively, with the decrease being primarily due to the decrease in headcount and the full vesting of the shares that were granted in the first half of fiscal 2007, partially offset by expense related to current quarter grants.

In the future, our gross margins may be adversely affected by lower levels of product revenues, even though we have taken significant steps to reduce our operating cost structure. Additionally, our gross margins may be adversely affected if, amongst other things, we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods inventories are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Research and development	$10,878	$15,997	$22,438	$31,088
% of revenues	23.4%	27.8%	25.8%	31.9%

Research and development expenses for the three and six months ended June 25, 2011 decreased by approximately $5.1 million and $8.7 million, respectively, compared to the same periods in the prior year due to the combined effect of the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased during the three and six months ended June 25, 2011 compared to the three and six months ended June 26, 2010 due to our cost reduction efforts.

In the three and six months ended June 25, 2011, costs related to our research and development activities decreased by approximately $4.2 million and $7.5 million, respectively, from the comparable periods of fiscal 2010 resulting primarily from reduced payroll and related costs of $2.5 million and $3.7 million, respectively, driven by reduced headcount, and reduced materials and related costs of $0.8 million and $1.5 million, respectively.  We also had a decrease in depreciation and facilities related costs of $0.6 million and $1.2 million, respectively, resulting primarily from the fiscal 2010 enterprise-wide impairment as well as the reduction of our facilities footprint during 2010.  Stock-based compensation included within research and development expense was $1.0 million and $2.2 million for the three and six months ended June 25, 2011 compared to $2.0 million and $3.4 million for the three and six months ended June 26, 2010, with the decrease being primarily due to the decrease in headcount and the full vesting of the shares that were granted in the first half of fiscal 2007, partially offset by expense related to current quarter grants.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology, ATRE wafer test technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Selling, general and administrative	$11,154	$18,725	$23,541	$36,592
% of revenues	24.0%	32.5%	27.1%	37.6%

Selling, general and administrative expenses for the three and six months ended June 25, 2011 decreased $7.6 million and $13.1 million, respectively, from the comparable periods of the prior year primarily due to a decrease in personnel-related costs and other discretionary spending. As a percent of revenue, selling, general and administrative expenses decreased during the three and six months ended June 25, 2011 as compared to the comparable periods of the prior year, primarily due to the reduction of expenses discussed above.

In the three and six months ended June 25, 2011, salary and payroll related costs for selling, general and administrative functions decreased by $3.2 million and $5.1 million, respectively, from the comparable periods of fiscal 2010 due to reduced headcount and a reduction in incentive bonus.  In addition, we experienced decreased depreciation expense resulting from the enterprise-wide impairment recorded during fiscal 2010 of $0.1 million and $1.4 million, respectively, as well as a reduction in facilities related costs of $1.0 million and $2.0 million during the three and six months ended June 25, 2011 compared with the same periods of fiscal 2010 resulting from the reduction of our facilities footprint during 2010.  Furthermore, our cost reduction efforts, as well as reduction in on-going legal activities, resulted in a reduction in legal and outside service fees of $1.6 million and $1.7 million during the three and six months ended June 25, 2011 compared with the same periods of fiscal 2010.  Stock-based compensation expenses included within selling, general and administrative expense were $0.6 million and $2.5 million for the three and six months ended June 25, 2011 compared to $0.9 million and $3.8 million for the comparable periods of the prior year. The decrease in stock-based compensation was primarily due to reduced headcount and the full vesting of the shares that were granted in the first half of fiscal 2007, partially offset by expense related to current quarter grants.

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Restructuring charges, net	$(1,099)	$2,513	$(60)	$6,063
% of revenues	(2.4)%	4.4%	(0.1)%	6.2%

For the three and six months ended June 25, 2011, restructuring charges decreased $3.6 million and $6.1 million, respectively, from the comparable periods of the prior year.  The restructuring plans impacting the first and second quarters of fiscal 2011 and 2010 are discussed below.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011. As a result of the Q1 2011 Restructuring Plan, we have realized, and continue expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.6 million in subsequent quarters.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to this plan. We expect that the activities comprising this reduction in workforce will be completed by the end of the third quarter of fiscal 2011. As a result of the Q2 2011 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in subsequent quarters.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  In addition, we have been granted a rent reduction for the remaining occupied facilities in this building.  We previously had recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, we have recorded a benefit of $1.5 million to ‘Restructuring charges, net’ in our Condensed Consolidated Statement of Operations for the three and six months ended June 25, 2011.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the third quarter of fiscal 2011.

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

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  We recorded $4.9 million in charges for the Q2 2010 Restructuring Plan in the second quarter of fiscal 2010 primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded an impairment charge of approximately $0.9 million, representing the net book value of these assets.

The activities comprising the above reductions in force were substantially completed by the end of fiscal 2010.

Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Impairment of long-lived assets	$—	$999	$351	$999
% of revenues	—%	1.7%	0.4%	1.0%

During the first quarter of 2011 we recorded an impairment charge of $0.4 million related to the termination of aspects of an on-going projected related to certain software development for internal use that had been recorded in construction-in-progress.  In the second quarter of fiscal 2010, we recorded an impairment charge of $1.0 million related to the termination of an on-going construction-in-progress project.  There were no impairment charges recorded during the three months ended June 25, 2011.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property and equipment and intangible assets may arise in the remainder of 2011 if we are unable to achieve operating results anticipated by our 2011 financial plan.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Interest income, net	$369	$722	$793	$1,497
% of revenue	0.8%	1.3%	0.9%	1.5%

Other income (expense), net	$584	$(82)	$210	$35
% of revenues	1.3%	(0.1)%	0.2%	0.0%

The decrease in interest income from cash, cash equivalents and marketable securities for the three and six months ended June 25, 2011 as compared with the same periods of the prior year was primarily related to lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $324.9 million at June 25, 2011 compared to $398.4 million at June 26, 2010. Weighted average yields for the three months ended June 25, 2011 and June 26, 2010 were 0.48% and 0.74%, respectively, and the weighted average yields for the six months ended June 25, 2011 and June 26, 2010 were 0.51% and 0.75%, respectively.  The decrease in yields was primarily attributable to the maturity of higher yielding securities and subsequent reinvestment to shorter term, lower yielding securities.

Other income (expense), net for the three and six months ended June 25, 2011 was mainly comprised of payments received from an intellectual property settlement and from foreign currency losses primarily related to Korean Won and Japanese Yen. Other income (expense), net for the three and six months ended June 26, 2010 was mainly comprised of income from the sale of component supplies and net realized gains related to the sale of investments offset by foreign currency losses primarily related to Korean Won and Japanese Yen.

Provision For (Benefit From) Income Taxes

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(2,412)	$200	$(2,205)	$440
Effective tax rate	23.9%	0.6%	7.0%	0.6%

We recorded an income tax benefit of $2.4 million and $2.2 million for the three months and six months ended June 25, 2011, respectively, and an income tax provision of $0.2 million and $0.4 million for the three and six months ended June 26, 2010, respectively. The income tax benefit recorded for the three months and six months ended June 25, 2011, primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction. The tax benefit was offset by income tax expense in certain foreign jurisdictions.  The income tax provision recorded for the three and six months ended June 25, 2010 primarily related to on our non-U.S. operations.

During the quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carry-forwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  For the three and six months ended June 25, 2011 we recognized interest benefits of $9,000 and $2,000,  respectively. For the three and six months ended June 25, 2010, we recognized interest charges of $46,000 and $0.1 million, respectively.  We have not recognized any penalties in any of the periods presented.  As of June 25, 2011 and June 26, 2010, we have accrued total interest charges and penalties of $0.4 million and $0.9 million, respectively, related to the unrecognized tax benefits.

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

Liquidity and Capital Resources

	June 25,	December 25,
	2011	2010
		(In thousands)
Working capital	$347,755	$370,767
Cash, cash equivalents and marketable securities	$324,227	$347,235

Working capital: The decrease in working capital in the six months ended June 25, 2011 was primarily due to the use of cash from operating activities and reductions in accrued liabilities driven by the timing of payments, reductions in payroll and incentive compensation amounts, and income taxes paid in various foreign tax jurisdictions, offset by decreased prepaid expenses due primarily to cost control efforts as well as reduced inventory levels.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. Cash, cash equivalents and marketable securities include $11.5 million held by our foreign subsidiaries as of June 25, 2011.

Days Sales Outstanding: Days sales outstanding from receivables (“DSO”) were 53 days at June 25, 2011, compared with 66 days at December 25, 2010. The decrease in DSO is primarily due to continued improvement in our collection efforts as well as the shift in sales to customers with shorter payment terms.

Summary cash flows:

	Six months ended
	June 25,	June 26,
	2011	2010
	(In thousands)
Cash used in operating activities	$(19,539)	$(35,820)
Cash provided by investing activities	29,283	2,151
Cash (used in) provided by financing activities	(1,431)	1,536

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 25, 2011 was primarily driven by the net loss of $29.1 million, offset in part by $11.3 million of non-cash charges consisting primarily of $5.8 million of depreciation and amortization, $6.3 million of stock-based compensation and $3.5 million of provision for excess and obsolete inventories.  The net change in operating assets and liabilities of $1.8 million for the six months ended June 25, 2011 consisted primarily of a decrease of $8.5 million in accrued liabilities, primarily those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.  This use of cash was partially offset by a decrease in accounts receivable of $1.1 million due to strong cash collections in the first two quarters of fiscal 2011 as well as a $4.7 million reduction in prepaid expenses and other current assets due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings.

Net cash used in operating activities for the six months ended June 26, 2010 are primarily driven by the net loss of $72.0 million incurred during the first half of fiscal 2010 offset in part by non-cash charges consisting of $16.9 million of depreciation and amortization, $9.2 million of stock-based compensation and $1.0 million of impairment of property and equipment. The net change in operating assets and liabilities for the six months ended June 26, 2010 of $6.9 million consisted primarily of the decrease in refundable income taxes, due to the receipt of a federal income tax refund of $26.2 million in March 2010, offset by an increase in accounts receivable due to higher revenues as well as an increase in inventories due to higher sales forecast.

Cash flows from investing activities: Net cash provided by investing activities for the six months ended June 25, 2011 was primarily related to $144.2 million proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $112.2 million and $2.7 million cash used in the acquisition of property and equipment for new product technology. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

The cash flows provided by investing activities for the six months ended June 26, 2010 are primarily related to $164.2 million proceeds from maturities and sales of marketable securities offset by purchases of marketable securities totaling $145.6 million and $16.5 million cash used in the acquisition of property and equipment for new product technology.

Cash flows provided by financing activities: Net cash used in financing activities for the six months ended June 25, 2011 included $3.0 million used for the repurchase and retirement of our common stock partially offset by $1.6 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

The cash flows provided by financing activities for the six months ended June 26, 2010 included $1.5 million in proceeds received from purchases under our ESPP and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Our cash, cash equivalents and marketable securities declined in the six months ended June 25, 2011. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2011.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 25, 2011, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010. Other than our revenue recognition accounting policy, which is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three and six months ended June 25, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2010, and in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2011. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 26, 2011 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and expires on October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired an additional 262,712 shares for $2.3 million.  During the second fiscal quarter of 2011 we repurchased and retired an additional 117,437 shares for $1.0 million.

The following table summarizes our repurchases of outstanding common stock for the six months ended June 25, 2011:

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 26, 2010—January 22, 2011	130,000	$8.95	130,000	$48,209,833
January 23, 2011—February 19, 2011	—	—	—	$48,209,833
February 20, 2011—March 26, 2011	132,712	$8.76	132,712	$47,046,921
March 27, 2011—April 23, 2011	—	—	—	$47,046,921
April 24, 2011—May 21, 2011	—	—	—	$47,046,921
May 21, 2011—June 25, 2011	117,437	$8.85	117,437	$46,007,951
	380,149	$8.85	380,149

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

FormFactor, Inc.

Date: August 3, 2011	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
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