Form 10-Q
period 2011-09-24
FORMFACTOR INC
filed 2011-10-27
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

As of October 20, 2011, 50,460,810 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2011

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Revenues	$52,115	$47,347	$139,101	$144,653
Cost of revenues	40,141	54,541	113,168	150,244
Gross profit (loss)	11,974	(7,194)	25,933	(5,591)
Operating expenses:
Research and development	10,423	12,825	32,861	43,913
Selling, general and administrative	11,200	16,219	34,741	52,810
Restructuring charges, net	258	8,539	197	14,603
Impairment of long-lived assets	100	55,402	451	56,401
Total operating expenses	21,981	92,985	68,250	167,727
Operating loss	(10,007)	(100,179)	(42,317)	(173,318)
Interest income, net	335	623	1,128	2,120
Other income (expense), net	(75)	3,960	135	3,995
Loss before income taxes	(9,747)	(95,596)	(41,054)	(167,203)
Provision for (benefit from) income taxes	157	231	(2,048)	672
Net loss	$(9,904)	$(95,827)	$(39,006)	$(167,875)
Net loss per share:
Basic and Diluted	$(0.20)	$(1.90)	$(0.77)	$(3.35)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,747	50,431	50,719	50,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 24, 2011	December 25, 2010
ASSETS
Current assets:
Cash and cash equivalents	$140,933	$121,207
Marketable securities	175,099	226,028
Restricted cash	—	383
Accounts receivable, net	29,142	28,598
Inventories	20,647	25,003
Deferred tax assets	304	329
Prepaid expenses and other current assets	11,250	14,743
Total current assets	377,375	416,291
Restricted cash	297	297
Property, plant and equipment, net	34,872	37,311
Deferred tax assets	7,417	5,445
Other assets	3,987	6,710
Total assets	$423,948	$466,054
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,120	$14,948
Accrued liabilities	14,170	24,045
Income taxes payable	—	1,894
Deferred revenue	5,960	4,637
Total current liabilities	38,250	45,524
Long-term income taxes payable	4,155	4,248
Deferred rent and other liabilities	4,205	5,081
Total liabilities	46,610	54,853
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 24, 2011 and December 25, 2010, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,460,810 and 50,587,917 shares issued and outstanding at September 24, 2011 and December 25, 2010, respectively	52	52
Additional paid-in capital	655,449	651,263
Accumulated other comprehensive income	2,983	2,027
Accumulated deficit	(281,146)	(242,141)
Total stockholders’ equity	377,338	411,201
Total liabilities and stockholders’ equity	$423,948	$466,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 24,	September 25,
	2011	2010
Cash flows from operating activities:
Net loss	$(39,006)	$(167,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,593	24,720
Amortization of investments	385	340
Stock-based compensation expense	9,661	13,371
Deferred income tax benefit	(2,513)	(87)
Recovery of doubtful accounts receivable	(266)	(717)
Provision for excess and obsolete inventories	4,867	6,754
Loss (gain) on disposal of long-lived assets	(31)	443
Impairment of long-lived assets	451	56,402
Non-cash restructuring	(1,582)	8,717
Gain on release of secured borrowing	—	(3,481)
Foreign currency transaction gains	(542)	(206)
Changes in assets and liabilities:
Accounts receivable	453	(4,664)
Inventories	(581)	(13,987)
Prepaid expenses and other current assets	2,524	1,276
Refundable income taxes	(12)	26,357
Other assets	1,896	57
Accounts payable	3,262	(2,297)
Accrued liabilities	(9,390)	1,665
Income tax payable	(1,253)	(418)
Deferred rent	(11)	(832)
Deferred revenues	1,322	(3,820)
Net cash used in operating activities	(21,773)	(58,282)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,874)	(22,479)
Proceeds from sales of property, plant and equipment	33	144
Purchases of marketable securities	(182,213)	(257,106)
Proceeds from maturities of marketable securities	232,980	322,223
Proceeds from sales of marketable securities	—	9,000
Change in restricted cash	383	—
Net cash provided by investing activities	46,309	51,782
Cash flows from financing activities:
Proceeds from issuances of common stock and awards, net of issuance costs	3,512	3,635
Purchase and retirement of common stock	(8,536)	—
Net cash provided by (used in) financing activities	(5,024)	3,635
Effect of exchange rate changes on cash and cash equivalents	214	(624)
Net increase (decrease) in cash and cash equivalents	19,726	(3,489)
Cash and cash equivalents, beginning of period	121,207	122,043
Cash and cash equivalents, end of period	$140,933	$118,554
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property and equipment purchases	$(192)	$1,375
Income taxes paid (refunded), net	$1,258	$(25,023)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 24, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or for any other period. The balance sheet at December 25, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Reclassifications.  Certain reclassifications have been made to the prior period’s Condensed Consolidated Balance Sheet and Statement of Cash Flows to conform to the current period presentation.

Significant Accounting Policies.  Other than the accounting policies discussed in Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations, our significant accounting policies have not materially changed during the three and nine months ended September 24, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

Revenue Recognition

In October 2009, additional authoritative guidance that modifies accounting for revenue arrangements with multiple deliverables was issued. The guidance eliminates the residual method of revenue recognition and establishes a hierarchy for determining the selling price of a deliverable in a sale arrangement whereby the selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE or TPE is available.  As required, we adopted this guidance effective December 26, 2010 on a prospective basis for revenue arrangements entered into or materially modified after the adoption date. The adoption of the additional authoritative guidance modifying revenue recognition accounting standards did not have a material impact on our consolidated financial position, results of operations, or cash flows for the three and nine months ended September 24, 2011, nor is it expected to have a material impact on total net revenues for the year ended December 31, 2011 based on current business practices.

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

Note 3 — Concentration of Credit and Other Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. Our cash equivalents and marketable securities are held in safekeeping by large, creditworthy financial institutions. We either hold our excess cash on deposit with U.S. banks or invest our excess cash in government and agency bonds, money market funds and corporate obligations. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

We sell our products to large multinational semiconductor manufacturers primarily located in Asia and North America. Three customers represented 25%, 22%, and 14% of total revenues during the three months ended September 24, 2011, and three customers represented 22%, 17%, and 11% of total revenues during the three months ended September 25, 2010.  Three customers represented 18%, 16% and 12% of total revenues during the nine months ended September 24, 2011, and three customers represented 22%, 14% and 13% of total revenues during the nine months ended September 25, 2010. No other customer accounted for more than 10% of total revenues in any of these fiscal periods.

We have significant accounts receivables concentrated with a few customers in the semiconductor industry. While our allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the semiconductor industry could lead to higher than anticipated losses. As of September 24, 2011, three customers accounted for approximately 31%, 12% and 10% of gross accounts receivable.  At December 25, 2010, three customers accounted for approximately 21%, 19% and 11% of gross accounts receivable.  No other customer accounted for more than 10% of gross accounts receivable at either of these dates.

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.  Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations.

2010 Restructuring Activities

We recorded $29,000 and $3.6 million in restructuring charges in the three and nine months ended September 25, 2010, respectively, as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  In conjunction with this action, we also undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by the Q1 2010 Restructuring Plan. As a result of this rescission plan, as of September 25, 2010, we had reversed the existing accrual of $3.3 million for certain of the severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.

We recorded $4.9 million and $0.2 million in charges for the Q2 2010 Restructuring Plan in the second and third quarter of fiscal 2010, respectively, primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded impairment charges of approximately $0.9 million and $85,000 in the second and third quarter of fiscal 2010, respectively, representing the net book value of these assets.

In the third quarter of fiscal 2010, we announced a restructuring plan (the “Q3 2010 Restructuring Plan”) to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 58 employees at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore remained in Livermore, and Livermore continued as the primary manufacturing operating location for the Company. In conjunction with the Q3 2010 Restructuring Plan, we also undertook a reduction in force that involved two additional individuals in our Livermore operations.

In conjunction with the Q3 2010 Restructuring Plan, we recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.6 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company’s stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 10.

The activities comprising the above reductions in force were substantially completed by the end of the first quarter of fiscal 2011.

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

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the third quarter of fiscal 2011.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, our Condensed Consolidated Statement of Operations for the nine months ended September 24, 2011 includes a benefit of $1.5 million recorded to ‘Restructuring charges, net’.

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce are expected to be completed by the end of the fourth quarter of fiscal 2011.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the fourth quarter of fiscal 2011.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

The activities in the restructuring accrual for the nine months ended September 24, 2011 were as follows (in thousands):

	Employee
	Severance	Contract
	and	Termination
	Benefits	and Other	Total
Accrual at December 25, 2010	$1,382	$451	$1,833
Q1 2011 Restructuring Plan charges	1,082	—	1,082
Cash payments	(1,633)	(53)	(1,686)
Other adjustments	(40)	—	(40)
Accrual at March 26, 2011	791	398	1,189
Q2 2011 Restructuring Plan charges	627	—	627
Singapore facility restructuring adjustments	—	(374)	(374)
Cash payments	(728)	(24)	(752)
Other adjustments	(345)	—	(345)
Accrual at June 25, 2011	345	—	345
Q3 2011 Restructuring Plan charges	265	—	265
Cash payments	(265)	—	(265)
Other adjustments	(63)	—	(63)
Accrual at September 24, 2011	$282	$—	$282

Note 5 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We also have certain manufacturing equipment held for sale which is measured at fair value on a non-recurring basis and included within ‘Prepaid expenses and other current assets’ in the Condensed Consolidated Balance Sheets.

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Fair value measured on a recurring basis as of September 24, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$108,417	$—	$108,417
U. S. Treasury	—	5,000	5,000
Commercial paper	—	7,000	7,000
Marketable securities
U. S. Treasury	—	76,760	76,760
Agency securities	—	89,841	89,841
Commercial paper	—	8,498	8,498
Total	$108,417	$187,099	$295,516

Fair value measured on a recurring basis as of December 25, 2010 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,996	$—	$82,996
Commercial paper	—	16,991	16,991
Marketable securities
U. S. Treasury	—	105,865	105,865
Agency securities	—	108,173	108,173
Commercial paper	—	11,990	11,990
Total	$82,996	$243,019	$326,015

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

We did not have any significant transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the periods ended September 24, 2011 and September 25, 2010.

Assets Measured at Fair Value on a Nonrecurring Basis

All of our long-lived assets measured at fair value on a nonrecurring basis were classified as Level 3 assets within the fair value hierarchy.  We did not recognize any realized gains or losses on such assets during the three and nine months ended September 24, 2011, respectively.

At the end of fiscal 2010, we had a building held for sale in Livermore, California, which was classified as Level 2 because the estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of us.  During the quarter ended March 26, 2011 we placed this building back into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from ‘Prepaid expenses and other current assets’ to ‘Property, plant and equipment, net’ in the Condensed Consolidated Balance Sheet.   See Note 10 — Long-lived Assets of the Notes to the Condensed Consolidated Financial Statements for more information.

At the end of fiscal 2010, we also had certain manufacturing equipment held for sale in Livermore, California which was classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  As of both September 24, 2011 and December 25, 2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions.

Other than the building previously held for sale that was put into service during the three months ended March 26, 2011, we did not have any assets that were transferred to or from Level 3 during the three and nine months ended September 24, 2011 and September 25, 2010.

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

Marketable securities at September 24, 2011 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$76,464	$297	$(1)	$76,760
Agency Securities	89,753	122	(34)	89,841
Commercial Paper	8,498	—	—	8,498
	$174,715	$419	$(35)	$175,099

Marketable securities at December 25, 2010 consisted of the following (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U. S. Treasury	$105,513	$372	$(20)	$105,865
Agency Securities	108,361	36	(224)	108,173
Commercial Paper	11,988	2	—	11,990
	$225,862	$410	$(244)	$226,028

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of September 24, 2011 and December 25, 2010, respectively.

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

Contractual maturities of marketable securities as of September 24, 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$71,793	$71,923
Due after one year to three years	102,922	103,176
	$174,715	$175,099

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and nine months ended September 24, 2011 and September 25, 2010, respectively.

Note 7 — Allowance for Doubtful Accounts

We recorded a reduction in provision for doubtful accounts of $0.6 million in the first quarter of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. We did not record any significant new allowances in the second or third quarters of fiscal 2011, nor did we release any previously reserved bad debts.  A reconciliation of the changes in our allowance for doubtful accounts receivable consisted of the following activity for our quarterly fiscal periods ended September 24, 2011 and September 25, 2010, respectively (in thousands):

	Allowance for Doubtful Accounts Receivable Activity for fiscal quarters ended:
	September 24,	September 25,
	2011	2010
Beginning balance	$847	$9,260
Additions	—	—
Deductions	(610)	(147)
First fiscal quarter ending balance	237	9,113
Additions	28	315
Deductions	—	(496)
Second fiscal quarter ending balance	265	8,932
Additions	—	—
Deductions	—	(7,732)
Third fiscal quarter ending balance	$265	$1,200

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	September 24,	December 25,
	2011	2010
Raw materials	$6,557	$2,736
Work-in-progress	8,366	16,807
Finished goods	5,724	5,460
	$20,647	$25,003

We record provisions for excess and obsolete inventory based on forecasts of future demand. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Note 9 — Warranty

We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims, which is based upon historical experience and our estimate of the level of future costs. Warranty costs are reflected in the Condensed Consolidated Statement of Operations as a cost of revenues.  A reconciliation of the changes in our warranty accrual liability (included in ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets) consisted of the following activity for our quarterly fiscal periods ended September 24, 2011 and September 25, 2010, respectively (in thousands):

	Warranty Accrual Activity for fiscal quarters ended:
	September 24,	September 25,
	2011	2010
Beginning balance	$433	$732
Accrual (release) of warranties during the period	(180)	(396)
Settlements made during the period	(64)	(29)
First fiscal quarter ending balance	189	307
Accrual (release) of warranties during the period	322	254
Settlements made during the period	(193)	(154)
Second fiscal quarter ending balance	318	407
Accrual (release) of warranties during the period	612	325
Settlements made during the period	(170)	(327)
Third fiscal quarter ending balance	$760	$405

Note 10 — Long-lived Assets

Impairment of Long-lived Assets

During the three and nine months ended September 24, 2011 and September 25, 2010, we recorded impairments in the carrying amount of our long-lived assets and assets held for sale. The following table summarizes the components of the impairments (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Impairment of long-lived assets:
Restructuring	$—	$7,672	$—	$8,530
Assets held for sale	—	342	—	342
Assets to be disposed of other than sale	100	1,957	451	2,956
Intangible assets	—	1,082	—	1,082
Enterprise-wide impairment	—	52,021	—	52,021
Total	$100	$63,074	$451	$64,931

Restructuring

In conjunction with the Q2 2010 Restructuring Plan we recorded an impairment charge of approximately $1.0 million in fiscal 2010 to write off certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized. In addition, in conjunction with the Q3 2010 Restructuring Plan, we recorded an impairment charge of $7.6 million for certain assets related to our Singapore manufacturing operations. This impairment was composed primarily of $5.8 million for leasehold improvements, $0.6 million for manufacturing equipment and $0.6 million for software and system assets related to the manufacturing operations that will be taken out of service or abandoned, as well as $0.6 million to adjust the carrying amount of certain equipment determined to be held for sale.  All of these charges were included within ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations for the three and nine months ended September 25, 2010.

We have not recorded any impairment charges related to our restructuring activity during fiscal 2011 to date.

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

We have not recorded any impairment charges related to our assets held for sale during fiscal 2011 to date.

Assets to be disposed of other than sale

In the second quarter of fiscal 2010, we recorded an impairment charge of $1.0 million related to the termination of an on-going construction-in-progress project. In the third quarter of fiscal 2010, we recorded an impairment charge of $2.0 million for certain assets to be disposed of other than sale. This charge was composed of an impairment of $0.3 million related to certain leasehold improvements that will be abandoned as a result of the consolidation of office space in Livermore and an impairment of $1.7 million related to certain construction-in-progress projects for the development and build of manufacturing equipment as well as additional related equipment that was in-service and was identified as excess capacity. These projects were terminated during the quarter ended September 25, 2010 and as a result these assets were fully impaired.

During the three months ended March 26, 2011 we recorded an impairment of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.  Additionally, during the three months ended September 24, 2011, we recorded an impairment of $0.1 million related to the termination of additional on-going projects that had been recorded in construction-in-progress.

All of these charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

Intangible assets

During the third quarter of fiscal 2010, the combination of various factors, including our renewed focus on simplifying and refocusing our operations on our core competencies, resulted in our decision to reduce efforts geared at licensing and marketing the software underlying certain of our intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets in 2009 through a bankruptcy proceeding.  As a result, we performed an impairment analysis of these purchased intangible assets during the third quarter of fiscal 2010.  Based on the results of the analysis, we recorded an impairment charge of $1.1 million for the carrying amount of the impaired assets in the quarter ended September 25, 2010, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations.

We have not recorded any impairment charges related to our intangible assets during fiscal 2011 to date.

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

We determined our long-lived asset group to be our consolidated long-lived assets as we had determined that we operated as one reporting unit and segment.  This asset group included property and equipment, as well as purchased intangible assets.  The recoverability of assets to be held and used was measured by comparing the carrying amount of these assets, after adjustment for the various specific impairments discussed above, to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

As a result of this analysis, we concluded that our business was not able to fully recover the carrying amount of our assets.  Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. The review involved estimating the fair value in an exchange transaction of our asset group, comparing such fair value to the carrying amount of the asset group, after adjustment for the various specific impairments discussed above, and recording impairment charges to reduce the pre-impairment carrying amount of the asset group to its estimated fair value.  Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010.  This charge, which was included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations, was composed of $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

We have not recorded any impairment charges related to an enterprise-wide impairment during fiscal 2011 to date.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	September 24,	December 25,
	2011	2010
Building	$790	$—
Machinery and equipment	123,773	115,847
Computer equipment and software	36,294	35,493
Furniture and fixtures	6,082	6,180
Leasehold improvements	70,472	69,934
	237,411	227,454
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(216,343)	(207,992)
	21,068	19,462
Construction-in-progress	13,804	17,849
	$34,872	$37,311

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

At September 24, 2011, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $3.5 million, with $5.9 million as the gross amount and $2.4 million as the accumulated amortization. We recorded $0.3 million and $0.9 million of amortization expense for our intangible asset during the three and nine months ended September 24, 2011, respectively, all of which was charged to cost of revenues.  The intangible asset had a remaining amortization period of 3.0 years at September 24, 2011. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Comprehensive Loss

Comprehensive loss includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net income and reflected as components of stockholders’ equity.

Components of comprehensive loss were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Net loss	$(9,904)	$(95,827)	$(39,006)	$(167,875)
Unrealized gain on investments, net	(82)	(171)	127	179
Cumulative translation adjustments	255	758	829	729
Comprehensive loss	$(9,731)	$(95,240)	$(38,050)	$(166,967)

Components of accumulated other comprehensive income was as follows (in thousands):

	September 24,	December 25,
	2011	2010
Unrealized gain (loss) on marketable securities, net of tax of $393 at September 24, 2011 and $299 at December 25, 2010, respectively	$(9)	$(136)
Cumulative translation adjustments	2,992	2,163
Accumulated other comprehensive income	$2,983	$2,027

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock.  Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and had a scheduled expiration of October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired 262,712 shares for $2.3 million, during the second fiscal quarter of 2011 we repurchased and retired 117,437 shares for $1.0 million, and during the third fiscal quarter of 2011 we repurchased and retired an additional 695,134 shares for $5.5 million.

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the existing program, we may repurchase up to $40.5 million of outstanding common stock during the program period.  The terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

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

Stock Options

Stock option activity under the Prior Plans and the 2002 Plan during the nine months ended September 24, 2011 is set forth below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Options	Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Balances, December 25, 2010	5,318,387	$14.53
Options granted	202,250	8.94
Options exercised	(12,515)	6.23
Options cancelled:
Forfeited	(70,275)	9.86
Expired	(105,289)	29.18
Balances, March 26, 2011	5,332,558	14.11
Options granted	257,500	10.33
Options exercised	(7,485)	6.50
Options cancelled:
Forfeited	(74,993)	9.34
Expired	(274,166)	21.67
Balances, June 25, 2011	5,233,414	13.61
Options granted	—	—
Options exercised	(121,280)	6.50
Options cancelled:
Forfeited	(99,655)	10.00
Expired	(140,470)	28.16
Balances, September 24, 2011	4,872,009	$13.44	4.62	$14,085

Vested and expected to vest at September 24, 2011	4,544,470	$13.69	4.53	$14,085

Exercisable at September 24, 2011	1,652,151	$20.45	2.56	$14,085

The intrinsic value of option exercises was $0.2 million during the three and nine months ended September 24, 2011. Cash received from stock option exercises during the three and nine months ended September 24, 2011 was $0.8 million and $0.9 million, respectively. We did not realize any gross tax benefits in connection with these exercises.

Restricted Stock Units

Restricted stock unit activity under the 2002 Plan during the nine months ended September 24, 2011 is set forth below:

		Weighted
		Average Grant Date
	Units	Fair Value
Non-vested restricted stock units at December 25, 2010	1,372,912	$16.29
Awards granted	51,600	8.89
Awards released	(103,525)	17.92
Awards cancelled	(112,118)	17.08
Non-vested restricted stock units at March 26, 2011	1,208,869	15.77
Awards granted	585,655	10.28
Awards released	(313,741)	16.50
Awards cancelled	(54,654)	15.40
Non-vested restricted stock units at June 25, 2011	1,426,129	13.37
Awards granted	22,940	8.59
Awards released	(27,300)	10.96
Awards cancelled	(40,842)	14.91
Non-vested restricted stock units at September 24, 2011	1,380,927	$13.29

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

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Stock-based compensation expense included in:
Cost of revenues	$694	$882	$2,297	$2,847
Research and development	887	1,038	3,099	4,394
Selling, general and administrative	1,758	2,299	4,265	6,130
Restructuring	—	16	—	192
Total stock-based compensation	$3,339	$4,235	$9,661	$13,563

Stock Options

We did not grant any stock options during the three months ended September 24, 2011.  During the nine months ended September 24, 2011, we granted 459,750 stock options under the 2002 Plan with a weighted average grant-date fair value of $4.06 per share. During the three and nine months ended September 25, 2010, 450,000 and 870,570 stock options were granted under the 2002 Plan with weighted average grant-date fair values of $3.27 and $4.77 per share, respectively.  The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	51.1%	50.3%	50.4%
Risk-free interest rate	—%	1.38%	1.67%	1.63%
Expected term (in years)	—	4.61	4.26	4.54

Employee Stock Purchase Plan

During the three and nine months ended September 24, 2011, 158,081 shares and 386,818 shares, respectively, were issued under the Employee Stock Purchase Plan (“ESPP”).  During the three and nine months ended September 25, 2010, 207,910 shares and

365,871 shares, respectively were issued under the ESPP.  The following weighted-average assumptions were used in estimating the fair value of employee’s purchase rights under the ESPP:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	51.0%	48.6%	53.4%	41.4%
Risk-free interest rate	0.26%	0.20%	0.23%	0.25%
Expected term (in years)	1.0	0.5	0.8	0.5 — 1.0

Unrecognized Compensation Costs

At September 24, 2011, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

		Average Expected
	Unrecognized	Recognition Period
	Expense	in years
Stock options	$9,551	2.33
Restricted stock units	10,534	2.52
Employee Stock Purchase Plan	431	0.35
Total unrecognized stock-based compensation expense	$20,516

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three and nine months ended September 24, 2011 and September 25, 2010, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Numerator:
Net loss used in computing basic and diluted net loss per share	$(9,904)	$(95,827)	$(39,006)	$(167,875)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,747	50,431	50,719	50,136
Add potentially dilutive securities	—	—	—	—
Weighted average shares used in computing diluted net loss per share	50,747	50,431	50,719	50,136

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Options to purchase common stock	4,799	5,255	4,770	5,445
Restricted stock units	1,267	1,527	1,123	578
Employee Stock Purchase Plan	22	—	43	63
Total potentially dilutive securities	6,088	6,782	5,936	6,086

Note 15 — Income Taxes

We recorded an income tax provision of $0.2 million for the three months ended September 24, 2011 and an income tax benefit of $2.1 million for the nine months ended September 24, 2011, as compared to an income tax provision of $0.2 million and $0.7 million for the three and nine months ended September 25, 2010, respectively. The income tax provision recorded for the three months ended September 24, 2011 reflects the tax provision on our non-U.S. operations in foreign jurisdictions.  The income tax benefit recorded for the nine months ended September 24, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations in foreign jurisdictions.  The income tax provision for the three and nine months ended September 25, 2010 reflects the tax provision on our non-U.S. operations in foreign jurisdictions.  We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

During the second fiscal quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

The liability for uncertain tax positions was classified as a long-term income taxes liability as payments are not anticipated over the next 12 months.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.  Unrecognized tax benefits increased by $1.0 million to $18.5 million during the nine months ended September 24, 2011 primarily as a result of additional R&D credit reserves and foreign transfer pricing reserves.  If recognized, $14.5 million of these unrecognized tax benefits (net of U.S. Federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision.  For the three and nine months ended September 24, 2011, we recognized interest charges and penalties of approximately $3,000 and $26,000, respectively.  For the three and nine months ended September 25, 2010, we recognized interest charges and penalties of approximately $48,000 and $0.2 million, respectively.  As of September 24, 2011 and September 25, 2010, we have accrued total interest and penalties of $0.5 million and $0.9 million, respectively, related to unrecognized tax benefits.

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

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2010 or during the first nine months of our fiscal 2011. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of September 24, 2011.

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

Indemnification Arrangements

We may, from time to time in the ordinary course of our business, enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party’s intellectual property and in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum amount of potential future payments we could be obligated to make, or limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements to date. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our Condensed Consolidated Balance Sheet as of September 24, 2011.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the periods ended September 24, 2011, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings, including proceedings designed to protect our intellectual property rights that require us to spend significant resources. Litigation in general and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Customs and Trade Matters

From time to time we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes.  In July 2011 we received an inquiry from a foreign jurisdiction tax authority regarding certain indirect tax matters.  We are cooperating with this inquiry, which relates to our prior shipping processes for new product qualifications and for products for certain of our repair center activities.  To date, we have accrued $1.0 million for potential exposure related to this matter, but it is possible that the inquiry could result in additional material liabilities and that we could incur material expenses in responding to the inquiry.

Patent Litigation

In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards—U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation—U.S. Patent Nos. 7,073,254 and 6,615,485.  The district court action proceeded in parallel with legal action we brought against Phicom in Korea Courts.  The district court action was stayed pending resolution of the complaint that we filed with the United States International Trade Commission, or Commission, on or about November 13, 2007, seeking institution of a formal investigation into the activities of Phicom and of Micronics Japan Co., Ltd.  An investigation was initiated and, in November 2009, in response to a request for review of prior decisions by the assigned Administrative Law Judge, the Commission issued a decision, which is termed a “final determination,” finding certain of FormFactor’s asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The

stay in the district court action against Phicom, now operating under the name TSC MEMSYS Co. Ltd., was lifted.  During our fiscal quarter ending September 24, 2011, we resolved amicably the district court action in Oregon, as well as any continuing infringement proceedings, through a confidential settlement agreement.

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

Based on the nature and status of our patent-related litigation, no provision has been made because we believe that it is not probable that a liability had been incurred as of September 24, 2011. We will incur material attorneys’ fees in prosecuting and defending the various identified actions.

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

As of September 24, 2011, we had the following outstanding foreign exchange forward contracts that we entered into to hedge forecasted revenues and purchases (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	411,366	$5,351
Korean Won	Buy	(30,512)	(1,009)
Taiwan Dollar	Buy	(366,071)	(312)
Total USD notional amount of outstanding foreign exchange contracts			$4,030

The contracts were entered into on September 23, 2011 and matured on September 27, 2011. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of September 24, 2011. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and nine months ended September 24, 2011.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and nine months ended September 24, 2011 and September 25, 2010 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as	Location of Gain or (Loss)	September 24,	September 25,	September 24,	September 25,
Hedging Instruments	Recognized on Derivatives	2011	2010	2011	2010

Foreign exchange forward contracts	Other income (expense), net	$(352)	$(1,100)	$(641)	$(1,539)

Note 18 — Subsequent Events

In October 2011, we entered into a Separation Agreement and General Release with a former Senior Vice President. As a result, we will record a charge of $0.8 million within “Cost of revenues” in the Condensed Consolidated Statement of Operations for the fiscal quarter and year ending December 31, 2011, such charge being composed of $0.5 million of payroll and related expenses and $0.3 million of stock-based compensation expense related to the modification of certain stock-based compensation awards.

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer and to certain other semiconductor test equipment used by the customer. During wafer sort and test, a wafer probe card is mounted on a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor and parametric probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology and our ATRETM wafer test technology.

During the nine months ended September 24, 2011, we saw revenue decline over the same period in fiscal 2010 across our DRAM and Flash product markets. Our revenues decreased by 3.8%, or $5.5 million, in the nine months ended September 24, 2011 as compared to the same period in fiscal 2010, but increased by 10.1%, or $4.8 million, in the three months ended September 24, 2011 as compared to the same period in fiscal 2010. The decline in the nine month period is attributed primarily to lost business opportunities due to an extended qualification period for our SmartMatrix platform at certain customers, as well as changing order patterns for our NAND Flash products. However, this revenue decline was partially offset by overall demand increases in our SOC product.  The increase in revenues for the three month period is attributed to increased sales of our SmartMatrix product family as we continue to qualify certain customers.  This increase was partially offset by reduced demand for our NAND Flash products.

We incurred a net loss of $9.9 million in the third quarter of fiscal 2011 as compared to a net loss of $95.8 million for the third quarter of fiscal 2010. The reduction in net loss quarter over quarter is primarily attributable to the enterprise-wide impairment of $52.0 million recorded in the third quarter of fiscal 2010, as well as a reduction in depreciation resulting from this enterprise-wide impairment.  Net loss also decreased quarter over quarter due to the restructuring actions undertaken throughout 2010, the purpose of which was to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times.  The net loss for the third quarter of fiscal 2011 includes restructuring charges of $0.3 million and impairment charges of $0.1 million.  The net loss for the third quarter of fiscal 2010 included $8.5 million of restructuring charges and total impairment charges for certain long-lived assets of $55.4 million.

We incurred a net loss of $39.0 million for the first nine months of fiscal 2011 as compared to $167.9 million in the first nine months of fiscal 2010. The reduction in net loss period over period is primarily attributable to the factors discussed above with respect to the net loss reduction for the nine months ended September 24, 2011 as compared to the same period of fiscal 2010.

Our cash, cash equivalents and marketable securities totaled approximately $316.0 million as of September 24, 2011, as compared to $347.2 million at December 25, 2010. While there are no specific significant transactions or arrangements that are likely to materially affect liquidity, economic uncertainty and weak credit markets are driving our customers to delay procurement and payment decisions which may adversely impact our cash collections. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fourth quarter of fiscal 2011 and in future fiscal quarters.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	77.0	115.2	81.4	103.9
Gross profit (loss)	23.0	(15.2)	18.6	(3.9)
Operating expenses:
Research and development	20.0	27.1	23.6	30.4
Selling, general and administrative	21.5	34.3	25.0	36.5
Restructuring charges, net	0.5	18.0	0.1	10.1
Impairment of long-lived assets	0.2	117.0	0.3	39.0
Total operating expenses	42.2	196.4	49.0	116.0
Operating loss	(19.2)	(211.6)	(30.4)	(119.9)
Interest income, net	0.6	1.3	0.8	1.5
Other income (expense), net	(0.1)	8.4	0.1	2.8
Loss before income taxes	(18.7)	(201.9)	(29.5)	(115.6)
Provision for (benefit from) income taxes	0.3	0.5	(1.5)	0.5
Net loss	(19.0)%	(202.4)%	(28.0)%	(116.1)%

Three and nine months ended September 24, 2011 and September 25, 2010:

Revenues

	Three Months Ended			Nine Months Ended
	September 24,	September 25,		September 24,	September 25,
	2011	2010	% Change	2011	2010	% Change
	(In thousands, except percentages)
Revenues by Market:
DRAM	$36,496	$30,069	21.4%	$97,295	$104,227	(6.7)%
Flash	7,329	9,026	(18.8)	18,789	20,920	(10.2)
SOC	8,290	8,252	0.5	23,017	19,506	18.0
Total revenues	$52,115	$47,347	10.1%	$139,101	$144,653	(3.8)%

Revenues for the three months ended September 24, 2011 increased 10.1%, or $4.8 million, while revenues for the nine months ended September 24, 2011 decreased 3.8%, or $5.5 million, compared to the revenues of the comparable periods of the prior year. The three month comparable increase is primarily due to increased volume of shipments of advanced wafer probe cards for the DRAM memory market segment.  The nine month comparable decrease is primarily associated with lower DRAM and Flash sales in our second fiscal quarter.

Our revenues for the three and nine months ended September 24, 2011 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices.  DRAM sales were higher in the three months ended September 24, 2011 as compared to the same period in the prior year primarily due to increased volumes of SmartMatrix products purchased by certain customers and platform qualifications at certain customers in the second fiscal quarter of 2011.  Despite a 21% increase in DRAM sales in the comparable three month period, revenues for the nine months ended September 24, 2011 were 7% lower than the comparable period, as extended qualification periods for the SmartMatrix product family led to reduced revenues in the second fiscal quarter of 2011.

Revenues from sales to Flash memory device manufacturers decreased in the three and nine months ended September 24, 2011 compared to the same periods in the prior year. The decrease was driven primarily by a significant decrease in the sale of NAND Flash wafer probe cards related to the timing of customer orders and a reduction in short-term demand with certain of our customers.

Revenues from sales to SOC device manufacturers were flat for the three months ended September 24, 2011 compared to the previous year.  Revenues from sales to SOC device manufacturers increased in the nine months ended September 24, 2011 compared to the same periods in the prior year, primarily due to the growth in the overall SOC device market and continued market trends in favor of more complex devices and the higher parallelism offered by SOC devices, which positively impacted revenues from sales of our wafer probe cards in this market.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 24,	% of	September 25,	% of	September 24,	% of	September 25,	% of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue
	(In thousands, except percentages)
Taiwan	$9,883	18.9%	$17,812	37.6%	$44,251	31.8%	$54,838	37.9%
Japan	11,664	22.4	7,655	16.2	24,881	17.9	24,496	16.9
North America	7,033	13.5	7,889	16.6	20,388	14.7	27,900	19.3
South Korea	16,767	32.2	7,663	16.2	33,385	24.0	19,103	13.2
Asia Pacific (1)	5,153	9.9	4,777	10.1	11,009	7.9	12,110	8.4
Europe	1,615	3.1	1,551	3.3	5,187	3.7	6,206	4.3
Total revenues	$52,115	100.0%	$47,347	100.0%	$139,101	100.0%	$144,653	100.0%

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

The increase in South Korea revenues for the three and nine months ended September 24, 2011 compared to the same periods in the prior year was primarily due to the industry ramp up of DDR3 and Low Power DDR2, increased market penetration of our SOC products to customers in this region, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across both the DRAM and Flash markets.  The significant decrease in North America was primarily driven by a decrease in Flash shipments to that region.  Revenues in Europe and Asia Pacific were relatively flat for the comparable time periods, while the decrease in revenue in Taiwan was driven by a decrease in DRAM and Flash shipments to that region, partially offset by an increase in SOC revenue related to a recently qualified customer.  Increased Japan revenues in the three month comparable period were the result of increased SmartMatrix sales to the region.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Elpida Memory (1)	21.5%	21.6%	18.2%	21.6%
Samsung (2)	14.2	17.3	11.8	14.0
Hynix Semiconductor (3)	24.5	10.5	16.3	12.7

(1)          Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corporation and Tera Probe, Inc.

(2)          Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor.

(3)          Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

The percentages above reflect customer constellations as of September 24, 2011.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Gross profit (loss)	$11,974	$(7,194)	$25,933	$(5,591)
% of revenues	23.0%	(15.2)%	18.6%	(3.9)%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and nine months ended September 24, 2011, gross margin increased compared to the same period in the prior year, primarily due to favorable changes in product mix due to higher margin products, reductions in inventory provision charges, higher production yield, lower depreciation expense and reductions in general overhead costs.

The increase in gross margin for the three and nine months ended September 24, 2011 compared to the same fiscal 2010 periods was driven by $4.9 million and $6.6 million, respectively, of lower inventory provision charges, excluding a $4.7 million favorable impact for the revaluation of previously reserved materials in the three months ended June 26, 2010.  These improvements are the result of current and on-going initiatives to improve materials planning and procurement processes that resulted in reductions of our excess inventory levels. The value of previously reserved materials that were used in manufacturing and shipped during the three and nine months ended September 24, 2011 was $0.4 million and $1.8 million, respectively.  The increase in gross margin also included $3.3 million and $10.4 million, respectively, of lower depreciation expense resulting primarily from the fiscal 2010 enterprise-wide impairment and our decision to cease manufacturing operations in Singapore and Korea, as well as a reduction of $1.6 million and $6.0 million, respectively, in general overhead resulting from our cost control initiatives.  In addition, we experienced certain favorable changes in product mix from lower margin to higher margin products.

Gross margin included stock-based compensation of $0.7 million and $2.3 million for the three and nine months ended September 24, 2011, respectively, compared to $0.9 million and $2.8 million for the three and nine months ended September 25, 2010, respectively, with the decrease being primarily due to the decrease in headcount, partially offset by expense related to current year grants.

In the future, our gross margins may be adversely impacted by lower levels of product revenues despite reductions in our operating cost structure. Our gross margins may also be adversely affected if, amongst other things, we are required to record additional inventory provision charges and inventory write-downs should estimated average selling prices of products held in finished goods inventories fall below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Research and development	$10,423	$12,825	$32,861	$43,913
% of revenues	20.0%	27.1%	23.6%	30.4%

Research and development expenses for the three and nine months ended September 24, 2011 decreased compared to the same periods in the prior year due to the combined effect of the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased during the three and nine months ended September 24, 2011 compared to the three and nine months ended September 25, 2010 due to our cost reduction efforts.

In the three and nine months ended September 24, 2011, costs related to our research and development activities decreased by approximately $2.4 million and $11.1 million, respectively, from the comparable periods of fiscal 2010 resulting primarily from reduced payroll and related costs of $1.6 million and $5.3 million, respectively, driven by reduced headcount, and reduced materials and related costs of $0.4 million and $1.9 million, respectively.  We also had a decrease in depreciation and facilities related costs of $0.2 million and $1.4 million, respectively, resulting primarily from the fiscal 2010 enterprise-wide impairment as well as the reduction of our facilities footprint during 2010.  Stock-based compensation included within research and development expense was $0.9 million and $3.1 million for the three and nine months ended September 24, 2011 compared to $1.0 million and $4.4 million for the three and nine months ended September 25, 2010, with the decrease being primarily due to the decrease in headcount, partially offset by expense related to current year grants.

We are continuing our strategic investments in research and development, including investments in the development of our next generation parallelism architecture and products, fine pitch, advanced MicroSpring interconnect technology, ATRE wafer test technology and new process technologies. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Selling, general and administrative	$11,200	$16,219	$34,741	$52,810
% of revenues	21.5%	34.3%	25.0%	36.5%

Selling, general and administrative expenses for the three and nine months ended September 24, 2011 decreased $5.0 million and $18.1 million, respectively, from the comparable periods of the prior year primarily due to a decrease in personnel-related costs and other discretionary spending. As a percent of revenue, selling, general and administrative expenses decreased during the three and nine months ended September 24, 2011 as compared to the comparable periods of the prior year, primarily due to the reduction of expenses discussed below.

In the three and nine months ended September 24, 2011, salary and payroll related costs, for selling, general and administrative functions, including incentive bonuses, decreased by $2.0 million and $7.2 million, respectively, from the comparable periods of fiscal 2010 due to reduced headcount and a reduction in incentive bonus.  In addition, we experienced decreased depreciation expense resulting from the enterprise-wide impairment recorded during fiscal 2010 of $0.7 million and $2.2 million, respectively, as well as a reduction in facilities related costs of $0.7 million and $2.7 million during the three and nine months ended September 24, 2011 compared with the same periods of fiscal 2010 resulting from the reduction of our facilities footprint during 2010.  Furthermore, our cost reduction efforts, as well as reduction in on-going legal activities, resulted in a reduction in legal and outside service fees of $0.9 million and $2.3 million during the three and nine months ended September 24, 2011 compared with the same periods of fiscal 2010.  Stock-based compensation expenses included within selling, general and administrative expense were $1.8 million and $4.3 million for the three and nine months ended September 24, 2011 compared to $2.3 million and $6.1 million for the comparable periods of the prior year. The decrease in stock-based compensation was primarily due to reduced headcount, partially offset by expense related to current year grants.

Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Restructuring charges, net	$258	$8,539	$197	$14,603
% of revenues	0.5%	18.0%	0.1%	10.1%

For the three and nine months ended September 24, 2011, restructuring charges decreased $8.3 million and $14.4 million, respectively, from the comparable periods of the prior year.  The restructuring plans impacting the first and second quarters of fiscal 2011 and 2010 are discussed below.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011. As a result of the Q1 2011 Restructuring Plan, we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.6 million in subsequent quarters.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to this plan.

The activities comprising this reduction in workforce were substantially completed by the end of the third quarter of fiscal 2011. As a result of the Q2 2011 Restructuring Plan we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in subsequent quarters.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, our Condensed Consolidated Statement of Operations for the nine months ended September 24, 2011 includes a benefit of $1.5 million recorded to ‘Restructuring charges, net’.

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits during the quarter related to this plan. As a result of the Q3 2011 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.2 million in subsequent quarters.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the fourth quarter of fiscal 2011.

2010 Restructuring Activities

We recorded $29,000 and $3.6 million in restructuring charges in the three and nine months ended September 25, 2010, respectively, as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  We recorded $4.9 million and $0.2 million in charges for the Q2 2010 Restructuring Plan in the second and third quarter of fiscal 2010, respectively, primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded impairment charges of approximately $0.9 million and $85,000 in the second and third quarters of fiscal 2010, respectively, representing the net book value of these assets.

In the third quarter of fiscal 2010, we announced a restructuring plan (the “Q3 2010 Restructuring Plan”) to cease the transition of manufacturing operations to Singapore. This decision resulted in a reduction in force of 58 employees at our Singapore facility. The manufacturing activities that were scheduled to be transitioned to Singapore remained in Livermore, and Livermore continued as the primary manufacturing operating location for the Company. In conjunction with the Q3 2010 Restructuring Plan, we also undertook a reduction in force of two additional individuals in our Livermore operations.

In conjunction with the Q3 2010 Restructuring Plan, we recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.6 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company’s stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 10.

The activities comprising the above reductions in force were substantially completed by the end of the first quarter of fiscal 2011.

Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Impairment of long-lived assets	$100	$55,402	$451	$56,401
% of revenues	0.2%	117.0%	0.3%	39.0%

During the first quarter of 2011 we recorded an impairment charge of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.  Additionally, during the three months ended September 24, 2011, we recorded an impairment of $0.1 million related to the termination of additional on-going projects that had been recorded in construction-in-progress.

For the three and nine months ended September 25, 2010, we recorded impairment charges of $55.4 million and $56.4 million, respectively. The impairment charges resulted primarily from the enterprise-wide asset impairment analysis performed during the third fiscal quarter of 2010, as well as the change in strategy in the second quarter of fiscal 2010 to align our operations with the then-current business environment and streamline our manufacturing structure.

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

•              $1.1 million impairment of certain purchased intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2009;

•              $0.5 million related to certain leasehold improvements and furniture and fixtures that were to be abandoned as a result of the consolidation of office space in Livermore; and

•              $0.1 million write down of a building held for sale to its estimated fair value.

In addition, we performed a recoverability test on our long-lived assets during the quarter ended September 25, 2010 due to a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company’s stock price. As a result of this test, we concluded that our business was not able to fully recover the carrying amounts of our assets.  Accordingly, we tested the carrying amounts at September 25, 2010 of all of its long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010.  This charge was composed of $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property and equipment and intangible assets may arise in the remainder of 2011 if we are unable to achieve the operating results anticipated by our 2011 financial plan.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Interest income, net	$335	$623	$1,128	$2,120
% of revenue	0.6%	1.3%	0.8%	1.5%

Other income (expense), net	$(75)	$3,960	$135	$3,995
% of revenues	(0.1)%	8.4%	0.1%	2.8%

The decrease in interest income from cash, cash equivalents and marketable securities for the three and nine months ended September 24, 2011 as compared with the same periods of the prior year was primarily related to lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $316.3 million at September 24, 2011 compared to $372.2 million at September 25, 2010. Weighted average yields for the three months ended September 24, 2011 and September 25, 2010 were 0.41% and 0.78%, respectively, and the weighted average yields for the nine months ended September 24, 2011 and September 25, 2010 were 0.47% and 0.75%, respectively.  The decrease in yields was primarily attributable to the maturity of higher yielding securities and subsequent reinvestment to shorter term, lower yielding securities.

Other income (expense), net for the three months ended September 24, 2011 was mainly composed of foreign currency losses primarily related to Korean Won and Japanese Yen. Other income (expense), net for the nine months ended September 24, 2011 included payments received from an intellectual property settlement as well as foreign currency losses primarily related to Korean Won and Japanese Yen. Other income (expense), net for the three and nine months ended September 25, 2010 was mainly composed of income from the sale of component supplies and net realized gains related to the sale of investments offset by foreign currency losses primarily related to Korean Won and Japanese Yen.

Provision For (Benefit From) Income Taxes

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$157	$231	$(2,048)	$672
Effective tax rate	1.6%	0.2%	5.0%	0.4%

We recorded an income tax provision of $0.2 million and an income tax benefit of $2.1 million for the three months and nine months ended September 24, 2011, respectively, and an income tax provision of $0.2 million and $0.7 million for the three and nine months ended September 25, 2010, respectively. The income tax provision recorded for the three months ended September 24, 2011 reflects the tax provision on our non-U.S. operations in foreign jurisdictions.  The income tax benefit recorded for the nine months ended September 24, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations in foreign jurisdictions.  The income tax provision recorded for the three and nine months ended September 25, 2010 primarily related to on our non-U.S. operations.

During the quarter ended September 24, 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carry-forwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  For the three and nine months ended September 24, 2011 we recognized interest charges and penalties of $3,000 and $26,000, respectively. For the three and nine months ended September 25, 2010, we recognized interest charges of $48,000 and $0.2 million, respectively.  We have not recognized any penalties in any of the periods presented.  As of September 24, 2011 and September 25, 2010, we have accrued total interest charges and penalties of $0.5 million and $0.9 million, respectively, related to the unrecognized tax benefits.

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

Liquidity and Capital Resources

	September 24,	December 25,
	2011	2010
	(In thousands)
Working capital	$339,125	$370,767
Cash, cash equivalents and marketable securities	$316,032	$347,235

Working capital: The decrease in working capital in the nine months ended September 24, 2011 was primarily due to the use of cash from operating activities and reductions in accrued liabilities driven by the timing of payments, reductions in payroll and incentive compensation amounts, and income taxes paid in various foreign tax jurisdictions, offset by decreased prepaid expenses due primarily to cost control efforts.

Cash, cash equivalents and marketable securities: Cash and cash equivalents consist of deposits held at major banks, money market funds and U.S. government securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government agency securities and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. Cash, cash equivalents and marketable securities include $11.2 million held by our foreign subsidiaries as of September 24, 2011.

Days Sales Outstanding: Days sales outstanding from receivables (“DSO”) were 49 days at September 24, 2011, compared with 66 days at December 25, 2010. The decrease in DSO is primarily due to continued improvement in our collection efforts as well as the shift in sales to customers with shorter payment terms.

Summary cash flows:

	Nine Months Ended
	September 24,	September 25,
	2011	2010
	(In thousands)
Cash used in operating activities	$(21,773)	$(58,282)
Cash provided by investing activities	46,309	51,782
Cash (used in) provided by financing activities	(5,024)	3,635

Cash flows from operating activities: Net cash used in operating activities for the nine months ended September 24, 2011 was primarily driven by the net loss of $39.0 million, offset in part by $19.0 million of non-cash charges consisting primarily of $8.6 million of depreciation and amortization, $9.7 million of stock-based compensation and $4.9 million of provision for excess and obsolete inventories.  The net change in operating assets and liabilities of $1.8 million for the nine months ended September 24, 2011 consisted primarily of a decrease of $9.4 million in accrued liabilities, primarily those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.  This use of cash was partially offset by an increase in accounts payable driven by the timing of our payments to vendors, a decrease in other assets related to the receipt of certain long-term refundable income tax amounts and a $2.5 million reduction in prepaid expenses and other current assets primarily due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings.

Net cash used in operating activities for the nine months ended September 25, 2010 was primarily driven by the net loss of $167.9 million incurred during the first nine months of fiscal 2010 offset in part by $106.3 million of non-cash charges consisting primarily of $24.7 million of depreciation and amortization, $13.4 million of stock-based compensation, $8.7 million of non-cash restructuring charges, $6.8 million of provision for excess and obsolete inventories and $56.8 million of impairment and loss on disposal of long-lived assets, offset by a gain of $3.5 million related to the release of certain secured borrowings. Net cash provided by the net change in operating assets and liabilities for the nine months ended September 25, 2010 was $3.3 million.

Cash flows from investing activities: Net cash provided by investing activities for the nine months ended September 24, 2011 was primarily related to $233.0 million proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $182.2 million and $4.9 million cash used in the acquisition of property and equipment for new product technology. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the nine months ended September 25, 2010 was primarily related to $331.2 million proceeds from maturities and sales of marketable securities offset by purchases of marketable securities totaling $257.1 million and $22.5 million cash used in the acquisition of property and equipment for new product technology.

Cash flows provided by financing activities: Net cash used in financing activities for the nine months ended September 24, 2011 included $8.5 million used for the repurchase and retirement of our common stock partially offset by $3.5 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP, and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash provided by financing activities for the nine months ended September 25, 2010 included $3.8 million proceeds received from the January 2010 and July 2010 purchases under our ESPP and net proceeds received from the exercises of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Our cash, cash equivalents and marketable securities declined in the nine months ended September 24, 2011. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining quarters of fiscal 2011.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 24, 2011, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010. Other than our revenue recognition accounting policy, which is discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, our critical accounting policies have not materially changed during the three and nine months ended September 24, 2011.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2010, and in our Quarterly Reports on Form 10-Q for the quarters ended March 26, 2011 and June 25, 2011. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarters ended March 26, 2011 and June 25, 2011 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Common Stock

On October 20, 2010, the Company’s Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 had a scheduled expiration date of October 19, 2011. The program may be modified or discontinued at any time.  During fiscal year 2010 we repurchased and retired 70,000 shares of common stock for $0.6 million under this repurchase authorization.  During the first fiscal quarter of 2011 we repurchased and retired an additional 262,712 shares for $2.3 million, and during the second fiscal quarter of 2011 we repurchased and retired 117,437 shares for $1.0 million.  During the third fiscal quarter of 2011 we repurchased and retired an additional 695,134 shares for $5.5 million.

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the existing program, we may repurchase up to $40.5 million of outstanding common stock during the program period.  The terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

The following table summarizes our repurchases of outstanding common stock for the nine months ended September 24, 2011:

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 26, 2010—January 22, 2011	130,000	$8.95	130,000	$48,209,833
January 23, 2011—February 19, 2011	—	—	—	$48,209,833
February 20, 2011—March 26, 2011	132,712	$8.76	132,712	$47,046,921
March 27, 2011—April 23, 2011	—	—	—	$47,046,921
April 24, 2011—May 21, 2011	—	—	—	$47,046,921
May 21, 2011—June 25, 2011	117,437	$8.85	117,437	$46,007,951
June 26, 2011—July 23, 2011	—	—	—	$46,007,951
July 24, 2011—August 20, 2011	500,000	$8.21	500,000	$41,903,981
August 21, 2011—September 24, 2011	195,134	$7.30	195,134	$40,478,747
	1,075,283	$8.27	1,075,283

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

FormFactor, Inc.

Date: October 27, 2011	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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