Form 10-K
period 2011-12-31
FORMFACTOR INC
filed 2012-02-21
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 24, 2011 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Market on that date: $308,084,750. Shares of the registrant's common stock held by each executive officer, director and person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 13, 2012 was 49,574,715 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 31, 2011
FormFactor, the FormFactor logo and its product and technology names, including ATRE, BladeRunner, DC-Boost, Harmony, MicroSpring, MicroForce, RapidSoak, SmartMatrix, SMART Matrix 100, TouchMatrix, OneTouch, Takumi, TRE, TrueScale and TrueScale Lite, are trademarks or registered trademarks of FormFactor, Inc. in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 26, 2009, December 25, 2010 and December 31, 2011.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including anticipated trends and developments in, and management plans for, our business and the markets in which we operate), financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives and competition. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology. The forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below, in the section entitled "Item 1A: Risk Factors", and elsewhere in this Annual Report on Form 10-K.
Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues, operating results and outlook to fluctuate from period-to-period include:

•	customer demand for and adoption of our products;

•	market and competitive conditions in our industry, the semiconductor industry and the economy as a whole;

•	our ability to improve operating efficiency to achieve operating cash flow break even in the current business environment and to better position our company for long-term, profitable growth;

•	the timing and success of new technologies and product introductions by our competitors and by us;

•	our ability to work efficiently with our customers on their qualification of our new technologies and products;

•	our ability to deliver reliable, cost-effective products that meet our customers' testing requirements in a timely manner;

•	our ability to transition to new product architectures and to bring new products into volume production on time and at acceptable yields and cost;

•	our ability to implement measures for enabling efficiencies and supporting growth in our design, applications, manufacturing and other operational activities;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	our ability to collect accounts receivables owed by our customers;

•	our product and customer sales mix and geographical sales mix;

•	a reduction in the price or the profitability of our products;

•	the availability or the cost of components and materials utilized in our products;

•	our ability to efficiently optimize manufacturing capacity and to stabilize production yields as necessary to meet customer demand and ramp production volume at our manufacturing facilities;

•	our ability to protect our intellectual property against third parties and continue our investment in research and development and design activities;

•	any disruption in the operation of our manufacturing facilities;

•	the timing of and return on our investments in research and development; and

•	seasonality, principally due to our customers' purchasing cycles.

The impact of one or more of these factors might cause our operating results to vary widely. If our revenues, operating results or outlook fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially. You should carefully consider the numerous risks and uncertainties described above and in such sections.
PART I
Item 1:    Business
We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards in the front-end of the semiconductor manufacturing process to perform sort and test on the semiconductor die, or chips, on a semiconductor wafer. A wafer probe card is mounted in a prober, which in turn is connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Using our wafer probe cards to test at this stage of the manufacturing process, our customers can reduce their cost of test by identifying defective chips prior to incurring the time and costs of packaging defective chips after singulation. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer.
We were incorporated in 1993 and we introduced our first wafer probe card based on our MicroSpring® interconnect technology in 1995. Historically, sales for wafer probe cards for testing Dynamic Random Access Memory, or DRAM, devices have made up the majority of our revenues.
Our business is generally subject to the cyclicality of the semiconductor industry. In fiscal 2008 through 2011, our financial performance was negatively impacted not only by semiconductor industry specific events, but also by global macro-economic issues and by product transition and other business execution challenges. In fiscal 2008, our revenue declined 55% from our fiscal 2007 revenue level, as the global economic crisis was accompanied by a collapse in demand for semiconductor chips in general, and for DRAM chips in particular. In fiscal 2009, we were late in our development and introduction of a competitive next-generation wafer probe card for memory devices and our revenue declined 36% from our fiscal 2008 revenue. These dramatic revenue drops were accompanied by gross margin challenges resulting in operating losses in both fiscal 2008 and 2009. In fiscal 2010, our revenue increased by 39% over fiscal 2009, but the evaluation and qualification of our Matrix architecture based wafer probe cards took longer than we anticipated at many customers, which negatively impacted demand and revenues from our DRAM and Flash memory wafer probe cards. We also realized an operating loss in fiscal 2010.
Our revenue was down 10% in fiscal 2011 as compared to fiscal 2010, reflecting a mix of trends in our customers' markets, with moderate growth in the System on Chip, or SoC, and NAND Flash memory device markets offset by substantial declines in DRAM and NOR Flash memory device markets. The DRAM and NOR Flash memory market weakness was particularly severe in the second half of the year as average selling price erosion for semiconductor devices resulted in unprofitable business for most suppliers as well as a cut back in production capacity and technology investments, including purchases of probe cards. The DRAM weakness was exacerbated by flooding in Thailand, which dramatically impacted disk drive production, in turn reducing personal computer output and DRAM demand. Overall, our revenue increased approximately 6% year-over-year in the SoC market, but was down approximately 12% in DRAM and 18% in Flash memory.
In fiscal 2011, we continued our efforts to improve our operating efficiency, to qualify our next generation products implementing our proprietary Matrix architecture structure, and to better position our company to address our current and expected market opportunities. We resized the organization through a series of restructuring actions that included reductions of our world-wide workforce. These efforts represent a continued focus on streamlining and simplifying our overall structure and better aligning our operations with the current business environment, as well as reducing our manufacturing cost and improving our cycle times.
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

We are continually improving our proprietary technologies in order to respond to our customers' increasing requirements to test smaller, faster and more complex semiconductor devices. We continue to invest in research and development activities around our interconnect technologies, including our microelectromechanical systems, or MEMS, technology, as our MicroSpring contacts need to scale in size with the continuing evolution of semiconductors.
Our MicroSpring contacts include geometrically precise tip structures. These tip structures are the part of our wafer probe cards that come into physical contact with the devices being tested, and are manufactured using proprietary micro-machining, semiconductor-like processes. These tip structures enable precise contact with small bond pad sizes and pitches. Our technology allows for the design of specific geometries of the contact tip that deliver precise and predictable electrical contact for a customer's particular application.
Our wafer probe cards are custom products that are designed to order for our customers' unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology, including our proprietary advanced tester resource enhancement, or ATRE, technology, enables probe cards for certain applications to be populated with over 50,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 23 mm × 23 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously.
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
Because our customers typically use our wafer probe cards in a wide range of operating temperatures, as opposed to conducting wafer probe tests at one predetermined temperature, we have designed complex thermal compensation characteristics into our products, including our proprietary RapidSoak thermal compensation technology. We select our wafer probe card materials after careful consideration of the potential range of test operating temperatures and design our wafer probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, our wafer probe cards are able to accurately probe over a large range of operating temperatures. This feature enables our customers to use the same wafer probe card for both low and high temperature testing without a loss of performance. In addition, for those testing situations that require positional accuracy at a specific temperature, we have designed wafer probe cards optimized for testing at such temperatures.
Our technology investment yielded several advances in fiscal 2011. We achieved a record setting new product ramp with our second generation full wafer contact products, SMART Matrix 100TM for DRAM and TouchMatrixTM for Flash, shipping over 900 units since introduction. These product lines have ramped in volume approximately four times faster than our previous generation Harmony product, and are now being used in production manufacturing for DRAM devices, NAND Flash devices, or both, at the top five memory manufacturers worldwide. The Matrix platform success is based on its unique architecture, a combination of three dimensional MEMS springs, singulated substrates and custom analog ASICs for high density automated test equipment, or ATE, signal sharing. The resulting Matrix solution, which also includes other of our proprietary technologies, delivers precise positioning of contacts on a wafer to improve yield and minimize setup time, rapid temperature scaling to maximize utilization, and extends native ATE parallelism to maximize test cell throughput. Customers are achieving measurable yield benefits, lower repair rates, and substantial cost of ownership improvement with these new products.
Customers
Our customers include manufacturers in the DRAM, Flash and SoC markets. Our customers use our wafer probe cards to test DRAM chips including DDR, DDR2, DDR3, SDRAM, PSRAM, mobile DRAM, and Graphic DRAM, NOR and NAND flash memory chips, serial data devices, chipsets, microprocessors, microcontrollers and analog devices.

Four customers accounted for 56% of our revenues in fiscal 2011, three customers accounted for 46% of our revenues in fiscal 2010 and one customer accounted for 49% of our revenues in fiscal 2009, as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Elpida Memory(1)	18.2%	21.2%	49.1%
Hynix Semiconductor(2)	16.3	12.8	*
Samsung(3)	11.2	12.0	*
Micron Semiconductor(4)	10.2	*	*
Total	55.9%	46.0%	49.1%

(1)	Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corporation and Tera Probe, Inc.

(2)	Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

(3)	Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

(4)	Includes Micron Semiconductor and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Numonyx Pte. Ltd., Numonyx Israel Ltd. and Micron Japan, Ltd.

*	Less than 10% of revenues.
The percentages above reflect customer constellations as of December 31, 2011. Prior period concentrations have been updated to reflect the current customer compositions.
Information concerning revenue by geographic region and by country based upon ship to location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues—Revenue by Geographic Region" and Note 14—Operating Segment and Geographic Information of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.
Backlog
Our backlog was $14.6 million at December 31, 2011 compared to $37.5 million at December 25, 2010. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times produce our products in anticipation of receiving orders for our products. However, backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.
Manufacturing
Our wafer probe cards are custom products that we design and manufacture to order for our customers' unique wafer designs. Our proprietary manufacturing processes can generally be divided into a front-end process, which includes wirebonding, photolithography, plating and metallurgical processes, dry and electro-deposition, pick and place assembly and complex interconnection system design, and a back-end process, which includes assembly. The critical steps in our manufacturing process are performed in a Class 100 clean room environment.
We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. Some of these components and materials are supplied by a single vendor, and some are subject to certain minimum order quantities. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and materials.
Our primary manufacturing facility is located in Livermore, California. We also perform certain manufacturing operations in our facility in Yokohama City, Japan.
We maintain repair and service capability in Livermore, California, United States. We also provide repair and service capabilities in our service centers in Austin, Texas, United States; Gyeonggi-do, South Korea; Yokohama City, Japan; Jubei

City, Taiwan and Singapore.
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
Research and development expenses were $43.5 million for fiscal 2011, $55.4 million for fiscal 2010 and $57.5 million for fiscal 2009.
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
Our sales and marketing staff, located in the United States, China, Germany, Italy, Taiwan, Japan, South Korea and Singapore, work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.
We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.
Environmental Matters
We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2011 or 2010. In fiscal 2009 we did receive one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of December 31, 2011.
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
Competition
The highly competitive wafer probe card market comprises many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc.,

Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Micro-Probe, Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., TSE Co., Ltd., and Wentworth Laboratories, Inc., among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product performance quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.
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
Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of our current competitive advantages. Our ability to compete favorably may also be adversely affected by (1) delays in qualification of our next-generation products, (2) low volume orders that do not meet our present minimum volume requirements, (3) very short cycle time requirements which may be difficult for us to meet, (4) long-standing relationships between our competitors and certain semiconductor manufacturers and (5) semiconductor manufacturer test strategies that include low performance semiconductor testers.
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
As of December 31, 2011, we had 646 issued patents, of which 411 are United States patents and 235 are foreign patents. The expiration dates of these patents range from 2012 to 2029. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 31, 2011, we had 327 patent applications pending worldwide, including 68 United States applications, 252 foreign national or regional stage applications and 7 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.
We have both registered and unregistered trademarks, including FormFactor, ATRE, DC-Boost, Harmony, MicroSpring, MicroForce, RapidSoak, SmartMatrix, SmartMatrix 100, TouchMatrix, OneTouch, TRE, TrueScale, TrueScale Lite and the FormFactor logo.
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
Legal protections afford only limited protection for our proprietary rights. We also may not be successful in our efforts to enforce our proprietary rights. To date, for example, we have been unsuccessful in our efforts to enforce certain of our patent rights and obtain injunctive relief for violation of those rights in South Korea, and through U.S. courts and the U.S. International Trade Commission, or ITC. The ITC initiated an investigation into certain activities of two companies based on a complaint we filed in late 2007, but did not find a violation of Section 337 of the U.S. Tariff Act of 1930 and terminated its investigation in November 2009 without issuing an exclusionary order against any products. Notwithstanding our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. From time to time, we have become aware of situations where others are or may be infringing on our proprietary rights. We evaluate these situations as they arise and elect to take actions against these companies as we deem appropriate. Others might independently develop similar or competing technologies or methods, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights or hold invalid our intellectual property rights. In addition, leading companies in the semiconductor industry have extensive patent portfolios and other intellectual property with respect to semiconductor technology. Actions have been filed in the U.S. Patent and Trademark Office and patent offices in other countries, challenging the validity of certain of our patents. In the future, we might receive claims that we are infringing intellectual property rights of others or that our patents or other intellectual property rights are invalid. We have received in the past, and may receive in the future, communications from third parties inquiring about our interest in licensing certain of their intellectual property or more generally identifying intellectual property that may be of interest to us.
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
Employees
As of December 31, 2011, we had 709 regular full-time employees, including 168 in research and development, 74 in sales and marketing, 78 in general and administrative functions, and 389 in operations. By region, 529 of our employees were in North America, 58 in Japan, 35 in South Korea, 64 in Singapore, 19 in Taiwan and 4 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.
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
Directors and Executive Officers
Directors.    The names of the members of our board of directors, their ages as of December 31, 2011 and their current occupations are set forth below.

Name of Director	Age	Current Occupation
G. Carl Everett, Jr.(1)	61	Venture Partner at Accel LLP
Lothar Maier	56	Chief Executive Officer and Director of Linear Technology Corporation
James A. Prestridge(2)	79	Director of FormFactor, Inc.
Thomas St. Dennis	58	Chief Executive Officer and Director of FormFactor, Inc.
Edward Rogas, Jr.	70	Director of Vitesse Semiconductor Corporation and Vignani Technologies Pvt Ltd
Michael W. Zellner	56	Chief Financial Officer of PMC-Sierra
Richard DeLateur	63	Director of FormFactor, Inc.

(1)	Mr. Everett became the Chairman of our Board of Directors on December 26, 2010.

(2)	Mr. Prestridge will not be standing for re-election to our Board of Directors in fiscal 2012. His decision was not the result of any disagreement with the Company.
G. Carl Everett, Jr. has served as a Director since June 2001 and our Chairman since December 2010 and served as our interim Chief Executive Officer from May 2010 to September 2010, as well as our Executive Chairman from September 2010 to December  2010. Mr. Everett founded GCE Ventures, a venture advisement firm, in April 2001. Mr. Everett has served as a venture partner at Accel LLP, a venture capital firm, since 2002. From February 1998 to April 2001, Mr. Everett served as Senior Vice President, Personal Systems Group of Dell Inc. During 1997, Mr. Everett was on a personal sabbatical. From 1978 to December 1996, Mr. Everett held several management positions with Intel Corporation, including Senior Vice President and General Manager of the Microprocessor Products Group, and Senior Vice President and General Manager of the Desktop

Products Group. Mr. Everett currently serves on the board of directors of three privately held companies. Mr. Everett holds a B.A. in business administration and an honorary Doctorate of Laws from New Mexico State University.
Lothar Maier has served as a Director since November 2006. Mr. Maier has served as the Chief Executive Officer and a member of the board of directors of Linear Technology Corporation (Nasdaq: LLTC), a supplier of high performance analog integrated circuits, which is a publicly traded company, since January 2005. Prior to that, Mr. Maier served as Linear Technology's Chief Operating Officer from April 1999 to December 2004. Before joining Linear Technology, Mr. Maier held various management positions at Cypress Semiconductor Corporation, a provider of high-performance, mixed-signal, programmable solutions, from 1983 to 1999, most recently as Senior Vice President and Executive Vice President of Worldwide Operations. Mr. Maier holds a B.S. in chemical engineering from the University of California at Berkeley.
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
Thomas St. Dennis has served as our Chief Executive Officer and a Director since September 2010, when he joined our company. Mr. St. Dennis previously held various positions at Applied Materials, Inc. from 1992 to 1999 and again from 2005 to 2009. His most recent role at Applied Materials, Inc. was the Senior Vice President and General Manager of the Silicon Systems Group. He also worked at Novellus Systems, Inc. as the Executive Vice President of Sales and Marketing from 2003 to 2005. From 1999 to 2003 Mr. St. Dennis was the President and CEO of Wind River Systems, Inc. Mr. St. Dennis holds a B.S. in Physics and a M.S. in Physics, both from UCLA.
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
Michael W. Zellner has served as a Director since April 2011. Mr. Zellner, the Chief Financial Officer of PMC-Sierra (Nasdaq: PMCS) since March 2007, has over 25 years of financial experience in the high tech industry. Prior to joining PMC-Sierra, Mr. Zellner was Senior Vice President of Finance and Administration and Chief Financial Officer at Wind River Systems, Inc., a device software solutions provider to the electronics industry.
Richard DeLateur has served as a Director since May 2011. Mr. DeLateur served as Chief Financial Officer of FormFactor, Inc. from May 2010 to May 2011. Mr. DeLateur is a 20-year veteran of Intel's finance team, where he held various positions, including the role of Vice President and Group Controller of Worldwide Technology and Manufacturing. Mr. DeLateur more recently served as Chief Financial Officer at the private companies Fluidigm Corporation and Topsin Corporation. Mr. DeLateur had also served as a Director at Numonyx Corp., a leading manufacturer of Flash memory, which is now part of Micron Technology, Inc.
Executive Officers.    Our executive officers, their ages and their positions with our company as of December 31, 2011 are set forth below.

Name	Age	Position
Thomas St. Dennis	58	Chief Executive Officer
Michael M. Ludwig	50	Chief Financial Officer
Stuart L. Merkadeau	50	Senior Vice President, General Counsel and Secretary
Michael M. Ludwig has served as our Chief Financial Officer since May 2011. Mr. Ludwig has also served as our Vice President, Finance from December 2009 to May 2011, was a consultant to our company from February 2009 to December 2009, and served as our Vice President and Corporate Controller from April 2001 to April 2007. Mr. Ludwig has also held senior level finance and accounting positions at Force 10 Networks, Inc., a privately held company that builds and secures high performance networks, and at divisions of Tyco Electronics and Beckman Coulter. Mr. Ludwig holds a B.S. in accounting from

California State Polytechnic University, Pomona.
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
Item 1A:    Risk Factors
In addition to the other information in this Annual Report on Form 10-K, you should carefully consider the risk factors discussed in this Annual Report on Form 10-K in evaluating FormFactor and our business. If any of the identified risks actually occur, our business, financial condition and results of operations could be materially adversely affected. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.
Our delay in qualifying our next generation products at certain of our customers could result in the continued loss of market share at those customers, which could negatively impact our business and financial results.
In fiscal 2010 we transitioned customers from our Harmony platform products to our SmartMatrix and TouchMatrix product lines and notified our customers of our "end of life", or EOL, plans for our Harmony products. Although we believe our new SmartMatrix and TouchMatrix products enable our customers to lower their cost of ownership and we are in, or have completed, the qualification phase of this transition at our customers for DRAM and flash memory applications, we are late to market with these new products and both have lost and expect to continue to lose market share as we make this product transition. This share loss is the result of the time required for SmartMatrix and TouchMatrix product qualifications and of our customers' manufacturing lead times as they move from qualification volumes to full commercial production volumes, which could result in continued lost opportunities for us and negatively impact our business, financial and operating results. Because of this market timing, our products are not being used by certain of our customers in their current high volume production runs for certain devices, which could result in our losing follow-on orders for those devices, and could also result in customers electing to continue purchasing wafer probe cards from suppliers other than us to test their future semiconductor devices, which could result in our loss of market share and have a negative impact on our business and financial results.
In fiscal 2011 we engaged with certain customers on a next-generation, or evolution, of our SmartMatrix product which enables greater parallelism, and also with an SoC customer on a next-generation vertical probe technology. If we experience delays in qualifying these next-generation products, we may lose sales and our financial results will be negatively impacted.
Periodic global economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.
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
We may also experience the insolvency of key suppliers, leading to delays in the development and shipment of our products, increased expense and loss of revenue. In addition, we may experience increased impairment charges due to declines in the fair values of marketable debt securities, or charges based upon underutilization of our factory.

We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer does not place, cancels, reduces or delays a purchase of our products, or does not pay us, or delays or extends payment for our products past their original due dates.
A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Four customers represented 56% of total revenues in fiscal 2011, three customers represented 46% of total revenues in fiscal 2010 and one customer represented 49% of total revenues in fiscal 2009. In fiscal 2011, 2010 and 2009, our ten largest customers accounted for 82%, 83% and 88% of our revenues, respectively. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have in the more recent past experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular period. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, or a weaker than anticipated recovery, or another downturn in the semiconductor industry, from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers' operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers' unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.
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
We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted in, and in the future is likely to result in, price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. Competitive products may not have better performance, lower prices and/or broader acceptance than our products, but may be able to meet shorter delivery times required by customers and result in the loss of revenue for us. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., Micro-Probe, Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., TSE Co., Ltd., and Wentworth Laboratories, Inc., among others.
Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment, or offer both advanced wafer probe cards and needle probe cards. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. Because we do not offer a needle probe card or other conventional technology wafer probe cards for less advanced applications, it may be difficult for us to introduce our advanced wafer probe cards to these customers and potential customers for certain wafer test applications. It is also possible that one or more of our competitors may be able to increase their relative revenue with mutual customers, resulting in a loss of revenue share for us. It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.
If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets and harm our operating results.
If we choose not to protect our proprietary rights or fail in our efforts to protect our proprietary rights, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. To date, we have not been successful in our efforts to enforce our proprietary rights and obtain injunctive relief for violation of those rights in South Korea and in the United States. As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours and we might not be able to compete successfully. We also cannot assure that:

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

We have spent in the past, and may be required to spend in the future, significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that two or more of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights. We have filed a lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated alleging Micro-Probe is willfully infringing several of our U.S. patents that cover aspects of our proprietary technology and wafer probe cards. We are seeking injunctive relief and damages against Micro-Probe for unfair competition and have also asserted claims against a former employee for misappropriation of trade secrets and breach of confidence relative to FormFactor's confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. We may not obtain a favorable ruling in this U.S. federal district court action.
In certain cases, our competitors have initiated re-examination proceedings in the USPTO and invalidity proceedings in foreign patent offices against certain of our patents. The USPTO granted requests to re-examine certain claims of each of our U.S. patents that are in the litigation pending in the United States District Court for the Northern District of California against Micro-Probe. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expense to us and divert the efforts of our management and technical personnel. In addition, while patents are territorial and a ruling on a certain given patent does not necessarily impact the validity or enforceability of a corresponding or related patent in a different country, an adverse ruling in one country might negatively impact our ability to enforce the corresponding or related patent in other countries. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also negatively impact our ability to license certain of our technologies and methods to others, and result in our competitors being allowed to sell products with, or add to their products, features and benefits contained in our products, thereby reducing our competitive advantages over these competing products.
If we do not innovate and keep pace with technological developments in the semiconductor industry, our products might not be competitive and our revenues and operating results could suffer.
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transitions to 2x nanometer DRAM and Flash technology nodes, to higher gigabit density devices, and to Double Data Rate III, or DDR3, architecture devices. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features.
We may also work collaboratively with one or more third parties in the development of new technologies or in improvements to our existing technologies. It is possible that these collaborations may be delayed, or even ultimately prove unsuccessful, by matters outside of our control, such as the financial condition of the third party. It is possible that our internal development efforts and engagements with third parties regarding the development of manufacturing equipment having similar functionality may have a lengthy development and ramp up time and negatively impact our ability to complete new products and realize revenue from those products.
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
The demand for wafer probe cards depends in large part upon the number of semiconductor designs, the pace of technology and architecture transitions in chip designs and overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself. As test programs become increasingly effective and test throughput increases, the number of wafer probe cards required to test a given volume of devices declines. Therefore, advances in the test process could cause us to lose sales. Further, most semiconductor manufacturers are implementing chip designs featuring built-in self-test, or BIST, capabilities or similar "design for testability", or DFT, functions or methodologies that increase test throughput and reduce the cost of test. These efforts include strategies to reduce the technical requirements on test equipment, or to improve data about device performance early in the manufacturing process, or to test the device later in the life of the product for quality assurance purposes. In some cases, BIST or DFT can create opportunities for our technologies. In other cases BIST or DFT can reduce requirements for wafer level test and reduce our opportunities. Although we seek to work with our customers to show ways that our technologies can be applied together with BIST and DFT approaches to create opportunities to further reduce the cost of test, the overall impact of BIST and DFT technologies, as they exist today and as they may be developed in the future, could slow the migration to wafer level testing and adversely affect our revenues. Similar results could occur if new chip designs are implemented which we are unable to test efficiently, or if semiconductor manufacturers reduce generally the amount or degree of wafer test they perform. We incur significant research and development expenses in conjunction with the introduction of new product architectures and platforms. Often, we time our product introductions to the introduction of new test equipment platforms or to enable a manufacturer's test roadmap when it elects to retain existing test platforms but requires certain test throughput. Because our customers require both test equipment and wafer probe cards, any delay or disruption in the introduction of new test equipment platforms would negatively affect our growth.
We have recorded significant restructuring, inventory write-offs and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.
We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2009, fiscal 2010, and fiscal 2011. As we continue to align our operations with our business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations or asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line method and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we use in our assessment of the recoverability of our long-lived assets and any measure of such impairment charge, if any, could result in a change to the estimation of fair value that could result in future impairment charges. We may also incur charges for factory underutilization depending upon the demand for our products and factory capacity. Any such additional material charges, whether related to restructuring or asset impairment, may have a material negative impact on our operating results and related financial statements.
Our recent restructuring plans may not have properly aligned our cost structure with our business needs and overall semiconductor industry requirements and even though completed may adversely affect our business, financial condition, or operating results.
In each of fiscal 2009 through 2011 we conducted reductions in our work force as part of company-wide cost reduction plans. These plans were intended to help focus our resources more strategically towards business needs and industry requirements as part of our global reorganization activities. We expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $5.5 million in the quarters commencing in fiscal 2012 as a result of these restructuring actions. If we experience expenses in excess of what we anticipate in connection with these restructuring activities, such as unanticipated costs associated with our decision to focus our manufacturing operations in Livermore and Japan and to not bring up assembly and test operations in Singapore or in Korea, our business, financial condition, or operating results could be adversely and materially affected. Our business, financial condition and operating results could also be materially adversely affected if we experience unanticipated inefficiencies as a result of our restructuring activities, such as impaired customer relationships caused by reduced headcount or delay in ramping the manufacture of our SmartMatrix and TouchMatrix products, by the delay in qualifying such Matrix-platform based products, or by our decision to implement an "end of life" plan for our Harmony products. We also cannot assure you that we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. Any of these issues could render our restructuring plan ineffective, which could have a material adverse effect on our business, financial condition, or operating results.
If we do not continue to take steps to optimize the structure of our operations to position our company for long-term, profitable growth, we might not succeed.
The timing, length and severity of the cyclical downturns in the semiconductor industry are difficult to predict. This cyclicality affects our ability to accurately predict our future operating results and plan our business, and could also impair the value of our tangible and intangible assets. We implemented global cost reduction plans in each fiscal year from 2009 through 2011, and are continuing to pursue measures to improve our operating efficiency. Such measures have included workforce reductions, the implementation of a shared service center, the consolidation of manufacturing capacity and the centralization of support functions to regional and global shared service centers. If we do not continue to implement measures for optimizing our financial model for prevailing market conditions, our competitiveness could be seriously harmed, our ability to invest in our business for future growth may be negatively impacted and our company might not succeed. If we do not successfully structure our operations by, for example, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts, and continue to motivate and retain our key employees, we may experience continued deterioration in our business and our company might not succeed. In addition, as the business environment improves, if we are unable to proactively and effectively manage our operations and/or realign our controls, systems and infrastructure to changing business conditions, we may not be in a position to boost our personnel, manufacturing capacity, service capabilities and productivity, and support growth in response to increasing customer demand for our products, which would, in turn, have a negative impact on our operating results. Adverse general economic conditions may also impair the recovery of our business.
Our pricing for our products could result in certain customers deciding to not purchase our products, which could negatively impact our business and financial results.
We believe that our pricing guidelines are consistent with normal industry cost learning curves, but certain customers may in the future react negatively to our pricing and elect to not purchase our products, to purchase fewer of our products as compared to those of our competitors, or to phase out the purchase of our products, in which case our business, financial condition and operating results could be materially and adversely impacted.
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
Our business is vulnerable to the direct and indirect impact of environmental and other disasters, such as the March 2011 earthquake off the coast of Japan and the resulting tsunami and disaster at certain nuclear power plants in Japan.  For instance, while our design operations in Tokyo, Japan, our manufacturing and repair facility in Yokohama, Japan and our repair operations in Hiroshima, Japan were all not damaged by the March 2011 disasters in Japan, it is possible that our operations could be impacted in the future by the consequences of those events or similar future events.  The facilities of certain of our suppliers, including suppliers of our ceramics, our printed circuit boards and certain of our mechanical parts, are located in Japan. While our suppliers did not report any significant damage to their facilities and they resumed operations consistent with the power usage guidelines in their respective areas, the supply chains for certain of our suppliers were negatively impacted. Additionally, the flooding in Thailand negatively impacted the operations of several disk drive manufacturers, which created a shortage of disk drives available for incorporation into personal computers. This disk drive shortage resulted in a slowing of the manufacture of personal computers and for the DRAM incorporated into personal computers. It is possible that future acts of terrorism, environmental events or natural disasters, such as earthquakes and aftershocks, and infrastructure events arising out of such occurrences and disasters, for example, the nuclear power plant issues resulting from the earthquake and tsunami in Japan in March 2011, could negatively impact our suppliers’ ability to supply components to us on a timely basis.  Any such delays in supplying or delivering components to us could, and any catastrophic loss suffered by our key suppliers would likely, disrupt our operations, delay production and shipments and adversely affect our revenues and business.  Similarly, any catastrophic loss at our California facilities, such as an earthquake, would materially and adversely affect our business.
Cyclicality in the semiconductor industry is currently adversely impacting our sales and may do so in the future, and as a result we have experienced and may continue to experience reduced revenues and operating results.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. The global economic and semiconductor downturns have caused and may continue to cause our operating results to decline dramatically from one period to the next. For example, our fiscal year 2011 revenues declined 10% from our fiscal 2010 year revenues, in large part due to the softening of the DRAM and the NOR Flash product markets. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as personal computers and cell phones, that use semiconductors. Semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, and defer their adoption of emerging technologies during industry downturns and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers' costs related to semiconductor devices approach or exceed the sales price of the devices. As a result, we would experience reduced revenues due to the decreased demand for our wafer probe cards by our semiconductor manufacturer customers, which is what we are experiencing in this current downturn. Accordingly, if we are unable to adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may continue to decline and cause us to experience further operating losses.

If we are unable to efficiently manufacture and ramp production of our new probe card products, our business may be materially adversely affected.
We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time required for us to design, manufacture and deliver our products in volume. If we cannot, our new products may not be commercially successful, our revenues may be adversely affected, our customer relationships and our reputation may be harmed and our business may be materially adversely affected. To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes, and expansion of manufacturing capacity and ramp of production volume to meet customer demand, which have caused and could cause in the future, our operating results to decline. We have also experienced, and may experience in the future, difficulties in manufacturing our complex products in volume on time and at acceptable yields and cost and installation issues in the field due to complexity of customer design requirements, including integration of wafer probe cards with varying customer test cell environments and testing of semiconductor devices over a wide temperature range. For example, we experienced challenges transitioning our Harmony architecture-based products from a lower-volume, engineering-assisted process to a high-volume manufacturing process. These problems resulted in missed opportunities with customers. While we ramped commercial volume manufacturing of our Matrix architecture products at a significantly greater rate than our Harmony architecture products, design and manufacturing delays related to our Matrix architecture products resulted in qualification at certain customers taking longer than we anticipated. Delayed qualification caused and could continue to cause lost sales opportunities. This increases our vulnerability to our competitors and the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.
Consolidation in the industry and within the semiconductor test equipment market could adversely affect the market for our products and negatively impact our ability to compete, which could cause a decline in our revenues.
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
There has also been a recent move toward consolidation within the semiconductor test equipment market. For example, in 2009, Touchdown Technologies, Inc., a probe card manufacturer, was acquired by Verigy Ltd., a tester company, and in 2010, after Verigy announced an intent to combine with LTX Credence, a tester company, Advantest Corporation, made a successful unsolicited bid to acquire Verigy. This consolidation trend could change our interactions and relationships with semiconductor tester and prober companies and negatively impact our revenue and operating results.
We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices; if we continue to experience a downturn in demand for our DRAM products, our revenues could decline further.
We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other SoC devices. For fiscal 2011, 2010 and 2009 sales to manufacturers of DRAM devices accounted for 68%, 70% and 80%, respectively, of our revenues, sales to manufacturers of Flash memory devices accounted for 15%, 16% and 5%, respectively, of our revenues and sales to manufacturers of SoC devices accounted for 17%, 14% and 14%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to further penetrate the full wafer contactor Flash memory and SoC markets and to gain additional market share with manufacturers of flash memory and SoC devices. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards, or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our next generation wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement, and if we are unable to continually, efficiently and in a timely manner improve our products, we could suffer reduced demand for our products and our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.
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
Our manufacturing processes require sophisticated and expensive equipment and a specially designed facility, including a semiconductor clean room. We manufacture the majority of our wafer probe cards at our facility located in Livermore, California, and we have certain manufacturing capabilities in our Yokohama, Japan facility. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.
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
We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers. Alternative sources are not currently available for sole source components and materials. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot predict with certainty our ability to obtain components and materials in the longer term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross margin. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries and poor component quality. In addition, the ability of any of these suppliers to timely provide us with sufficient quality materials would be adversely affected if they are forced to reduce or discontinue operations due to financial difficulties, which is a heightened risk during the current economic downturn. Disruption or termination of the supply of components or materials could delay shipments of our products, damage our customer relationships and reduce our revenues. For example, if we were unable to obtain an adequate supply of a component or material, we might have to use a substitute component or material, which could require us to make changes in our manufacturing process and could also require us to re-qualify impacted product at certain customers. From time to time, we have experienced difficulties in receiving shipments from one or more of our suppliers, especially during periods of high demand for our products. If we cannot obtain an adequate supply of the components and materials we require, or do not receive them in a timely manner, we might be required to identify new suppliers. We might not be able to identify new suppliers on a timely basis or at all. We, as well as our customers, would also need to qualify any new suppliers. The lead-time required to identify and qualify new suppliers could affect our ability to timely ship our products and cause our operating results to suffer. Further, a sole or limited source supplier could require us to enter into non-cancelable purchase commitments, minimum volume purchases or pay in advance to ensure our source of supply. In an industry downturn or in an environment in which growth is not at a level we projected or anticipated, commitments of this type could result in charges for excess inventory of parts. Further, if a customer's needs for a particular probe card design and purchase orders for those probe cards are spread out over several months as opposed to being placed at one time in a single purchase order, it may cause us to purchase excessive materials in light of minimum purchase requirements or to be unable to realize volume discounts for materials because of the lack of visibility into the customer's overall purchase plan. These purchase issues would require us to incur a greater cost of goods sold than we might otherwise realize. Additionally, if we are unable to predict our component and materials needs accurately, or if our supply is disrupted, we might miss market opportunities by not being able to meet the demand for our products.
Wafer probe cards that do not meet specifications or that contain defects could damage our reputation, decrease market acceptance of our technology, cause us to lose customers and revenues, and result in liability to us.
The complexity and ongoing development of our wafer probe card manufacturing process, combined with increases in wafer probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our wafer probe cards are being used in the manufacturing test environment. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the mis-wiring of a wafer probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failure, failure of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions, such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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
We may make acquisitions of complementary businesses, products or technologies in the future. In October 2009, we completed the acquisition of intellectual property and certain precision motion control automation assets from Electroglas, a company under Chapter 11 bankruptcy protection in Delaware. Prior to the acquisition, Electroglas was engaged in the supply of semiconductor manufacturing equipment and software to the semiconductor industry. The assets acquired consisted of manufacturing and testing equipment, spare parts and components related to the purchased equipment and other technology assets related to precision motion control automation and all of the intellectual property rights of Electroglas, with the exception of certain trademark rights.
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
Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that our customers require to evaluate and qualify our wafer probe cards is typically between three and 12 months and sometimes longer. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our wafer probe cards and developing wafer probe cards customized to the potential customer's needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer. For example, many semiconductor chip designs never reach production, including designs for which we may have expended design effort and expense. In addition, prospective customers might decide not to use our wafer probe cards. The length of time that it takes for the evaluation process and for us to make a sale depends upon many factors including:

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
Sales of our products to customers outside North America have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 85%, 80% and 82% for fiscal 2011, 2010 and 2009, respectively. Additionally, certain of our South Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in North America.

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
Any of these factors could harm our existing international operations and business, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards. Our failure to meet these requirements and standards could negatively impact our business operations.
The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.
The trading prices of the securities of technology companies have been highly volatile, and from January 1, 2012 through February 13, 2012, our stock price has ranged from $4.85 a share to $5.49 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

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

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed "for cause" and only with the approval of 66 2/[3]% of our stockholders;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Item 1B:    Unresolved Staff Comments
None.
Item 2:    Properties
Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California, United States. Our corporate headquarters comprises a campus of four buildings totaling approximately 169,000 square feet. We presently lease those four buildings. We also own one building which was a part of our older manufacturing facility and which is being utilized for storage. That building is presently available for sale. In addition, we lease office, repair and service, manufacturing and/or research and development space both inside and outside of the United States. The leases expire at various times through 2021. We believe that our existing and planned facilities are suitable for our current needs.

Information concerning our properties as of December 31, 2011 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, California, United States	Corporate headquarters, sales, marketing, product design, manufacturing, service and repair engineering, distribution, research and development	168,636	Leased
Livermore, California, United States(1)	Storage	13,531	Owned
Austin, Texas, United States	Service and repair	2,025	Leased
Singapore	Sales, finance, design, service, field service, supply chain and stockroom	25,278	Leased
Jubei City, Hsinchu, Taiwan	Sales office, product design, field service and service and repair center	9,309	Leased
Yokohama City, Japan	Field service, service and repair center and manufacturing	8,777	Leased
Gyeonggi-do, South Korea	Sales office, product design, field service, service and repair center	7,979	Leased
Tokyo, Japan	Sales office, marketing, product design, research and development	7,816	Leased
Hiroshima, Japan	Research and development	1,615	Leased
Shanghai, China	Sales office	418	Leased
(1)The property is available for sale.
Item 3:    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.
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
Patent Litigation
In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards-U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation-U.S. Patent Nos. 7,073,254 and 6,615,485. The district court action proceeded in parallel with legal action we brought against Phicom in Korea Courts. The district court action was stayed pending resolution of the complaint that we filed with the United States International Trade Commission, or Commission, on or about November 13, 2007, seeking institution of a formal investigation into the activities of Phicom and of Micronics Japan Co., Ltd. An investigation was initiated and, in November 2009, in response to a request for review of prior decisions by the assigned Administrative Law Judge, the Commission issued a decision, which is termed a “final determination,” finding certain of FormFactor's asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Phicom, now operating under the name TSC MEMSYS Co. Ltd., was lifted. During our fiscal quarter ended September 24,

2011, we resolved amicably the district court action in Oregon, as well as any continuing infringement proceedings, through a confidential settlement agreement.

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated charging that it is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. The complaint sought both injunctive relief and money damages for Micro-Probe's alleged infringement of our U.S. Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” U.S. Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” U.S. Patent No. 6,965,244 for “High Performance Probe System,” U.S. Patent No. 7,227,371 for “High Performance Probe System,” U.S. Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and U.S. Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which is the subject of a re-examination proceeding before the U.S. Patent and Trademark Office, or USPTO, and for which we received a “Notice of Intent to Issue Inter Partes Reexamination Certificate” in January 2012. Micro-Probe and the former employee have both filed answers to our amended complaint. We have filed a second amended complaint in which we added allegations of infringement based upon two additional patents: U.S. Patent No. 7,671,614 for “Apparatus and Method for Adjusting An Orientation of Probes” and U.S. Patent No. 7,225,538 for “Resilient Contact Structures Formed And Then Attached To A Substrate”.

One or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include requests for re-examination proceedings filed by Micro-Probe with the USPTO directed to our U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, 6,965,244, 7,225,538, 7,227,371 and 7,671,614. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422 and 6,441,315, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614. The USPTO has issued a re-examination certificate for U.S. Patent No. 6,246,247. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 31, 2011. We have incurred and will incur in the future material attorneys' fees in prosecuting and defending the various identified actions.
Securities Litigation
None.
Stockholder Derivative Litigation
None.
Commercial Litigation
No material commercial litigation.
Item 4:    Mine Safety Disclosures
Not applicable.

PART II
Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Market under the symbol "FORM". The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

Fiscal 2011	High	Low
First Quarter	$10.77	$8.55
Second Quarter	10.70	8.56
Third Quarter	9.63	6.41
Fourth Quarter	6.74	4.69

Fiscal 2010	High	Low
First Quarter	$22.31	$15.20
Second Quarter	20.47	10.67
Third Quarter	11.35	6.95
Fourth Quarter	10.71	8.28
The closing sales price of our common stock on the NASDAQ Global Market was $5.31 per share on February 13, 2012. As of February 13, 2012, there were 58 registered holders of record of our common stock.
Repurchase of Common Stock
On October 20, 2010, the Company's Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, the Company may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and had a scheduled expiration date of October 19, 2011. The program may be modified or discontinued at any time.
On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the existing program, we may repurchase up to a total of $40.5 million of outstanding common stock during the program period.  The terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

During fiscal year 2010, we repurchased and retired 70,000 shares of common stock for $0.6 million. During fiscal year 2011, we repurchased and retired 2,332,740 shares for $16.4 million. All of our repurchases were made under the authorized repurchase program.

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 26, 2010—January 22, 2011	130,000	$8.95	130,000	$48,209,833
January 23, 2011—February 19, 2011	—	—	—	48,209,833
February 20, 2011—March 26, 2011	132,712	8.76	132,712	47,046,921
March 27, 2011—April 23, 2011	—	—	—	47,046,921
April 24, 2011—May 21, 2011	—	—	—	47,046,921
May 22, 2011—June 25, 2011	117,437	8.85	117,437	46,007,950
June 26, 2011—July 23, 2011	—	—	—	46,007,950
July 24, 2011—August 20, 2011	444,369	8.26	444,369	42,336,890
August 21, 2011—September 24, 2011	250,765	7.41	250,765	40,478,746
September 25, 2011—October 22, 2011	—	—	—	40,478,746
October 23, 2011—November 19, 2011	547,536	6.18	547,536	37,097,309
November 20, 2011—December 31, 2011	709,921	5.82	709,921	$32,963,045
	2,332,740	$7.03	2,332,740
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
Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2006 through December 31, 2011, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

	Cumulative Total Return
	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
FormFactor, Inc.	$100.00	$88.86	$39.19	$58.44	$23.84	$13.58
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
RDG Semiconductor Composite	100.00	108.66	55.09	92.66	107.41	101.03

*	$100 invested on December 31, 2006, including reinvestment of dividends.
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

	Fiscal 2011 (1)(2)(5)(6)	Fiscal 2010 (1)(2)(3)(4)(6)	Fiscal 2009 (1)(2)(5)(6)	Fiscal 2008 (1)(2)(6)	Fiscal 2007
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$169,325	$188,565	$135,335	$210,189	$462,191
Gross profit (loss)	20,958	(2,272)	819	36,263	246,707
Net income (loss)	(65,981)	(188,286)	(155,653)	(80,621)	72,890
Basic earnings per share	$(1.31)	$(3.75)	$(3.15)	$(1.65)	$1.52
Diluted earnings per share	$(1.31)	$(3.75)	$(3.15)	$(1.65)	$1.47
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$296,691	$347,235	$449,235	$522,894	$570,046
Working capital	308,380	370,767	482,607	576,754	622,093
Total assets	383,071	466,054	655,968	785,710	855,322
Total stockholders' equity	346,652	411,201	577,781	706,064	756,950
Number of employees	709	729	808	940	1,124

(1)
Fiscal 2011, 2010, 2009 and 2008 net losses include restructuring charges, net of $0.5 million, $15.9 million, $8.8 million and $9.2 million, respectively, relating to our global restructuring and reorganization actions. See Note 4—Restructuring Charges of the Notes to the Consolidated Financial Statements.

(2)
Fiscal 2011, 2010, 2009 and 2008 net losses include impairment charges of $0.5 million, $56.4 million, $1.3 million and $4.4 million, respectively. See Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

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

(5)
We recorded a valuation allowance of $57.7 million in fiscal 2009 against the U.S. excess tax benefits, including prior years, based on our assessment of realizability of our U.S. deferred tax assets. This charge resulted in an income tax provision, rather than an income tax benefit, for fiscal 2009. Additionally, fiscal 2011 includes a $2.5 million benefit from the release of the deferred tax valuation allowance for a non-U.S. jurisdiction.

(6)
Fiscal 2009 and 2008 selling, general and administrative expenses include a provision for doubtful accounts receivable of $5.0 million and $4.1 million, respectively. Fiscal 2011 and 2010 include a $0.3 million and $1.1 million benefit, respectively, from collections on amounts previously reserved as bad debts.

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
During fiscal 2011, we saw revenue decline as compared to fiscal 2010 across our DRAM and Flash product markets, offset by revenue growth in our SoC product market. Our revenues decreased by 10%, or $19.2 million, in fiscal 2011 as compared to fiscal 2010. This decline is attributed primarily to reduced demand for our advanced wafer probe cards in the second half of fiscal 2011 driven by oversupply of memory devices, particularly in the DRAM markets, as well as lost business opportunities due to extended qualification periods for our SmartMatrix platform at certain customers, pricing pressures and quoted lead times, and changing order patterns for our NAND Flash products. However, this revenue decline was partially offset by demand increases in our SoC product.
During fiscal 2011, we continued the activities initiated in 2010 to restructure our operations to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times. As part of this simplification, we reduced our workforce through these restructuring actions by 38 employees, or 5%, during fiscal 2011. We incurred net losses of $66.0 million and $188.3 million in fiscal 2011 and fiscal 2010, respectively. The reduction in net loss year over year is primarily attributable to the enterprise-wide impairment of $52.0 million recorded in the third quarter of fiscal 2010, as well as a reduction in depreciation resulting from this enterprise-wide impairment.  Net loss also decreased year over year due to the reduction in operating expenses driven by both our restructuring actions undertaken throughout 2010 and 2011, as well as our continued focus on cost reduction efforts.  The net loss for fiscal 2011 includes restructuring charges of $0.5 million and impairment charges of $0.5 million, offset by a benefit of $2.5 million from the release of the deferred tax valuation allowance for a non-U.S. jurisdiction. The net loss for fiscal 2010 was primarily due to lower gross margins on products sold, $15.9 million of restructuring charges, and the impairment of certain long-lived assets of $56.4 million, offset by a $3.5 million gain resulting from the release of a liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.
We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:
Fiscal Year. Fiscal year ended December 31, 2011 had 53 weeks and fiscal years ended December 25, 2010 and December 26, 2009 had 52 weeks each. Our fiscal year ends on the last Saturday in December.
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
Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs and, manufacturing‑related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions as cost of revenues.
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
Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred, and capitalization of such costs have been immaterial in all periods to date. We plan to continue to invest in research and development activities to improve and enhance existing product technologies and to develop new technologies for current and new products and for new applications.
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
Revenue Recognition:    We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. In instances where final acceptance of the deliverable is specified by the customer, revenue is deferred until all acceptance criteria have been met. In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price (“BESP”) for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. We have adopted this guidance effective with the first quarter of fiscal 2011 and it has been applied on a prospective basis for revenue arrangements entered into or materially modified after December 25, 2010.
This guidance does not generally change the units of accounting for our revenue transactions. We do not have a significant number of product offerings with multiple elements. Our multiple-element arrangements generally include probe cards and product maintenance and repair services. We allocate revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Product maintenance and repair services are deferred and recognized ratably over the period during which the services are performed, generally one year, and costs are recorded as incurred.
When applying the relative selling price method, we determine the selling price for each deliverable using VSOE, TPE or BESP. For the vast majority of our arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. For those deliverables for which we cannot establish VSOE, we have determined our best estimate of selling price, as the Company has determined it is unable to establish TPE of selling price for the deliverables. The objective of BESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. We determine BESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.
The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial position, results of operations, or cash flows for the year ended December 31, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 25, 2010 would not have had a material impact on total net revenues for that fiscal year.
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
We record charges related to long-lived assets to be abandoned when the assets cease to be used. When we cease using a building or other asset with remaining non-cancelable lease payments continuing past our use period, we record a liability for remaining payments under lease arrangements, as well as for contract termination costs, that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
Warranty Obligations:    We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances.
Inventory Valuation:    We value our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or market. We continually assess the value of our inventory and will periodically write down its value for estimated excess inventory and product obsolescence based upon assumptions about future demand and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to our estimated forecast of product demand for the next six months to determine what inventory, if any, are not sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Market conditions are subject to change, and demand for our products can fluctuate significantly. Actual consumption of inventories could differ from forecasted demand and this difference could have a material impact on our gross profit and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from the sale of inventories previously written down.
Allowance for Doubtful Accounts:    A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers.
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
Results of Operations
The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues	87.6	101.2	99.4
Gross profit (loss)	12.4	(1.2)	0.6
Operating expenses:
Research and development	25.7	29.4	42.5
Selling, general and administrative	27.6	35.7	58.0
Restructuring charges, net	0.3	8.4	6.5
Impairment of long lived assets	0.3	29.9	0.9
Total operating expenses	53.9	103.4	107.9
Operating loss	(41.5)	(104.6)	(107.3)
Interest income, net	0.8	1.4	2.4
Other income (expense), net	0.6	2.3	(0.4)
Loss before income taxes	(40.1)	(100.9)	(105.3)
Provision for (benefit from) income taxes	(1.1)	(1.0)	9.8
Net loss	(39.0)%	(99.9)%	(115.1)%

Fiscal Years Ended December 31, 2011 and December 25, 2010
Revenues

	Fiscal	% of	Fiscal	% of	Change
	2011	Revenues	2010	Revenues	$	%
	(In thousands)
Revenues by Market:
DRAM	$115,678	68.3%	$131,207	69.6%	$(15,529)	(11.8)%
SoC	29,050	17.2	27,290	14.5	1,760	6.4
Flash	24,597	14.5	30,068	15.9	(5,471)	(18.2)
Total revenues	$169,325	100.0%	$188,565	100.0%	$(19,240)	(10.2)%

For the global semiconductor market, overall device shipments were generally flat in 2011 compared to 2010. Moderate revenue growth in the global SoC and NAND Flash device markets was masked by a substantial revenue reduction for producers of DRAM and NOR Flash devices. This global DRAM and NOR weakness was particularly severe in the second half of the year as average selling price erosion for semiconductor devices resulted in unprofitable business for most suppliers and a cut back in production capacity. This weakness in the global DRAM and NOR device market directly resulted in our customers reducing their purchases of, or in some cases canceling existing orders of, our probe cards for DRAM and NOR devices throughout the second half of 2011. Overall, our revenues decreased by 10%, or $19.2 million, in fiscal 2011 as compared to fiscal 2010. Our revenue increased approximately 6% year-over-year in the SoC market, but was down approximately 12% in DRAM and 18% in Flash. These fluctuations in revenue were primarily driven by unit volume.
Our revenues for the year ended December 31, 2011 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues from sales to DRAM device manufacturers in fiscal 2011 decreased significantly as compared to fiscal 2010 as the impact of average selling price erosion of semiconductor devices and the subsequent reduction in production at our customers limited demand for our advanced wafer probe cards. Our revenues from sales to DRAM device manufacturers were also impacted in fiscal 2011 by flooding in Thailand, which dramatically impacted disc drive production resulting in reduced personal computer output and, as a further result, the demand for DRAM devices.
Revenues from sales to Flash memory device manufacturers decreased significantly in the year ended December 31, 2011 compared to the prior year. The decrease was driven primarily by decreased demand in the NOR Flash segment. Moderate growth in the sale of NAND Flash wafer probe cards offset a portion of this decline.
Revenues from sales to SoC device manufacturers increased in the year ended December 31, 2011 compared to the prior year, primarily due to market adoption of more complex devices with higher parallelism and the adoption of MEMS in place of traditional cantilever cards, both of which positively impacted revenues from sales of our wafer probe cards. We also qualified an existing customer on our TrueScale Matrix product during fiscal 2011.
Revenue by Geographic Region
The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2011	% of Revenues	Fiscal 2010	% of Revenues
	(In thousands)
Taiwan	$53,844	31.8%	$72,615	38.5%
South Korea	39,219	23.1	25,984	13.8
Japan	29,467	17.4	28,479	15.1
North America	25,880	15.3	38,334	20.3
Asia-Pacific(1)	13,860	8.2	15,109	8.0
Europe	7,055	4.2	8,044	4.3
Total revenues	$169,325	100.0%	$188,565	100.0%

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea and Japan, which are disclosed separately.
Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.
The significant decrease in Taiwan, Asia-Pacific and North America revenues for the year ended December 31, 2011 compared to the prior year was primarily due decreased demand for our DRAM products associated with overall weakness in the global DRAM semiconductor device market. The increase in South Korea revenues is related to the increased demand for our SmartMatrix product line for DRAM, our TouchMatrix product line for NAND Flash, and Image Sensor products in the SoC segment. The increase in Japan revenue for the year ended December 31, 2011 compared to the prior year was primarily due to the qualification of an existing customer on our TrueScale Matrix product, which was partially offset by a decrease in our DRAM product sales. Europe revenue declined in fiscal 2011 due to the reduced demand for our SoC products.
Gross Profit (Loss)

	Fiscal 2011	Fiscal 2010
	(In thousands)
Gross profit (loss)	$20,958	$(2,272)
Gross margin	12.4%	(1.2)%
Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For the year ended December 31, 2011 gross margin increased compared to fiscal 2010, primarily due to reductions in general overhead cost, lower depreciation expense, reductions in inventory provision charges, higher production yields and favorable changes in product mix to higher margin products.

For the year ended December 31, 2011, the increase in gross margin compared to the prior fiscal year included a reduction of $14.0 million in general overhead expenses resulting from our cost control initiatives and decision to cease manufacturing in Singapore and Korea. The increase in gross margin also included $6.1 million of lower depreciation expense resulting primarily from the fiscal 2010 enterprise-wide impairment.

For fiscal 2011, gross margin also improved compared to the prior year due to a $3.5 million decrease in inventory provision charges. This improvement is the result of current and on-going initiatives to improve materials planning, procurement and production processes that resulted in reductions in our excess inventory levels. Excess custom inventories are not uncommon for our company because our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times. This requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. In fiscal 2011, the value of previously reserved materials that were used in manufacturing and shipped was $2.5 million as compared to $2.8 million in fiscal 2010.

Gross margin included stock-based compensation of $3.5 million and $3.7 million for the years ended December 31, 2011 and December 25, 2010, respectively, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.

In the future, our gross margins may be adversely impacted by lower levels of product revenues, even though we have taken significant steps to reduce our operating cost structure.  Our gross margins may also be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Fiscal 2011	Fiscal 2010
	(In thousands)
Research and development	$43,544	$55,389
% of revenues	25.7%	29.4%

Research and development expenses for the year ended December 31, 2011 decreased $11.8 million, or 21%, compared to the prior year primarily due to the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased in fiscal 2011 as compared to fiscal 2010 primarily due our cost reduction efforts.
In the year ended December 31, 2011, costs related to our research and development activities decreased from fiscal 2010 primarily due to reduced payroll and related costs of $6.1 million, driven by reduced headcount, and reduced materials and related costs of $2.4 million. Additionally, we had a decrease in depreciation expense and facilities related costs of $1.1 million, resulting primarily from the fiscal 2010 enterprise-wide impairment as well as the reduction of our facilities footprint during 2010. Stock-based compensation included within research and development expenses was $4.3 million for the year ended December 31, 2011 compared to $5.6 million for fiscal 2010, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.
We are continuing our strategic investments in research and development, including investments in the development of our next generation architecture and products for testing DRAM devices, new vertical technology directed to testing SoC devices, advanced MicroSpring interconnect technology, ATRE wafer test technology and new process technologies. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Fiscal 2011	Fiscal 2010
	(In thousands)
Selling, general and administrative	$46,705	$67,208
% of revenues	27.6%	35.7%
Selling, general and administrative expenses decreased $20.5 million, or 31%, for the year ended December 31, 2011 compared to the prior year primarily due to a decrease in personnel related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses decreased in fiscal 2011 as compared to the prior year, primarily due to the reduction in expenses resulting from our on-going cost reduction efforts.
For fiscal year 2011, salary and payroll related costs, for selling, general and administrative functions, including incentive bonuses, decreased by $8.1 million from fiscal 2010 due to reduced headcount and a reduction in incentive bonus. We also had a year over year decrease in severance costs of $1.2 million resulting from severance agreements with certain executives in 2010 that were not recurring. In addition, we experienced a reduction in facilities related costs of $3.2 million compared to fiscal 2010 resulting from the reduction of our facilities footprint during 2010, as well as decreased depreciation expense resulting from the enterprise-wide impairment recorded during fiscal 2010, of $2.4 million. Our cost reduction efforts, as well as reduction in on-going legal activities, resulted in a reduction in legal and outside service fees of $2.2 million during fiscal 2011 versus fiscal 2010. Stock-based compensation expenses included within selling, general and administrative expense were $6.1 million compared to $8.3 million for the prior year. The decrease in stock-based compensation was primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.

Restructuring Charges

	Fiscal 2011	Fiscal 2010
	(In thousands)
Restructuring charges	$522	$15,908
% of revenues	0.3%	8.4%
Restructuring charges decreased $15.4 million, or 97%, from fiscal 2010 to fiscal 2011. The decrease was primarily due to reduction in the size of the actions taken in 2011 compared to 2010 as our restructuring activities have wound down. Our 2010 actions resulted in a reduction in workforce of 19%, whereas our actions in 2011 have reduced the workforce by 5%. Furthermore, in 2010 we recorded an $8.8 million impairment of property and equipment as part of the restructuring charges of fiscal 2010, whereas there was no such impairment charge recorded in restructuring in fiscal 2011. The restructuring plans we implemented in fiscal 2011 and fiscal 2010 are discussed below.
2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011. As a result of the Q1 2011 Restructuring Plan, we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.6 million in subsequent quarters.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the third quarter of fiscal 2011. As a result of the Q2 2011 Restructuring Plan we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in subsequent quarters.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations and accruals related to our cessation of the use of these facilities in connection with a prior restructuring action.  As a result, our Consolidated Statement of Operations for the year ended December 31, 2011 includes a benefit of $1.5 million recorded to 'Restructuring charges, net'.

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this plan were completed during fiscal 2011. As a result of the Q32011 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.2 million in subsequent quarters.

In the fourth quarter of fiscal 2011, we implemented a restructuring plan (the “Q4 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by eight full-time employees primarily in our finance and procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this reduction are expected to be completed by the end of the first quarter of fiscal 2012. As a result of the Q4 2011 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.3 million in subsequent quarters.

The liabilities we have accrued for the restructuring plans discussed above represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in force are expected to be paid by the end of the first quarter of fiscal 2012.
2010 Restructuring Activities

We recorded $3.4 million in restructuring charges during the first quarter of fiscal 2010 as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  The activities related to this action were completed during fiscal 2011. Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date. We completed this rescission plan in fiscal 2010.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  We recorded $4.8 million in charges for the Q2 2010 Restructuring Plan during fiscal 2010 for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded impairment charges of approximately $1.0 million during fiscal 2010, representing the net book value of these assets. The activities comprising this reduction in force were completed during fiscal 2011.

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

We recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.8 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized in conjunction with the Q3 2010 Restructuring Plan. The activities related to this restructuring plan were completed during fiscal 2011. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 6 - Impairment of Long-lived Assets of the Notes to Consolidated Financial Statements.

 In the fourth quarter of fiscal 2010, we implemented a restructuring plan (the "Q4 2010 Restructuring Plan") including reducing our global workforce by 10 employees across the organization. We recorded $0.6 million in charges for severance and related benefits in fiscal 2010. The activities related to this plan were completed during fiscal 2011.

Impairment of Long-lived Assets

	Fiscal 2011	Fiscal 2010
	(In thousands)
Impairment of long-lived assets	$549	$56,401
% of revenues	0.3%	29.9%
Impairment charges decreased $55.9 million from fiscal 2011 to fiscal 2010 primarily due to the enterprise-wide asset impairment recorded in the third quarter of fiscal 2010 discussed below.
In fiscal 2011, we recorded total impairments of $0.5 million related to the termination of certain on-going projects, including certain software development for internal use that had been recorded in construction-in-progress.
In the third quarter of fiscal 2010, we reviewed the recoverability of our long-lived assets due to a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company's stock price. As a result of this review, we concluded that our business was not able to fully recover the carrying amounts of our assets. Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010. This impairment charge comprised $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.
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

•	$0.5 million related to certain leasehold improvements and furniture and fixtures that was abandoned or held for sale as a result of the consolidation of office space in Livermore; and

•	$0.1 million write down of a building held for sale to its estimated fair value.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of the Company's property and equipment and intangible assets may arise in fiscal 2012 if the Company is unable to achieve operating results anticipated by the Company's 2012 financial plan.
Interest Income and Other Income (Expense), Net

	Fiscal 2011	Fiscal 2010
	(In thousands)
Interest income, net	$1,404	$2,546
% of revenues	0.8%	1.4%

Other income (expense), net	$1,076	$4,426
% of revenues	0.6%	2.3%
Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2011 as compared to fiscal 2010 was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $297.0 million at December 31, 2011 compared to $347.9 million at December 25, 2010. The weighted-average yield on our cash, cash equivalents and marketable securities for the year ended December 31, 2011 was 0.45% compared to was 0.70% for the year ended December 25, 2010.
Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for fiscal 2011 compared to fiscal 2010 was primarily due to the $3.5 million gain recorded in the third quarter of fiscal 2010 which resulted from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.
Provision for (Benefit from) Income Taxes

	Fiscal 2011	Fiscal 2010
	(In thousands)
Provision for (benefit from) income taxes	$(1,901)	$(1,920)
Effective tax rate	2.8%	1.0%

We recorded an income tax benefit of $1.9 million for the fiscal years ending December 31, 2011 and December 25, 2010, respectively. The income tax benefit recorded for fiscal 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations in foreign jurisdictions.  The income tax benefit recorded for fiscal 2010 primarily related to the settlement of a non-U.S. tax jurisdiction audit, offset by tax expense related to our non-U.S. operations in foreign jurisdictions.

During the fiscal quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carry-forwards due to a change in the entity's structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  During fiscal 2011 we recognized interest charges and penalties of $12,000 and during fiscal 2010 we recorded an interest benefit of $0.3 million. As of December 31, 2011 and December 25, 2010 we have accrued total interest charges and penalties of $0.7 million and $0.6 million, respectively, related to the uncertain tax positions.

We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets.  We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions. At December 31, 2011, we had Federal, state and foreign net operating loss carryforwards of approximately $231.3 million, $227.6 million and $13.5 million, respectively. The Federal net operating loss carryforwards expire at various dates from 2015 through 2031, the state net operating loss carryforwards expire at various dates from 2028 through 2031, and the foreign net operating loss carryforwards can be carried forward indefinitely.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.
Fiscal Years Ended December 25, 2010 and December 26, 2009
Revenues

	Fiscal	% of	Fiscal	% of	Change
	2010	Revenues	2009	Revenues	$	%
	(In thousands)
Revenues by Market:
DRAM	$131,207	69.6%	$108,820	80.4%	$22,387	20.6%
Flash	30,068	15.9	7,282	5.4	22,786	312.9
SoC	27,290	14.5	19,233	14.2	8,057	41.9
Total revenues	$188,565	100.0%	$135,335	100%	$53,230	39.3%
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
Revenues from sales to Flash memory device manufacturers increased significantly in the year ended December 25, 2010 compared to the prior year. The increase was partly driven by an $8.1 million increase in the sale of NAND Flash wafer probe cards, resulting from further expansion of our NAND Flash market penetration via the recent qualification of TouchMatrix at one of our largest customers. NOR Flash also saw a substantial year over year increase of $14.7 million driven by customer demand across our probe cards that service this market. The increases were also partially the result of the overall improvement in the memory segment of the semiconductor market.
Revenues from sales to SoC device manufacturers increased in the year ended December 25, 2010 compared to the prior year, primarily due to the overall upturn in the semiconductor industry and market trends to more complex devices which positively impacted revenues from sales of our wafer probe cards.

Revenue by Geographic Region
The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2010	% of Revenues	Fiscal 2009	% of Revenues
	(In thousands)
Taiwan	$72,615	38.5%	$26,964	19.9%
North America	38,334	20.3	24,533	18.1
Japan	28,479	15.1	64,575	47.7
South Korea	25,984	13.8	5,459	4.0
Asia-Pacific(1)	15,109	8.0	5,603	4.2
Europe	8,044	4.3	8,201	6.1
Total revenues	$188,565	100.0%	$135,335	100.0%

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.
Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.
The significant increase in Taiwan, South Korea, Asia-Pacific and North America revenues for the year ended December 25, 2010 compared to the prior year was primarily due to the industry ramp up of DDR3 and the introduction of our SmartMatrix and TouchMatrix products. The decrease in Japan revenue for the year ended December 25, 2010 compared to the prior year was primarily due to the decrease in our DRAM product sales, caused by the lack of qualification of the SmartMatrix product line due to extended qualification periods. Europe revenue remained flat in fiscal 2010 due to the consistent demand for all of our products in this region.
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
Inventory provision charges increased from $7.0 million in fiscal 2009, to $11.4 million in fiscal 2010. The total inventory provision charge of $11.4 million in fiscal 2010 was the result of lower customer demand for certain products, low production yields and minimum purchase order quantities. Excess custom inventories are not uncommon for us as our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times, which requires us to acquire production materials and start certain production activities based on estimated production yields and forcasted demand prior to or in excess of actual demand for our wafer probe cards. In fiscal 2010, the value of previously reserved materials that were used in manufacturing and shipped was $2.8 million.

Research and Development

	Fiscal 2010	Fiscal 2009
	(In thousands)
Research and development	$55,389	$57,509
% of revenues	29.4%	42.5%
Research and development expenses for the year ended December 25, 2010 decreased $2.1 million, or 4%, compared to the prior year primarily due to the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts offset by the increase in personnel costs. As a percent of revenues, research and development expenses decreased in fiscal 2010 as compared to fiscal 2009 primarily due to the increased revenue base.
In the year ended December 25, 2010, costs related to new technology projects decreased by approximately $8.8 million from fiscal 2009 as a result of our decision to terminate certain non-strategic research and development activities in the second and third quarter of fiscal 2010. Additionally, depreciation expense decreased by $1.3 million year over year due to the lower carrying amount of our fixed assets resulting from impairments recorded in the second and third quarters of fiscal 2010. Offsetting these decreases was a $6.3 million increase in personnel costs primarily due to headcount increases as well as costs of employee incentive programs for which we did not record any charges in fiscal 2009. Stock‑based compensation included within research and development expenses was $5.6 million for the year ended December 25, 2010 compared to $4.4 million for fiscal 2009, with the increase being primarily due to the increase in employee stock awards.
Selling, General and Administrative

	Fiscal 2010	Fiscal 2009
	(In thousands)
Selling, general and administrative	$67,208	$78,428
% of revenues	35.7%	58.0%
Selling, general and administrative expenses decreased $11.2 million, or 14%, for the year ended December 25, 2010 compared to the prior year primarily due to a decrease in personnel‑related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses decreased in fiscal 2010 as compared to the prior year, primarily due to the increased revenue base along with the reduction in expenses resulting from our on-going cost reduction efforts.
The $11.2 million decrease in fiscal 2010 compared with the prior year was composed of a $6.1 million decrease in bad debt expense due to a reduction in additional bad debt as compared to 2009, as well as benefits from collections on amounts previously reserved as bad debts, a $4.4 million decrease in stock‑based compensation expenses related to fewer awards being granted in fiscal 2010, a $3.2 million decrease in salary and wages due to the headcount decrease in fiscal 2010, and a $2.1 million decrease in legal and outside service fees due to a reduction in litigation activity as well as our cost reduction efforts, offset by a $2.8 million increase for incentive bonuses and a $1.2 million increase in severance costs related to the departure of certain executives in fiscal 2010.
Restructuring Charges

	Fiscal 2010	Fiscal 2009
	(In thousands)
Restructuring charges	$15,908	$8,780
% of revenues	8.4%	6.5%
Restructuring charges increased $7.1 million, or 81%, from fiscal 2009 to fiscal 2010. The increase was primarily due to the number of actions that were taken in 2010 along with an $8.8 million impairment of property and equipment included in the restructuring charges of fiscal 2010 compared with the $0.4 million impairment included in the restructuring charges of fiscal 2009. The restructuring plans we implemented in fiscal 2009 and fiscal 2010 are discussed below.

2010 Restructuring Activities
We recorded $3.4 million in restructuring charges during the first quarter of fiscal 2010 as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  The activities related to this action were completed during fiscal 2011. Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date. We completed this rescission plan in fiscal 2010.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function.  We recorded $4.8 million in charges for the Q2 2010 Restructuring Plan during fiscal 2010 for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded impairment charges of approximately $1.0 million during fiscal 2010, representing the net book value of these assets. The activities comprising this reduction in force were completed during fiscal 2011.

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

In conjunction with the Q3 2010 Restructuring Plan, we recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.8 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized. The activities related to this restructuring plan were completed during fiscal 2011. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 6 - Impairment of Long-lived Assets of the Notes to Consolidated Financial Statements.

 In the fourth quarter of fiscal 2010, we implemented a restructuring plan (the "Q4 2010 Restructuring Plan") including reducing our global workforce by 10 employees across the organization. We recorded $0.6 million in charges for severance and related benefits in fiscal 2010. The activities related to this plan were completed during fiscal 2011.

2009 Restructuring Activities

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
In the third quarter of fiscal 2010, we reviewed the recoverability of our long-lived assets due to a significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company's stock price. As a result of this review, we concluded that our business was not able to fully recover the carrying amounts of our assets. Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010. This impairment charge was comprised of $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.
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
In fiscal 2009, we recorded total impairments of $1.3 million related to certain equipment that was determined to be held for sale, as well as for the termination of certain on-going projects. These impairment charges were originally recorded through “Cost of revenues” in the Consolidated Statement of Operations in our Annual Report on Form 10-K for fiscal 2009. However this amount has been reclassified to “Impairment of long-lived assets” in the Consolidated Statement of Operations in this Annual Report on Form 10-K for fiscal 2010 to conform with the current year presentation of asset impairments.
Interest Income and Other Income (Expense), Net

	Fiscal 2010	Fiscal 2009
	(In thousands)
Interest income, net	$2,546	$3,282
% of revenues	1.4%	2.4%

Other income (expense), net	$4,426	$(535)
% of revenues	2.3%	(0.4)%
Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2010 as compared to fiscal 2009 was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $347.9 million at December 25, 2010 compared to $449.9 million at December 26, 2009. The weighted‑average yield on our cash, cash equivalents and marketable securities for the year ended December 25, 2010 was 0.70% compared to 0.73% for the year ended December 26, 2009.
Other income (expense), net is composed primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for fiscal 2010 compared to fiscal 2009 was primarily due to the $3.5 million gain recorded in the third quarter of fiscal 2010 which resulted from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

Provision for (Benefit from) Income Taxes

	Fiscal 2010	Fiscal 2009
	(In thousands)
Provision for (benefit from) income taxes	$(1,920)	$13,214
Effective tax rate	1.0%	9.3%
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
Liquidity and Capital Resources
Capital Resources: Our working capital was $308.4 million at December 31, 2011 and $370.8 million at December 25, 2010. The decrease in working capital in the year ended December 31, 2011 was primarily due to our net loss and to the repurchase and retirement of our common stock in connection with our stock repurchase program offset in part by a decrease in our accounts receivable due to our improved collection of amounts due from customers as well as shortened payment terms for certain customers.
Cash and cash equivalents consist of deposits held at banks, money market funds, U.S. government securities and commercial papers that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and commercial papers. We typically invest in highly‑rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment.
Our cash, cash equivalents and marketable securities totaled approximately $296.7 million at December 31, 2011 as compared to $347.2 million at December 25, 2010. Cash, cash equivalents and marketable securities included $18.7 million held by our foreign subsidiaries as of December 31, 2011. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in fiscal 2011, as well as share repurchases under our authorized share repurchase program. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2012.
We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. As part of these strategies, we indefinitely reinvest a significant portion of our foreign earnings and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional United States taxes less applicable foreign tax credits.

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, were 42 days at December 31, 2011 compared with 66 days at December 25, 2010. Our DSO calculation is calculated using the countback method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to continued improvement in our collection efforts as well as shortened payment terms for certain customers.

	Fiscal 2011	Fiscal 2010	Fiscal 2009
	(In thousands)
Net cash used in operating activities	$(29,343)	$(73,096)	$(52,667)
Net cash provided by (used in) investing activities	60,712	69,841	(174,408)
Net cash provided by (used in) financing activities	(12,902)	3,098	11,450
Cash flows from operating activities: Net cash used in operating activities for the year ended December 31, 2011 was primarily attributable to our net loss of $66.0 million offset in part by $30.1 million of non-cash charges consisting primarily of $13.8 million of stock-based compensation, $10.8 million of depreciation and amortization, and $7.9 million of provision for excess and obsolete inventories. This was offset by a benefit of $2.0 million resulting from changes in deferred tax assets and a gain of $1.6 million related to non-cash restructuring activity.
The net change in operating assets and liabilities for the year ended December 31, 2011 was $6.5 million comprising a decrease in our accounts receivable of $16.8 million due to our improved collection of payments from customers with extended payment terms as well as shortened payment terms for certain customers and a $5.6 million reduction in prepaid expenses and other current assets primarily due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings, offset in part by a decrease of $9.6 million in accrued liabilities, primarily those related to payroll and bonus, as well as our restructuring actions, and a decrease of $5.1 million in accounts payable driven by the timing of our payments to vendors and reduced spending levels resulting from our cost reduction initiatives.
Net cash used in operating activities for the year ended December 25, 2010 was primarily attributable to our net loss of $188.3 million offset in part by $116.5 million of non-cash charges consisting primarily of $28.2 million of depreciation and amortization, $17.6 million of stock‑based compensation, $9.0 million of non-cash restructuring charges, $11.4 million of provision for excess and obsolete inventories and $56.4 million of impairment and loss on disposal of long-lived assets, offset by a gain of $3.5 million relating to the release of certain secured borrowings and a benefit of $2.1 million from changes in deferred tax assets.
The net change in operating assets and liabilities for the year ended December 25, 2010 was $1.3 million consisting primarily of a decrease of $13.0 million in accounts payable due to the change in the timing of payments to vendors as well as less spending, an increase of $16.9 million in inventories, primarily in completed sub-assemblies, due to changes in manufacturing strategy and new product transitions, a decrease of $6.2 million in deferred revenues due to our improved collection of payments and shortened payment terms for certain customers, and a decrease of $1.9 million in deferred rent due to on-going payments under our existing lease arrangements as well as the renegotiation of certain lease obligations in Livermore. This was offset in part by a decrease of $25.8 million in refundable income taxes primarily due to the receipt of federal income tax refunds in fiscal 2009, an increase of $4.6 million in accrued liabilities due to the incentive bonus that we accrued for the second half of 2010 and the remaining restructuring liabilities, and a decrease of $3.2 million in accounts receivable due to shortened payment terms for certain customers and our improved collection of payments.
Cash flows from investing activities: Net cash provided by investing activities for the year ended December 31, 2011 was primarily related to $308.7 million proceeds from maturities and $6.0 million of sales of marketable securities partially offset by purchases of marketable securities totaling $246.7 million and $7.7 million cash used in the acquisition of property and equipment. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the year ended December 25, 2010 was primarily related to $441.8 million proceeds from maturities and sales of marketable securities offset by the $341.3 million purchases of marketable securities and the $30.9 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash used in financing activities for the year ended December 31, 2011 included $16.4 million used for the repurchase and retirement of our common stock partially offset by $3.5 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP, and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash provided by financing activities for the year ended December 25, 2010 included $3.7 million proceeds received from the purchases under our 2002 Employee Stock Purchase Plan, and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units, offset by $0.6 million used for the repurchase and retirement of common stock in connection with our stock repurchase program.
Our cash, cash equivalents and marketable securities declined in fiscal 2011. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2012.
Contractual Obligations and Commitments
The following table summarizes our significant commitments to make future payments in cash under contractual obligations as of December 31, 2011:

	Payments Due In Fiscal Years
	2012	2013-2014	2015-2016	After 2016	Total
	(In thousands)
Operating leases	$3,833	$6,500	$4,834	$12,535	$27,702
Other purchase obligations	3,389	420	350	—	4,159
Total	$7,222	$6,920	$5,184	$12,535	$31,861
Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $17.8 million as of December 31, 2011 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 31, 2011, the changes to our uncertain tax positions in the next 12 months, that are reasonable possible, are not expected to have a significant impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2011, we were not involved in any off-balance sheet arrangements.
Indemnification Agreements
We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 31, 2011.
Recent Accounting Pronouncements
Please refer to the discussion of our recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Annual Report on Form 10-K.
Item 7A:    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in other income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain of $1.6 million and a net loss of $1.5 million for the fiscal years ended December 31, 2011 and December 25, 2010, respectively, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our consolidated financial statements under other expense.
Interest Rate Sensitivity.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, money market funds and commercial paper. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2011 and December 25, 2010 would have affected the fair value of our investment portfolio by less than $2.1 million and $2.6 million, respectively.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for FormFactor. Our management with the participation of our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. This evaluation was based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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
Item 9B:    Other Information
None.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance
Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, will be included in our Proxy Statement for our 2012 annual meeting of stockholders, under the section entitled "Proposal No. 1—Election of Directors". The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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
(1)Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)Exhibits:
The exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

(b)	Financial Statement Schedules:
All schedules have been omitted because they are not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.02	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/2002	4.03
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/2002	4.04
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/2002	4.05
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/2002	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/2007	10.01
10.10+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	000-50307	3/26/2008	10.01
10.11+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/2008	99.01
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	10-K	000-50307	2/27/2008	10.12

10.13+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	000-50307	4/21/2008	10.01
10.14+	Employment Offer Letter dated March 1, 2008 to Jean B. Vernet	8-K	000-50307	3/31/2008	10.01
10.15+	Separation Agreement and Mutual Release dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/2009	10.01
10.16+	Consulting Agreement dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/2009	10.02
10.17+	Written description of definitive agreement to accelerate vesting of restricted stock units of Dr. Thomas J. Campbell in connection with his resignation as director	8-K	000-50307	12/16/2009	—
10.18+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/2007	—
10.19+	Written description of definitive agreement regarding director compensation approved on May 21 and 22, 2008	8-K	000-50307	5/28/2008	—
10.20	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.21	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.22	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.25	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.26	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.27+	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.1+
10.28+	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.2+
10.29+	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.1+
10.30+	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.2+
10.31+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 17th day of February 2012.

FORMFACTOR, INC.
By:	/s/ MICHAEL M. LUDWIG
Michael M. Ludwig Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
POWER OF ATTORNEY
KNOW BY ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Michael M. Ludwig and Stuart L. Merkadeau, and each of them, the undersigned's true and lawful attorneys-in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, including amendments, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ THOMAS ST. DENNIS	Chief Executive Officer and Director	February 17, 2012
Thomas St. Dennis
Principal Financial Officer and Principal Accounting Officer:
/s/ MICHAEL M. LUDWIG	Chief Financial Officer	February 17, 2012
Michael M. Ludwig

Signature	Title	Date

Additional Directors:

/s/ G. CARL EVERETT, JR.	Director	February 17, 2012
G. Carl Everett, Jr.

/s/ LOTHAR MAIER	Director	February 17, 2012
Lothar Maier

/s/ JAMES A. PRESTRIDGE	Director	February 17, 2012
James A. Prestridge

/s/ EDWARD ROGAS, JR	Director	February 17, 2012
Edward Rogas, Jr

/s/ MICHAEL W. ZELLNER	Director	February 17, 2012
Michael W. Zellner

/s/ RICHARD DELATEUR	Director	February 17, 2012
Richard DeLateur

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FormFactor, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 31, 2011 and December 25, 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 17, 2012

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 25, 2010
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$139,049	$121,207
Marketable securities	157,642	226,028
Restricted cash	—	383
Accounts receivable, net	12,662	28,598
Inventories	18,092	25,003
Deferred tax assets	1,162	329
Refundable income taxes	910	—
Prepaid expenses and other current assets	7,458	14,743
Total current assets	336,975	416,291
Restricted cash	317	297
Property, plant and equipment, net	35,132	37,311
Deferred tax assets	5,954	5,445
Other assets	4,693	6,710
Total assets	$383,071	$466,054
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,731	$14,948
Accrued liabilities	13,966	24,045
Income taxes payable	100	1,894
Deferred revenue	4,798	4,637
Total current liabilities	28,595	45,524
Long-term income taxes payable	4,112	4,248
Deferred rent and other liabilities	3,712	5,081
Total liabilities	36,419	54,853
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and December 25, 2010, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,268,479 and 50,587,917 shares issued and outstanding at December 31, 2011 and December 25, 2010, respectively	50	52
Additional paid-in capital	652,024	651,263
Accumulated other comprehensive income	2,700	2,027
Retained earnings (accumulated deficit)	(308,122)	(242,141)
Total stockholders' equity	346,652	411,201
Total liabilities and stockholders' equity	$383,071	$466,054
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In thousands, except per share data)
Revenues	$169,325	$188,565	$135,335
Cost of revenues	148,367	190,837	134,516
Gross profit (loss)	20,958	(2,272)	819
Operating expenses:
Research and development	43,544	55,389	57,509
Selling, general and administrative	46,705	67,208	78,428
Restructuring charges, net	522	15,908	8,780
Impairment of long-lived assets	549	56,401	1,288
Total operating expenses	91,320	194,906	146,005
Operating loss	(70,362)	(197,178)	(145,186)
Interest income, net	1,404	2,546	3,282
Other income (expense), net	1,076	4,426	(535)
Loss before income taxes	(67,882)	(190,206)	(142,439)
Provision for (benefit from) income taxes	(1,901)	(1,920)	13,214
Net loss	$(65,981)	$(188,286)	$(155,653)
Net loss per share:
Basic and diluted	$(1.31)	$(3.75)	$(3.15)
Weighted-average number of shares used in per share calculations:
Basic and diluted	50,521	50,246	49,483
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Income (Loss) Earnings (Accumulated Deficit)	Total

	Shares	Amount
	(In thousands, except shares)
Balances, December 27, 2008	49,062,308	$49	$602,295	$1,922	$101,798	$706,064
Issuance of common stock pursuant to exercise of options for cash	319,386	1	4,271	—	—	4,272
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	111,158	—	(743)	—	—	(743)
Issuance of common stock under the Employee Stock Purchase Plan	269,156	—	3,601	—	—	3,601
Tax benefit from exercise of common stock options	—	—	10	—	—	10
Stock-based compensation	—	—	20,899	—	—	20,899
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(981)	—	(981)
Currency translation adjustments	—	—	—	312	—	312
Net loss	—	—	—	—	(155,653)	(155,653)
Comprehensive loss						(156,322)
Balances, December 26, 2009	49,762,008	50	630,333	1,253	(53,855)	577,781
Issuance of common stock pursuant to exercise of options for cash	115,597	—	698	—	—	698
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	414,441	—	(762)	—	—	(762)
Issuance of common stock under the Employee Stock Purchase Plan	365,871	2	3,786	—	—	3,788
Purchase and retirement of common stock	(70,000)	—	(626)	—	—	(626)
Stock-based compensation	—	—	17,834	—	—	17,834
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(235)	—	(235)
Currency translation adjustments	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	(188,286)	(188,286)
Comprehensive loss						(187,512)
Balances, December 25, 2010	50,587,917	52	651,263	2,027	(242,141)	411,201
Issuance of common stock pursuant to exercise of options for cash	141,280	—	914	—	—	914
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	485,204	—	(219)	—	—	(219)
Issuance of common stock under the Employee Stock Purchase Plan	386,818	—	2,813	—	—	2,813
Purchase and retirement of common stock	(2,332,740)	(2)	(16,409)	—	—	(16,411)
Stock-based compensation	—	—	13,662	—	—	13,662
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	13	—	13
Currency translation adjustments	—	—	—	660	—	660
Net loss	—	—	—	—	(65,981)	(65,981)
Comprehensive loss	—	—	—	—	—	(65,308)
Balances, December 31, 2011	49,268,479	$50	$652,024	$2,700	$(308,122)	$346,652
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(65,981)	$(188,286)	$(155,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,838	28,155	32,706
Amortization of investments	469	469	204
Stock-based compensation expense	13,849	17,613	20,776
Deferred income tax provision (benefit)	(1,988)	(2,105)	39,131
Excess tax benefits from equity based compensation plans	—	—	(841)
Provision for (recovery of) doubtful accounts receivable	(276)	(1,071)	5,040
Provision for excess and obsolete inventories	7,897	11,389	7,032
Loss on disposal and write-off of long-lived assets	5	431	430
Non-cash restructuring	(1,582)	8,974	366
Impairment of long-lived assets	549	56,401	1,288
Gain on release of secured borrowing	—	(3,481)	—
Foreign currency transaction (gains) losses	328	(291)	(613)
Changes in assets and liabilities:
Accounts receivable	16,803	3,225	610
Inventories	(1,152)	(16,887)	(9,384)
Prepaids and other current assets	5,621	3,700	390
Refundable income taxes	(862)	25,843	2,701
Other assets	1,907	66	6,402
Accounts payable	(5,065)	(13,006)	(322)
Accrued liabilities	(9,643)	4,634	(5,573)
Income taxes payable	(1,263)	(732)	(3,030)
Deferred rent and other liabilities	43	(1,920)	(231)
Deferred revenues	160	(6,217)	5,904
Net cash used in operating activities	(29,343)	(73,096)	(52,667)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,700)	(30,914)	(19,173)
Proceeds from sales of property, plant and equipment	33	293	201
Purchases of marketable securities	(246,665)	(341,292)	(587,797)
Proceeds from maturities of marketable securities	308,681	432,549	399,023
Proceeds from sales of marketable securities	6,000	9,205	45,364
Payments made in connection with acquisition of assets	—	—	(12,026)
Change in restricted cash	363	—	—
Net cash provided by (used in) investing activities	60,712	69,841	(174,408)
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	3,509	3,724	7,129
Excess tax benefits from equity based compensation plans	—	—	841
Purchase and retirement of common stock	(16,411)	(626)	—
Proceeds from secured borrowing	—	—	3,480
Net cash (used in) provided by financing activities	(12,902)	3,098	11,450
Effect of exchange rate changes on cash and cash equivalents	(625)	(679)	(258)
Net increase (decrease) in cash and cash equivalents	17,842	(836)	(215,883)
Cash and cash equivalents, beginning of year	121,207	122,043	337,926
Cash and cash equivalents, end of year	$139,049	$121,207	$122,043
Non-cash investing activities:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(66)	$1,997	$4,430
Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$1,410	$(24,882)	$(25,787)
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company
FormFactor, Inc. (the "Company") was incorporated in Delaware on April 15, 1993 and designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. We are based in Livermore, California, home to our corporate offices, research and development, and manufacturing locations. We have facilities in the United States, Singapore, Japan, Taiwan, South Korea and the People's Republic of China.
Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal year ended on December 31, 2011, consisted of 53 weeks and the fiscal years ended on December 25, 2010, and December 26, 2009, respectively, consisted of 52 weeks.
Reclassifications
Certain reclassifications have been made to the prior year's Consolidated Balance Sheets, Consolidated Statements of Cash Flows and Consolidated Statements of Operations to conform to the current year presentation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. Significant items that are subject to such estimates include the value of revenue elements, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and related deferred tax assets, valuation and tax liabilities and accruals for other liabilities. Actual results could differ from those estimates.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than- temporary impairment in earnings equal to the entire difference between the investment's amortized cost basis and its fair value.
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
Restricted Cash
Under the terms of one of our facility leases, we provide security to the landlord in the form of letters of credit. As of December 31, 2011 and December 25, 2010 restricted cash included $0.3 million and $0.7 million, respectively, of letters of credit secured by a certificate of deposit.
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
We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, but for certain materials, the material purchases are often subject to minimum purchase order quantities in excess of the actual underlying probe card demand. It is not uncommon for us to acquire production materials and commence production activities based on estimated production yields and forecasted demand prior to

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or in excess of actual demand for our wafer probe cards. These factors result in normal recurring inventory valuation adjustments to cost of revenue. Aggregate inventory write downs were $7.9 million, $11.4 million and $7.0 million for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. We retain a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.
When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we defer the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts. The deferred inventory costs are classified as a component of "Prepaid expenses and other current assets" in the Consolidated Balance Sheet.
Property and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the following estimated useful lives of the assets: 5 years for machinery and equipment, 3 to 5 years for computer equipment and software and 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Construction-in-progress assets are not depreciated until the assets are placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization, are removed from the balance sheet and the resulting gain or loss is reflected in operations.
Intangible Assets
Intellectual property assets represent asset acquisition-related developed technology rights and are amortized on a straight-line basis over the periods of benefit, ranging from 3 to 5 years. We classify all identified intangible assets within "Other assets" in the Consolidated Balance Sheets. For further discussion of identified intangible assets, see Note 3—Balance Sheet Components of the Notes to the Consolidated Financial Statements. We perform a quarterly review of intangible assets to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.
Impairment of Long-Lived Assets
We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.
Recoverability is assessed based on the carrying amounts of the asset and its fair value which is generally determined as the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
Long-lived Assets Held For Sale
We classify long-lived assets as held for sale when certain criteria are met, including: management's commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; whether an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and whether it is unlikely that significant changes will be made to the plan to sell the assets. Long-lived assets held for sale are classified within "Prepaid expenses and other current assets" in the Consolidated Balance Sheets.
We measure long-lived assets to be disposed of by sale at the lower of the carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved. Changes to our estimated fair values of such assets are recorded in the periods in which such changes are identified.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We market and sell our products to a narrow base of customers and generally do not require collateral. In fiscal 2011, four customers accounted for 18%, 16%, 11% and 10% of revenues. In fiscal 2010, three customers accounted for 21%, 13% and 12% of revenues. In fiscal 2009, one customer accounted for 49% of revenues.
At December 31, 2011, two customers accounted for approximately 18% and 10% of accounts receivable. At December 25, 2010, three customers accounted for approximately 21%, 19% and 11% of accounts receivable. We operate in the intensely competitive semiconductor industry, including the DRAM and Flash markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.
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
Revenue Recognition
We recognize revenue when persuasive evidence of a sales arrangement exists, title and risk of loss has transferred to the customer, the selling price is fixed or determinable and collection of the related receivable is reasonably assured. In instances where final acceptance of the deliverable is specified by the customer, revenue is deferred until all acceptance criteria have been met.
In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price (“BESP”) for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. We have adopted this guidance effective with the first quarter of fiscal 2011 and it has been applied on a prospective basis for revenue arrangements entered into or materially modified after December 25, 2010.
This guidance does not generally change the units of accounting for our revenue transactions. We do not have a significant number of product offerings with multiple elements. Our multiple-element arrangements generally include probe cards and product maintenance and repair services. We allocate revenue to the deliverables based upon their relative selling price. Revenue allocated to each unit of accounting is then recognized when persuasive evidence of an arrangement exists, delivery has occurred or services are rendered, the sales price or fee is fixed or determinable and collectability is reasonably assured. Product maintenance and repair services are deferred and recognized ratably over the period during which the services are performed, generally one year, and costs are recorded as incurred.

When applying the relative selling price method, we determine the selling price for each deliverable using VSOE, TPE or BESP. For the vast majority of our arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement was allocated to each respective element based on its relative selling price, using VSOE. For those deliverables for which we cannot establish VSOE, we have determined our best estimate of selling price, as the Company has determined it is unable to establish TPE of selling price for the deliverables. The objective of BESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. We determine BESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.

The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial position, results of operations, or cash flows for the year ended December 31, 2011. The new accounting standards for revenue recognition if applied in the same manner to the year ended December 25, 2010 would not have had a material impact on total net revenues for that fiscal year.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues from the licensing of our design and manufacturing technology, which have not been material to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.
Warranty Obligations
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

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Warranty accrual beginning balance	$433	$732
Accrual (release) of warranties during the year	666	428
Settlements made during the year	(769)	(727)
Warranty accrual ending balance	$330	$433
Research and Development
Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred.
Allowance for Doubtful Accounts
A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in an increase in our net loss.
We recorded a provision for doubtful accounts of $5.0 million in fiscal 2009 primarily due to the heightened risk of non-payment of accounts receivable by certain customers that filed bankruptcy or those that were facing financial difficulty. In fiscal 2010, we recorded additional allowance for doubtful accounts in the amount of $0.3 million for accounts determined to be uncollectible and we released $8.7 million of allowance for doubtful accounts primarily due to a reduction of $6.7 million related to the dismissal of a complaint against a customer resulting in the write-off of previously reserved accounts receivable, a write-off of $0.5 million uncollectible debts that was previously reserved and receipt of payments totaling approximately $1.4 million for accounts receivable that was previously reserved. In fiscal 2011, we recorded a reduction in the provision of $0.6 million primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. We did not record any significant new allowances in fiscal 2011. The allowance for doubtful accounts consisted of the following activity for fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Allowance for doubtful accounts receivable
Fiscal year ended December 26, 2009	$4,220	$5,040	$—	$9,260
Fiscal year ended December 25, 2010	9,260	315	(8,728)	847
Fiscal year ended December 31, 2011	847	29	(638)	238

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We record charges related to long-lived assets to be abandoned when the assets cease to be used. When we cease using a building or other asset with remaining non-cancelable lease payments continuing beyond our use period, we record a liability for remaining payments under lease arrangements, as well as for contract termination costs, that will continue to be incurred under a contract for its remaining term without economic benefit to us at the cease-use date.
Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. We estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence giving greater weight to our recent cumulative losses and our ability to carryback losses against prior taxable income and, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ratably over the requisite service periods in our Consolidated Statement of Operations. The fair value of stock options is measured using the Black-Scholes option pricing model while the fair value for restricted stock awards and restricted stock units is measured based on the closing market price of our common stock on the date of grant.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Numerator:
Net loss used in computing basic and diluted net loss per share	$(65,981)	$(188,286)	$(155,653)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,521	50,246	49,483
Add potentially dilutive securities	—	—	—
Weighted-average shares used in computing diluted net loss per share	50,521	50,246	49,483
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Stock options	4,893	5,021	5,258
Restricted stock units	1,150	869	27
Employee stock purchase plan	135	65	123
Total potentially dilutive securities	6,178	5,955	5,408
Comprehensive Loss
Comprehensive loss includes net loss, foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities, the impact of which has been excluded from net loss and reflected as components of stockholders' equity.
Components of accumulated other comprehensive income was as follows (in thousands):

	December 31, 2011	December 25, 2010
Unrealized gain (loss) on marketable securities, net of tax of $384 and $299 in fiscal 2011 and fiscal 2010, respectively	$(123)	$(136)
Cumulative translation adjustments	2,823	2,163
Accumulated other comprehensive income	$2,700	$2,027
Recent Accounting Pronouncements
Fair Value

Effective December 26, 2010, as required, we adopted the guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  Specifically, we have adopted the guidance requiring the disclosure of the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2011 did not have a material impact on our consolidated financial statements.

Additionally, in May 2011 updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders' equity. The guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and are to be applied prospectively. This new guidance impacts how we report on fair value measurements only, and will have no effect on our results of operations, financial position or liquidity upon its required adoption by us on January 1, 2012.

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
Note 3—Balance Sheet Components
Marketable Securities
Marketable securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$76,462	$205	$(4)	$76,663
Agency securities	78,921	102	(42)	78,981
Commercial paper	1,998	—	—	1,998
	$157,381	$307	$(46)	$157,642
Marketable securities at December 25, 2010 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$105,513	$372	$(20)	$105,865
Agency securities	108,361	36	(224)	108,173
Commercial paper	11,988	2	—	11,990
	$225,862	$410	$(244)	$226,028
We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized losses on the Company's investments in fiscal 2011 and 2010, respectively, were caused primarily by changes in interest rates. We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the gross unrealized losses and fair value of those investments with unrealized losses, aggregated by investment category and the length of time that individual securities has been in a continuous unrealized loss position as of December 31, 2011 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury	$26,997	$(4)	$—	$—	$26,997	$(4)
Agency securities	43,459	(42)	—	—	43,459	(42)
	$70,456	$(46)	$—	$—	$70,456	$(46)
The following table summarizes the gross unrealized losses and fair value of those investments with unrealized losses, aggregated by investment category and the length of time that individual securities has been in a continuous unrealized loss position as of December 25, 2010 (in thousands):

	In Loss Position for Less than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury	$34,943	$(20)	$—	$—	$34,943	$(20)
Agency securities	65,989	(224)	—	—	65,989	(224)
	$100,932	$(244)	$—	$—	$100,932	$(244)
The contractual maturities of marketable securities as of December 31, 2011 and December 25, 2010 were as follows (in thousands):

	December 31, 2011		December 25, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$52,524	$52,586	$110,847	$111,020
Due in one year to five years	104,857	105,056	115,015	115,008
	$157,381	$157,642	$225,862	$226,028

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
Realized gains on sales or maturities of marketable securities were $32,000, $0.1 million and $18,000 for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.
Asset Retirement Obligations
We account for the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. Our retirement obligation is associated with our commitment to return property subject to operating leases in Taiwan, South Korea, Singapore and Japan to their original condition upon lease termination. We have estimated that as of December 31, 2011, gross expected future cash flows of approximately $1.6 million would be required to fulfill these obligations.
The carrying amount of the leasehold improvements resulting from asset retirement obligations is being amortized over the term of the related lease. During the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009, approximately $0, $24,000 and $0.4 million of the leasehold improvements were amortized to expense, respectively. Furthermore, during fiscal 2011 we updated our estimate for our asset retirement obligation in conjunction with the renewal of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases in certain locations. As a result, we recorded a benefit of $0.3 million due to the reduction in the estimated future required cash flows related to our obligations at these locations.
In connection with our Q3 2010 Restructuring Plan, we recorded impairment charges of $1.1 million to write down the carrying amount of leasehold improvements associated with asset retirement obligations in our Singapore manufacturing facility. This impairment charge was included within "Restructuring charges, net" in the Consolidated Statements of Operations. Subsequently, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility. As a result, our Consolidated Statement of Operations for the fiscal year ending December 31, 2011 includes a benefit of $1.1 million recorded to "Restructuring charges, net".
The following is a reconciliation of the aggregate retirement liability associated with our commitment to return property to its original condition upon lease termination included in non-current "Deferred rent and other liabilities" in the Consolidated Balance Sheets (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Asset retirement obligation beginning balance	$3,105	$2,350
Initial amount recorded for new asset retirement obligation	—	265
Liabilities settled	(1,121)	(453)
Increase (decrease) based on revised estimates of asset retirement obligations	(529)	702
Accretion expense	126	241
Asset retirement obligation ending balance	$1,581	$3,105
Inventories
Inventories consisted of the following (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Raw materials	$5,732	$2,736
Work-in-progress	5,938	16,807
Finished goods	6,422	5,460
	$18,092	$25,003

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Buildings	$790	$—
Machinery and equipment	127,309	115,847
Computer equipment and software	36,323	35,493
Furniture and fixtures	6,073	6,180
Leasehold improvements	70,097	69,934
	240,592	227,454
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(217,963)	(207,992)
	22,629	19,462
Construction-in-progress	12,503	17,849
	$35,132	$37,311
In fiscal 2011 and fiscal 2010, we wrote off fully depreciated assets with an acquired cost of $0.6 million and $6.8 million, respectively.
During the fiscal quarter ended March 26, 2011 we placed a building previously identified as held for sale back into service at its carrying value of $0.8 million.  This amount represents the lesser of its carrying amount before the building was classified as held for sale, adjusted for any depreciation that would have been recognized had the building been continuously classified as held and used, or the fair value at the date of the subsequent decision not to sell. The building is being depreciated over its estimated remaining useful life of ten years.
As discussed in Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements, in fiscal 2011 we recorded aggregated impairment charges of $0.5 million in our long lived assets. In fiscal 2010, we recorded aggregated impairment charges of $65.2 million, including $64.1 million and $1.1 million to write down the carrying values of certain property and equipment and intangible assets, respectively. In fiscal 2009, we recorded impairment charges totaling $1.7 million.
Depreciation and amortization of property, plant and equipment, excluding the impairments discussed above, for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 was approximately $10.8 million, $26.4 million and $32.2 million, respectively.
Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Accrued compensation and benefits	$6,986	$14,724
Accrued indirect and other taxes	2,916	1,808
Accrued commissions	438	563
Accrued warranty	330	433
Deferred rent	133	200
Accrued restructuring	200	1,833
Other accrued expenses	2,963	4,484
	$13,966	$24,045
In November 2009, we sold all rights, title and interest in a customer's bankruptcy claim to a third party in exchange for

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net proceeds of less than full value of the asserted claim. The proceeds were accounted for as a secured borrowing and included within "Accrued liabilities" in the Consolidated Balance Sheet at December 26, 2009. On October 8, 2010, we voluntarily dismissed our complaint against this customer. As a result, we released the amounts previously recorded as a secured borrowing and recorded a gain of $3.5 million in "Other income (expense), net" in the Consolidated Statements of Operations in the third quarter of fiscal 2010.
In the fourth quarter of fiscal 2010, we ceased the utilization of one facility in Livermore and our facility in Singapore that was expected to be utilized for our manufacturing operations. In connection with these decisions, we accrued liabilities totaling $0.7 million composed of $0.3 million and $0.4 million for the remaining lease obligations that will continue to be incurred under operating lease contracts of the Livermore and Singapore facilities, respectively. The $0.4 million charge relating to our Singapore facility was recorded as additional restructuring charges in connection with our Q3 2010 Restructuring Plan, as discussed in Note 4—Restructuring Charges of the Notes to the Consolidated Financial Statements. Subsequently, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility. As a result, our Condensed Consolidated Statement of Operations for the fiscal year ending December 31, 2011 includes a benefit of $0.4 million recorded to "Restructuring charges, net", which represents the remaining liability as of the date of the newly executed arrangement.
Note 4—Restructuring Charges
We have undertaken several restructuring actions during fiscal 2011 and fiscal 2010, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs. These actions are discussed below:

2010 Restructuring Activities

We recorded $3.4 million in restructuring charges during the first quarter of fiscal 2010 as part of our then-current regionalization strategy (the “Q1 2010 Restructuring Plan”).  These charges consisted of termination benefits related to reductions in work force of 106 full-time positions, which were all related to severance and related benefits.  The activities related to this action were completed during fiscal 2011. Subsequently, in the second quarter of fiscal 2010 we undertook a plan to rescind the previously issued severance arrangements for certain employees impacted by this plan, resulting in the reversal of $3.3 million of the accrual for severance costs booked in conjunction with the Q1 2010 Restructuring Plan, including the accrued retention bonus to date. We completed this rescission plan in fiscal 2010.

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function. We recorded $4.8 million in charges for the Q2 2010 Restructuring Plan during fiscal 2010, primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized.  As a result, we recorded impairment charges of approximately $1.0 million in the fiscal 2010, representing the net book value of these assets.

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

We recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.8 million for certain equipment and leasehold improvements, including assets related to asset retirement obligations, in Singapore that would no longer be utilized as a result of the Q3 2010 Restructuring Plan. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

 In the fourth quarter of fiscal 2010, we implemented a restructuring plan (the "Q4 2010 Restructuring Plan") including

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reducing our global workforce by 10 employees across the organization. We recorded $0.6 million in charges for severance and related benefits in fiscal 2010.

The ending restructuring accrual of $1.8 million as of December 25, 2010 reflects the unpaid amounts related to these actions as of that date. Unless otherwise noted, the activities comprising the above reductions in force were completed by the end of fiscal 2011.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits related to this plan. The activities comprising this reduction in workforce were substantially completed by the end of the third quarter of fiscal 2011.

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, our Consolidated Statement of Operations for the for the year ended December 31, 2011 includes a benefit of $1.5 million recorded to 'Restructuring charges, net'.

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this reduction in workforce were completed during the fourth quarter of fiscal 2011.

In the fourth quarter of fiscal 2011, we implemented a restructuring plan (the “Q4 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by eight full-time employees primarily in our finance and procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this reduction in workforce are expected to be completed by the end of the first fiscal quarter of fiscal year 2012.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activities related to the restructuring actions of fiscal 2011 (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other	Total
Accrual at December 27, 2008	$77	$—	$71	$148
Restructuring charges	8,419	366	(5)	8,780
Cash payments	(7,306)	—	10	(7,296)
Non-cash settlements	(217)	(366)	—	(583)
Accrual at December 26, 2009	973	—	76	1,049
Restructuring charges	10,057	8,787	411	19,255
Reversal of charges for Q1 2010 Restructuring Plan	(3,282)	—	—	(3,282)
Adjustments to restructuring charges	—	—	(76)	(76)
Cash payments	(6,184)	—	—	(6,184)
Non-cash settlements	(182)	(8,787)	40	(8,929)
Accrual at December 25, 2010	1,382	—	451	1,833
Restructuring charges	2,300	—	—	2,300
Adjustments to restructuring charges	—	—	(374)	(374)
Cash payments	(3,039)	—	(77)	(3,116)
Non-cash settlements	(443)	—	—	(443)
Accrual at December 31, 2011	$200	$—	$—	$200

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be completed by the end of the first fiscal quarter of fiscal 2012.
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
As of December 31, 2011, there were three outstanding foreign exchange forward contracts to sell Japanese Yen, Korean Won and to buy Taiwan Dollars. The following tables provide information about our foreign currency forward contracts outstanding as of December 31, 2011 and December 25, 2010:

December 31, 2011	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Sell	440,354	$5,661
Taiwan Dollar	Buy	(69,959)	(2,315)
Korean Won	Buy	(703,506)	(609)
Total USD notional amount of outstanding foreign exchange contracts			$2,737

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 25, 2010	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Sell	508,148	$6,116
Taiwan Dollar	Buy	(31,356)	(1,061)
Korean Won	Sell	3,754,684	3,249
Total USD notional amount of outstanding foreign exchange contracts			$8,304
The contracts outstanding at December 31, 2011 were entered into on December 30, 2011 and matured on January 3, 2012 for Taiwan Dollar and Korean Won contracts and January 4, 2012 for the Japanese Yen contract. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of December 31, 2011. Additionally, no gains or losses relating to the outstanding derivative contracts as of December 31, 2011 and December 25, 2010 were recorded during the respective fiscal periods.
The location and amount of losses related to non-designated derivative instruments that matured in the years ended December 31, 2011 and December 25, 2010 in the Consolidated Statement of Operations are as follows (in thousands):

		Losses Recognized on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	FY2011	FY2010
Foreign exchange forward contracts	Other Income (expense), net	$(579)	$(2,043)

Note 6—Impairment of Long-lived Assets
The following table summarizes the components of the impairments that we recorded in fiscal 2011, 2010 and 2009 (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Impairment of long-lived assets:
Restructuring	$—	$8,787	$366
Assets held for sale	—	342	1,000
Assets to be disposed of other than sale	549	2,956	288
Intangible assets	—	1,082	—
Enterprise-wide impairment	—	52,021	—
Total	$549	$65,188	$1,654
Restructuring
We did not record any impairment charges related to our restructuring activities during fiscal 2011.
In conjunction with the Q2 2010 Restructuring Plan we recorded an impairment charge of approximately $1.0 million in fiscal 2010 to write off certain equipment and software assets related to our assembly and test operations in Korea that would no longer be utilized. In addition, in conjunction with the Q3 2010 Restructuring Plan, we recorded an impairment charge of $7.8 million for certain assets related to our Singapore manufacturing operations. This impairment was composed primarily of $5.8 million for leasehold improvements, $0.6 million for manufacturing equipment and $0.6 million for software and system assets related to the manufacturing operations that will be taken out of service or abandoned, as well as $0.8 million to adjust the carrying amount of certain equipment determined to be held for sale.  In conjunction with the restructuring actions that we implemented in fiscal 2009, we recorded impairment charges of $0.4 million in the first quarter of fiscal 2009 related to certain assets that were taken out of service.
All of these charges were included within "Restructuring charges, net" in the Consolidated Statements of Operations in their respective periods.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets held for sale
We did not record impairment charges related to our assets held for sale during fiscal 2011.
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
In fiscal 2009, we recorded impairment charges of $1.0 million related to certain equipment that was determined to be held for sale. The impairment charges were originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in our Form 10-K filed for fiscal 2009. However this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2009 in this Annual Report on Form 10-K to conform with the current period presentation of asset impairments.
Assets to be disposed of other than sale
During fiscal 2011, we recorded impairment charges totaling $0.5 million related to certain assets to be disposed of other than by sale, all of which related to the termination of certain on-going projects that had been recorded in construction in progress, including aspects of certain software development for internal use.

During fiscal 2010, we recorded impairment charges totaling $3.0 million related to certain assets to be disposed of other than by sale. These charges were composed of $2.7 million related to the termination of on-going construction-in progress projects, including those related to certain projects for the development and build of manufacturing equipment, as well as additional equipment that was in-service and identified as excess capacity. Additionally, these charges included $0.3 million related to certain leasehold improvements that were abandoned as a result of the consolidation of office space in Livermore.
In fiscal 2009, we recorded an impairment of $0.3 million related to the termination of certain on-going projects that were in construction-in-progress. This impairment charge was originally recorded through "Cost of revenues" in the Consolidated Statement of Operations in the Form 10-K filed for fiscal 2009. However, this amount has been reclassified to "Impairment of long-lived assets" in the Consolidated Statement of Operations for fiscal 2009 in this Annual Report on Form 10-K to conform with the current period presentation of asset impairments.
All of these charges are included in "Impairment of long-lived assets" in the Consolidated Statements of Operations for their respective periods.
Intangible assets
We did not record impairment charges related to our intangible assets during fiscal 2011 and 2009.
During fiscal 2010, the combination of various factors, including our renewed focus on simplifying and refocusing our operations on our core competencies, resulted in our decision to reduce efforts geared at licensing and marketing the software underlying certain of our intangible assets related to precision motion control automation that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2009 through a bankruptcy proceeding. As a result, we performed an impairment analysis of these purchased intangible assets during the third quarter of fiscal 2010 and recorded an impairment charge of $1.1 million for the carrying amount of the impaired assets. The impairment charge was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations.
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
We determined our long-lived asset group to be our consolidated long-lived assets as we had determined that we operate as one reporting unit and segment. This asset group included property and equipment, as well as purchased intangible assets. The recoverability of assets to be held and used was measured by comparing the carrying amount of these assets, after adjustment for the various specific impairments discussed above, to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For each asset, we then compared the estimated fair value to the individual asset's carrying amount to determine the amount of the impairment charge. Based on this analysis, we recorded an impairment charge of approximately $52.0 million in the third quarter of fiscal 2010. This charge, which was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations, comprised $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.
Note 7—Fair Value
We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We also have certain manufacturing equipment held for sale, which are measured at fair value on a non-recurring basis and included within "Prepaid expenses and other current assets" in the accompanying Consolidated Balance Sheets.
The accounting standards define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and require disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The accounting standard for fair value establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
We adopted the accounting standard for fair value as of the beginning of our fiscal 2008 year for our financial assets and financial liabilities, and as of the beginning of our 2009 fiscal year as it related to non-recurring fair value measurement

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements for non-financial assets and liabilities.
Assets Measured at Fair Value on a Recurring Basis
We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, agency securities, commercial papers and foreign currency derivatives. The following tables represent the fair value hierarchy for our financial assets (cash equivalents and marketable securities):
Fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$106,147	$—	$106,147
Commercial paper	—	8,999	8,999
Marketable securities
U. S. treasury	—	76,663	76,663
Agency securities	—	78,981	78,981
Commercial paper	—	1,998	1,998
	$106,147	$166,641	$272,788
Fair value measured on a recurring basis as of December 25, 2010 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$82,996	$—	$82,996
Commercial paper	—	16,991	16,991
Marketable securities
U. S. treasury	—	105,865	105,865
Agency securities	—	108,173	108,173
Commercial paper	—	11,990	11,990
	$82,996	$243,019	$326,015
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis
The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis at their respective measurement dates (in thousands) at December 31, 2011:

	Level 3	Total Losses Fiscal 2011
Long-lived assets held for sale	$389	$—
Total	$389	$—
At the end of fiscal 2010, we had a building held for sale in Livermore, California, which was classified as Level 2 because the estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from sources independent of us.  During the fiscal quarter ended March 26, 2011 we placed this building back into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from 'Prepaid expenses and other current assets' to 'Property, plant and equipment, net' in the Condensed Consolidated Balance Sheet.  See Note 3 - Balance Sheets Components of the Notes to the Consolidated Financial Statements for more information.
We also have certain manufacturing equipment held for sale in Livermore, California which is classified as Level 3 as we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  As of both December 31, 2011 and December 25, 2010, our held for sale assets in Livermore were valued at $0.4 million and continued to be classified as Level 3 based on the fact that we used unobservable inputs in their valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions.
Other than the building previously held for sale that was put into service during the three months ended March 26, 2011, we did not have any assets that were transferred to or from Level 3 during the year ended December 31, 2011.
The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a non-recurring basis at their respective measurement dates (in thousands) at December 25, 2010:

	Level 2	Level 3	Total	Total Losses Fiscal 2010
Long-lived assets held and used	$38,042	$—	$38,042	$(52,021)
Long-lived assets held for sale	790	389	1,179	(1,229)
Total	$38,832	$389	$39,221	$(53,250)
In conjunction with our enterprise-wide asset impairment analysis performed in the third quarter of fiscal 2010, long-lived assets held and used with a carrying amount of $90.0 million were written down to their estimated fair value of $38.0 million at September 25, 2010, in accordance with the provisions for the impairment or disposal of long-lived assets. The total impairment charge of $52.0 million was included in “Impairment of long-lived assets” in the Consolidated Statement of Operations during the third quarter of fiscal 2010. The amounts in the table above reflect the results of the non-recurring fair value measurement as of the third quarter of 2010. As of December 25, 2010, there were no additional non-recurring fair value measurements associated with these assets, and the carrying amount of these assets have been reduced for depreciation on the new carrying values in the fourth quarter of fiscal 2010, which is discussed in Note 3 - Balance Sheet Components of the Notes to the Consolidated Financial Statements.
At the end of fiscal 2009, the aforementioned building held for sale in Livermore, California, was classified as Level 3 as we used unobservable inputs in its valuation reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity. During fiscal 2010, we determined that the carrying amount of the building that was held for sale exceeded its estimated fair value. In accordance with the provisions for the impairment or disposal of long-lived assets, this building held for sale was written down to its estimated fair value, less estimated costs to sell, of $0.8 million, resulting in a loss of $0.1 million, which was included in “Impairment of long-lived assets” in the Consolidated Statement of Operations for fiscal 2010. As of December 25, 2010, this building held for sale was carried at $0.8 million. Because the updated estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building developed based on market data obtained from

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sources independent of us, we transferred this building from Level 3 to Level 2 in fiscal 2010.
Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.
Note 8—Intangible Assets
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
As discussed in Note 6—Impairment of Long-lived Assets, we wrote off $1.1 million carrying amount of certain purchased intellectually property in the third quarter quarter of fiscal 2010 and recorded $0.2 million of impairment charge to the remaining intangible assets as part of the enterprise-wide impairment analysis. As of December 31, 2011, the carrying amount of our intangible assets was $3.2 million, with $5.9 million as the gross amount and $2.7 million as the accumulated amortization. We recorded $1.2 million amortization expense for our intangible assets in fiscal 2011, all of which was charged to cost of revenues. The purchased intellectual property assets had a weighted average remaining amortization period of 2.7 years at December 31, 2011. The intangible assets are included in "Other assets" in the Consolidated Balance Sheets.
Based on the carrying value of the intangible assets recorded as of December 31, 2011, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2012	$1,179
2013	1,179
2014	883
Total	$3,241

As of December 25, 2010, the carrying amount of our intangible assets was $4.4 million, with $5.9 million as the gross amount and $1.5 million as the accumulated amortization. The amortization of the purchased intellectual property assets was $1.7 million for fiscal 2010, of which $1.3 million was charged to cost of revenues and $0.4 million was charged to selling, general and administrative expense.
Note 9—Commitments and Contingencies
Environmental Matters
We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2011 or fiscal 2010. In fiscal 2009 we received one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of December 31, 2011.
While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive additional environmental violation notices, and if received, final resolution of the

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contractual Obligations
The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2011:

	Payments Due In Fiscal Years
	2012	2013-2014	2015-2016	After 2016	Total
	(In thousands)
Operating leases	$3,833	$6,500	$4,834	$12,535	$27,702
Other purchase obligations	3,389	420	350	—	$4,159
Total	$7,222	$6,920	$5,184	$12,535	$31,861
We lease facilities under non-cancellable operating leases with various expiration dates through 2021. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments.
Rent expense for the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009, was approximately $4.8 million, $5.4 million and $5.7 million, respectively.
Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $17.8 million as of December 31, 2011 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 31, 2011, the changes to our uncertain tax positions in the next 12 months, that are reasonable possible, are not expected to have a significant impact on our financial position or results of operations.
Indemnification Arrangements
We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 31, 2011.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. In fiscal 2011, we received inquiries from a foreign jurisdiction tax authority regarding certain indirect tax matters. We are cooperating with these inquiries, which relate to our prior shipping process for new product qualifications and for products for certain of our repair center activities. To date, we have accrued $1.0 million for potential exposure related to this matter, but it is possible that the inquiries could result in additional material liabilities and that we could incur material expenses in responding to the inquiry.
Patent Litigation
In 2005, we filed a patent infringement lawsuit in the United States District Court for the District of Oregon against Phicom Corporation, a Korea corporation, and its U.S. subsidiary, both collectively “Phicom”, charging that it is willfully infringing four U.S. patents that cover key aspects of our wafer probe cards-U.S. Patent Nos. 5,974,662, 6,246,247, 6,624,648, and 5,994,152. In 2006, we also filed an amended complaint in the same Oregon district court adding two additional patents to the litigation-U.S. Patent Nos. 7,073,254 and 6,615,485. The district court action proceeded in parallel with legal action we brought against Phicom in Korea Courts. The district court action was stayed pending resolution of the complaint that we filed with the United States International Trade Commission, or Commission, on or about November 13, 2007, seeking institution of a formal investigation into the activities of Phicom and of Micronics Japan Co., Ltd. An investigation was initiated and, in November 2009, in response to a request for review of prior decisions by the assigned Administrative Law Judge, the Commission issued a decision, which is termed a “final determination,” finding certain of FormFactor's asserted patent claims valid, but not infringed, and other asserted patent claims invalid. The Commission did not find a violation of Section 337 of the Tariff Act of 1930 and terminated the investigation without issuing an exclusionary order against any products. We did not appeal the final determination to the Court of Appeals for the Federal Circuit. The stay in the district court action against Phicom, now operating under the name TSC MEMSYS Co. Ltd., was lifted. During our fiscal quarter ending September 24, 2011, we resolved amicably the district court action in Oregon, as well as any continuing infringement proceedings, through a confidential settlement agreement.

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated alleging Micro-Probe is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. In the lawsuit we are also seeking injunctive relief and money damages for Micro-Probe's alleged infringement of our U.S. Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” U.S. Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” U.S. Patent No. 6,965,244 for “High Performance Probe System,” U.S. Patent No. 7,227,371 for “High Performance Probe System,” U.S. Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and U.S. Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which is the subject of a re-examination proceeding before the U.S. Patent and Trademark Office, or USPTO, and for which we received a “Notice of Intent to Issue Inter Partes Reexamination Certificate” in January 2012. Micro-Probe and the former employee have both filed answers to our amended complaint. We have filed a second amended complaint in which we added allegations of infringement based upon two additional patents: U.S. Patent No. 7,671,614 for “Apparatus and Method for Adjusting An Orientation of Probes” and U.S. Patent No. 7,225,538 for “Resilient Contact Structures Formed And Then Attached To A Substrate”.

One or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. These actions include requests for re-examination proceedings filed by Micro-Probe with the USPTO directed to our U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, 6,965,244, 7,225,538, 7,227,371 and 7,671,614. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422 and 6,441,315, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614. The USPTO has issued a re-examination certificate

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for U.S. Patent No. 6,246,247. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 31, 2011. We will incur material attorneys' fees in prosecuting and defending the various identified actions.
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
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2011.
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

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012. Under the existing program, we may repurchase up to a total of $40.5 million of outstanding common stock during the program period. The terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

During fiscal year 2010, we repurchased and retired 70,000 shares of common stock for $0.6 million. During fiscal year 2011, we repurchased and retired 2,332,740 shares for $16.4 million. All of our repurchases were made under the authorized repurchase program.
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
Equity Incentive Plans
We have options to purchase shares of common stock outstanding under the 1996 Stock Option Plan, the Incentive

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option Plan and the Management Incentive Option Plan (the "Plans") for which we have reserved shares for issuance upon exercise of these options. Since the effectiveness of our 2002 Equity Incentive Plan in connection with our initial public offering, we do not grant any options under the Plans. Under the Plans, the Board of Directors had the authority to issue incentive stock options to employees and non-qualified stock options and stock purchase rights to consultants and employees of ours. The Board of Directors had the authority to determine to whom options would be granted, the number of shares, the term and exercise price (which could not be less than fair market value at date of grant for incentive stock options or 85% of fair market value for non-qualified stock options). If an employee owned stock representing more than 10% of the outstanding shares, the price of each share would be at least 110% of the fair market value, as determined by the Board of Directors. Generally, the options issued under the Plans vest 25% on the first anniversary of the vesting commencement date and on a monthly basis thereafter for a period of an additional three years. The options have a maximum term of ten years. Unvested option exercises are subject to repurchase upon termination of the holder's status as an employee or consultant. At December 31, 2011 and December 25, 2010, no shares of common stock were subject to our right of repurchase.
On April 18, 2002, the Board of Directors adopted the 2002 Equity Incentive Plan ("2002 Plan"), which became effective upon the effective date of the initial public offering of our common stock. The 2002 Plan provides for the grant of both, incentive stock options and nonqualified stock options, restricted stock and restricted stock units. The incentive stock options may be granted to our employees and the nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. The exercise price of incentive stock options granted to 10% stockholders must be at least equal to 110% of the fair market value of common stock on the date of grant and vest over five years. All other options granted under the 2002 Plan are exercisable as determined by the Compensation Committee of the Board of Directors. For options granted on or before February 9, 2006, the options generally expire ten years from date of grant and vest over three to four years. For options granted after February 9, 2006, the options generally expire seven years from the date of grant and vest over three to four years. Options re-granted as a result of our stock exchange program in the fourth quarter of fiscal 2010 (see Note 11—Stock-Based Compensation of Notes to the Consolidated Financial Statements) expire five years from date of the exchange and vest over three years. Restricted stock and restricted stock units granted under the 2002 Plan generally vest over four years in annual tranches.
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
At December 31, 2011, 11,578,098 shares were available for grant under the 2002 Plan.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Activity of the stock options under the Plans and the 2002 Plan is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 27, 2008	6,686,820	$27.36
Options granted	449,980	17.71
Options exercised	(319,386)	13.37
Options canceled	(957,594)	34.80
Outstanding at December 26, 2009	5,859,820	26.17
Options granted (1)	3,425,309	10.15
Options exercised	(115,597)	5.99
Options canceled (2)	(3,851,145)	28.60
Outstanding at December 25, 2010	5,318,387	14.53
Options granted	459,750	9.72
Options exercised	(141,280)	6.47
Options canceled	(1,017,835)	19.92
Outstanding at December 31, 2011	4,619,022	$13.11	4.45	$—
Vested and expected to vest at December 31, 2011	4,376,041	$13.29	4.37	$—
Exercisable at December 31, 2011	2,435,711	$16.10	3.51	$—

(1)	Options granted in fiscal 2010 included 679,864 shares of re-granted stock options with an exercise price of $8.61 per share as a result of our stock option exchange program effective October 1, 2010.

(2)	Options canceled in fiscal 2010 included 2,779,782 shares with a weighted average exercise price of $29.58 per share as a result of our stock option exchange program effective October 1, 2010.
The intrinsic value of option exercises during fiscal 2011 was $0.2 million. Cash received from stock option exercises in fiscal 2011 was $0.9 million. We did not realize any gross tax benefits in connection with these exercises.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
Restricted stock units are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to us. Activity of the restricted stock units under our 2002 Plan for the fiscal year ended December 31, 2011 is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2008	583,865	$19.92
Granted	1,151,462	18.00
Vested	(160,137)	15.55
Canceled	(83,512)	18.44
Restricted stock units at December 26, 2009	1,491,678	18.51
Granted	776,318	14.57
Vested	(464,050)	18.95
Canceled	(431,034)	17.99
Restricted stock units at December 25, 2010	1,372,912	16.29
Granted	687,645	9.94
Vested	(510,330)	16.70
Canceled	(242,924)	15.82
Restricted stock units at December 31, 2011	1,307,303	$12.88
The total fair value of restricted stock units vested during fiscal 2011, 2010 and 2009 was $4.6 million, $6.0 million and $2.5 million respectively.
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
During fiscal 2011, 2010, and 2009, employees purchased 386,818 shares, 365,871 shares and 269,156 shares under this program at a weighted average exercise price of $7.27, $10.35 and $13.37, respectively.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below shows the stock-based compensation expense included in the Consolidated Statement of Operations (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Stock-based compensation expense included in:
Cost of revenues(1)	$3,473	$3,733	$3,516
Research and development	4,293	5,610	4,407
Selling, general and administrative(2)(3)	6,083	8,270	12,637
Restructuring charges, net	—	190	216
Total stock-based compensation	13,849	17,803	20,776
Tax effect on stock-based compensation	—	—	—
Total stock-based compensation, net of tax	$13,849	$17,803	$20,776

(1)
Fiscal 2011 includes $0.3 million of net stock-based compensation expense resulting from the modification and acceleration of certain stock options and restricted stock units to a former executive in conjunction with a separation agreement and mutual release.

(2)
Fiscal 2010 includes $0.5 million of stock-based compensation expense and an offsetting benefit of $0.7 million related to the reversal of previously recognized expense for unvested stock options resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to our former executive members in conjunction with their departure from the Company (See Note 15—Departure of Executive Officers of the Notes to Consolidated Financial Statements). Additionally, fiscal 2010 includes $0.1 million of net stock-based compensation expense resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to former members of the Board of Directors in conjunction with their departure from the Company.

(3)
Fiscal 2009 includes $2.5 million of stock-based compensation expense resulting from the modification and acceleration of the vesting of a portion of options awarded to our founder and former Executive Chairman of the Board of Directors in conjunction with his separation agreement and mutual release.

Stock Options
The exercise price of each stock option equals the market price of our stock on the date of grant. Most options are scheduled to vest over three to four years and expire seven years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In addition, we estimate forfeitures when recognizing compensation expense, and adjust our estimates of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options granted in fiscal 2011, 2010 and 2009. The re-granted options from our stock exchange program are excluded from this table.

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Stock Options:
Dividend yield	—%	—%	—%
Expected volatility	50.30%	50.89%	52.19%
Risk-free interest rate	1.67%	1.23%	1.68%
Expected life (in years)	4.26	4.42	4.69
Our computation of expected volatility was based on a combination of historical and market-based implied volatility

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from traded options on our common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. We determine the expected term by considering several factors, including historical option exercise behavior, post vesting turnover rates, contractual terms and vesting periods of the options granted. In fiscal 2010, we granted approximately 2.0 million stock options to employees with vesting periods that range from two to three years and contractual terms that range from five to seven years. Because we did not have sufficient historical data for stock options with similar vesting or contractual terms, the simplified method was applied for deriving the expected term for these stock options. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used the expected term under this method. We did not apply the simplified method to any stock options granted in fiscal 2011.
During fiscal 2011, 459,750 shares of stock options were granted under the 2002 Plan with a weighted average grant-date fair value of $4.06 per share. Excluding the 679,864 shares of stock options that were re-granted on October 1, 2010, 2,745,445 shares of stock options were granted in fiscal 2010 with the weighted average grant-date fair value of $4.46 per share. During fiscal 2009, 449,980 shares of stock options were granted under the 2002 Plan with the weighted average grant-date fair values of $7.96 per share.
As of December 31, 2011, the unamortized stock-based compensation balance related to stock options was $8.2 million after estimated forfeitures, which will be recognized over an estimated period of 2.1 years based on the weighted average days to vest.
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
Employee Stock Purchase Plan
During the fiscal year ended December 31, 2011, 386,818 shares were issued under the 2002 ESPP. As of December 31, 2011, we had $0.1 million of total unrecognized stock-based compensation expense, which will be recognized over the weighted average period of approximately one month. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in estimating the fair value of employees' purchase rights under the 2002 ESPP:

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	53.47%	41.25%	38.42%
Risk-free interest rate	0.23%	0.24%	0.32%
Expected life (in years)	0.8	0.7	0.6
Restricted Stock Units
The fair value of restricted stock units is determined using the market closing price of our common stock on the grant date, and compensation cost is recognized over the vesting period on a straight line basis. The restricted stock units generally vest over four years.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2011, 2010 and 2009, 687,645 shares, 776,318 shares and 1,151,462 shares of restricted stock units were granted under our 2002 Plan with the weighted average grant-date fair values of $9.94, $14.57 and $18.00 per share, respectively. As of December 31, 2011, the unamortized stock-based compensation balance related to restricted stock units was $8.4 million after estimated forfeitures, which will be recognized over an estimated period of 2.5 years based on the weighted average days to vest.
Note 12—Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
United States	$(71,172)	$(178,849)	$(130,815)
Foreign	3,290	(11,357)	(11,624)
	$(67,882)	$(190,206)	$(142,439)
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Current provision (benefit):
Federal	$(157)	$(2,436)	$(25,267)
State	1	(107)	61
Foreign	(546)	2,728	806
	(702)	185	(24,400)
Deferred provision (benefit):
Federal	(37)	(85)	30,889
State	—	—	8,518
Foreign	(1,162)	(2,020)	(1,793)
	(1,199)	(2,105)	37,614
Total provision for (benefit from) income taxes	$(1,901)	$(1,920)	$13,214
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 35% and the provision for (benefit from) income taxes for fiscal 2011, 2010 and 2009 (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
U.S. statutory Federal tax rate	$(23,759)	$(66,571)	$(49,854)
State taxes and credits, net of Federal benefit	(1,890)	(5,776)	(424)
Amortization of stock-based compensation, net of tax benefit	287	606	484
Research and development credits	(2,499)	(2,622)	(2,435)
Foreign net operating losses	—	—	4,628
Tax exempt interest income	—	—	(90)
Foreign taxes at rates different than the U.S.	(294)	2,765	(244)
Other permanent differences	126	1,829	2,439
Change in valuation allowance	25,622	68,634	57,702
Other	506	(785)	1,008
Total	$(1,901)	$(1,920)	$13,214

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010
Tax credits	$25,168	$22,129
Inventory reserve	20,028	18,147
Other reserves and accruals	4,241	4,472
Non-statutory stock options	19,708	25,062
Depreciation and amortization	10,682	14,999
Net operating loss carryforwards	96,219	48,884
Gross deferred tax assets	176,046	133,693
Valuation allowance	(168,875)	(127,730)
Total deferred tax assets	7,171	5,963
Unrealized investment gains	(102)	(280)
Total deferred tax liabilities	(102)	(280)
Net deferred tax assets	$7,069	$5,683
We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis in accordance with GAAP to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. During fiscal 2011 and 2010, we maintained a valuation allowance against our U.S. deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.
During the fiscal quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity's structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.
The valuation allowance against deferred tax assets consisted of the following activity for the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

Description	Balance at Beginning of Year	Additions	Reduction	Balance at End of Year
Allowance against deferred tax assets
Year ended December 26, 2009	$1,395	$57,702	$—	$59,097
Year ended December 25, 2010	59,097	68,634	—	127,731
Year ended December 31, 2011	127,731	44,520	(3,376)	168,875

At December 31, 2011, we had Federal research and development tax credit, net operating loss, and foreign tax credit carryforwards of approximately $18.5 million, $231.3 million and $1.7 million, which will expire at various dates from 2015 through 2031. We had alternative minimum tax credits of $2.3 million which do not expire. We had California research credit and net operating loss carryforwards of approximately $20.6 million and $227.6 million, respectively. The California research credit can be carried forward indefinitely while California net operating loss carryforwards will expire at various dates from 2028 through 2031. We had Singapore net operating loss carryforwards of approximately $13.5 million which can be carried

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forward indefinitely.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for approximately $6.1 million of undistributed earnings of its foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
During fiscal 2011, fiscal 2010 and fiscal 2009, tax benefits associated with the exercise of employee stock options and other employee stock programs of $0, $0 and $10,000, respectively, were credited to stockholders' equity.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Unrecognized tax benefit beginning balance	$17,500	$17,925	$15,816
Additions based on tax positions related to the current year	751	1,610	1,620
Reductions for tax positions of prior years	(270)	—	—
Reductions to unrecognized tax benefits due to lapse of the applicable statute of limitations	(148)	(35)	(29)
Settlements	(81)	(2,000)	—
Unrecognized tax benefit ending balance	$17,752	$17,500	$17,407
At December 31, 2011, we had gross tax-effected unrecognized tax benefits of $17.8 million of which $2.3 million if recognized, would impact the effective tax rate.
We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest charges and penalties of $12,000 and $0.3 million in fiscal 2011 and fiscal 2009, respectively, and an interest benefit of $0.3 million for fiscal 2010. As of December 31, 2011 and December 25, 2010, we have accrued total interest charges and penalties of approximately $0.7 million and $0.6 million, respectively, related to uncertain tax positions.
The amount of income taxes we pay is subject to ongoing audits by Federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 31, 2011 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.
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
Note 13—Employee Benefit Plans
We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match up to 50% of an eligible employee's contributions to a maximum of the first 3% of the eligible employee's contributions through a fiscal year. We also provide a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions.
We suspended our match under the 401(k) plan in the second quarter of fiscal 2009 as part of our cost reduction efforts. During the third quarter of fiscal 2010, we reinstated the employer match feature due to the progress that we had made in streamlining and simplifying our operations and reducing operating costs as we continue to focus on returning the Company to profitability. The total charge to operations under the 401(k) and the profit sharing retirement plans aggregated $0.6 million in fiscal 2011, $0.2 million in fiscal 2010 and $0.9 million in fiscal 2009.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes revenue by country as a percentage of total revenues based upon ship-to location:

	December 31, 2011	December 25, 2010	December 26, 2009
Taiwan	31.8%	38.5%	19.9%
South Korea	23.1	13.8	4.0
Japan	17.4	15.1	47.7
North America	15.3	20.3	18.1
Asia-Pacific	8.2	8.0	4.2
Europe	4.2	4.3	6.1
Total	100.0%	100.0%	100.0%
The following table summarizes revenue by product group (in thousands):

	Fiscal Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
DRAM	$115,678	$131,207	$108,820
SoC	29,050	27,290	19,233
Flash	24,597	30,068	7,282
Total revenues	$169,325	$188,565	$135,335
Long-lived assets, comprising net property, plant and equipment, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 31, 2011	December 25, 2010	December 26, 2009
North America	$31,291	$32,363	$84,734
Japan	1,967	2,554	4,594
South Korea	834	999	3,244
Asia-Pacific	499	547	1,632
Singapore	485	747	3,077
Europe	56	101	477
Total	$35,132	$37,311	$97,758
The following customers represented greater than 10% of our revenues in fiscal 2011, fiscal 2010 and fiscal 2009:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Elpida Memory(1)	18.2%	21.2%	49.1%
Hynix Semiconductor(2)	16.3	12.8	*
Samsung(3)	11.2	12.0	*
Micron Semiconductor(4)	10.2	*	*
Total	55.9%	46.0%	49.1%

(1)	Includes Elpida Memory and its consolidated subsidiaries, Rexchip Electronics Corporation and Tera Probe, Inc.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes Hynix Semiconductor and its consolidated subsidiary Hynix-Numonyx Semiconductor.

(3)	Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

(4)	Includes Micron Semiconductor and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Numonyx Pte. Ltd., Numonyx Israel Ltd. and Micron Japan, Ltd.

*	Less than 10% of revenues.
The percentages above reflect customer constellations as of December 31, 2011. Prior period concentrations have been updated to reflect the current customer compositions.
Note 15—Departure of Executive Officers
In the second quarter of fiscal 2010, we entered into Separation Agreements with Mario Ruscev and Jean Bernard Vernet in connection with their resignations on May 19, 2010 as Chief Executive Officer and Chief Financial Officer, respectively. As a result, we recorded a net charge of $0.7 million within "Selling, general and administrative" expenses in the Consolidated Statements of Operations, comprised of $0.8 million of severance expenses net of $0.1 million benefits from stock-based compensation. They have each signed a general release and waiver of claims in favor of the Company, and continue to be bound by the Company's employment, confidential information and invention assignment agreement.
Additionally, in December 2010, we entered into a Separation Agreement and General Release with a former Senior Vice President. As a result, we recorded a net charge of $0.2 million within "Selling, general and administrative" expenses in the Consolidated Statements of Operations, which comprised $0.3 million of severance expenses net of $0.1 million benefits from stock-based compensation.
In October 2011, we entered into a Separation Agreement and General Release with a former Senior Vice President. As a result, we recorded charges of $0.8 million within “Cost of revenues” in the Condensed Consolidated Statement of Operations for the fiscal quarter and year ending December 31, 2011, such charge being composed of $0.5 million of payroll and related expenses and $0.3 million of stock-based compensation expense related to the modification of certain stock-based compensation awards.
Note 16—Related Party Transactions
We engaged the law firm of Orrick, Herrington & Sutcliffe LLP ("Orrick") in fiscal 2007, and continuing through our fiscal 2011, to provide us with certain legal services, including matters related to compensation and benefits, and to represent us and certain of our then directors and officers in the securities class action litigation and the stockholder derivative litigation. A partner at Orrick, who is not involved in the above matters, is the brother-in-law of Stuart L. Merkadeau, our Senior Vice President, General Counsel and Secretary. Mr. Merkadeau does not have a financial or other interest in Orrick's engagement and Mr. Merkadeau's brother-in-law does not provide any legal services to us. Prior to engaging Orrick , our management discussed the potential engagement with our Governance Committee of the Board of Directors under the Statement of Policy regarding Related Person Transactions. The Governance Committee reviewed and approved the Orrick engagement, and continues to monitor the engagement, which in fiscal 2011 also included certain compensation and benefits matters, as well as certain labor and employment matters, as necessary. We paid Orrick $0.2 million and $0.8 million in fiscal 2011 and in fiscal 2010, respectively, for legal services rendered. As of the date of this Annual Report on Form 10-K, Orrick continues to provide legal services in the above matters.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Quarters Ended
	Dec. 31, 2011	Sep. 24, 2011	June 25, 2011 (3)	Mar. 26, 2011	Dec. 25, 2010 (3)	Sep. 25, 2010(1)(2)	June 26, 2010	Mar. 27, 2010
	(in thousands, except per share data)
Revenues	$30,224	$52,115	$46,558	$40,428	$43,912	$47,347	$57,640	$39,666
Cost of revenues	35,199	40,141	36,668	36,359	40,593	54,541	53,710	41,994
Gross profit (loss)	(4,975)	11,974	9,890	4,069	3,319	(7,194)	3,930	(2,328)
Operating Expenses:
Research and development	10,683	10,423	10,878	11,560	11,476	12,825	15,997	15,091
Selling, general and administrative	11,964	11,200	11,154	12,387	14,398	16,219	18,725	17,867
Restructuring charges, net	325	258	(1,099)	1,038	1,305	8,539	2,513	3,550
Impairment of long lived assets	98	100	—	351	—	55,402	999	—
Total operating expenses	23,070	21,981	20,933	25,336	27,179	92,985	38,234	36,508
Operating loss	(28,045)	(10,007)	(11,043)	(21,267)	(23,860)	(100,179)	(34,304)	(38,836)
Interest income, net	276	335	369	424	426	623	722	775
Other income (expense), net	941	(75)	584	(374)	431	3,960	(82)	117
Loss before income taxes	(26,828)	(9,747)	(10,090)	(21,217)	(23,003)	(95,596)	(33,664)	(37,944)
Provision for (benefit from) income taxes	147	157	(2,412)	207	(2,592)	231	200	240
Net loss	$(26,975)	$(9,904)	$(7,678)	$(21,424)	$(20,411)	$(95,827)	$(33,864)	$(38,184)
Net loss per share:
Basic and diluted	$(0.54)	$(0.20)	$(0.15)	$(0.42)	$(0.40)	$(1.90)	$(0.68)	$(0.77)
Weighted average number of shares used in per share calculations:
Basic and diluted	49,967	50,747	50,773	50,636	50,573	50,431	50,084	49,890

(1)
In the third quarter of fiscal 2010, "Other income (expense), net" included a $3.5 million gain resulting from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

(2)
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

(3)
In the second quarter of fiscal 2011, we recorded a tax benefit in the amount of $2.5 million from the release of a deferred tax valuation allowance recorded in a non-U.S. jurisdiction. This benefit resulted in an overall income tax benefit, rather than an income tax provision in the second quarter of fiscal 2011. In the fourth quarter of fiscal 2010, we recorded an income tax benefit in the amount of $2.4 million related to the settlement of an on-going audit in a non-U.S. jurisdiction. This benefit resulted in an overall income tax benefit, rather than an income tax provision in the fourth quarter of fiscal 2010.

INDEX TO EXHIBITS

Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.02	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Richard Hoffman dated February 9, 1994	S-1	333-86738	4/22/2002	4.03
4.03	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Milton Ohring dated April 11, 1994	S-1	333-86738	4/22/2002	4.04
4.04	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Benjamin Eldridge dated August 12, 1994	S-1	333-86738	4/22/2002	4.05
4.05	Stockholders Agreement by and among the Registrant, Dr. Igor Y. Khandros, Susan Bloch and Charles Baxley, P.C. dated September 8, 1994	S-1	333-86738	4/22/2002	4.06
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Separation Agreement and General Release dated January 30, 2007 with Joseph R. Bronson	8-K	000-50307	1/31/2007	10.01
10.10+	Separation Agreement and General Release dated March 20, 2008 with Ronald C. Foster	8-K	000-50307	3/26/2008	10.01
10.11+	Employment Offer Letter dated November 23, 2007 to Dr. Mario Ruscev	8-K	000-50307	1/7/2008	99.01
10.12+	Employment Offer Letter dated September 25, 2007 to Jorge L. Titinger	10-K	000-50307	2/27/2008	10.12
10.13+	Separation Agreement and General Release dated April 15, 2008 with Jorge L. Titinger	8-K	000-50307	4/21/2008	10.01
10.14+	Employment Offer Letter dated March 1, 2008 to Jean B. Vernet	8-K	000-50307	3/31/2008	10.01
10.15+	Separation Agreement and Mutual Release dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/2009	10.01
10.16+	Consulting Agreement dated May 1, 2009 with Dr. Igor Y. Khandros	8-K	000-50307	5/1/2009	10.02
10.17+	Written description of definitive agreement to accelerate vesting of restricted stock units of Dr. Thomas J. Campbell in connection with his resignation as director	8-K	000-50307	12/16/2009	—
10.18+	Written description of definitive agreements to increase base salaries and bonus targets for certain executive officers approved on April 16, 2007	8-K	000-50307	4/20/2007	—
10.19+	Written description of definitive agreement regarding director compensation approved on May 21 and 22, 2008	8-K	000-50307	5/28/2008	—
10.20	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.21	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.22	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19

10.23	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.24	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.25	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.26	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.27+	Employment Letter Agreement, dated May 19, 2010, between G. Carl Everett, Jr. and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.1+
10.28+	Employment Letter Agreement, dated May 19, 2010, between Richard DeLateur and FormFactor, Inc.	8-K	000-50307	5/25/2010	10.2+
10.29+	Separation Agreement and General Release, dated June 1, 2010, between Jean Vernet and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.1+
10.30+	Separation Agreement and General Release, dated June 6, 2010, between Mario Ruscev and FormFactor, Inc.	8-K	000-50307	6/7/2010	10.2+
10.31+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+	Indicates a management contract or compensatory plan or arrangement.