Form 10-Q
period 2012-03-31
FORMFACTOR INC
filed 2012-05-01
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
 ______________________________________

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

As of April 26, 2012, 49,610,899 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenues	$34,806	$40,428
Cost of revenues	30,650	36,359
Gross profit	4,156	4,069
Operating expenses:
Research and development	10,847	11,560
Selling, general and administrative	11,148	12,387
Restructuring charges, net	(33)	1,038
Impairment of long-lived assets	168	351
Total operating expenses	22,130	25,336
Operating loss	(17,974)	(21,267)
Interest income, net	212	424
Other income (expense), net	410	(374)
Loss before income taxes	(17,352)	(21,217)
Provision for income taxes	102	207
Net loss	$(17,454)	$(21,424)
Net loss per share:
Basic and Diluted	$(0.35)	$(0.42)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	49,487	50,636

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Net loss	$(17,454)	$(21,424)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(538)	290
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) arising during the period	(121)	(30)
Net (gains) losses reclassified into earnings	—	(3)
Net unrealized gains (losses) on marketable securities	(121)	(27)
Other comprehensive income (loss), net of tax	(659)	263
Comprehensive income (loss)	$(18,113)	$(21,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$135,536	$139,049
Marketable securities	144,784	157,642
Accounts receivable, net	21,203	12,662
Inventories	20,148	18,092
Deferred tax assets	1,758	1,162
Refundable income taxes	905	910
Prepaid expenses and other current assets	7,011	7,458
Total current assets	331,345	336,975
Restricted cash	317	317
Property, plant and equipment, net	34,376	35,132
Deferred tax assets	5,794	5,954
Other assets	4,357	4,693
Total assets	$376,189	$383,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,171	$9,731
Accrued liabilities	14,106	13,966
Income taxes payable	181	100
Deferred revenue	5,449	4,798
Total current liabilities	34,907	28,595
Long-term income taxes payable	4,100	4,112
Deferred rent and other liabilities	4,310	3,712
Total liabilities	43,317	36,419
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,610,899 and 49,268,479 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	51	50
Additional paid-in capital	656,356	652,024
Accumulated other comprehensive income	2,041	2,700
Accumulated deficit	(325,576)	(308,122)
Total stockholders’ equity	332,872	346,652
Total liabilities and stockholders’ equity	$376,189	$383,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net loss	$(17,454)	$(21,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,843	2,935
Amortization of investments	51	99
Stock-based compensation expense	3,043	3,969
Deferred income tax provision (benefit)	—	(45)
Provision for (recovery of) doubtful accounts receivable	30	(294)
Provision for excess and obsolete inventories	1,416	2,267
Loss (gain) on disposal and write-off of long-lived assets	32	(14)
Impairment of long-lived assets	168	351
Foreign currency transaction (gains) losses	532	(242)
Changes in assets and liabilities:
Accounts receivable	(8,743)	5,338
Inventories	(3,374)	(165)
Prepaid expenses and other current assets	80	2,579
Refundable income taxes	(45)	(257)
Other assets	—	533
Accounts payable	5,332	1,754
Accrued liabilities	354	(8,554)
Income taxes payable	78	(1,157)
Deferred rent and other liabilities	46	(103)
Deferred revenues	651	136
Net cash used in operating activities	(14,960)	(12,294)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,804)	(1,537)
Proceeds from sales of property, plant and equipment	—	15
Purchases of marketable securities	(47,813)	(51,853)
Proceeds from maturities of marketable securities	60,500	60,665
Net cash provided by investing activities	10,883	7,290
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	1,182	1,534
Purchase and retirement of common stock	—	(1,968)
Net cash provided by (used in) financing activities	1,182	(434)
Effect of exchange rate changes on cash and cash equivalents	(618)	373
Net increase (decrease) in cash and cash equivalents	(3,513)	(5,065)
Cash and cash equivalents, beginning of period	139,049	121,207
Cash and cash equivalents, end of period	$135,536	$116,142
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(56)	$(653)
Income taxes paid (refunded), net	$99	$1,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and material effects on our consolidated operating results and financial position may result.

These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the SEC on February 21, 2012.

Fiscal year.  We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2012 will end on December 29, 2012, and will consist of 52 weeks.

Significant Accounting Policies.  Our significant accounting policies have not materially changed during the three months ended March 31, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations

Fair Value

In May 2011, updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. We have adopted this guidance effective with the first quarter of fiscal 2012 and such adoption did not have a material impact to our Condensed Consolidated Financial Statements.

Comprehensive Income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this guidance effective with the first quarter of fiscal 2012 and such adoption did not have a material impact to our Condensed Consolidated Financial Statements.

Note 3 — Concentration of Credit and Other Risks

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and trade receivables. Our cash equivalents and marketable securities are held in safekeeping by large, credit worthy financial institutions. We invest our excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, we have not experienced any losses on our deposits of cash and cash equivalents.
We market and sell our products to a narrow base of customers and generally do not require collateral. Two customers accounted for 37% and 15% of revenues during the three months ended March 31, 2012. Four customers accounted for 16%, 13%, 12%, and 11% of revenues during the three months ended March 26, 2011. No other customer accounted for more than 10% of total revenues in either of these fiscal periods.
At March 31, 2012, two customers accounted for approximately 31% and 11% of gross accounts receivable. At December 31, 2011, two customers accounted for approximately 12% and 10% of gross accounts receivable. No other customer accounted for more than 10% of gross accounts receivable in either of these fiscal periods. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, and Flash memory markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
Certain components for our wafer probe card products that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short lifecycles may intensify our reliance on such suppliers. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 4 — Restructuring Charges

We did not undertake any new restructuring actions during the first fiscal quarter of 2012. We did undertake several actions during fiscal 2011, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs. These actions are discussed below:

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

In addition to the above, we executed certain additional restructuring actions during the remainder of fiscal 2011. The ending restructuring accrual of $0.2 million as of December 31, 2011 reflects unpaid amounts related to these actions at that date.

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.  Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations. The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the third quarter of fiscal 2012.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

The activities in the restructuring accrual for the three months ended March 31, 2012 were as follows (in thousands):

	Employee Severance and Benefits	Contract Termination and Other	Total
Accrual at December 31, 2011	$200	$—	$200
Cash payments	(120)	—	(120)
Adjustments to restructuring charges	(37)	—	(37)
Accrual at March 31, 2012	$43	$—	$43

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

Fair value measured on a recurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$99,228	$—	$99,228
Commercial paper	—	3,999	3,999
Marketable securities
U. S. Treasury	—	68,086	68,086
Agency securities	—	67,706	67,706
Commercial paper	—	8,992	8,992
Total	$99,228	$148,783	$248,011

Fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$106,147	$—	$106,147
Commercial paper	—	8,999	8,999
Marketable securities
U. S. Treasury	—	76,663	76,663
Agency securities	—	78,981	78,981
Commercial paper	—	1,998	1,998
Total	$106,147	$166,641	$272,788

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

We did not have any significant transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the periods ended March 31, 2012 and March 26, 2011.

Assets Measured at Fair Value on a Non-recurring Basis

As of March 31, 2012 and December 31, 2011, our held for sale assets were valued at $0.1 million and $0.4 million, respectively. All of our long-lived assets measured at fair value on a non-recurring basis were classified as Level 3 assets within the fair value hierarchy.  Such assets are comprised of certain manufacturing equipment held for sale in Livermore, California which is classified as Level 3 because we used unobservable inputs in their valuation, reflecting our assumptions that market participants would use in pricing this asset due to the absence of recent comparable market transactions and inherent lack of liquidity.  During the quarter ended March 31, 2012, we concluded that certain of these assets were no longer saleable and would be used for internal purposes. As a result of this conclusion, we recorded an impairment of $0.2 million. These charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations for the quarter ended March 31, 2012.

At the end of fiscal 2010, we had a building held for sale in Livermore, California, which was classified as Level 2 because the estimated fair value of the building was determined using inputs that reflected the assumptions market participants would use in pricing the building based on market data obtained from sources independent of us.  During the quarter ended March 26, 2011 we placed this building back into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from ‘Prepaid expenses and other current assets’ to ‘Property, plant and equipment, net’ in the Condensed Consolidated Balance Sheet.

Other than the impairment described above, we did not recognize any realized gains or losses on such assets during the three months ended March 31, 2012 or March 26, 2011. Furthermore, other than the building previously held for sale that was put into service, we did not have any material assets that were transferred to or from Level 3 during the three months ended March 31, 2012 and March 26, 2011, respectively.

Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations and independent recalculation of prices.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale.  All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 31, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$67,990	$125	$(29)	$68,086
Agency Securities	67,661	87	(42)	67,706
Commercial Paper	8,993	—	(1)	8,992
	$144,644	$212	$(72)	$144,784

Marketable securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$76,462	$205	$(4)	$76,663
Agency Securities	78,921	102	(42)	78,981
Commercial Paper	1,998	—	—	1,998
	$157,381	$307	$(46)	$157,642

The marketable securities with gross unrealized losses have been in a loss position for less than 12 months as of March 31, 2012 and December 31, 2011, respectively.

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

Contractual maturities of marketable securities as of March 31, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$40,940	$40,956
Due after one year to five years	103,704	103,828
	$144,644	$144,784

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three months ended March 31, 2012 and March 26, 2011, respectively.

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

We recorded a reduction in provision for doubtful accounts of $0.6 million in the first quarter of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. During the three months ended March 31, 2012 we recorded a provision for doubtful accounts in the amount of $30,000 related to amounts receivable from a customer that petitioned for bankruptcy. We did not release any previously reserved bad debts in the first quarter of fiscal 2012.

A reconciliation of the changes in our allowance for doubtful accounts receivable consisted of the following activity for our quarterly periods ended March 31, 2012 and March 26, 2011, respectively (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Beginning balance	$238	$847
Additions	30	—
Reductions	—	(610)
Ending balance	$268	$237

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$6,462	$5,732
Work-in-progress	7,337	5,938
Finished goods	6,349	6,422
	$20,148	$18,092

Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The provision for potentially excess and obsolete inventory is made based on management's analysis of inventory levels and forecasted future sales. Once the value is adjusted, the original cost of our inventory less the related inventory write-down represents the new cost basis of such products. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold. Shipping and handling costs are classified as a component of "Cost of revenues" in the Condensed Consolidated Statements of Operations.

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

A reconciliation of the changes in our warranty liability for the quarters ended March 31, 2012 and March 26, 2011 is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Beginning balance	$330	$433
Accrual (release) of warranties during the period	133	(180)
Settlements made during the period	(179)	(64)
First fiscal quarter ending balance	$284	$189

Note 10 — Long-lived Assets

Impairment of Long-lived Assets

During the three months ended March 31, 2012, we recorded an impairment of $0.2 million related to certain assets which were previously held for sale that were determined to no longer be saleable and would be used for internal purposes. During the three months ended March 26, 2011, we recorded an impairment of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress. These charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

We have not recorded any material impairment charges related to our assets that are held and used, restructuring activity, or intangible assets during the quarters ended March 31, 2012 or March 26, 2011.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Building	$790	$790
Machinery and equipment	130,730	127,309
Computer equipment and software	36,466	36,323
Furniture and fixtures	6,040	6,073
Leasehold improvements	69,977	70,097
	244,003	240,592
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(220,039)	(217,963)
	23,964	22,629
Construction-in-progress	10,412	12,503
	$34,376	$35,132

At March 31, 2012, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $2.9 million, with $5.9 million as the gross amount and $3.0 million as the accumulated amortization. We recorded $0.3 million of amortization expense for our intangible asset during the three months ended March 31, 2012, all of which was charged to cost of revenues.  The intangible asset had a remaining amortization period of 2.5 years at March 31, 2012. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income was as follows (in thousands):

	March 31, 2012	December 31, 2011
Unrealized gain (loss) on marketable securities, net of tax of $384 at March 31, 2012 and December 31, 2011, respectively	$(244)	$(123)
Cumulative translation adjustments	2,285	2,823
Accumulated other comprehensive income	$2,041	$2,700

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

During fiscal year 2011 we repurchased and retired 2,332,740 shares of common stock for $16.4 million under this repurchase authorization.  During the first quarter of fiscal 2012 we did not repurchase any shares of common stock under this program.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Equity Incentive Plans

During the fiscal quarter ended March 31, 2012 we had four equity incentive plans for which we have reserved shares for issuance upon the exercise of stock options: the 1996 Stock Option Plan, the Incentive Option Plan and the Management Incentive Option Plan (together, the “Prior Plans”), and the 2002 Equity Incentive Plan (the “2002 Plan”), which became effective in April 2002. Upon the effectiveness of the 2002 Plan, we ceased granting any equity awards under the Prior Plans, although forfeited, repurchased, canceled or terminated Prior Plan shares are transferred to the 2002 Plan.

On April 18, 2012, our stockholders approved an amended and restated Equity Incentive Plan (the "2012 Plan"). Please refer to Note 18 — Subsequent Events of the Notes to Condensed Consolidated Financial Statements. There were no awards granted under the 2012 Plan during the quarter ended March 31, 2012.

Stock Options

Stock option activity under the Prior Plans and the 2002 Plan during the three months ended March 31, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,619,022	$13.11
Options granted	45,000	$5.28
Options exercised	—	$—
Options canceled	(53,003)	$14.39
Outstanding at March 31, 2012	4,611,019	$13.02	4.24	$13,550
Vested and expected to vest at March 31, 2012	4,410,393	$13.18	4.19	$10,252
Exercisable at March 31, 2012	2,648,646	$15.55	3.45	$—

There were no stock option exercises during the three months ended March 31, 2012.

Restricted Stock Units

Restricted stock unit activity under the 2002 Plan during the three months ended March 31, 2012 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2011	1,307,303	$12.88
Awards granted	636,610	5.28
Awards released	(68,466)	18.42
Awards canceled	(24,846)	13.42
Non-vested restricted stock units at March 31, 2012	1,850,601	$10.05

The total fair value of restricted stock units vested during the quarters ended March 31, 2012 and March 26, 2011 was $0.4 million and $0.9 million, respectively.

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

	Three Months Ended
	March 31, 2012	March 26, 2011
Stock-based compensation included in:
Cost of revenues	$513	$845
Research and development	1,049	1,261
Selling, general and administrative	1,481	1,863
Total stock-based compensation	3,043	3,969
Tax effect on stock-based compensation	—	—
Total stock-based compensation, net of tax	$3,043	$3,969

Stock Options

During the three months ended March 31, 2012, we granted 45,000 stock options under the 2002 Plan with a weighted average grant-date fair value of $1.84 per share. During the three months ended March 26, 2011, 202,250 stock options were granted under the 2002 Plan with a weighted average grant-date fair value of $3.70 per share.  The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 31, 2012	March 26, 2011
Stock Options:
Dividend yield	—%	—%
Expected volatility	47.7%	50.0%
Risk-free interest rate	0.46%	1.69%
Expected term (in years)	3.49	4.22

Employee Stock Purchase Plan

During the three months ended March 31, 2012, 293,161 shares were issued under the 2002 Employee Stock Purchase

Plan (“2002 ESPP”).  During the three months ended March 26, 2011, 228,737 shares were issued under the 2002 ESPP.  The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under the 2002 ESPP:

	Three Months Ended
	March 31, 2012	March 26, 2011
ESPP:
Dividend yield	—%	—%
Expected volatility	47.0%	52.6%
Risk-free interest rate	0.09%	0.18%
Expected term (in years)	0.50	0.50

Unrecognized Compensation Costs

At March 31, 2012, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$7,050	1.90
Restricted stock units	9,365	2.20
Employee Stock Purchase Plan	263	0.25
Total unrecognized stock-based compensation expense	$16,678

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three months ended March 31, 2012 and March 26, 2011, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Numerator:
Net loss used in computing basic and diluted net loss per share	$(17,454)	$(21,424)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,487	50,636
Add potentially dilutive securities	—	—
Weighted average shares used in computing diluted net loss per share	49,487	50,636

The following table sets forth the weighted-average of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2012	March 26, 2011
Options to purchase common stock	4,612	4,901
Restricted stock units	1,203	1,112
Employee Stock Purchase Plan	5	—
Total potentially dilutive securities	5,820	6,013

Note 15 — Income Taxes

We recorded an income tax provision of $0.1 million for the three months ended March 31, 2012, as compared to an income tax provision of $0.2 million for the three months ended March 26, 2011. The income tax provisions recorded for the three months ended March 31, 2012 and March 26, 2011 reflect the tax provision on our non-U.S. operations in foreign jurisdictions.  We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

The liability for uncertain tax positions was classified as a long-term income taxes liability as payments are not anticipated over the next 12 months.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur.  Unrecognized tax benefits increased by $0.1 million to $17.9 million during the three months ended March 31, 2012 primarily as a result of additional R&D credit reserves and foreign transfer pricing reserves.  If recognized, $2.3 million of these unrecognized tax benefits (net of U.S. Federal benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 31, 2012 and March 26, 2011, we recognized interest charges and penalties of approximately $6,000 and $7,000, respectively. We have accrued total interest and penalties related to unrecognized tax benefits of $0.4 million as of both March 31, 2012 and March 26, 2011.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of March 31, 2012 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2011 or during the first three months of our fiscal 2012. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of March 31, 2012.
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
 Indemnification Arrangements

We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of March 31, 2012.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended March 31, 2012, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.

 Customs and Trade Matters

From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. In fiscal 2011, we received inquiries from a foreign jurisdiction tax authority and from a foreign customs authority, regarding certain indirect tax matters. We are cooperating with these inquiries, which relate to our prior shipping process for new product qualifications and for products for certain of our repair center activities. To date, we have accrued $1.0 million for potential exposure related to this matter, but it is possible that the inquiries could result in additional material liabilities and that we could incur material expenses in responding to the inquiry.

Patent Litigation

In July 2010, we filed a patent infringement lawsuit in the United States District Court for the Northern District of California against Micro-Probe Incorporated alleging Micro-Probe is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. In the lawsuit we are also seeking injunctive relief and money damages for Micro-Probe's alleged infringement of our U.S. Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” U.S. Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” U.S. Patent No. 6,965,244 for “High Performance Probe System,” U.S. Patent No. 7,227,371 for “High Performance Probe System,” U.S. Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and U.S. Patent No. 6,624,648 for “Probe Card Assembly.” The complaint also sought injunctive relief and damages against Micro-Probe for unfair competition and further includes claims directed against a former employee for breach of confidence relative to our confidential and propriety information and against the former employee and Micro-Probe for conspiring to breach that confidence. After Micro-Probe and the former employee filed motions to dismiss, we voluntarily filed an amended complaint which was substantially similar to our original complaint except that we added a claim against the former employee alleging misappropriation of trade secrets and we omitted the infringement allegation related to our U.S. Patent No. 6,624,648, which at the time was the subject of a re-examination proceeding before the U.S. Patent and Trademark Office, or USPTO. An "Inter Partes Reexamination Certificate" for U.S.

Patent No. 6,624,648 was issued on February 28, 2012. Micro-Probe and the former employee have both filed answers to our amended complaint. We have filed a second amended complaint in which we added allegations of infringement based upon two additional patents: U.S. Patent No. 7,671,614 for “Apparatus and Method for Adjusting An Orientation of Probes” and U.S. Patent No. 7,225,538 for “Resilient Contact Structures Formed And Then Attached To A Substrate”. The court has set an August 2012 trial date for the trade secret misappropriation claims, breach of corporate claims and unfair competition claims. A trial date for our patent-based claims has not yet been set.

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
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of March 31, 2012. We will incur material attorneys' fees in prosecuting and defending the various identified actions.
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

The following table provides information about our foreign currency forward contracts outstanding as of March 31, 2012 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	541,653	$6,539
Taiwan Dollar	Buy	(54,716)	(1,863)
Korean Won	Buy	(911,017)	(807)
Total USD notional amount of outstanding foreign exchange contracts			$3,869

The contracts were entered into on March 30, 2012 and matured on April 27, 2012. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 31, 2012. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 31, 2012.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 31, 2012 and March 26, 2011 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	March 31, 2012	March 26, 2011
Foreign exchange forward contracts	Other income (expense), net	$362	$(216)

Note 18 — Subsequent Events

At our Annual Meeting of Stockholders on April 18, 2012 (the "2012 Annual Meeting"), our stockholders approved an amended and restated Equity Incentive Plan (the "2012 Plan"), reserving 7.4 million shares for future grants, less any shares granted between February 28, 2012 and April 18, 2012. In addition, shares underlying any outstanding stock award or stock option grant previously awarded under the Prior Plans and the 2002 Plan canceled or forfeited prior to vesting or exercise become available for use under the 2012 Plan. The 2002 Plan was terminated on April 18, 2012, except for outstanding awards. Upon the effectiveness of the 2012 Plan, we ceased granting any equity awards under the Prior Plans and 2002 Plan. Subsequent awards have been and will be granted under the 2012 Plan.

The 2012 Plan provides for the grant of incentive stock options and nonqualified stock options, stock appreciation rights, restricted stock and restricted stock units. The incentive stock options may be granted to our employees and the nonqualified stock options, and all awards other than incentive stock options may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. All options granted under the 2012 Plan will generally vest over four years and have a term of ten years, unless otherwise determined by the Compensation Committee of the Board of Directors. Stock appreciation rights, restricted stock and restricted stock units granted under the 2012 Plan will generally vest over four years in annual tranches. Additionally, restricted shares reduce the shares available for issuance at 1.55 shares for every one share issued.

At the 2012 Annual Meeting, our stockholders also approved an amended and restated Employee Stock Purchase Plan (the "2012 ESPP"). The 2012 ESPP does not significantly change the provisions of the 2002 ESPP, however it does remove the annual increase to shares available for issuance and fixes the number of shares reserved for issuance under the 2012 ESPP at 4.0 million shares. The offering periods under the 2012 ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and electrically connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor, parametric, or in-line, probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology and our ATRE™ test technology.
During the three months ended March 31, 2012, we saw revenue decline as compared to the same period in fiscal 2011 across our DRAM and NOR Flash product markets offset by moderate revenue growth in our NAND Flash and System on Chip, or SoC, product markets. Our revenues decreased by 14%, or $5.6 million, in the three months ended March 31, 2012 as compared to the same period in fiscal 2011. This decline is attributed primarily to reduced demand for our advanced wafer probe cards in the second half of fiscal 2011 that has not yet fully recovered in 2012 to date, driven by oversupply of memory devices, particularly in the DRAM markets, as well as lost business opportunities due to pricing pressures, qualification delays for our new product architectures, and changing order patterns for our NAND Flash products.  The DRAM and NOR Flash memory market weakness was particularly severe in the second half of fiscal 2011 as average selling price erosion for semiconductor devices resulted in unprofitable business for most suppliers as well as a cut back in production capacity and technology investments, including purchases of probe cards. The DRAM weakness was exacerbated by flooding in Thailand, which dramatically impacted disk drive production, in turn reducing personal computer output and DRAM demand. However, this revenue decline was partially offset by increased demand for our SoC products.

We incurred a net loss of $17.5 million in the first quarter of fiscal 2012 as compared to a net loss of $21.4 million for the first quarter of fiscal 2011. Net loss decreased quarter over quarter due to the reduction in operating expenses driven by both our restructuring actions undertaken throughout 2010 and 2011, as well as our continued focus on cost control efforts. The net loss for the first quarter of fiscal 2012 included impairment charges of $0.2 million while the net loss for the first quarter of fiscal 2011 included $1.0 million of restructuring charges and $0.4 million of impairment charges to certain long-lived assets.

Our cash, cash equivalents and marketable securities totaled approximately $280.3 million as of March 31, 2012, as compared to $296.7 million at December 31, 2011. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first fiscal quarter of 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second quarter of fiscal 2012 and future fiscal quarters.

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

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. Our advanced wafer probe cards are manufactured in low volumes and it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories based on assumptions about future demand, changes to manufacturing processes, and overall market conditions.

Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred, and capitalization of such costs have been immaterial in all periods to date. We plan to continue to invest in research and development activities to improve and enhance existing product technologies, to develop new products and product architectures, and to develop new technologies for current and new products and for new applications.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2012	March 26, 2011
Revenues	100.0%	100.0%
Cost of revenues	88.1	89.9
Gross profit	11.9	10.1
Operating expenses:
Research and development	31.2	28.6
Selling, general and administrative	32.0	30.6
Restructuring charges, net	(0.1)	2.6
Impairment of long-lived assets	0.5	0.9
Total operating expenses	63.6	62.7
Operating loss	(51.7)	(52.6)
Interest income, net	0.6	1.0
Other income (expense), net	1.2	(0.9)
Loss before income taxes	(49.9)	(52.5)
Provision for income taxes	0.3	0.5
Net loss	(50.2)%	(53.0)%

Three months ended March 31, 2012 and March 26, 2011:

Revenues

Revenues by Market

	Three Months Ended
	March 31, 2012	March 26, 2011	% Change
	(In thousands, except percentages)
DRAM	$21,934	$26,872	(18.4)%
Flash	5,058	6,247	(19.0)
SoC	7,814	7,309	6.9
Total revenues	$34,806	$40,428	(13.9)%

Revenues for the three months ended March 31, 2012 decreased 14%, or $5.6 million, compared to the revenues of the comparable period of the prior year. Our revenue increased approximately 7% in the SoC market, but was down approximately 18% in DRAM and 19% in Flash. These fluctuations in revenue were primarily driven by unit volume.

Our revenues for the first quarter of fiscal 2012 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues from sales to DRAM device manufacturers in fiscal 2012 decreased significantly as compared to fiscal 2011 as the impact of average selling price erosion of semiconductor devices resulted in unprofitable business for most suppliers and a subsequent reduction in production at our customers, thereby limiting demand for our advanced wafer probe cards. Our revenues from sales to DRAM manufacturers continue to be impacted by the flooding in Thailand, which continues to impact disc drive production, resulting in reduced personal computer output and, as a further consequence, decreased demand for DRAM devices.
Revenues from sales to Flash memory device manufacturers decreased significantly during the first quarter of fiscal 2012 compared to the prior year. The decrease was driven primarily by decreased demand in the NOR Flash segment. Moderate growth in the sale of NAND Flash wafer probe cards offset a portion of this decline.
Revenues from sales to SoC device manufacturers increased in the first quarter of fiscal 2012 compared to the prior year,

primarily due to market adoption of more complex devices with higher parallelism, the adoption of microelectromechanical systems, or MEMS, in place of traditional cantilever cards and the penetration of a new customer for our SoC products in Japan, all of which positively impacted revenues from sales of our wafer probe cards.
Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 31, 2012	% of Revenue	March 26, 2011	% of Revenue
	(In thousands, except percentages)
Taiwan	$7,134	20.5%	$13,727	34.0%
Japan	3,687	10.6	4,426	10.8
North America	3,483	10.0	8,520	21.1
South Korea	15,966	45.8	8,163	20.2
Asia Pacific (1)	3,193	9.2	3,177	7.9
Europe	1,343	3.9	2,415	6.0
Total revenues	$34,806	100.0%	$40,428	100.0%
______________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The increase in South Korea revenues for the three months ended March 31, 2012 compared to the same period in the prior year was primarily due to the industry ramp up of DDR3 and Low Power DDR2, increased market penetration of our SoC products to customers in this region, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across both the DRAM and Flash markets.  The significant decrease in Taiwan and North America was primarily driven by a decrease in DRAM shipments to that region. Europe's revenues decline were mainly in SoC, driven by unit volume. Decreased Japan revenues in the three month comparable period were the result of decreased SmartMatrix sales to the region partially offset by increase in SoC revenues driven by penetration of a new customer for our SoC products in Japan. Revenues in Asia Pacific were relatively flat for the comparable time periods.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 31, 2012	March 26, 2011
SK Hynix (1)	36.8%	13.4%
Samsung (2)	15.3%	*
Micron Technology (3)	*	16.4%
Powerchip Technology (4)	*	10.5%
Elpida (5)	*	12.4%
Total	52.1%	52.7%
 ______________________________________

(1)	Includes SK Hynix and its consolidated subsidiary Hynix Semiconductor Co. Ltd.

(2)	Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(3)
Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Micron Semiconductor Italia S.r.L., Micron Semiconductor Israel Ltd. and Micron Japan Ltd.

(4)	Includes Powerchip Technology Corporation and its consolidated subsidiary PowerFlash Technology Corporation

(5)	Includes Elpida Memory, Inc. and its consolidated subsidiary Rexchip Electronics Corporation

*	Less than 10% of revenues.

 The percentages above reflect customer constellations as of March 31, 2012.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Gross profit	$4,156	$4,069
% of revenues	11.9%	10.1%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 31, 2012, gross margin improved slightly compared to the same period in the prior year, primarily due to changes in product mix, as well as initiatives to reduce excess and obsolete inventory.

For the first quarter of fiscal 2012, the primary driver for the quarter over quarter improvement in gross profit was a decline in net inventory provision charges of $0.9 million. This improvement is the result of current and on-going initiatives to improve materials planning, procurement and production processes and an improvement in the forecasted demand for our products that resulted in reductions in our excess inventory levels. Excess custom inventories are not uncommon for us because our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times. This requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. In the first quarter of fiscal 2012, the value of previously reserved materials that were used in manufacturing and shipped was $0.5 million.

Gross margin included stock-based compensation of $0.5 million and $0.8 million for the three months ended March 31, 2012 and March 26, 2011, respectively, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.

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

Research and Development

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Research and development	$10,847	$11,560
% of revenues	31.2%	28.6%

Research and development expenses for the three months ended March 31, 2012 decreased $0.7 million, or 6%, compared to the same period in the prior year primarily due to the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses increased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011 due to lower revenues.

In the three months ended March 31, 2012, costs related to our research and development activities decreased from fiscal 2011 due to reduced payroll and related costs of $0.4 million, driven primarily by reduced headcount, and reduced materials and related costs of $0.1 million. Stock-based compensation included within research and development expenses was $1.0 million for the three months ended March 31, 2012 compared to $1.3 million for the same period of fiscal 2011, with the decrease being primarily due to declining stock prices and a reduction in the number of awards granted, partially offset by expense related to current year grants.
We are continuing our strategic investments in research and development, including investments in the development of our next generation architecture and products for testing DRAM devices, new vertical technology directed to testing SoC devices, advanced MicroSpring interconnect technology, ATRE wafer test technology and new process technologies. We remain committed to product development in new and emerging wafer test technologies.
Selling, General and Administrative

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Selling, general and administrative	$11,148	$12,387
% of revenues	32.0%	30.6%
Selling, general and administrative expenses decreased $1.2 million, or 10%, for the three months ended March 31, 2012 compared to the three months ended March 26, 2011 primarily due to a decrease in personnel related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses increased in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011, primarily due to lower revenues.
For the first quarter of fiscal 2012, salary and payroll related costs, for selling, general and administrative functions, including incentive bonuses, decreased by $0.3 million from the same period in fiscal 2011 due to reduced headcount. Our cost reduction efforts, as well as reduction in on-going legal activities, resulted in a reduction in legal and outside service fees of $0.5 million during the first quarter of fiscal 2012 versus the same period of fiscal 2011. Stock-based compensation expenses included within selling, general and administrative expense were $1.5 million the three months ended March 31, 2012 compared to $1.9 million for the same period in the prior year. The decrease in stock-based compensation was primarily due to declining stock prices and a reduction in the number of awards granted, partially offset by expense related to current year grants.

Restructuring Charges, net

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Restructuring charges, net	$(33)	$1,038
% of revenues	(0.1)%	2.6%

For the three months ended March 31, 2012, restructuring charges decreased $1.1 million compared to the three months ended March 26, 2011.  There were no new restructuring plans undertaken in the first quarter of fiscal 2012. The restructuring plan impacting the first quarter of fiscal 2011 is discussed below.

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

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the third quarter of fiscal 2012.

Impairment of Long-lived Assets

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Impairment of long-lived assets	$168	$351
% of revenues	0.5%	0.9%

Impairment charges decreased $0.2 million from the three months ended March 31, 2012 compared to the three months ended March 26, 2011. We recorded impairment charges of $0.2 million in the first quarter of fiscal 2012 related to certain assets which were previously held for sale that were determined to no longer be saleable and would be used for internal purposes. In the first quarter of fiscal 2011, we recorded total impairments of $0.4 million related to the termination of certain on-going projects, including certain software development for internal use that had been recorded in construction-in-progress.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2012 if we are unable to achieve operating results anticipated by our forecasted financial plan.
Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Interest income, net	$212	$424
% of revenue	0.6%	1.0%
Other income (expense), net	$410	$(374)
% of revenues	1.2%	(0.9)%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three months ended March 31, 2012 as compared to the three months ended March 26, 2011 was primarily the result of lower average balances and declining yields. Cash, cash equivalents, restricted cash and marketable securities were $280.6 million at March 31, 2012 compared to $297.0 million at December 31, 2011. The weighted-average yield on our cash, cash equivalents and marketable securities for the first quarter of fiscal 2012 was 0.32% compared to 0.53% for the first quarter of fiscal 2011.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to foreign currency gains related to Japanese Yen as well as payments received from an intellectual property settlement during the first quarter of fiscal 2012 as compared to foreign currency losses primarily related to Korean Won and Japanese Yen in the first quarter of fiscal 2011.
Provision For Income Taxes

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Provision for income taxes	$102	$207
Effective tax rate	(0.6)%	(1.0)%

We recorded an income tax provision of $0.1 million for the three months ended March 31, 2012, and an income tax provision of $0.2 million for the three months ended March 26, 2011, respectively. The income tax provision recorded for the three months ended March 31, 2012 and March 26, 2011 primarily relates to taxes on our non-U.S. operations.

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  For the three months ended March 31, 2012 and March 26, 2011 we recognized interest charges and penalties of $6,000 and $7,000, respectively. We have accrued total interest and penalties related to unrecognized tax benefits of $0.4 million as of both March 31, 2012 and March 26, 2011.

We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets.  We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. Federal, state or foreign tax laws, future expansion into areas with varying country, state and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $296.4 million at March 31, 2012 and $308.4 million at December 31, 2011. The decrease in working capital in the three months ended March 31, 2012 was primarily due to our net loss during the three months ended March 31, 2012, offset in part by an increase in our accounts receivable due to increased sales and the timing of such sales.

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
Our cash, cash equivalents and marketable securities totaled approximately $280.3 million at March 31, 2012 as compared to $296.7 million at December 31, 2011. Cash, cash equivalents and marketable securities included $19.2 million held by our foreign subsidiaries as of March 31, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first quarter of fiscal 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2012.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 40 days at March 31, 2012 compared with 42 days at December 31, 2011. Our DSO calculation is calculated using the countback method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to our collection efforts as well as shortened payment terms for certain customers.

	Three Months Ended
	March 31, 2012	March 26, 2011
	(In thousands)
Net cash used in operating activities	$(14,960)	$(12,294)
Net cash provided by investing activities	10,883	7,290
Net cash provided by (used in) financing activities	1,182	(434)
Cash flows from operating activities: Net cash used in operating activities for the three months ended March 31, 2012 was primarily attributable to our net loss of $17.5 million offset in part by $8.1 million of non-cash charges consisting primarily of $3.0 million of stock-based compensation, $2.8 million of depreciation and amortization and $1.4 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the three months ended March 31, 2012 was a use of cash of $5.6 million comprising an increase in our accounts receivable of $8.7 million due to an increase in sales as well as the timing of transactions closer to our quarter end and an increase in inventory of $3.4 million to support higher forecasted demand in future quarters, offset in part by an increase of $5.3 million in accounts payable driven by the timing of invoice receipt and payments to vendors.
Net cash used in operating activities for the three months ended March 26, 2011was primarily attributable to our net loss of $21.4 million offset in part by $9.0 million of non-cash charges consisting primarily of $2.9 million of depreciation and amortization, $4.0 million of stock-based compensation and $2.3 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the three months ended March 26, 2011 provided cash of $0.1 million consisting primarily of the decrease in accounts receivable of $5.3 million due to strong cash collections in the first quarter of fiscal 2011 as well as a reduction in prepaid expenses and other current assets due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings. These sources of cash were offset by decreases in accrued liabilities, primarily those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.
Cash flows from investing activities: Net cash provided by investing activities for the three months ended March 31, 2012 was primarily related to $60.5 million proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $47.8 million and $1.8 million cash used in the acquisition of property and equipment. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the three months ended March 26, 2011 was primarily related to $60.7 million  proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $51.9 million and $1.5 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash used in financing activities for the three months ended March 31, 2012 included $1.3 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash used in financing activities for the three months ended March 26, 2011 included $2.0 million used for the repurchase and retirement of common stock in connection with our stock repurchase program partially offset by $1.7 million in proceeds received from purchases under our ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.
Our cash, cash equivalents and marketable securities declined in the first quarter of fiscal 2012. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining fiscal quarters of 2012.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2012, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the quarter ended March 31, 2012.

Furthermore, the preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our management believes that we consistently apply these judgments and estimates and the consolidated financial statements and accompanying notes fairly represent all periods presented. However, any differences between these judgments and estimates and actual results could have a material impact on our consolidated statements of income and financial position.

Critical accounting estimates, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) fair value of marketable securities, (3) accruals for liabilities, including restructuring charges, (4) warranty accruals, (5) valuation of inventories, including obsolete and slow moving inventory, (6) allowance for doubtful accounts, (7) valuation of our long-lived assets as well as the assessment of recoverability of such long-lived assets, (8) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets, and (9) valuation and recognition of stock-based compensation. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our exposure to market risk has not changed materially since December 31, 2011.

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

Item 1A. Risk Factors

The following risk factor is updated from that discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Periodic global economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.

The recent and historical global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations and financial condition. We may experience continued declines in demand for our probe cards resulting from our customers continuing to conserve cash by cutting production, postponing the implementation of tooling cycles and delaying the ramp of new technology nodes in response to slow demand for consumer and other products incorporating devices tested with our wafer probe cards. We may experience continued pricing pressure on certain of our products, which may reduce our gross margins. A protracted downturn could cause customers to file for bankruptcy protection. This occurred during the first quarter of 2012 with our customer Elpida and in 2009 with our customers Spansion and Qimonda. Such bankruptcies may result in our loss of revenue. In the past environment, customers were seeking extended payment terms or delaying payment for our products past their original due dates, which could impact their payment histories resulting in our deferral of revenue and which could increase our potential bad debt exposure. In fiscal 2009, we recorded a $5.0 million pre-tax expense to increase our allowance for doubtful accounts as a result of the heightened non-payment risk of accounts receivable primarily related to three customers.

We may also experience the insolvency of key suppliers, leading to delays in the development and shipment of our products, increased expense and loss of revenue. In addition, we may experience increased impairment charges due to declines in the fair values of marketable debt securities, or charges based upon underutilization of our factory.

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 and this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

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

During fiscal years 2010 and 2011, we repurchased and retired 70,000 and 2,332,740 shares of common stock for $0.6 million and $16.4 million, respectively, under this repurchase authorization. During the first quarter of fiscal 2012 we did not repurchase any shares under the program.

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
 ______________________________________

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

FormFactor, Inc.

Date:	May 1, 2012	By:	/s/ Michael M. Ludwig

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
 ______________________________________

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