Form 10-Q
period 2012-06-30
FORMFACTOR INC
filed 2012-08-01
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 49,987,469 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenues	$54,813	$46,558	$89,619	$86,987
Cost of revenues	38,646	36,668	69,296	73,027
Gross profit	16,167	9,890	20,323	13,960
Operating expenses:
Research and development	10,935	10,878	21,782	22,438
Selling, general and administrative	11,531	11,154	22,679	23,541
Restructuring charges, net	136	(1,099)	103	(60)
Impairment of long-lived assets	61	—	229	351
Total operating expenses	22,663	20,933	44,793	46,270
Operating loss	(6,496)	(11,043)	(24,470)	(32,310)
Interest income, net	182	369	394	793
Other income (expense), net	546	584	956	210
Loss before income taxes	(5,768)	(10,090)	(23,120)	(31,307)
Provision for (benefit from) income taxes	(1,551)	(2,412)	(1,449)	(2,205)
Net loss	$(4,217)	$(7,678)	$(21,671)	$(29,102)
Net loss per share:
Basic and Diluted	$(0.08)	$(0.15)	$(0.44)	$(0.57)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	49,817	50,773	49,652	50,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net loss	$(4,217)	$(7,678)	$(21,671)	$(29,102)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	264	284	(274)	574
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) arising during the period	15	365	(106)	335
Net (gains) losses reclassified into earnings	(1)	128	(1)	125
Net unrealized gains (losses) on marketable securities	16	237	(105)	210
Other comprehensive income (loss), net of tax	280	521	(379)	784
Comprehensive loss	$(3,937)	$(7,157)	$(22,050)	$(28,318)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$144,823	$139,049
Marketable securities	132,901	157,642
Accounts receivable, net	27,726	12,662
Inventories	20,507	18,092
Deferred tax assets	727	1,162
Refundable income taxes	3	910
Prepaid expenses and other current assets	7,226	7,458
Total current assets	333,913	336,975
Restricted cash	317	317
Property, plant and equipment, net	34,225	35,132
Deferred tax assets	5,818	5,954
Other assets	4,081	4,693
Total assets	$378,354	$383,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,833	$9,731
Accrued liabilities	16,107	13,966
Income taxes payable	278	100
Deferred revenue	6,232	4,798
Total current liabilities	40,450	28,595
Long-term income taxes payable	1,337	4,112
Deferred rent and other liabilities	4,158	3,712
Total liabilities	45,945	36,419
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 49,987,469 and 49,268,479 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	51	50
Additional paid-in capital	659,830	652,024
Accumulated other comprehensive income	2,321	2,700
Accumulated deficit	(329,793)	(308,122)
Total stockholders’ equity	332,409	346,652
Total liabilities and stockholders’ equity	$378,354	$383,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net loss	$(21,671)	$(29,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,419	5,818
Amortization of investments	67	243
Stock-based compensation expense	6,521	6,321
Deferred income tax provision (benefit)	55	(2,627)
Provision for (recovery of) doubtful accounts receivable	30	(266)
Provision for excess and obsolete inventories	2,502	3,524
Loss (gain) on disposal and write-off of long-lived assets	32	(32)
Impairment of long-lived assets	229	351
Non-cash restructuring	—	(1,582)
Foreign currency transaction (gains) losses	1,141	(404)
Changes in assets and liabilities:
Accounts receivable	(15,137)	1,065
Inventories	(4,815)	(430)
Prepaid expenses and other current assets	(116)	4,668
Refundable income taxes	852	(12)
Other assets	—	1,055
Accounts payable	7,780	1,456
Accrued liabilities	2,305	(8,467)
Income taxes payable	(1,537)	(824)
Deferred rent and other liabilities	85	(65)
Deferred revenues	1,434	(229)
Net cash used in operating activities	(14,824)	(19,539)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,928)	(2,733)
Proceeds from sales of property, plant and equipment	—	33
Purchases of marketable securities	(69,931)	(112,182)
Proceeds from maturities of marketable securities	94,500	144,165
Net cash provided by investing activities	20,641	29,283
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	1,179	1,576
Purchase and retirement of common stock	—	(3,007)
Net cash provided by (used in) financing activities	1,179	(1,431)
Effect of exchange rate changes on cash and cash equivalents	(1,222)	565
Net increase (decrease) in cash and cash equivalents	5,774	8,878
Cash and cash equivalents, beginning of period	139,049	121,207
Cash and cash equivalents, end of period	$144,823	$130,085
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$217	$(406)
Income taxes paid (refunded), net	$(843)	$1,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Significant Accounting Policies.  Our significant accounting policies have not materially changed during the three and six months ended June 30, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Comprehensive Income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this guidance effective with the first quarter of fiscal 2012 and such adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. One customer accounted for 36% of revenues during the three months ended June 30, 2012 and four customers accounted for 15%, 12%, 10%, and 10% of revenues during the three months ended June 25, 2011. Two customers accounted for 36% and 12% of revenues during the six months ended June 30, 2012 and five customers accounted for 11%, 11%, 11%, 10%, and 10% of revenues during the six months ended June 25, 2011. No other customer accounted for more than 10% of total revenues in either of these fiscal periods.
At June 30, 2012, four customers accounted for approximately 15%, 11%, 10% and 10% of gross accounts receivable. At December 31, 2011, two customers accounted for approximately 12% and 10% of gross accounts receivable. No other customer accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and system-on-chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.  Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the six months ended June 30, 2012 and June 25, 2011 are discussed below:

2012 Restructuring Activities

In the first fiscal quarter of 2012, we did not undertake any new restructuring actions. In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits related to restructuring activities. The activities comprising this restructuring activity will be completed by the end of the third quarter of fiscal 2012.

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

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to the Q2 2011 Restructuring Plan. The activities comprising this reduction in workforce were completed by the end of the third quarter of fiscal 2011. Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  In addition, we were granted a rent reduction for the remaining occupied facilities in this building. We previously had recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, we recorded a benefit of $1.5 million to ‘Restructuring charges, net’ in our Condensed Consolidated Statement of Operations for the three and six months ending June 25, 2011.

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

The activities in the restructuring accrual for the three and six months ended June 30, 2012 were as follows (in thousands):

	Employee Severance and Benefits	Contract Termination and Other	Total
Accrual at December 31, 2011	$200	$—	$200
Cash payments	(120)	—	(120)
Adjustments to restructuring charges	(37)	—	(37)
Accrual at March 31, 2012	$43	$—	$43
Restructuring charges	136	—	136
Cash payments	(42)	—	(42)
Accrual at June 30, 2012	$137	$—	$137

Note 5 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We do not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

Fair value measured on a recurring basis as of June 30, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$111,298	$—	$111,298
Commercial paper	—	4,000	4,000
Marketable securities
U. S. Treasury	—	54,078	54,078
Agency securities	—	69,426	69,426
Commercial paper	—	9,397	9,397
Total	$111,298	$136,901	$248,199

Fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$106,147	$—	$106,147
Commercial paper	—	8,999	8,999
Marketable securities
U. S. Treasury	—	76,663	76,663
Agency securities	—	78,981	78,981
Commercial paper	—	1,998	1,998
Total	$106,147	$166,641	$272,788

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

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three and six months ended June 30, 2012 and June 25, 2011.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale.  All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at June 30, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$53,985	$107	$(14)	$54,078
Agency securities	69,363	82	(19)	69,426
Commercial paper	9,397	—	—	9,397
	$132,745	$189	$(33)	$132,901

Marketable securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$76,462	$205	$(4)	$76,663
Agency securities	78,921	102	(42)	78,981
Commercial paper	1,998	—	—	1,998
	$157,381	$307	$(46)	$157,642

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of June 30, 2012 and December 31, 2011, respectively.

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

Contractual maturities of marketable securities as of June 30, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$38,336	$38,377
Due after one year to five years	94,409	94,524
	$132,745	$132,901

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and six months ended June 30, 2012 and June 25, 2011, respectively.

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

During the three months ended June 30, 2012, we did not record any additional provision for doubtful accounts, while in the first quarter of fiscal 2012 we recorded a provision for doubtful accounts in the amount of $30,000 related to heightened risk of non-payment of accounts receivable by certain customers that filed for bankruptcy. We did not release any previously reserved bad debts in the three and six months ended June 30, 2012. We recorded a reduction in our provision for doubtful accounts of $0.6 million in the first quarter of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million. We did not record any significant new allowances in the second quarter of fiscal 2011, nor did we release any previously reserved bad debts.

A reconciliation of the changes in our allowance for doubtful accounts receivable for the quarters ended June 30, 2012 and June 25, 2011 is as follows (in thousands):

	Allowance for Doubtful Accounts Receivable Activity for Fiscal Quarters Ended
	June 30, 2012	June 25, 2011
Beginning balance	$238	$847
Additions	30	—
Reductions	—	(610)
First fiscal quarter ending balance	$268	$237
Additions	—	28
Reductions	—	—
Second fiscal quarter ending balance	$268	$265

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$6,608	$5,732
Work-in-progress	9,433	5,938
Finished goods	4,466	6,422
	$20,507	$18,092

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

A reconciliation of the changes in our warranty liability for the quarters ended June 30, 2012 and June 25, 2011 is as follows (in thousands):

	Warranty Liability Activity for the Fiscal Quarters Ended
	June 30, 2012	June 25, 2011
Beginning balance	$330	$433
Accrual (release) of warranties during the period	133	(180)
Settlements made during the period	(179)	(64)
First fiscal quarter ending balance	$284	$189
Accrual (release) of warranties during the period	364	322
Settlements made during the period	(204)	(193)
Second fiscal quarter ending balance	$444	$318

Note 10 — Long-lived Assets

Impairment of Long-lived Assets

During the three months ended June 30, 2012, we recorded an impairment of $0.1 million related to the termination of an on-going construction-in-progress project, while in the first quarter of fiscal 2012 we recorded an impairment of $0.2 million related to certain assets which were previously held for sale that were determined to no longer be saleable and used for internal purposes. During the six months ended June 25, 2011, we recorded an impairment of $0.4 million related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress. These charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

We have not recorded any material impairment charges related to our assets that are held and used, restructuring activity or intangible assets during the quarters ended June 30, 2012 and June 25, 2011.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Building	$790	$790
Machinery and equipment	131,919	127,309
Computer equipment and software	36,801	36,323
Furniture and fixtures	6,056	6,073
Leasehold improvements	70,033	70,097
	245,599	240,592
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(222,672)	(217,963)
	22,927	22,629
Construction-in-progress	11,298	12,503
	$34,225	$35,132

At June 30, 2012, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $2.6 million, with $5.9 million as the gross amount and $3.3 million as the accumulated amortization. We recorded $0.3 million and $0.6 million, respectively, of amortization expense for our intangible asset during the three and six months ended June 30, 2012, all of which was charged to cost of revenues.  The intangible asset had a remaining amortization period of 2.2 years at June 30, 2012. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income was as follows (in thousands):

	June 30, 2012	December 31, 2011
Unrealized gain (loss) on marketable securities, net of tax of $384 at June 30, 2012 and December 31, 2011, respectively	$(228)	$(123)
Cumulative translation adjustments	2,549	2,823
Accumulated other comprehensive income	$2,321	$2,700

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock.  Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and had a scheduled expiration of October 19, 2011. The program could be modified or discontinued at any time.

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the extended repurchase program, we may repurchase up to $40.5 million of outstanding common stock during the program period.  Except for the extended expiration date, the terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

During fiscal year 2011 we repurchased and retired 2,332,740 shares of common stock for $16.4 million under this repurchase authorization.  During the first and second quarters of fiscal 2012, we did not repurchase any shares of common stock under this program.

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

Stock Options

Stock option activity under our equity incentive plans during the six months ended June 30, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,619,022	$13.11
Options granted	45,000	$5.28
Options exercised	—	$—
Options canceled	(53,003)	$14.39
Outstanding at March 31, 2012	4,611,019	$13.02
Options granted	—	$—
Options exercised	—	$—
Options canceled	(191,143)	$6.74
Outstanding at June 30, 2012	4,419,876	$13.29	4.11	$53,600
Vested and expected to vest at June 30, 2012	4,270,324	$13.42	4.07	$42,629
Exercisable at June 30, 2012	2,769,412	$15.55	3.57	$—

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the six months ended June 30, 2012 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2011	1,307,303	$12.88
Awards granted	636,610	5.28
Awards released	(68,466)	18.42
Awards canceled	(24,846)	13.42
Non-vested restricted stock units at March 31, 2012	1,850,601	$10.05
Awards granted	662,600	6.22
Awards released	(377,057)	13.51
Awards canceled	(4,884)	12.37
Non-vested restricted stock units at June 30, 2012	2,131,260	$8.24

On May 4, 2012, we issued 0.4 million restricted stock units to certain senior executives of our company that will vest based on certain performance criteria, the achievement of which will be determined on December 31, 2013. The performance criteria are based on the Company's 2013 operating cash flow levels, and such awards will be earned only if performance targets over the performance periods established by the Compensation Committee are met. Compensation cost associated with these awards are recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. As of June 30, 2012, we had recorded $0.1 million of stock-based compensation expense related to these awards based on the assessed probability of attainment of the performance criteria.

The total fair value of restricted stock units vested during the three and six months ended June 30, 2012 was $2.3 million and $2.7 million, respectively. The total fair value of restricted stock units vested during the three and six months ended June 25, 2011 was $3.0 million and $4.0 million, respectively.

Employee Stock Purchase Plan

At the 2012 Annual Meeting, our stockholders also approved an amended and restated Employee Stock Purchase Plan (the "2012 ESPP"). The 2012 ESPP does not significantly change the provisions of the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), however, it does remove the annual increase to shares available for issuance and fixes the number of shares reserved for issuance under the 2012 ESPP at 4.0 million shares. The offering periods under the 2012 ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.  The table below shows the stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Stock-based compensation included in:
Cost of revenues	$716	$758	$1,229	$1,603
Research and development	1,249	951	2,298	2,212
Selling, general and administrative	1,513	644	2,994	2,506
Total stock-based compensation	3,478	2,353	6,521	6,321
Tax effect on stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$3,478	$2,353	$6,521	$6,321

Stock Options

During the three months ended June 30, 2012, we did not grant any stock options, while in the first quarter of fiscal 2012 we granted 45,000 stock options under our approved plans with a weighted average grant-date fair value of $1.84 per share. During the three and six months ended June 25, 2011, 257,500 and 459,750 stock options, respectively, were granted under our approved plans with a weighted average grant-date fair value of $4.34 and $4.06 per share, respectively.  The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	50.5%	47.7%	50.3%
Risk-free interest rate	—%	1.65%	0.46%	1.67%
Expected term (in years)	—	4.29	3.49	4.26

Employee Stock Purchase Plan

There were no shares issued under our approved employee stock purchase plans during the three months ended June 30, 2012 and June 25, 2011, respectively. During the six months ended June 30, 2012 and June 25, 2011, we issued 293,161 and 228,737 shares, respectively, under our approved employee stock purchase plans.  The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	47.0%	52.6%	47.6%	51.5%
Risk-free interest rate	0.09%	0.18%	0.12%	0.20%
Expected term (in years)	0.50	0.50	0.50	0.50

Unrecognized Compensation Costs

At June 30, 2012, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$5,366	1.75
Restricted stock units	10,533	2.09
Employee Stock Purchase Plan	56	0.09
Total unrecognized stock-based compensation expense	$15,955

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three and six months ended June 30, 2012 and June 25, 2011, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Net loss used in computing basic and diluted net loss per share	$(4,217)	$(7,678)	$(21,671)	$(29,102)
Denominator:
Weighted-average shares used in computing basic net loss per share	49,817	50,773	49,652	50,705
Add potentially dilutive securities	—	—	—	—
Weighted average shares used in computing basic and diluted net loss per share	49,817	50,773	49,652	50,705

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Options to purchase common stock	4,464	4,834	4,538	4,846
Restricted stock units	1,304	1,210	1,258	1,080
Employee Stock Purchase Plan	32	27	10	14
Total potentially dilutive securities	5,800	6,071	5,806	5,940

Note 15 — Income Taxes

We recorded an income tax benefit of $1.6 million and $1.4 million, respectively, for the three and six months ended June 30, 2012, as compared to an income tax benefit of $2.4 million and $2.2 million, respectively, for the three and six months ended June 25, 2011. The income tax benefits recorded for the three and six months ended June 30, 2012 reflect a $1.6 million release of a reserve for uncertain tax positions related to the lapsing of statue of limitations in our U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.  The income tax benefit recorded for the three and six months ended June 25, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.  We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

During the quarter ended June 25, 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it was more likely than not that such deferred tax assets would be realized was strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

Our liabilities for uncertain tax positions is classified as a long-term income taxes liability as payments are not anticipated over the next 12 months and because we are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur, if at all.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. Unrecognized tax benefits decreased by $2.3 million during the six months ended June 30, 2012 primarily as a result of additional research and development credit reserves and foreign transfer pricing reserves.  The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2012 is $1.1 million.

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. For the three and six months ended June 30, 2012, we recognized interest benefits, net of penalties, of approximately $0.4 million and $0.4 million, respectively. For the three and six months ended June 25, 2011, we recognized interest benefits, net of penalties, of approximately $9,000 and $2,000, respectively. As of June 30, 2012 and June 25, 2011, we have accrued total interest and penalties related to unrecognized tax benefits of $0.3 million and $0.4 million, respectively.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of June 30, 2012 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2011 or during the first six months of our fiscal 2012. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of June 30, 2012.
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
 Indemnification Arrangements

We have and may have from time to time in the ordinary course of our business entered into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of June 30, 2012.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended June 30, 2012, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.

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

Patent Litigation

In the ordinary course of business, the Company has been, is currently, and may in the future be, involved in other commercial litigation relating to intellectual property.

In July 2010, we filed a patent infringement, trade secret misappropriation and unfair competition lawsuit in the United States District Court for the Northern District of California, or the Court, against Micro-Probe Inc. The patent portion of the case asserted that Micro-Probe is willfully infringing six U.S. patents that cover aspects of our proprietary technology and wafer probe cards. The patents originally at issue were: U.S. Patent No. 6,441,315 for “Contact Structures With Blades Having A Wiping Motion,” U.S. Patent No. 6,825,422 for “Interconnection Element With Contact Blade,” U.S. Patent No. 6,965,244 for “High Performance Probe System,” U.S. Patent No. 7,227,371 for “High Performance Probe System,” U.S. Patent No. 6,246,247 for “Probe Card Assembly and Kit, and Methods of Using Same,” and U.S. Patent No. 6,624,648 for “Probe Card Assembly.” The current complaint is the Second Amended Complaint that adds allegations of infringement based upon two additional patents: U.S. Patent No. 7,671,614 for “Apparatus and Method for Adjusting An Orientation of Probes” and U.S. Patent No. 7,225,538 for “Resilient Contact Structures Formed And Then Attached To A Substrate”. U.S. Patent No. 6,624,648 was voluntarily dropped in a prior amendment. Damages and injunctive relief are sought.

The non-patent claims are for trade secret misappropriation, breach of confidence and unfair competition against a former employee relative to certain marketing, financial, technical and other confidential information taken by him for use at Micro-Probe and for Micro-Probe's conspiring with him to do so. The unfair competition claim also deals with Micro-Probe's encouraging of former FormFactor employees to breach their post-employment non-solicitation obligations to FormFactor. Damages, including disgorgement and lost profits, and injunctive relief are sought.

The Court split the action into Phase I, which covers the non-patent claims, and Phase II, which covers the patent claims. Fact discovery has been completed for Phase I. Cross-motions for summary judgment were heard on May 9, 2012, and on or about June 7, 2012, the Court granted summary judgment against the Company on the non-patent claims. The schedule and trial date for Phase II has not yet been set.

One or more third parties have initiated challenges in the U.S. and in foreign patent offices against certain of the above and other of our patents. With respect to U.S. Patent and Trademark Office, or USPTO, proceedings, Micro-Probe filed requests for reexamination directed to all of the patents-in-suit in the FormFactor v. Micro-Probe et al. action. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, and 7,225,538, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614. Requests for reexamination of the Company's U.S. Patent Nos. 6,615,485 and 6,624,648 and 5,994,152 were also granted by the USPTO. With respect to US Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate was issued. With respect to US Patent No. 6,624,648, the reexamination proceeding has concluded and a re-examination certificate was issued February 28, 2012. The Company did not appeal the adverse USPTO decision regarding US Patent No. 6,615,485. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of June 30, 2012. We will incur material attorneys' fees in prosecuting and defending the various identified actions.

Note 17 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our Condensed Consolidated Balance Sheet with changes in fair value recorded within “Other income (expense), net” in our Condensed Consolidated Statement of Operations for both realized and unrealized gains and losses.

The following table provides information about our foreign currency forward contracts outstanding as of June 30, 2012 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	325,954	$4,085
Taiwan Dollar	Buy	(60,501)	(2,041)
Korean Won	Buy	(896,107)	(786)
Total USD notional amount of outstanding foreign exchange contracts			$1,258

The contracts were entered into on June 29, 2012 and matured on July 27, 2012. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of June 30, 2012. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and six months ended June 30, 2012.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and six months ended June 30, 2012 and June 25, 2011 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Foreign exchange forward contracts	Other income (expense), net	$(360)	$(73)	$1,186	$(289)

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
During the three months ended June 30, 2012, we saw revenue increase as compared to the same period in fiscal 2011 across our DRAM and Flash product markets, offset by a slight decline in SoC product markets. During the six months ended June 30, 2012, we saw revenue increase compared to the same period in fiscal 2011 in our NAND Flash and SoC product markets, offset by a decline in NOR Flash and DRAM product markets. Our revenues increased by 18%, or $8.3 million, in the three months ended June 30, 2012 as compared to the same period in fiscal 2011 and by 3%, or $2.6 million, in the six months ended June 30, 2012, as compared to the same period in fiscal 2011. This increase is attributed primarily to our customers' production ramp up in DRAM after a weak second half of fiscal 2011, as well as our improved market penetration in NAND Flash. Market demand in SoC was relatively flat between the two fiscal periods.

We incurred a net loss of $4.2 million in the second quarter of fiscal 2012 as compared to a net loss of $7.7 million for the second quarter of fiscal 2011. Net loss decreased quarter over quarter due to increasing revenue and gross margin levels, offset by an increase in operating expenses resulting primarily from a benefit of $1.1 million from our restructuring activities in the six months ended June 25, 2011 that was not recurring in 2012. We incurred a net loss of $21.7 million in the first half of fiscal 2012 as compared to $29.1 million in the first half of fiscal 2011. The reduction in net loss period over period is primarily attributable to improved gross margin levels driven by favorable product mix and lower inventory reserve charges, as well as the reduction in operating expenses driven by both our restructuring actions undertaken throughout 2010 and 2011 and our continued focus on cost control efforts.

Our cash, cash equivalents and marketable securities totaled approximately $277.7 million as of June 30, 2012, as compared to $296.7 million at December 31, 2011. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first and second fiscal quarters of 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the third quarter of fiscal 2012 and future fiscal quarters.

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

Revenues. We derive substantially all of our revenues from product sales of wafer probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers' products are sold, market conditions in the semiconductor industry and macroeconomic issues. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs and manufacturing-related overhead. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory write-down as cost of revenues.

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. Our advanced wafer probe cards are manufactured in low volumes. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to, and/or in excess of, actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-saleable inventories based on assumptions about future demand, changes to manufacturing processes, and overall market conditions.

Research and Development. Research and development expenses include expenses related to product development, engineering and material costs. Almost all research and development costs are expensed as incurred, and capitalization of such costs has been immaterial in all periods to date. We plan to continue to invest in research and development activities to improve and enhance existing product technologies, to develop new products and product architectures, and to develop new technologies for current and new products and for new applications.

Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, provision for doubtful accounts, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, and administrative activities. These expenses also include costs for protecting and enforcing our intellectual property rights and regulatory compliance costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.5	78.8	77.3	83.9
Gross profit	29.5	21.2	22.7	16.1
Operating expenses:
Research and development	19.9	23.4	24.3	25.8
Selling, general and administrative	21.0	24.0	25.3	27.1
Restructuring charges, net	0.2	(2.4)	0.1	(0.1)
Impairment of long-lived assets	0.1	—	0.3	0.4
Total operating expenses	41.2	45.0	50.0	53.2
Operating loss	(11.7)	(23.8)	(27.3)	(37.1)
Interest income, net	0.3	0.8	0.4	0.9
Other income (expense), net	1.0	1.3	1.1	0.2
Loss before income taxes	(10.4)	(21.7)	(25.8)	(36.0)
Provision for (benefit from) income taxes	(2.8)	(5.2)	(1.6)	(2.5)
Net loss	(7.6)%	(16.5)%	(24.2)%	(33.5)%

Three and six months ended June 30, 2012 and June 25, 2011:

Revenues

Revenues by Market

	Three Months Ended			Six Months Ended
	June 30, 2012	June 25, 2011	% Change	June 30, 2012	June 25, 2011	% Change
	(In thousands, except percentages)
DRAM	$38,042	$33,926	12.1%	$59,966	$60,799	(1.4)%
Flash	9,686	5,214	85.8	14,744	11,461	28.6
SoC	7,085	7,418	(4.5)	14,909	14,727	1.2
Total revenues	$54,813	$46,558	17.7%	$89,619	$86,987	3.0%

Revenues for the three and six months ended June 30, 2012 increased 18%, or $8.3 million, and 3%, or $2.6 million, compared to the revenues of the comparable period of the prior year. Our revenue increased approximately 12% in DRAM and 86% in Flash, but was down approximately 5% in the SoC market. These fluctuations in revenue were primarily driven by unit volume.

Our revenues for the three and six months ended June 30, 2012 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues from sales to DRAM device manufacturers in three months ended June 30, 2012 increased as compared to revenue from DRAM device manufacturers for the comparable period of the prior year as DRAM manufacturers recovered from the impact of the flooding in Thailand and overall DRAM pricing improved. Revenues from the sales to DRAM device manufacturers for the six months ended June 30, 2012 were flat as compared to the prior year.
Revenues from sales to Flash memory device manufacturers increased significantly during the three and six months ended June 30, 2012 as compared to the prior year. The increase was driven by increased penetration into a major NAND Flash manufacturer, as well as an increase in revenues related to NOR Flash wafer prober cards driven by increased demand from existing customers.
Revenues from sales to SoC device manufacturers decreased in the three months ended June 30, 2012, compared to the prior year, primarily due to weaker end customer demand and purchase timing by our customers.
Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2012	% of Revenue	June 25, 2011	% of Revenue	June 30, 2012	% of Revenue	June 25, 2011	% of Revenue
	(In thousands, except percentages)
Taiwan	$13,946	25.4%	$20,641	44.3%	$21,081	23.5%	$34,368	39.5%
Japan	7,687	14.0	8,790	18.9	11,374	12.7	13,216	15.2
North America	5,179	9.5	4,835	10.4	8,662	9.7	13,356	15.4
South Korea	19,977	36.5	8,455	18.2	35,944	40.1	16,618	19.1
Asia Pacific (1)	6,463	11.8	2,679	5.7	9,655	10.8	5,856	6.7
Europe	1,561	2.8	1,158	2.5	2,903	3.2	3,573	4.1
Total revenues	$54,813	100.0%	$46,558	100.0%	$89,619	100.0%	$86,987	100.0%
______________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The increase in South Korea revenues for the three and six months ended June 30, 2012 compared to the same periods in the prior year was primarily due to the industry ramp up of DDR3 memory devices and Low Power DDR2 memory devices, increased market penetration of our NAND Flash products to customers in this region, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across the DRAM and Flash markets, respectively.  The significant decrease in Taiwan was primarily driven by a decrease in DRAM product shipments to that region, partially offset by higher NOR Flash product shipments.  Revenues in North America for the three months comparable period were relatively flat, while the decrease in the six months comparable period was driven by a decrease in DRAM shipments to that region. Europe revenues are impacted primarily by sales of our SoC products, and increases or decreases in any given period depend on unit volume. Decreased Japan revenues in the three and six month comparable periods were the result of decreased SmartMatrix sales to the region, partially offset by increase in SoC revenues driven by penetration of a new customer for our SoC products in Japan. Revenues in Asia Pacific for the three and six month period increased, primarily driven by sales of our DRAM products in that region.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
SK hynix (1)	36.1%	*	36.4%	11.4%
Samsung (2)	*	11.7%	11.9%	10.4%
Inotera Memories, Inc.	*	15.2%	*	*
Powerchip Technology (3)	*	10.2%	*	10.3%
Elpida (4)	*	10.0%	*	11.1%
Micron Technology (5)	*	*	*	10.9%
Total	36.1%	47.1%	48.3%	54.1%
 ______________________________________

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.

(2)	Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(3)	Includes Powerchip Technology Corporation and its consolidated subsidiary PowerFlash Technology Corporation

(4)	Includes Elpida Memory, Inc. and its consolidated subsidiary Rexchip Electronics Corporation

(5)
Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Micron Semiconductor Italia S.r.L., Micron Semiconductor Israel Ltd. and Micron Japan Ltd.

*	Less than 10% of revenues.

 The percentages above reflect customer constellations as of June 30, 2012.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Gross profit	$16,167	$9,890	$20,323	$13,960
% of revenues	29.5%	21.2%	22.7%	16.1%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 30, 2012, gross margin improved slightly compared to the same period in the prior year, primarily due to changes in product mix, as well as initiatives to reduce excess and obsolete inventory.

For the three and six months ended June 30, 2012, the primary driver for the quarter over quarter improvement in gross profit was a decline in net inventory provision charges of $0.2 million and $1.0 million, respectively. This improvement is the result of current and on-going initiatives to improve materials planning, procurement and production processes and improvement in the forecasted demand for our products that resulted in reductions in our excess inventory levels, as well as material cost initiatives. Excess custom inventories are not uncommon for us because our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times. This requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to and/or in excess of, actual demand for our wafer probe cards. For the three and six months ended June 30, 2012, the value of previously reserved materials that were used in manufacturing and shipped was $0.4 million and $1.0 million, respectively.

Gross margin included stock-based compensation of $0.7 million and $1.2 million for the three and six months ended June 30, 2012, respectively, compared to $0.8 million and $1.6 million for the three and six months ended June 25, 2011, respectively, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expenses related to current year grants.

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

Research and Development

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Research and development	$10,935	$10,878	$21,782	$22,438
% of revenues	19.9%	23.4%	24.3%	25.8%

Research and development expenses for the three and six months ended June 30, 2012 increased $0.1 million and decreased $0.7 million, respectively, compared to the same period in the prior year primarily due to changes in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased during the three and six months ended June 30, 2012 as compared to the three and six months ended June 25, 2011 due to cost controls and increased revenue levels.

In the three and six months months ended June 30, 2012, costs related to our research and development activities decreased from fiscal 2011 due to reduced payroll and related costs of $0.2 million and $0.5 million, respectively, driven primarily by reduced headcount and incentive compensation costs, as well as reduced licensing and equipment and related costs of $0.2 million and $0.3 million, respectively, driven by our cost control initiatives. Stock-based compensation included within research and development expenses was $1.2 million and $2.3 million for the three and six months ended June 30, 2012, compared to $1.0 million and $2.2 million for the for the three and six months ended June 25, 2011, with the increase being primarily due to current year grants, offset by declining stock prices.
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
Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Selling, general and administrative	$11,531	$11,154	$22,679	$23,541
% of revenues	21.0%	24.0%	25.3%	27.1%
Selling, general and administrative expenses increased $0.4 million for the three months ended June 30, 2012 from the comparable period of the prior year primarily due to increased stock-based compensation costs, while selling, general and administrative expenses decreased $0.9 million, for the six months ended June 30, 2012 from the comparable period of the prior year due to a decrease in personnel related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses decreased during the three and six months ended June 30, 2012 from the comparable periods of prior year, primarily due to better cost controls combined with increased revenues.

For the three months ended June 30, 2012, salary and payroll related costs for selling, general and administrative functions, including incentive bonuses, were flat with the comparable period in the prior year driven by a reduction in head count offset by certain incentive compensation programs, while for the six months ended June 30, 2012 such costs decreased by $0.3 million from the same period in fiscal 2011 due primarily to reduced headcount. Our cost reduction efforts, as well as reduction in on-going legal activities and the negotiation of credits with certain of our vendors, resulted in a reduction in legal and outside service fees of $0.3 million and $0.8 million, respectively, during the second quarter of fiscal 2012 versus the same period of fiscal 2011. These decreases were offset by increases in costs associated with certain selling activities associated with new technology platforms of $0.6 million and $0.7 million in the three and six months periods ended June 30, 2012. Stock-based compensation expenses included within selling, general and administrative expense were $1.5 million and $3.0 million, respectively, for the three and six months ended June 30, 2012 compared to $0.6 million and $2.5 million, respectively, for the same period in the prior year. The increase in stock-based compensation during the three and six months ended June 30, 2012 as compared to the prior year was due to expense from current period grants, as well as a reduction in our expenses during the three and six months ended June 25, 2011 due to the full vesting of shares that were granted in the first half of fiscal 2007, partially offset by reduced headcount and declining stock prices.

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Restructuring charges, net	$136	$(1,099)	$103	$(60)
% of revenues	0.2%	(2.4)%	0.1%	(0.1)%

For the three and six months ended June 30, 2012, restructuring charges increased $1.2 million and $0.2 million, respectively, from the comparable periods of the prior year.  Our restructuring activities are discussed below.

2012 Restructuring Activities

In the first fiscal quarter of 2012, we did not undertake any new restructuring activities. In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits during the quarter related to restructuring activities. The activities comprising this restructuring activity will be completed by the end of the third quarter of fiscal 2012. As a result of this action, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.1 million in subsequent quarters.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to the Q1 2011 Restructuring Plan. The activities comprising this reduction in workforce were substantially completed by the end of the second quarter of fiscal 2011. As a result of the Q1 2011 Restructuring Plan, we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.6 million in subsequent quarters.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits related to the Q2 2011 Restructuring Plan. The activities comprising this reduction in workforce were substantially completed by the end of the third quarter of fiscal 2011. As a result of the Q2 2011 Restructuring Plan we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.4 million in subsequent quarters.

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

Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Impairment of long-lived assets	$61	$—	$229	$351
% of revenues	0.1%	—%	0.3%	0.4%

During the three months ended June 30, 2012 we recorded an impairment of $0.1 million related to to the termination of an on-going construction-in-progress project and during the six months ended June 30, 2012, in addition to the impairment on the construction-in-progress project, we recorded an impairment of $0.2 million related to certain assets which were previously held for sale that were determined to no longer be saleable and would be used for internal purposes. During the three and six months ended June 25, 2011, we recorded an impairment of $0.2 million and $0.4 million, respectively, related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2012 if we are unable to achieve operating results anticipated by our forecasted financial plan.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Interest income, net	$182	$369	$394	$793
% of revenue	0.3%	0.8%	0.4%	0.9%
Other income (expense), net	$546	$584	$956	$210
% of revenues	1.0%	1.3%	1.1%	0.2%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and six months ended June 30, 2012 as compared with the same periods of the prior year was primarily the result of lower average balances and declining yields. Cash, cash equivalents, restricted cash and marketable securities were $278.0 million at June 30, 2012 compared to $297.0 million at December 31, 2011. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended June 30, 2012 and June 25, 2011 were 0.29% and 0.48%, respectively, and the weighted-average yield on our cash, cash equivalents and marketable securities for the six months ended June 30, 2012 and June 25, 2011 were 0.31% and 0.51%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for the three months ended June 30, 2012 compared to June 25, 2011 was due to foreign currency gains related to Japanese Yen as well as payments received from an intellectual property settlement during the first quarter of fiscal 2012. The change in other income (expense), net for the six months ended June 30, 2012 compared to the same period for the prior year was due to foreign currency gains related to Korean Won and Taiwan Dollar as well as payments received from an intellectual property settlement during the first half of fiscal 2012.

Provision for (Benefit From) Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(1,551)	$(2,412)	$(1,449)	$(2,205)
Effective tax rate	26.9%	23.9%	6.3%	7.0%

We recorded an income tax benefit of $1.6 million and $1.4 million for the three and six months ended June 30, 2012, respectively, and an income tax benefit of $2.4 million and $2.2 million for the three and six months ended June 25, 2011, respectively. The income tax benefits recorded for the three and six months ended June 30, 2012 reflect a $1.6 million release of a reserve for uncertain tax positions related to the lapsing of statue of limitations in our U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.  The income tax benefit recorded for the three and six months ended June 25, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.

In the second quarter of fiscal 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carry-forwards due to a change in the entity's structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it was more likely than not that such deferred tax assets would be realized was strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  For both the three and six months ended June 30, 2012, we recognized interest benefits, net of penalties, of approximately $0.4 million. For the three and six months ended June 25, 2011, we recognized interest benefits, net of penalties, of approximately $9,000 and $2,000, respectively. We have accrued total interest and penalties related to unrecognized tax benefits of $0.3 million and $0.4 million as of both June 30, 2012 and June 25, 2011.

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

Liquidity and Capital Resources

 Capital Resources: Our working capital was $293.5 million at June 30, 2012 and $308.4 million at December 31, 2011. The decrease in working capital in the six months ended June 30, 2012 was primarily due to our net loss during the six months ended June 30, 2012, offset in part by an increase in our accounts receivable due to increased sales and the timing of such sales.

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

Our cash, cash equivalents and marketable securities totaled approximately $277.7 million at June 30, 2012 as compared to $296.7 million at December 31, 2011. Cash, cash equivalents and marketable securities included $13.7 million held by our foreign subsidiaries as of June 30, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the six months ended June 30, 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2012.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 41 days at June 30, 2012 compared with 42 days at December 31, 2011. Our DSO calculation is calculated using the countback method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to our collection efforts as well as shortened payment terms for certain customers.

	Six Months Ended
	June 30, 2012	June 25, 2011
	(In thousands)
Net cash used in operating activities	$(14,824)	$(19,539)
Net cash provided by investing activities	20,641	29,283
Net cash provided by (used in) financing activities	1,179	(1,431)
Cash flows from operating activities: Net cash used in operating activities for the six months ended June 30, 2012 was primarily attributable to our net loss of $21.7 million offset in part by $16.0 million of non-cash charges consisting primarily of $6.5 million of stock-based compensation, $5.4 million of depreciation and amortization and $2.5 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the six months ended June 30, 2012 was a use of cash of $9.1 million comprising an increase in our accounts receivable of $15.1 million due to an increase in sales as well as the timing of transactions closer to our quarter end and an increase in inventory of $4.8 million to support higher forecasted demand in future quarters, offset in part by an increase of $7.8 million in accounts payable driven by the timing of invoice receipt and payments to vendors.
Net cash used in operating activities for the six months ended June 25, 2011 was primarily attributable to our net loss of $29.1 million offset in part by $11.3 million of non-cash charges consisting primarily of $5.8 million of depreciation and amortization, $6.3 million of stock-based compensation and $3.5 million of provision for excess and obsolete inventories, offset by $2.6 million of deferred income tax benefit driven by the release of a valuation allowance in a non-U.S. jurisdiction. The net change in operating assets and liabilities for the six months ended June 25, 2011 was a use of cash of $1.8 million consisting primarily of a decrease of $8.5 million in accrued liabilities, including those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.  This use of cash was partially offset by a decrease in accounts receivable of $1.1 million due to strong cash collections in the first two quarters of fiscal 2011 as well as a reduction in prepaid expenses and other current assets due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings.
Cash flows from investing activities: Net cash provided by investing activities for the six months ended June 30, 2012 was primarily related to $94.5 million proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $69.9 million and $3.9 million cash used in the acquisition of property and equipment. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the six months ended June 25, 2011 was primarily related to $144.2 million  proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling

$112.2 million and $2.7 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash used in financing activities for the six months ended June 30, 2012 included $1.3 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash used in financing activities for the six months ended June 25, 2011 included $3.0 million used for the repurchase and retirement of common stock in connection with our stock repurchase program partially offset by $1.6 million in proceeds received from purchases under our ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.
Our cash, cash equivalents and marketable securities declined in the six months ended June 30, 2012. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining fiscal quarters of 2012.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2012, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the quarter ended June 30, 2012.

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 had a scheduled expiration date of October 19, 2011. The program could be modified or discontinued at any time.

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the extended repurchase program, we may repurchase up to $40.5 million million of outstanding common stock during the program period.  Except for the extended expiration date, the terms and conditions of the extended repurchase program remain the same as those in the original program approved in fiscal 2010.

During fiscal years 2010 and 2011, we repurchased and retired 70,000 and 2,332,740 shares of common stock for $0.6 million and $16.4 million, respectively, under this repurchase authorization. During the first and second quarters of fiscal 2012, we did not repurchase any shares of common stock under this program.

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

FormFactor, Inc.

Date:	August 1, 2012	By:	/s/ Michael M. Ludwig

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