Form 10-Q
period 2012-09-29
FORMFACTOR INC
filed 2012-11-02
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 31, 2012, 53,269,378 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenues	$41,262	$52,115	$130,881	$139,101
Cost of revenues	33,110	40,141	102,406	113,168
Gross profit	8,152	11,974	28,475	25,933
Operating expenses:
Research and development	8,573	10,423	30,355	32,861
Selling, general and administrative	11,594	11,200	34,273	34,741
Restructuring charges, net	2,481	258	2,584	197
Impairment of long-lived assets	143	100	372	451
Total operating expenses	22,791	21,981	67,584	68,250
Operating loss	(14,639)	(10,007)	(39,109)	(42,317)
Interest income, net	163	335	557	1,128
Other income (expense), net	171	(75)	1,127	135
Loss before income taxes	(14,305)	(9,747)	(37,425)	(41,054)
Provision for (benefit from) income taxes	173	157	(1,276)	(2,048)
Net loss	$(14,478)	$(9,904)	$(36,149)	$(39,006)
Net loss per share:
Basic and Diluted	$(0.29)	$(0.20)	$(0.73)	$(0.77)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	50,154	50,747	49,805	50,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net loss	$(14,478)	$(9,904)	$(36,149)	$(39,006)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	435	255	161	829
Unrealized gains (losses) on marketable securities:
Unrealized gains (losses) arising during the period	44	(117)	(62)	218
Net (gains) losses reclassified into earnings	—	(35)	(1)	91
Net unrealized gains (losses) on marketable securities	44	(82)	(61)	127
Other comprehensive income (loss), net of tax	479	173	100	956
Comprehensive loss	$(13,999)	$(9,731)	$(36,049)	$(38,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$162,062	$139,049
Marketable securities	114,101	157,642
Accounts receivable, net	16,891	12,662
Inventories	20,054	18,092
Deferred tax assets	729	1,162
Refundable income taxes	3	910
Prepaid expenses and other current assets	6,364	7,458
Total current assets	320,204	336,975
Restricted cash	318	317
Property, plant and equipment, net	32,912	35,132
Deferred tax assets	5,902	5,954
Other assets	3,495	4,693
Total assets	$362,831	$383,071
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,856	$9,731
Accrued liabilities	17,412	13,966
Income taxes payable	434	100
Deferred revenue	6,093	4,798
Total current liabilities	34,795	28,595
Long-term income taxes payable	1,355	4,112
Deferred rent and other liabilities	4,228	3,712
Total liabilities	40,378	36,419
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 50,248,434 and 49,268,479 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	51	50
Additional paid-in capital	663,872	652,024
Accumulated other comprehensive income	2,800	2,700
Accumulated deficit	(344,270)	(308,122)
Total stockholders’ equity	322,453	346,652
Total liabilities and stockholders’ equity	$362,831	$383,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net loss	$(36,149)	$(39,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,996	8,593
Amortization of discount (premium) on investments	77	385
Stock-based compensation expense	9,489	9,661
Deferred income tax provision (benefit)	72	(2,513)
Provision for (recovery of) doubtful accounts receivable	30	(266)
Provision for excess and obsolete inventories	4,349	4,867
Loss (gain) on disposal and write-off of long-lived assets	35	(31)
Impairment of long-lived assets	372	451
Non-cash restructuring	462	(1,582)
Foreign currency transaction (gains) losses	1,141	(542)
Changes in operating assets and liabilities:
Accounts receivable	(4,215)	453
Inventories	(6,205)	(581)
Prepaid expenses and other current assets	778	2,524
Refundable income taxes	852	(12)
Other assets	325	1,896
Accounts payable	1,451	3,262
Accrued liabilities	3,580	(9,390)
Income taxes payable	(1,379)	(1,253)
Deferred rent and other liabilities	124	(11)
Deferred revenues	1,295	1,322
Net cash used in operating activities	(15,520)	(21,773)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,122)	(4,874)
Proceeds from sales of property, plant and equipment	—	33
Purchases of marketable securities	(82,437)	(182,213)
Proceeds from maturities of marketable securities	114,840	232,980
Proceeds from sale of marketable securities	11,000	—
Change in restricted cash	—	383
Net cash provided by investing activities	37,281	46,309
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	2,253	3,512
Purchase and retirement of common stock	—	(8,536)
Net cash provided by (used in) financing activities	2,253	(5,024)
Effect of exchange rate changes on cash and cash equivalents	(1,001)	214
Net increase (decrease) in cash and cash equivalents	23,013	19,726
Cash and cash equivalents, beginning of period	139,049	121,207
Cash and cash equivalents, end of period	$162,062	$140,933
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$713	$(192)
Income taxes paid (refunded), net	$(841)	$1,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 29, 2012, or for any other period. The balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Significant Accounting Policies.  Our significant accounting policies have not materially changed during the three and nine months ended September 29, 2012 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. Three customers accounted for 30%, 16%, and 15% of revenues during the three months ended September 29, 2012 and three customers accounted for 25%, 14%, and 14% of revenues during the three months ended September 24, 2011. Two customers accounted for 34% and 13% of revenues during the nine months ended September 29, 2012 and two customers accounted for 16% and 12% of revenues during the nine months ended September 24, 2011. No other customers accounted for more than 10% of total revenues in either of these fiscal periods.
At September 29, 2012, three customers accounted for approximately 18%, 12%, and 11% of gross accounts receivable. At December 31, 2011, two customers accounted for approximately 12% and 10% of gross accounts receivable. No other customer accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and system-on-chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.  Restructuring charges are reflected separately as ‘Restructuring charges, net’ in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the nine months ended September 29, 2012 and September 24, 2011 are discussed below:

2012 Restructuring Activities

In the first fiscal quarter of 2012, we did not undertake any new restructuring actions. In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits related to restructuring activities.

In the third fiscal quarter of 2012, we implemented a restructuring plan (the "Q3 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 44 employees across the organization. In conjunction with this action, we have also initiated a plan to cease our manufacturing operations in Japan. We recorded $1.8 million in charges for severance and related benefits, $0.2 million in charges for contract termination, and other costs related to restructuring activities during the quarter related to this plan, and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized. The activities comprising this reduction in workforce are expected to be substantially completed by the end of the fourth quarter of fiscal 2012.

2011 Restructuring Activities

In the first quarter of fiscal 2011, we implemented a restructuring plan (the “Q1 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $1.1 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were completed by the end of the second quarter of fiscal 2011.

In the second quarter of fiscal 2011, we implemented a restructuring plan (the “Q2 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by 13 full-time employees across the organization. We recorded $0.6 million in charges for severance and related benefits during the quarter related to the Q2 2011 Restructuring Plan. The activities comprising this reduction in workforce were completed by the end of the third quarter of fiscal 2011. Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  In addition, we were granted a rent reduction for the remaining occupied facilities in this building. We previously had recorded certain asset retirement obligations and accruals related to our ceasing use of these facilities in connection with a prior restructuring action.  As a result, we recorded a benefit of $1.5 million to ‘Restructuring charges, net’ in our Condensed Consolidated Statement of Operations for the three and six months ending September 24, 2011.

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were completed by the end of the fourth quarter of fiscal 2011.

In addition to the above, we executed certain additional restructuring actions during the remainder of fiscal 2011. The ending restructuring accrual of $0.2 million as of December 31, 2011 reflects unpaid amounts related to these actions at that date.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the first quarter of fiscal 2013.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

The activities in the restructuring accrual for the nine months ended September 29, 2012 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 31, 2011	$200	$—	$—	$200
Restructuring charges	1,999	407	225	2,631
Cash payments	(501)	(407)	(14)	(922)
Adjustments to restructuring charges	(50)		—	(50)
Balance at September 29, 2012	$1,648	$—	$211	$1,859

Note 5 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. We do not have any assets or liabilities measured at fair value on a non-recurring basis.

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Inputs, other than the quoted prices in active markets, which are observable either directly or indirectly.
•Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

Fair value measured on a recurring basis as of September 29, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$136,083	$—	$136,083
Commercial paper	—	3,000	3,000
Marketable securities
U. S. Treasury	—	46,108	46,108
Agency securities	—	63,994	63,994
Commercial paper	—	3,999	3,999
Total	$136,083	$117,101	$253,184

Fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$106,147	$—	$106,147
Commercial paper	—	8,999	8,999
Marketable securities
U. S. Treasury	—	76,663	76,663
Agency securities	—	78,981	78,981
Commercial paper	—	1,998	1,998
Total	$106,147	$166,641	$272,788

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

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three and nine months ended September 29, 2012 and September 24, 2011.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale.  All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at September 29, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$45,989	$119	$—	$46,108
Agency securities	63,913	84	(3)	63,994
Commercial paper	3,999	—	—	3,999
	$113,901	$203	$(3)	$114,101

Marketable securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasury	$76,462	$205	$(4)	$76,663
Agency securities	78,921	102	(42)	78,981
Commercial paper	1,998	—	—	1,998
	$157,381	$307	$(46)	$157,642

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of September 29, 2012 and December 31, 2011, respectively.

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

Contractual maturities of marketable securities as of September 29, 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$28,994	$29,059
Due after one year to five years	84,907	85,042
	$113,901	$114,101

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and nine months ended September 29, 2012 and September 24, 2011, respectively.

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

During the three months ended September 29, 2012, we did not record any additional provision for doubtful accounts, while in the first half of fiscal 2012 we recorded a provision for doubtful accounts in the amount of $30,000 related to heightened risk of non-payment of accounts receivable by certain customers that filed for bankruptcy. We did not release any previously reserved bad debts in the three and nine months ended September 29, 2012. We recorded a reduction in our provision for doubtful accounts of $0.6 million in the first half of fiscal 2011 primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and the write-off of previously reserved accounts receivable in the amount of $0.3 million.

A reconciliation of the changes in our allowance for doubtful accounts receivable for the nine months ended September 29, 2012 and September 24, 2011 is as follows (in thousands):

	September 29, 2012	September 24, 2011
Balance at beginning of period	$238	$847
Additions	30	28
Reductions	—	(610)
Balance at end of period	$268	$265

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Raw materials	$6,636	$5,732
Work-in-progress	8,381	5,938
Finished goods	5,037	6,422
	$20,054	$18,092

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

A reconciliation of the changes in our warranty liability for the nine months ended September 29, 2012 and September 24, 2011 is as follows (in thousands):

	September 29, 2012	September 24, 2011
Balance at beginning of period	$330	$433
Accrual (release) of warranties during the period	1,575	754
Settlements made during the period	(1,095)	(427)
Balance at end of period	$810	$760

Note 10 — Long-lived Assets

Impairment of Long-lived Assets

During the three months ended September 29, 2012, we wrote-off fully depreciated assets with an acquired cost of $0.2 million. In addition, we recorded an impairment of $0.1 million related to the termination of an on-going construction-in-progress project in the quarter, while in the nine months ended September 29, 2012, we recorded an impairment of $0.2 million related to the termination of an on-going construction-in-progress project and $0.2 million related to certain assets which were previously held for sale that were determined to no longer be saleable and used for internal purposes. During the three and nine months ended September 24, 2011, we recorded an impairment of $0.1 million and $0.5 million, respectively, related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress. These charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

As discussed in Note 4, we recorded an impairment charge of $0.4 million related to our restructuring activities for the quarter ended September 29, 2012. None was recorded for the quarter ended September 24, 2011. We have not recorded any material impairment charges related to our assets that are held and used, or intangible assets during the quarters ended September 29, 2012 and September 24, 2011.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Building	$790	$790
Machinery and equipment	134,320	127,309
Computer equipment and software	37,162	36,323
Furniture and fixtures	6,077	6,073
Leasehold improvements	69,942	70,097
	248,291	240,592
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(225,054)	(217,963)
	23,237	22,629
Construction-in-progress	9,675	12,503
	$32,912	$35,132

At September 29, 2012, the carrying amount of our intangible asset, which consists of purchased intellectual property, was $2.3 million, with $5.9 million as the gross amount and $3.6 million as the accumulated amortization. We recorded $0.3 million and $0.9 million, respectively, of amortization expense for our intangible asset during the three and nine months ended September 29, 2012, all of which was charged to cost of revenues.  The intangible asset had a remaining amortization period of 2.0 years at September 29, 2012. The intangible asset is included in ‘Other assets’ in the Condensed Consolidated Balance Sheets.

Note 11 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income was as follows (in thousands):

	September 29, 2012	December 31, 2011
Unrealized gain (loss) on marketable securities, net of tax of $384 at September 29, 2012 and December 31, 2011, respectively	$(184)	$(123)
Cumulative translation adjustments	2,984	2,823
Accumulated other comprehensive income	$2,800	$2,700

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

During fiscal year 2011 we repurchased and retired 2,332,740 shares of common stock for $16.4 million under this repurchase authorization.  We did not repurchase any shares of common stock under this program during fiscal 2012.

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

At our Annual Meeting of Stockholders on April 18, 2012 (the "2012 Annual Meeting"), our stockholders approved an amended and restated Equity Incentive Plan (the "2012 Plan"), reserving 7.4 million shares for future grants, less any shares granted between February 28, 2012 and April 18, 2012. In addition, shares underlying any outstanding stock award or stock option grant previously awarded under the Prior Plans and the 2002 Plan that were canceled or forfeited prior to vesting or exercise become available for use under the 2012 Plan. The 2002 Plan was terminated on April 18, 2012, except for outstanding awards. Upon the effectiveness of the 2012 Plan, we ceased granting any equity awards under the Prior Plans and 2002 Plan. Subsequent awards have been and will be granted under the 2012 Plan.

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

Stock Options

Stock option activity under our equity incentive plans during the nine months ended September 29, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,619,022	$13.11
Options granted	70,000	$5.34
Options exercised	—	$—
Options canceled	(372,846)	$12.40
Outstanding at September 29, 2012	4,316,176	$13.05	3.85	$15,650
Vested and expected to vest at September 29, 2012	4,207,336	$13.14	3.81	$12,983
Exercisable at September 29, 2012	2,925,405	$14.77	3.37	$—

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the nine months ended September 29, 2012 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2011	1,307,303	$12.88
Awards granted	1,304,210	5.76
Awards vested	(466,786)	14.03
Awards canceled	(168,837)	8.84
Restricted stock units at September 29, 2012	1,975,890	$8.25

On May 4, 2012, we issued 0.4 million restricted stock units to certain senior executives of our company that will vest based on certain performance criteria, the achievement of which will be determined on December 31, 2013. The performance criteria are based on the Company's 2013 operating cash flow levels, and such awards will be earned only if performance targets over the performance periods established by the Compensation Committee are met. Compensation cost associated with these awards are recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable. During the three and nine months ended September 29, 2012, we recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to these awards based on the assessed probability of attainment of the performance criteria.

The total fair value of restricted stock units vested during the three and nine months ended September 29, 2012 was $0.1 million and $2.8 million, respectively. The total fair value of restricted stock units vested during the three and nine months ended September 24, 2011 was $0.2 million and $4.2 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Stock-based compensation included in:
Cost of revenues	$592	$694	$1,821	$2,297
Research and development	969	887	3,267	3,099
Selling, general and administrative	1,407	1,758	4,401	4,265
Total stock-based compensation	2,968	3,339	9,489	9,661
Tax effect on stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$2,968	$3,339	$9,489	$9,661

Stock Options

During the three and nine months ended September 29, 2012, we granted 25,000 and 70,000 stock options under our approved plans with a weighted average grant-date fair value of $2.75 and $2.17 per share. During the three months ended September 24, 2011, we did not grant any stock options. During the nine months ended September 24, 2011, 459,750 stock options were granted under our approved plans with a weighted average grant-date fair value of $4.06 per share.  The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	49.8%	—%	48.4%	50.3%
Risk-free interest rate	1.05%	—%	0.67%	1.67%
Expected term (in years)	7.00	—	4.75	4.26

Employee Stock Purchase Plan

During the three months ended September 29, 2012 and September 24, 2011, there were 239,916 and 158,081 shares respectively, issued under our approved employee stock purchase plans. During the nine months ended September 29, 2012 and September 24, 2011, we issued 533,077 and 386,818 shares, respectively, under our approved employee stock purchase plans.  The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	46.0%	51.0%	46.4%	53.4%
Risk-free interest rate	0.13%	0.26%	0.11%	0.23%
Expected term (in years)	0.50	1.00	0.76	0.80

Unrecognized Compensation Costs

At September 29, 2012, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$4,839	1.49
Restricted stock units	8,293	1.82
Employee Stock Purchase Plan	357	0.34
Total unrecognized stock-based compensation expense	$13,489

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including stock options, restricted stock units and common stock subject to repurchase. Diluted loss per share for the three and nine months ended September 29, 2012 and September 24, 2011, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Net loss used in computing basic and diluted net loss per share	$(14,478)	$(9,904)	$(36,149)	$(39,006)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,154	50,747	49,805	50,719
Add potentially dilutive securities	—	—	—	—
Weighted average shares used in computing basic and diluted net loss per share	50,154	50,747	49,805	50,719

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Options to purchase common stock	4,365	4,799	4,480	4,770
Restricted stock units	957	1,267	1,252	1,123
Employee Stock Purchase Plan	—	22	—	43
Total potentially dilutive securities	5,322	6,088	5,732	5,936

Note 15 — Income Taxes

We recorded an income tax provision of $0.2 million and an income tax benefit of $1.3 million, respectively, for the three and nine months ended September 29, 2012, as compared to an income tax provision of $0.2 million and an income tax benefit of $2.0 million, respectively, for the three and nine months ended September 24, 2011. The income tax provision for the three months ended September 29, 2012 reflects income tax expense in certain of our non-U.S. jurisdictions, while the benefit recorded for the nine months ended September 29, 2012 reflects a $1.6 million release of a reserve for uncertain tax positions related to the lapsing of the statute of limitations in a U.S. jurisdictions, offset by income tax expense in certain of our non-U.S. operations.  The income tax expense recorded for the three months ended September 24, 2011 primarily relates to income tax expense of our non-U.S. jurisdictions, while the income tax benefit for the nine months ended September 24, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.  We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

During the second quarter of fiscal 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction and conclusion that such location will continue to be in operation for the foreseeable future, as well as a forecast of future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity’s structure to a cost-plus arrangement. Accordingly, a deferred tax valuation allowance release of $2.5 million was recorded as an income tax benefit during the quarter. Our conclusion that it was more likely than not that such deferred tax assets would be realized was strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

Our liabilities for uncertain tax positions is classified as a long-term income taxes liability as payments are not anticipated over the next 12 months and because we are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur, if at all.  It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expires without assessment from tax authorities. Unrecognized tax benefits decreased by $2.2 million during the nine months ended September 29, 2012 primarily as a result of additional research and development credit reserves and foreign transfer pricing reserves.  The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 29, 2012 is $1.1 million.

We recognize interest and penalties related to uncertain tax positions as part of the income tax provision. For the three and nine months ended September 29, 2012, we recognized interest benefits, net of penalties, of approximately $4,000 and $0.3 million, respectively. For the three and nine months ended September 24, 2011, we recognized interest charges and penalties of approximately $3,000 and $26,000, respectively. As of September 29, 2012 and September 24, 2011, we have accrued total interest and penalties related to unrecognized tax benefits of $0.3 million and $0.5 million, respectively.

The amount of income taxes we pay is subject to ongoing audits by Federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of September 29, 2012 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

Note 16 — Commitments and Contingencies

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2011 or during the first nine months of our fiscal 2012. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of September 29, 2012.
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
 Indemnification Arrangements

We have and may have from time to time in the ordinary course of our business entered into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of September 29, 2012.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the fiscal quarter ended September 29, 2012, we were not involved in any material legal proceedings, other than the proceedings summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.

Customs and Trade Matters

From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. In fiscal 2011, we received inquiries from a foreign jurisdiction tax authority and from a foreign customs authority, regarding certain indirect tax matters. We have fully cooperated with these inquiries, which related to our prior shipping process for new product qualifications and for products for certain of our repair center activities. During the fiscal quarter ended September 29, 2012, we received what we believe are final communications on these tax and customs matters indicating we owe $0.3 million of unpaid indirect taxes and penalties. We had previously accrued $1.0 million for potential exposures related to these tax and customs matters, and therefore have adjusted our accrual to reflect this final conclusion as of September 29, 2012.

Patent Litigation

In the ordinary course of business, the Company has been, is currently, and may in the future be, involved in other commercial litigation relating to intellectual property.

In July 2010, we filed a lawsuit in the United States District Court for the Northern District of California, case no. 4:10-cv-03095-PJH (the "Action"), against Micro-Probe Inc. and a Micro-Probe officer who was a former FormFactor employee. In the Action, we asserted patent infringement and unfair competition claims against MicroProbe, and trade secret misappropriation and breach of confidence claims against Micro-Probe and the former FormFactor employee. On October 16, 2012, and in connection with an Agreement and Plan of Merger dated August 31, 2012, under which we acquired 100.0% of the shares of Astria Semiconductor Holdings, Inc. and its Subsidiaries, see Note 18 for further information, FormFactor, Astria Semiconductor Holdings, Micro-Probe, the former FormFactor employee entered into a Confidential Settlement Agreement and

FormFactor, Astria Semiconductor Holdings, Micro-Probe, the former FormFactor employee and certain other entities entered into a Confidential Release Agreement, both to resolve the Action.

One or more third parties have initiated challenges in the U.S. Patent and Trademark Office, or USPTO, against certain of our patents, including requests for reexamination directed to all of the patents-in-suit in the Action. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, and 7,225,538, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614. Requests for reexamination of the Company's U.S. Patent Nos. 6,615,485 and 6,624,648 and 5,994,152 were also granted by the USPTO. With respect to US Patent No. 5,994,152, the re-examination proceeding has concluded and a re-examination certificate was issued. With respect to US Patent No. 6,624,648, the reexamination proceeding has concluded and a re-examination certificate was issued February 28, 2012. The Company did not appeal the adverse USPTO decision regarding US Patent No. 6,615,485. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of September 29, 2012. We will incur material attorneys' fees in prosecuting and defending the various identified actions.
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

The following table provides information about our foreign currency forward contracts outstanding as of September 29, 2012 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	129,141	$1,650
Taiwan Dollar	Buy	(59,891)	(2,054)
Korean Won	Buy	(268,604)	(242)
Total USD notional amount of outstanding foreign exchange contracts			$(646)

The contracts were entered into on September 28, 2012 and matured on October 26, 2012. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of September 29, 2012. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and nine months ended September 29, 2012.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and nine months ended September 29, 2012 and September 24, 2011 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain or (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Foreign exchange forward contracts	Other income (expense), net	$(171)	$(352)	$(170)	$(641)

Note 18 — Subsequent Events

On October 16, 2012, we acquired, pursuant to an Agreement and Plan of Merger dated August 31, 2012, 100.0% of the shares of Astria Semiconductor Holdings, Inc., including its operating subsidiary Micro-Probe, Inc. (“Astria”), for total consideration of $116.8 million, comprised of cash consideration of $100.0 million and 3,021,066 shares of our common stock valued at $5.5444 per share. As a result of the acquisition, Astria has become our wholly-owned subsidiary.

Astria is a semiconductor equipment company that designs, develops, manufacturs, sells and services high performance, custom designed advanced SoC wafer probe cards and analytical test equipment used in the semiconductor industry. Astria is a global company with operations in the U.S. and Asia, including China, South Korea, Singapore and Taiwan. The acquisition of Astria enables us to leverage the combination of two advanced wafer probe card manufacturers and expand our SoC product portfolio to meaningfully diversify our business.

The transaction will be accounted for in accordance with the acquisition method of accounting for business combinations under existing GAAP. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date including acquired in-process research and development assets.

Due to the limited time since the acquisition date, the initial purchase allocation for the business combination is incomplete at this time. As a result, we are unable to provide disclosures of the amounts that will be recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including the information required for accounts receivable, inventory, pre-acquisition contingencies, intangible assets and goodwill. Because the initial purchase allocation for the business combination is incomplete at this time, we are also unable to provide the required pro forma disclosures of revenues and earnings of the combined entity.

We have expensed $1.2 million of costs relating to legal, financial and due diligence services performed in connection with the transaction with Astria, which are included in selling, general and administrative expenses in the accompanying Statement of Condensed Consolidated Operations for the three and nine months ended September 29, 2012.

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
During the three and nine months ended September 29, 2012, we saw revenue decrease as compared to the same period in fiscal 2011 across our DRAM and SoC product markets, offset by an increase in Flash product markets. Our revenues decreased by 21%, or $10.9 million, in the three months ended September 29, 2012 as compared to the same period in fiscal 2011 and by 6%, or $8.2 million, in the nine months ended September 29, 2012, as compared to the same period in fiscal 2011. This decrease is attributed primarily to weakening DRAM end market demand. Market demand in SoC was also down in the three and nine months ended September 29, 2012 as compared to the same periods in fiscal 2011, driven by macroeconomic conditions. Improved market penetration in NAND Flash in a major NAND Flash manufacturer drove increased revenues in this segment.

We incurred a net loss of $14.5 million in the third quarter of fiscal 2012 as compared to a net loss of $9.9 million for the third quarter of fiscal 2011. Net loss increased quarter over quarter due to decreasing revenue and gross margin levels, as well as an increase in operating expenses due to restructuring charges of $2.5 million and acquisition costs of $1.2 million, partially offset by the foreign Customs and value-added tax, or VAT, accrual release of $0.6 million. We incurred a net loss of $36.1 million in the first nine months of fiscal 2012 as compared to $39.0 million in the first nine months of fiscal 2011. The decrease in net loss period over period is primarily attributable to improved gross margin levels driven by favorable product mix, lower material costs, and lower inventory reserve charges, as well as the reduction in operating expenses driven by both our restructuring actions undertaken throughout 2010 and 2011 and our continued focus on cost control efforts.

Our cash, cash equivalents and marketable securities totaled approximately $276.2 million as of September 29, 2012, as compared to $296.7 million at December 31, 2011. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the second and third fiscal quarters of 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the fourth quarter of fiscal 2012 and future fiscal quarters.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	80.2	77.0	78.2	81.4
Gross profit	19.8	23.0	21.8	18.6
Operating expenses:
Research and development	20.8	20.0	23.2	23.6
Selling, general and administrative	28.1	21.5	26.2	25.0
Restructuring charges, net	6.0	0.5	2.0	0.1
Impairment of long-lived assets	0.3	0.2	0.3	0.3
Total operating expenses	55.2	42.2	51.7	49.0
Operating loss	(35.4)	(19.2)	(29.9)	(30.4)
Interest income, net	0.4	0.6	0.4	0.8
Other income (expense), net	0.4	(0.1)	0.9	0.1
Loss before income taxes	(34.6)	(18.7)	(28.6)	(29.5)
Provision for (benefit from) income taxes	0.4	0.3	(1.0)	(1.5)
Net loss	(35.0)%	(19.0)%	(27.6)%	(28.0)%

Three and nine months ended September 29, 2012 and September 24, 2011:

Revenues

Revenues by Market

	Three Months Ended			Nine Months Ended
	September 29, 2012	September 24, 2011	% Change	September 29, 2012	September 24, 2011	% Change
	(In thousands, except percentages)
DRAM	$25,993	$36,496	(28.8)%	$85,995	$97,295	(11.6)%
Flash	8,374	7,329	14.3	23,092	18,789	22.9
SoC	6,895	8,290	(16.8)	21,794	23,017	(5.3)
Total revenues	$41,262	$52,115	(20.8)%	$130,881	$139,101	(5.9)%

Revenues for the three and nine months ended September 29, 2012 decreased 21%, or $10.9 million, and 6%, or $8.2 million, compared to the revenues of the comparable periods of the prior year. For the three months ended September 29, 2012, our revenue decreased approximately 29% in our DRAM products and 17% in our SoC products, but was up approximately 14% in our Flash products. These fluctuations in revenue were primarily driven by unit volume.

Our revenues for the three and nine months ended September 29, 2012 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues from sales to DRAM device manufacturers in the three months ended September 29, 2012 decreased as compared to revenue from DRAM device manufacturers for the comparable period of the prior year due to worldwide unfavorable macro-economic conditions. Revenues from the sales to DRAM device manufacturers for the nine months ended September 29, 2012 were down 12% compared to the prior year.
Revenues from sales to Flash memory device manufacturers increased significantly during the three and nine months ended September 29, 2012 as compared to the same periods in the prior year. The increase was driven by increased penetration into a NAND Flash manufacturer and increased demand from existing NOR manufacturers.

Revenues from sales to SoC device manufacturers decreased in the three and nine months ended September 29, 2012, compared to the comparable periods in the prior year, primarily due to macroeconomic conditions driving lower demand and spend rates from our customers.
Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 29, 2012	% of Revenue	September 24, 2011	% of Revenue	September 29, 2012	% of Revenue	September 24, 2011	% of Revenue
	(In thousands, except percentages)
Taiwan	$6,979	16.9%	$9,883	19.0%	$28,059	21.4%	$44,251	31.8%
Japan	8,060	19.5	11,664	22.4	19,434	14.8	24,881	17.9
North America	4,388	10.6	7,033	13.5	13,050	10.0	20,388	14.7
South Korea	12,042	29.2	16,767	32.2	47,986	36.7	33,385	24.0
Asia Pacific (1)	8,080	19.6	5,153	9.9	17,735	13.6	11,009	7.9
Europe	1,713	4.2	1,615	3.0	4,617	3.5	5,187	3.7
Total revenues	$41,262	100.0%	$52,115	100.0%	$130,881	100.0%	$139,101	100.0%
______________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The decrease in South Korea revenues for the three months ended September 29, 2012 compared to the same period in the prior year was primarily due to reduced DRAM demand in the third quarter based on overall end market demand reduction coupled with high buy rates in the first and second quarters by a DRAM producer in the region. This was partly offset by increased market penetration of our NAND Flash products to customers in this region, and the continued market adoption and ramp of our SmartMatrix and TouchMatrix products across the DRAM and Flash markets, respectively.  The decrease for the three and nine months comparable periods in Taiwan was primarily driven by a decrease in DRAM product shipments to that region, partially offset by higher NOR Flash product shipments.  Revenues in North America for the three and nine months comparable periods also decreased, driven by a combination of a decrease in DRAM shipments, shipment of an increasing percentage of North American Flash manufacturer's probecard orders to their Asia-based test facilities, and slowing SoC demand due to macroeconomic conditions. Revenue in Europe for the three and nine comparable periods were relatively flat. Decreased Japan revenues in the three and nine month comparable periods were the result of decreased commodity DRAM demand in the region, partially offset by increase in SoC revenues driven by continued growth of a customer for our SoC products in Japan. Revenues in Asia Pacific for the three and nine month periods increased, primarily driven by sales of our SmartMatrix DRAM products in that region.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
SK hynix (1)	30.1%	24.5%	34.4%	16.3%
Samsung (2)	15.6%	14.2%	13.1%	11.8%
Tera Probe Inc	*	14.3%	*	*
Elpida (3)	14.7%	*	*	*
Micron Technology (4)	*	*	*	*
Total	60.4%	53.0%	47.5%	28.1%
 ______________________________________

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.

(2)	Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(3)	Includes Elpida Memory, Inc. and its consolidated subsidiary Rexchip Electronics Corporation

(4)
Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Micron Semiconductor Italia S.r.L., Micron Semiconductor Israel Ltd. and Micron Japan Ltd.

*	Less than 10% of revenues.

 The percentages above reflect customer constellations as of September 29, 2012.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Gross profit	$8,152	$11,974	$28,475	$25,933
% of revenues	19.8%	23.0%	21.8%	18.6%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended September 29, 2012, gross profit declined compared to the same period in the prior year, primarily due to lower production volume, increase in quarterly excess and obsolete inventory and higher warranty costs. For the nine months ended September 29, 2012, gross margin increased compared to the same period in the prior year, primarily due to changes in product mix, as well as overall initiatives to reduce excess and obsolete inventory, and cost reduction initiatives.

For the three months ended September 29, 2012, the primary driver for the decline in gross profit was an increase in net inventory provision charges of $0.5 million. This increase in inventory provision charges reflects a drop in customer demand for the company's products as a result of global economic conditions and uncertainty. Excess custom inventories are not uncommon for us because our advanced wafer probe cards are custom designs manufactured in low volumes, but which must be delivered on relatively short lead times. This requires us to acquire production materials and start certain production activities based on estimated production yields and forecast demand prior to and/or in excess of, actual demand for our wafer probe cards. For the three months ended September 29, 2012, the value of previously reserved materials that were used in manufacturing and shipped was $0.6 million.

For the three months ended September 29, 2012, the decline in gross profit was also driven by an increase in warranty provision of $0.5 million due to higher repair costs for probe cards serviced under our warranty provisions.

For the nine months ended September 29, 2012, the primary driver for the improvement in gross profit was improved product mix for our DRAM products and lower material costs. Gross profit also benefited from a decrease in net inventory provision charges of $0.5 million. For the nine months ended September 29, 2012, the value of previously reserved materials that were used in manufacturing and shipped was $0.8 million.

Gross profit included stock-based compensation of $0.6 million and $1.8 million for the three and nine months ended September 29, 2012, respectively, compared to $0.7 million and $2.3 million for the three and nine months ended September 24, 2011, respectively, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expenses related to current year grants.

In the future, our gross profits may be adversely impacted by lower levels of product revenues, even though we have taken significant steps to reduce our operating cost structure.  Our gross profits may also be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Research and development	$8,573	$10,423	$30,355	$32,861
% of revenues	20.8%	20.0%	23.2%	23.6%

Research and development expenses for the three and nine months ended September 29, 2012 decreased $1.9 million and $2.5 million, respectively, compared to the same periods in the prior year primarily due to changes in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses remained relatively flat during the three and nine months ended September 29, 2012 from the comparable period of the prior year.

In the three and nine months ended September 29, 2012, costs related to our research and development activities decreased from fiscal 2011 due to reduced materials and related costs of $1.4 million and $1.8 million, as well as reduced headcount, licensing and equipment, and related costs of $0.3 million and $1.1 million, partially offset by increased facilities costs of $56,000 and $0.3 million and increased stock-based compensation charges, respectively. Stock-based compensation included within research and development expenses was $1.0 million and $3.3 million for the three and nine months ended September 29, 2012, compared to $0.9 million and $3.1 million for the three and nine months ended September 24, 2011, with the increase being primarily due to current year grants, offset by declining stock prices.
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
Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Selling, general and administrative	$11,594	$11,200	$34,273	$34,741
% of revenues	28.1%	21.5%	26.2%	25.0%
Selling, general and administrative expenses increased $0.4 million for the three months ended September 29, 2012 from the comparable period of the prior year primarily due to $1.2 million acquisition costs including legal, financial and due diligence services, offset by the by the foreign Customs and VAT, accrual release of $0.6 million, while selling, general and administrative expenses decreased $0.5 million, for the nine months ended September 29, 2012 from the comparable period of the prior year due to a decrease in personnel related costs and other discretionary spending overall. As a percent of revenues, selling, general and administrative expenses increased during the three and nine months ended September 29, 2012 from the comparable periods of the prior year, primarily due to lower revenues.

For the three and nine months ended September 29, 2012, salary and payroll related costs for selling, general and administrative functions, including incentive bonuses, decreased by $0.1 million and $0.4 million as compared to the same periods in the prior year primarily due to a reduction in head count offset by certain incentive compensation programs. Our legal and outside service fees increased $1.3 million during the three months ended September 29, 2012 as compared to the prior year, due to acquisition costs, while for the nine months ended September 29, 2012 such costs increased by $0.5 million from the same periods in fiscal 2011 due to acquisitions costs, offset by legal fee credits. Additionally, costs associated with certain selling activities associated with new technology platforms increased $0.5 million and $1.1 million in the three and nine periods ended September 29, 2012. Stock-based compensation expenses included within selling, general and administrative expense were $1.4 million and $4.4 million, respectively, for the three and nine months ended September 29, 2012 compared to $1.8 million and $4.3 million, respectively, for the same period in the prior year. The decrease in stock-based compensation during the three months ended September 29, 2012 as compared to the prior year was primarily due to reduced headcount and declining stock prices, partially offset by expense related to current year grants. The increase in stock-based compensation during the nine months ended September 29, 2012 as compared to the prior year was due to expense from current period grants and the full vesting of shares that were granted in the first half of fiscal 2007, partially offset by reduced headcount and declining stock prices.

Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Restructuring charges, net	$2,481	$258	$2,584	$197
% of revenues	6.0%	0.5%	2.0%	0.1%

For the three and nine months ended September 29, 2012, restructuring charges increased $2.2 million and $2.4 million, respectively, from the comparable periods of the prior year.  Our restructuring activities are discussed below.

2012 Restructuring Activities

In the first fiscal quarter of 2012, we did not undertake any new restructuring activities. In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits during the quarter related to restructuring activities. As a result of this action, we have realized, and expect to continue to realize quarterly savings, excluding stock-based compensation expenses, of approximately $0.1 million in subsequent quarters.

In the third fiscal quarter of 2012, we implemented a restructuring plan (the "Q3 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 44 employees across the organization. In conjunction with this action, we have also initiated a plan to cease our manufacturing operations in Japan. We recorded $1.8 million in severance and related benefits, $200,000 in contract termination and other costs related to restructuring activities during the quarter related to this plan, and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized. The activities comprising this reduction in workforce are expected to be substantially completed by the end of the fourth quarter of fiscal 2012. As a result of this action, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $1.6 million in subsequent quarters.

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

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits during the quarter related to this plan. The activities comprising this reduction in workforce were completed by the end of the fourth quarter of fiscal 2011. As a result of the Q3 2011 Restructuring Plan we have realized, and expect to continue to realize, quarterly savings, excluding stock-based compensation expenses, of approximately $0.2 million in subsequent quarters.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the fourth quarter of fiscal 2012.

Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Impairment of long-lived assets	$143	$100	$372	$451
% of revenues	0.3%	0.2%	0.3%	0.3%

During the three months ended September 29, 2012, we wrote-off fully depreciated assets with an acquired cost of $0.2 million. In addition, we recorded an impairment of $0.1 million related to the termination of an on-going construction-in-progress project in the quarter, while in the nine months ended September 29, 2012, we recorded an impairment of $0.2 million related to the termination of an on-going construction-in-progress project and $0.2 million related to certain assets which were previously held for sale that were determined to no longer be saleable and used for internal purposes. During the three and nine months ended September 24, 2011, we recorded an impairment of $0.1 million and $0.5 million, respectively, related to the termination of aspects of an on-going project related to certain software development for internal use that had been recorded in construction-in-progress. These charges are included in ‘Impairment of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

We recorded an impairment charge of $0.4 million related to our restructuring activities for the quarter ended September 29, 2012 and none for the quarter ended September 24, 2011, respectively.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2012 if we are unable to achieve operating results anticipated by our forecasted financial plan.
Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Interest income, net	$163	$335	$557	$1,128
% of revenue	0.4%	0.6%	0.4%	0.8%
Other income (expense), net	$171	$(75)	$1,127	$135
% of revenues	0.4%	(0.1)%	0.9%	0.1%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and nine months ended September 29, 2012 as compared with the same periods of the prior year was primarily the result of lower average balances and declining yields. Cash, cash equivalents, restricted cash and marketable securities were $276.5 million at September 29, 2012 compared to $297.0 million at December 31, 2011. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended September 29, 2012 and September 24, 2011 were 0.25% and 0.41%, respectively, and the weighted-average yield on our cash, cash equivalents and marketable securities for the nine months ended September 29, 2012 and September 24, 2011 were 0.29% and 0.47%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for the three and nine months ended September 29, 2012 compared to September 24, 2011 was due to foreign currency losses as well as payments received from an intellectual property settlement during fiscal 2012.
Provision for (Benefit From) Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$173	$157	$(1,276)	$(2,048)
Effective tax rate	1.2%	1.6%	3.4%	5.0%

We recorded an income tax provision of $0.2 million and benefit of $1.3 million for the three and nine months ended September 29, 2012, respectively, and an income tax provision of $0.2 million and income tax benefit $2.0 million for the three and nine months ended September 24, 2011, respectively. The income tax benefit recorded for the nine months ended September 29, 2012 reflect a $1.6 million release of a reserve for uncertain tax positions related to the lapsing of statue of limitations in a U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.  The income tax benefit recorded for the nine months ended September 24, 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations.

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

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  For both the three and nine months ended September 29, 2012, we recognized interest benefits, net of penalties, of approximately $4,000 and $0.3 million. For the three and nine months ended September 24, 2011, we recognized interest charges and penalties of approximately $3,000 and $26,000, respectively. We have accrued total interest and penalties related to unrecognized tax benefits of $0.3 million and $0.5 million as of both September 29, 2012 and September 24, 2011.

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

Liquidity and Capital Resources

 Capital Resources: Our working capital was $285.4 million at September 29, 2012 and $308.4 million at December 31, 2011. The decrease in working capital in the nine months ended September 29, 2012 was primarily due to our net loss during the nine months ended September 29, 2012, offset in part by an increase in our accounts receivable due to increased sales and the timing of such sales.

Cash and cash equivalents consist of deposits held at banks, money market funds, U.S. government securities and commercial papers that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and commercial papers. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, and limits the types of acceptable investments, concentration as to security holder and duration of the investment.
Our cash, cash equivalents and marketable securities totaled approximately $276.2 million at September 29, 2012, as compared to $296.7 million at December 31, 2011. Cash, cash equivalents and marketable securities included $13.7 million held by our foreign subsidiaries as of September 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the nine months ended September 29, 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2012.
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

On October 16, 2012, we closed our acquisition of Astria Semiconductor Holdings, Inc., as more fully described in Note 18 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. As part of the total consideration for the acquisition, we paid cash consideration of approximately $100.0 million (subject to adjustment for the final determination of Astria's closing working capital) to Astria's securityholders out of available cash.

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 37 days at September 29, 2012 compared with 42 days at December 31, 2011. Our DSO calculation is calculated using the countback method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to our collection efforts as well as shortened payment terms for certain customers.

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(In thousands)
Net cash used in operating activities	$(15,520)	$(21,773)
Net cash provided by investing activities	37,281	46,309
Net cash provided by (used in) financing activities	2,253	(5,024)
Cash flows from operating activities: Net cash used in operating activities for the nine months ended September 29, 2012 was primarily attributable to our net loss of $36.1 million offset in part by $24.0 million of non-cash charges consisting primarily of $9.5 million of stock-based compensation, $8.0 million of depreciation and amortization and $4.3 million of provision for excess and obsolete inventories, and acquisition costs. The net change in operating assets and liabilities for the nine months ended September 29, 2012 was a use of cash of $3.4 million comprising an increase in our accounts receivable of $4.2 million due to an increase in sales transactions closer to our quarter end and an increase in inventory of $6.2 million due to a revaluation of standard costs, offset in part by an increase of $1.5 million in accounts payable driven by the timing of invoice receipt and payments to vendors. Cash provided primarily comprised of an increase of $3.6 million in accrued liabilities, and $1.4 million in income taxes payable.

Net cash used in operating activities for the nine months ended September 24, 2011 was primarily attributable to our net loss of $39.0 million offset in part by $19.0 million of non-cash charges consisting primarily of $8.6 million of depreciation and amortization, $9.7 million of stock-based compensation and $4.9 million of provision for excess and obsolete inventories, offset by $2.5 million of deferred income tax benefit driven by the release of a valuation allowance in a non-U.S. jurisdiction. The net change in operating assets and liabilities for the nine months ended September 24, 2011 was a use of cash of $1.8 million consisting primarily of a decrease of $9.4 million in accrued liabilities, including those related to payroll and bonus, as well as income taxes paid in various foreign tax jurisdictions.  This use of cash was partially offset by an $3.3 million increase in accounts payable driven by the timing of our payments to vendors, a decrease in other assets related to the receipt of certain long-term refundable income tax amounts and a $2.5 million reduction in prepaid expenses and other current assets due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings.
Cash flows from investing activities: Net cash provided by investing activities for the nine months ended September 29, 2012 was primarily related to $114.8 million of proceeds from maturities of marketable securities and $11.0 million of proceeds from sales of marketable securities, offset by purchases of marketable securities totaling $82.4 million and $6.1 million cash used in the acquisition of property and equipment. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the nine months ended September 24, 2011 was primarily related to $233.0 million of proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $182.2 million and $4.9 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash used in financing activities for the nine months ended September 29, 2012 included $2.3 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan, or ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash used in financing activities for the nine months ended September 24, 2011 included $8.5 million used for the repurchase and retirement of common stock in connection with our stock repurchase program partially offset by $3.5 million in proceeds received from purchases under our ESPP, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.
Our cash, cash equivalents and marketable securities declined in the nine months ended September 29, 2012. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining fiscal quarters of 2012.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 29, 2012, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies have not materially changed during the nine months ended September 29, 2012.

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

Item 1A. Risk Factors

Except as described below, there have been no material changes during the three months ended September 29, 2012 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2011 and in this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

We have incurred and will continue to incur significant costs related to our acquisition of Astria Semiconductor Holdings, Inc., including its operating subsidiary Micro-Probe, Inc., and the acquisition may not be successful.

On October 16, 2012, we completed our acquisition of Astria Semiconductor Holdings, Inc., including its operating subsidiary Micro-Probe, Inc., which is our most substantial acquisition to date.  See Note 18 to the Consolidated and Condensed Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a more complete description of the acquisition.  We have incurred and will continue to incur significant costs related to the acquisition, and the commercial and financial success of the acquisition is subject to many risks, including but not limited to those described in our Annual Report on Form 10-K under “Risk Factors - We may make acquisitions and investments…”, and as set forth below:

•
We might not be successful in integrating Micro-Probe's employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•We may realize greater expenses than we anticipated from the combination of the two companies;
•We may fail to realize synergies that we anticipated from the combination of the two companies

•	We may fail to retain key Micro-Probe's executives and employees, which could reduce the likelihood of success of the acquisition;

•
 The combination of the two companies may not deliver to our customers the benefits that we have anticipated, including a broader range of products, improved product service and support and enhanced R&D programs, and our customers may reduce their aggregate spending on Micro-Probe and FormFactor products;

•We may assume unforeseen regulatory, intellectual property or other liabilities; and
•We will have less cash available for other purposes, including acquisitions of technologies or businesses.

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

During fiscal years 2010 and 2011, we repurchased and retired 70,000 and 2,332,740 shares of common stock for $0.6 million and $16.4 million, respectively, under this repurchase authorization. We have not repurchased any shares of common stock under this program during fiscal 2012.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

33.01	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, In. and Fortis Advisors LLC, as Equityholder Representative				**

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

**
Portions of this exhibit marked with asterisks (***) indicate omission of material which has been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.  The schedules, exhibits and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FormFactor, Inc.

Date:	November 2, 2012	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

33.01	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, In. and Fortis Advisors LLC, as Equityholder Representative				**

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
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

**
Portions of this exhibit marked with asterisks (***) indicate omission of material which has been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.  The schedules, exhibits and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.