Form 10-Q/A
period 2012-09-29
FORMFACTOR INC
filed 2013-01-23
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

As of January 22, 2013, 53,286,703 shares of the registrant’s common stock, par value per share, were outstanding.

Explanatory Note

FormFactor, Inc. is filing this Amendment No. 1 (the “Amendment”) to its quarterly report on Form 10-Q for the quarter ended September 29, 2012 (the “Report”) which was originally filed with the U.S. Securities and Exchange Commission on November 2, 2012, solely for the purpose of refiling Exhibit 33.01 to revise certain redactions in connection with FormFactor’s confidential treatment request.

This Amendment does not affect the original financial statements or footnotes as originally filed.  This Amendment does not reflect events occurring after the filing of the Report or modify or update those disclosures affected by subsequent events.  Except for the items described above or contained in this Amendment, this Amendment continues to speak as of the date of the Report, and does not modify, amend or update in any way the financial statements or any other item or disclosure in the Report.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.01	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative *				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Documents not filed herewith were previously filed or furnished with the Quarterly Report on Form 10-Q filed on November 2, 2012, as applicable.

*                                         Portions of this exhibit marked with asterisks (***) indicate omission of material which has been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.  The schedules, exhibits and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FormFactor, Inc.

Date:	January 23, 2013	By:	/s/ Michael M. Ludwig
Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

33.01	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative *				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Documents not filed herewith were previously filed or furnished with the Quarterly Report on Form 10-Q filed on November 2, 2012, as applicable.

*                                         Portions of this exhibit marked with asterisks (***) indicate omission of material which has been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.  The schedules, exhibits and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.