Form 10-Q/A
period 2012-09-29
FORMFACTOR INC
filed 2013-03-11
CIK 1039399

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

As of March 7, 2013, 53,941,728 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

Explanatory Note

FormFactor, Inc. is filing this Amendment No. 2 (the “Amendment”) to its quarterly report on Form 10-Q for the quarter ended September 29, 2012 (the “Report”) which was originally filed with the U.S. Securities and Exchange Commission on November 2, 2012, and amended on January 23, 2013, solely for the purpose of refiling Exhibit 33.01 to revise certain redactions in connection with FormFactor’s confidential treatment request.

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

Documents not filed herewith were previously filed or furnished with the Quarterly Report on Form 10-Q filed on November 2, 2012, as amended January 23, 2013, as applicable.

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

FormFactor, Inc.

Date: March 11, 2013	By:	/s/ Michael M. Ludwig

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

Documents not filed herewith were previously filed or furnished with the Quarterly Report on Form 10-Q filed on November 2, 2012, as amended January 23, 2013, as applicable.

*                                         Portions of this exhibit marked with asterisks (***) indicate omission of material which has been separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.  The schedules, exhibits and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request