Form 10-K
period 2012-12-29
FORMFACTOR INC
filed 2013-03-13
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 30, 2012 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Market on that date: $237,713,972. Shares of the registrant's common stock held by each executive officer, director and person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 5, 2013 was 53,941,728 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 29, 2012, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 29, 2012
FormFactor, the FormFactor logo and its product and technology names, including ATRE, BladeRunner, DC-Boost, Harmony, MicroSpring, MicroForce, RapidSoak, SmartMatrix, SMART Matrix 100, TouchMatrix, OneTouch, Takumi, TRE, TrueScale and TrueScale Lite, MicroProbe, the MicroProbe logo, QiLin, Mx-FinePitch, Vx-MP, Vx-RF and Apollo are trademarks or registered trademarks of FormFactor, Inc. in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 25, 2010, December 31, 2011 and December 29, 2012.

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
Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues, operating results and outlook to fluctuate from period-to-period include:

•	customer demand for and adoption of our products;

•	market and competitive conditions in our industry, the semiconductor industry and the economy as a whole;

•	our ability to improve operating efficiency to achieve operating cash flow break even in the current business environment and to better position our company for long-term, profitable growth;

•	our ability to realize the benefits of certain deferred tax attributes;

•	the timing and success of new technologies and product introductions by our competitors and by us;

•	our ability to work efficiently with our customers on their qualification of our new technologies and products;

•	our ability to deliver reliable, cost-effective products that meet our customers' testing requirements in a timely manner;

•	our ability to transition to new product architectures and to bring new products into volume production on time and at acceptable yields and cost;

•	our ability to implement measures for enabling efficiencies and supporting growth in our design, applications, manufacturing and other operational activities;

•	our ability to integrate successfully and efficiently the operations of Astria Semiconductor Holdings, Inc., including its major subsidiary, MicroProbe Inc. (together "MicroProbe");

•	the reduction, rescheduling or cancellation of orders by our customers;

•	our ability to collect accounts receivables owed by our customers;

•	our product and customer sales mix and geographical sales mix;

•	a reduction in the price or the profitability of our products;

•	the availability or the cost of components and materials utilized in our products;

•	our ability to efficiently optimize manufacturing capacity and to stabilize production yields as necessary to meet customer demand and ramp production volume at our manufacturing facilities;

•	our ability to protect our intellectual property against third parties and continue our investment in research and development and design activities;

•	any disruption in the operation of our manufacturing facilities;

•	the timing of and return on our investments in research and development;

•	macroeconomic events that impact global buying in general and the semiconductor industry in particular, and

•	seasonality, principally due to our customers' purchasing cycles.
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
We were incorporated in 1993 and we introduced our first wafer probe card based on our MicroSpring® interconnect technology in 1995. Historically, sales for wafer probe cards for testing Dynamic Random Access Memory, or DRAM, devices have made up the majority of our revenues. In October 2012, we completed the acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary MicroProbe, Inc., (together "MicroProbe acquisition"). The majority of MicroProbe's revenue is made up of sales of wafer probe cards for testing System-on-Chip, or SoC devices.
Our business is generally subject to the cyclicality of the semiconductor industry. In fiscal 2008 through 2012, our financial performance was negatively impacted not only by semiconductor industry specific events, but also by global macro-economic issues and by product transition and other business execution challenges. In fiscal 2008, our revenue declined 55% from our fiscal 2007 revenue level, as the global economic crisis was accompanied by a collapse in demand for semiconductor chips in general, and for DRAM chips in particular. In fiscal 2009, we were late in our development and introduction of a competitive next-generation wafer probe card for memory devices and our revenue declined 36% from our fiscal 2008 revenue level. These dramatic revenue drops were accompanied by gross margin challenges resulting in operating losses in both fiscal 2008 and 2009. In fiscal 2010, our revenue increased by 39% over fiscal 2009, but the evaluation and qualification of our Matrix architecture-based wafer probe cards took longer than we anticipated at many customers, which negatively impacted demand and revenues from our DRAM and Flash memory wafer probe cards. We also realized an operating loss in fiscal 2010.
In fiscal 2011, total sales for the global semiconductor market were relatively unchanged compared to 2011. The moderate growth in SOC and NAND Flash devices was offset by substantial reductions in DRAM and NOR Flash devices. The DRAM and NOR weakening was severe in the second half of 2011 due to the impact of Thailand flooding on personal computer output and selling price erosion for DRAM semiconductor devices. In Fiscal 2012, DRAM devices experienced a continued weakening, particularly in the second half of the year, due to lower personal computer demand and falling semiconductor prices. Our sales declined 10% in fiscal 2011 compared to fiscal 2010, and declined 6% in fiscal 2012 compared to fiscal 2011, excluding the impact of the MicroProbe acquisition. We incurred operating losses in both fiscal years.
We acquired MicroProbe to better address the changing demand in the type of semiconductor devices that is resulting from the structural change in the computing industry from a PC focus to a mobile computing focus. The acquisition of MicroProbe enables us to leverage the combination of two advanced wafer probe card manufacturers and expand our SoC product portfolio to diversify our business. Since our acquisition of MicroProbe, we have been working as a single worldwide organization to combine our capabilities in technologies. The acquisition created the largest probe card supplier in the semiconductor industry. Combined we believe we have the broadest portfolio of products and the largest customer service and support organization in the industry.

With the acquisition of MicroProbe, we can now assist semiconductor manufacturers in bringing new generations of SoC devices to market faster and more economically. SoC devices include microprocessors, graphic processors, mobile radio frequency ("RF"), and analog and mixed-signal products - imperative drivers of today's sophisticated, multi-functional consumer mobile devices.
MicroProbe experienced steady growth from 2008 to 2012 and in 2011, was ranked as the number one supplier of advanced non-memory probe cards by VLSI Research, Inc. This growth was attributable to two factors including the accelerated overall market migration to advanced probe cards for SoC chip testing, along with the strong adoption of MicroProbe's advanced MEMS-based products at leading edge mobile SoC chip manufacturers.
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
We are continually improving our proprietary technologies in order to respond to our customers' increasing requirements to test smaller, faster and more complex semiconductor devices. We continue to invest in research and development activities around our interconnect technologies, including our microelectromechanical systems, or MEMS technology, as our MicroSpring contacts need to scale in size with the continuing evolution of semiconductors.
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
Our wafer probe cards are custom products that are designed to order for our customers' unique wafer designs. For high parallelism memory test applications, our products require large area contact array sizes because they must accommodate tens of thousands of simultaneous contacts. Our current technology, including our proprietary advanced tester resource enhancement, or ATRE technology, enables probe cards for certain applications to be populated with over 75,000 contacts. This requirement poses fundamental challenges that our technology addresses, including the planarity of the array, the force needed to make contact and the need to touch all bond pads with equal accuracy. We have developed wafer probe cards that use array sizes ranging from 23 mm by 23 mm up to array sizes suitable for contacting all die on a 300 mm wafer simultaneously.
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
With the acquisition of MicroProbe, we deliver a suite of advanced vertical or flip chip (area array) products including vertical MEMS, Cobra-style vertical and Spring-pin vertical probe cards, and cantilever probe cards. Our vertical products are primarily used to probe SoC semiconductor chips with advanced packages in grid-array layout. Examples of the advanced packages include Wafer-Level-Packaging (WLP), flip-chip and copper pillar packaging technologies. These technologies have diverse wafer test requirements. To address these test requirements, we offer a wide range of propriety probe designs and metallurgy choices, individually optimized for the targeted applications. Cantilever products are primarily used to probe peripheral-layout pads on wire-bonded SoC chips. Our products help our customers to increase wafer test throughputs and achieve optimal test yield.

Through on-going investments in our technology, we scale our products to meet customers' future technical roadmap requirements for performance and geometry shrinks. Our high-precision vertical MEMS probe technology enables the necessary pitch shrinks to achieve sub-90nm grid-array layouts. These MEMS probes incorporate a composite (multi-material) structure that allows for independent optimization of probe metallurgy choices for both electrical and mechanical characteristics. This enables ultra-low-contact resistance during probing which enhances wafer test yield, especially in emerging IC packaging materials like copper pillars and SnAg bumps.

Customers
Our customers include manufacturers in the DRAM, Flash and SoC markets. Our customers use our wafer probe cards to test DRAM chips, including DDR, DDR2, DDR3, SDRAM, PSRAM, mobile DRAM, and Graphic DRAM; NOR and NAND flash memory chips; and SoC devices, including serial data devices, chipsets, microprocessors, microcontrollers, graphic processors, mobile RF, analog and mixed-signal devices.
Two customers accounted for 41.8% of our revenues in fiscal 2012, three customers accounted for 37.7% of our revenues in fiscal 2011 and three customers accounted for 44.8% of our revenues in fiscal 2010, as follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
SK hynix (1)	29.4%	16.3%	12.8%
Elpida Memory (2)	*	*	20.0
Samsung (3)	12.4	11.2	12.0
Micron Technology(4)	*	10.2	*
Total	41.8%	37.7%	44.8%

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.

(2)	Includes Elpida Memory Inc. and its consolidated subsidiary Rexchip Electronics Corporation.

(3)	Includes Samsung Semiconductor and its consolidated subsidiary Samsung Austin Semiconductor.

(4)
Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Micron Semiconductor Italia S.r.L., Micron Semiconductor Israel Ltd. and Micron Japan Ltd.

*	Less than 10% of revenues.
The percentages above reflect customers and their consolidated subsidiaries as of December 29, 2012. Prior period consolidated subsidiaries have been updated to reflect the current customer compositions.
Information concerning revenue by geographic region and by country based upon ship to location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations—Revenues—Revenue by Geographic Region" and Note 15—Operating Segment and Geographic Information of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.

Backlog
Our backlog was $27.0 million at December 29, 2012 compared to $14.6 million at December 31, 2011. We manufacture our wafer probe cards based on order backlog and customer commitments. In addition, due to our customers' short delivery time requirements, we at times begin production of our products, or order product components from third party suppliers, in anticipation of receiving orders for our products. However, backlog includes only orders for which written authorizations have been accepted and shipment dates within 12 months have been assigned. In addition, backlog includes service revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.
Manufacturing
Our wafer probe cards are custom products that we design and manufacture to order for our customers' unique wafer designs. Our proprietary manufacturing processes can generally be divided into a front-end process, which includes wire bonding, photolithography, plating and metallurgical processes, dry and electro-deposition, pick and place assembly and complex interconnection system design, and a back-end process, which includes assembly. The critical steps in our manufacturing process are performed in a Class 100 clean room environment.
We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. We also rely on suppliers to provide certain contacts and interconnects incorporated into our products. Some of these components and materials are supplied by a single vendor, and some are subject to certain minimum order quantities. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases and component shortages. We continue to evaluate alternative sources of supply for these components and materials.
Our primary manufacturing facilities are located in Livermore, San Jose and Carlsbad, California. We also perform certain probe card manufacturing operations in our facility in Suzhou, China. We also have a small manufacturing facility that builds semiconductor test equipment, but not wafer probe cards, in Carson City, Nevada.
We maintain repair and service capabilities in Livermore, San Jose, and Carlsbad, California, United States; Carson City, Nevada, United States; Austin, Texas, United States; Gyeonggi-do, South Korea; Yokohama City, Japan; Hiroshima, Japan; Suzhou, China; Jubei City and Hsinchu, Taiwan; and Singapore.
Research, Development and Engineering
The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. We believe that our continued commitment to research and development and our timely introduction of new and enhanced wafer probe test solutions and other technologies related to our MicroSpring interconnect and vertical probe technologies are integral to maintaining our competitive position. We continue to invest considerable time and resources in creating structured processes for undertaking, tracking and completing our development projects, and plan to implement those developments into new product or technology offerings. We continue to allocate significant resources to these efforts and to use automation and information technology to provide additional efficiencies in our research and development activities.
Research and development expenses were $40.1 million for fiscal 2012, $43.5 million for fiscal 2011 and $55.4 million for fiscal 2010.
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
Our sales and marketing staff, located in the United States, China, Germany, Italy, Japan, Singapore, South Korea, and

Taiwan, work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.
We utilize a highly skilled team of field application engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby accelerating our customers' production ramps.
Environmental Matters
We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2012 or 2011. In fiscal 2010 we did receive one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of December 29, 2012.
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
We are also subject to new SEC rules that will require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. Among other things, the implementation of these rules could adversely affect the sourcing, availability and pricing of minerals we use in our products, will require us to incur additional costs to comply with the disclosure requirements and we may face difficulties in satisfying customers who require that all of the products are certified as conflict mineral free.
Competition
The highly competitive wafer probe card market comprises many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the wafer probe card market include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., BucklingBean Solutions, Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., TSE Co., Ltd., Wentworth Laboratories, Inc., and Will Technology Co., Ltd, among others. In addition to the ability to address wafer probe card performance issues, the primary competitive factors in the industry in which we compete include product performance quality and reliability, price, total cost of ownership, lead times, the ability to provide prompt and effective customer service, field applications support and timeliness of delivery.
Some of our competitors are also suppliers of other types of test equipment or other semiconductor equipment and may have greater financial and other resources than we do. We expect that our competitors will enhance their current wafer probe products and that they may introduce new products that will be competitive with our wafer probe cards. In addition, it is possible that new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.
Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test capabilities or similar functions or methodologies that increase test throughput and eliminate some or all of our current competitive advantages. Our ability to compete favorably may also be adversely affected by (1) delays in qualification of our new products, (2) low volume orders that do not meet our present minimum volume requirements, (3) very short cycle time requirements which may be difficult for us to meet, (4) long-standing relationships between our competitors and certain semiconductor manufacturers and (5) semiconductor manufacturer test strategies that include low performance semiconductor testers.

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
As of December 29, 2012, we had 707 issued patents, of which 489 are United States patents and 218 are foreign patents. The expiration dates of these patents range from 2013 to 2031. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to wafer probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 29, 2012, we had 260 patent applications pending worldwide, including 65 United States applications, 188 foreign national or regional stage applications and 7 Patent Cooperation Treaty applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.
We have both registered and unregistered trademarks, including FormFactor, ATRE, DC-Boost, MicroSpring, MicroForce, RapidSoak, SmartMatrix, SmartMatrix 100, TouchMatrix, OneTouch, Takumi, TRE, TrueScale, TrueScale Lite, the FormFactor logo, MicroProbe, the MicroProbe logo, QiLin, Mx-FinePitch, Vx-MP, Vx-RF and Apollo.
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
We have invested significant time and resources in our technology and as a part of our ongoing efforts to protect the intellectual property embodied in our proprietary technologies, we may pursue actions to enforce our intellectual property rights against infringing third parties.
For a description of the material patent-related proceedings in which we are involved, see "Item 3: Legal Proceedings".
Employees
As of December 29, 2012, we had 1,021 regular full-time employees, including 238 in research and development, 121 in sales and marketing, 90 in general and administrative functions, and 572 in operations. By region, 737 of our employees were in North America, 78 in Singapore, 76 in China, 42 in Japan, 41 in South Korea, 40 in Taiwan, and 7 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that our relations with our employees are good.

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
Directors and Executive Officers
Directors.  The names of the members of our board of directors, their ages as of December 29, 2012 and their current occupations are set forth below.

Name of Director	Age	Current Occupation
G. Carl Everett, Jr.(1)	62	Venture Partner at Accel LLP
Lothar Maier	57	Chief Executive Officer and Director of Linear Technology Corporation
Thomas St. Dennis	59	Chief Executive Officer and Director of FormFactor, Inc.
Edward Rogas, Jr.	72	Director of Vitesse Semiconductor Corporation and Vignani Technologies Pvt Ltd
Michael W. Zellner	57	Director of FormFactor, Inc.
Richard DeLateur	54	Director of FormFactor, Inc.

(1)	Mr. Everett became the Chairman of our Board of Directors on December 26, 2010.
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
Michael W. Zellner  has served as a Director since April 2011.  Mr. Zellner, has over 25 years of financial experience in the high tech industry, most recently as the CFO of PMC-Sierra (March 2001 - November 2012).  Prior to joining PMC-Sierra, Mr. Zellner was Senior Vice President of Finance and Administration and Chief Financial Officer at Wind River Systems, Inc., a device software solutions provider to the electronics industry.
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
Executive Officers. Our executive officers, their ages and their positions with our company as of December 29, 2012 are set forth below.

Name	Age	Position
Thomas St. Dennis	59	Chief Executive Officer
Michael M. Ludwig	51	Chief Financial Officer
Stuart L. Merkadeau	51	Senior Vice President, General Counsel and Secretary
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
We have incurred and will continue to incur significant costs related to our acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary MicroProbe, Inc., and the acquisition may not be successful.

On October 16, 2012, we completed our acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary MicroProbe, Inc. (together "MicroProbe acquisition"), which is our most substantial acquisition to date.  See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more complete description of the acquisition.  Astria transitioned from being a standalone privately-held corporation to a wholly-owned subsidiary of a public company. This combination entails many changes, including the integration of MicroProbe, its personnel and its systems with those of FormFactor. These transition activities are complex and we have incurred and will continue to incur significant costs related to the acquisition, and the commercial and financial success of the acquisition is subject to many risks as set forth below:

•
We might not be successful in integrating MicroProbe's employees, products and technology with our existing business, and such integration may divert significant management attention from our existing business;

•	We may realize greater expenses than we anticipated from the combination of the two companies;

•	We may fail to realize synergies that we anticipated from the combination of the two companies;

•	We may fail to retain key MicroProbe executives and employees, which could reduce the likelihood of success of the acquisition;

•	We may encounter difficulties in the assimilation of employees and corporate cultures;

•
The combination of the two companies may not deliver to our customers the benefits that we have anticipated, including a broader range of products, improved product service and support and enhanced R&D programs, and our customers may reduce their aggregate spending on MicroProbe and FormFactor products;

•	We may assume unforeseen legal, regulatory, intellectual property or other liabilities;

•	We will have less cash available for other purposes, including acquisitions of technologies or businesses.
If any of these factors impairs our ability to integrate our operations with those of MicroProbe's successfully or on a timely basis, we may not be able to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of our business.
In addition, the market price of our common stock may decline if the integration of the businesses of FormFactor and MicroProbe is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.
We may make additional acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.
Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, may cause delays in product delivery and might not be successful. Future acquisitions and investments could divert management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.
If goodwill or other intangible assets that we record in connection with the MicroProbe acquisition become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the MicroProbe acquisition, we have recorded a significant amount of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders' equity in future periods.

Our delay in qualifying our next generation products at certain of our customers could result in the loss of market share at those customers, which could negatively impact our business and financial results.
We may suffer from delays in qualifying our next-generation products at our customers. As an example, in fiscal 2010 we transitioned customers from our Harmony platform products to our SmartMatrix and TouchMatrix product lines and notified our customers of our end-of-life plans for our Harmony products. Although we believe our new SmartMatrix and TouchMatrix products enable our customers to lower their cost of ownership and we completed the qualification phase of this transition, we were late to market with these new products and lost market share as we made this product transition. This share loss was the result of the time required for SmartMatrix and TouchMatrix product qualifications and of our customers' manufacturing lead times as they moved from qualification volumes to full commercial production volumes, which resulted in continued lost opportunities for us and negatively impacted our business, financial and operating results. Because of this market timing, our products were not used by certain of our customers in their high volume production runs for certain devices, which resulted in our losing follow-on orders for those devices, which had a negative impact on our business and financial results.
In fiscal 2011 we engaged with certain customers on a next-generation, or evolution, of our SmartMatrix product which enables greater parallelism, and also with a SoC customer on a next-generation vertical probe technology. In the first quarter of our fiscal 2013, we announced that we suspended development activities specific to of our next generation Matrix platform and will consolidate our technologies and development to extend the capabilities of the current Matrix platform. If this consolidation is not successful, or does not extend the capabilities of our products as anticipated, we may lose sales and our financial results will be negatively impacted. It is also possible that our efforts focused on our next-generation vertical probe technology will not be successful, which could negatively impact our revenues.
Periodic global economic and semiconductor industry downturns could continue to negatively affect our business, results of operations, and financial condition.
The recent and historical global economic and semiconductor industry downturns negatively affected and could continue to negatively affect our business, results of operations and financial condition. We may experience continued declines in demand for our probe cards resulting from our customers continuing to conserve cash by cutting production, postponing the implementation of tooling cycles and delaying the ramp of new technology nodes in response to slow demand for consumer and other products incorporating devices tested with our wafer probe cards. We may experience continued pricing pressure on certain of our products, which may reduce our gross margins. A protracted downturn could cause additional customers to file for bankruptcy protection as occurred in 2009 with our customers Spansion and Qimonda, and in 2012 with our customer Elpida, resulting in our loss of revenue. In the past environment, customers were seeking extended payment terms or delaying payment for our products past their original due dates, which could impact their payment histories resulting in our deferral of revenue and which could increase our potential bad debt exposure.
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
A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. Two customers represented 42% of total revenues in fiscal 2012, three customers represented 38% of total revenues in fiscal 2011 and three customers represented 45% of total revenues in fiscal 2010. In fiscal 2012, 2011 and 2010, our ten largest customers accounted for 78%, 80% and 82% of our revenues, respectively. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. As a result of the global economic and semiconductor industry downturns, we have experienced significant declines in our revenues. In the future, the cancellation, reduction or deferral of even a small number of purchases of our products could significantly reduce our revenues in any particular period. Cancellations, reductions or deferrals could result from a delay in the recovery of the semiconductor industry, a weaker than anticipated recovery, another downturn in the semiconductor industry, or from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers' operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers' unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.
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
We are experiencing increased competition in the wafer probe card market and we expect competition to intensify in the future. Increased competition has resulted in, and in the future is likely to result in, price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. Competitive products may not have better performance, lower prices and/or broader acceptance than our products, but may be able to meet shorter delivery times required by customers and result in the loss of revenue for us. In addition, for products such as wafer probe cards, semiconductor manufacturers typically qualify more than one source, to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, Aehr Test Systems, AMST Co., Ltd., BucklingBean Solutions, Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, SV Probe, Inc., Micronics Japan Co., Ltd., Microfriend Inc., TSC MEMSYS Corporation, Technoprobe Asia Pte. Ltd., Tokyo Cathode Laboratory Co., Ltd., Tokyo Electron Ltd., TSE Co., Ltd., Wentworth Laboratories, Inc., and Will Technology Co., Ltd, among others.
Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment. Those competitors that offer both advanced wafer probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. It is possible that one or more of our competitors may be able to increase their sales to with mutual customers, resulting in a loss of revenue share for us. It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our wafer probe cards.
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

We have spent in the past, and may be required to spend in the future, significant resources to monitor and protect our intellectual property rights. We presently believe that it is likely that several of our competitors are using methodologies or have implemented structures into certain of their products that are covered by one or more of our intellectual property rights. We have in the past brought claims to protect our rights.
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
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size and at the same time are increasing in speed and functionality and becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transition to 2x nanometer DRAM technology node, Flash and SoC fabrication process nodes, transition to higher gigabit density memory and lower-power multi-core processors, and rapid adoption of advanced  IC packaging types, such as wafer-level packaging, flipchip, Cu Pillar, and Through-Silicon-Via (TSV) technologies. Our customers expect that they will be able to integrate our wafer probe cards into any manufacturing process as soon as it is deployed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features.
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
Changes in customers' product roadmaps and the timelines associated with those roadmaps could negatively impact our product development effort and new product introductions, which could in turn, cause us to lose revenues.
The demand for wafer probe cards depends in large part upon the demand for semiconductor devices and our customers' product roadmaps. For example, the DRAM market continued to be impacted negatively in the fourth quarter of fiscal 2012 as secular changes in the personal computer markets significantly lowered demand for commodity DRAM. This negative 2012 trend was forecasted to continue through 2013 and into 2014 by some of our customers, which resulted in certain customers planning lower investment in DRAM test and lower spending on DRAM probe cards for commodity DRAM application. As a result we may make changes to our operational or R&D activities to reduce the breadth of our investments in certain market segments. For example, in the first quarter of fiscal 2013, we announced that we suspended development activities specific to our next generation Matrix platform and will consolidate our technologies and development to extend the capabilities of the current Matrix platform. These changes were implemented in light of the lower demand for commodity DRAM. If this consolidation is not successful, or does not extend the capabilities of our products as anticipated, we may lose sales and our financial results will be negatively impacted.
We have recorded significant restructuring, inventory write-offs and asset impairment charges in the past and may do so again in the future, which could have a material negative impact on our business.
We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2012, fiscal 2011, and fiscal 2010. As we continue to align our operations with our business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience further declines, and such additional write-offs could constitute material charges. In addition, a further decline in our stock price or significant adverse change in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line and accelerated methods and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we use in our assessment of the recoverability of our long-lived assets could result in a change to the estimation of fair value that could result in future impairment charges. We may also incur charges for factory underutilization depending upon the demand for our products and factory capacity. Any such additional material charges, whether related to restructuring, asset impairment or factory underutilization may have a material negative impact on our operating results and related financial statements.

Our recent restructuring plans may not have properly aligned our cost structure with our business needs and overall semiconductor industry requirements and even though completed may adversely affect our business, financial condition, or operating results.
In each of fiscal 2009 through 2012 and into 2013 we conducted reductions in our work force as part of company-wide cost reduction plans. These plans were intended to help focus our resources more strategically towards business needs and industry requirements as part of our global reorganization activities. We expect to realize cost savings from these restructuring actions. Our business, financial condition and operating results could be materially adversely affected if we experience unanticipated inefficiencies as a result of our restructuring activities, such as impaired customer relationships caused by reduced headcount, or delay in ramping the manufacture of our SmartMatrix and TouchMatrix products. We cannot ensure we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. Any of these issues could render our restructuring plan ineffective, which could have a material adverse effect on our business, financial condition, or operating results.
If we do not continue to take steps to optimize the structure of our operations to position our company for long-term, profitable growth, we might not succeed.
The timing, length and severity of the cyclical downturns in the semiconductor industry are difficult to predict. This cyclicality affects our ability to accurately predict our future operating results and plan our business, and could also impair the value of our tangible and intangible assets. We implemented global cost reduction plans in each fiscal year from 2009 through 2012 and into 2013, and are continuing to pursue measures to improve our operating efficiency. Such measures have included workforce reductions, the implementation of a shared service center, the consolidation of manufacturing capacity and the centralization of support functions to regional and global shared service centers. If we do not continue to implement measures for optimizing our financial model for prevailing market conditions, our competitiveness could be seriously harmed, our ability to invest in our business for future growth may be negatively impacted and our company might not succeed. If we do not successfully structure our operations by, for example, strengthening our local design, application and service capabilities to improve customer responsiveness, changing our manufacturing structure for shorter cycle time and improved product delivery capabilities, and realigning our research and development efforts, and continue to motivate and retain our key employees, we may experience continued deterioration in our business and our company might not succeed. In addition, as the business environment improves, if we are unable to proactively and effectively manage our operations and/or realign our controls, systems and infrastructure to changing business conditions, we may not be in a position to boost our personnel, manufacturing capacity, service capabilities and productivity, and support growth in response to increasing customer demand for our products, which would, in turn, have a negative impact on our operating results. Adverse general economic conditions may also impair the recovery of our business.
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
We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are subject to the allocation of expenses in different jurisdictions. The amount of income taxes we pay are subject to audits in various jurisdictions and a material assessment by a governing tax authority could adversely affect our operating results. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with different statutory tax rates or changes in tax laws. Realization of our deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate sufficient future taxable income. In 2010, we determined that we would not be able to realize some portion of our deferred tax assets in the future, so we recorded a valuation allowance against the deferred tax assets that resulted in additional income tax expense. This valuation allowance does not limit our ability to utilize our federal and state deferred tax assets to offset future U.S. profits.
Environmental and other disasters, such as flooding, earthquakes, volcanic eruptions or leakage from nuclear reactors, or a combination thereof, may negatively impact our business.
Our business is vulnerable to the direct and indirect impact of environmental and other disasters, such as the March 2011 earthquake off the coast of Japan and the resulting tsunami and disaster at certain nuclear power plants in Japan.  For instance, while our design operations in Tokyo, Japan, and our repair facilities in Yokohama, Japan and Hiroshima, Japan were all not damaged by the March 2011 disasters in Japan, it is possible that our operations could be impacted in the future by the consequences of those events or similar future events.  The facilities of certain of our suppliers, including suppliers of our ceramics, our printed circuit boards and certain of our mechanical parts, are located in Japan. While our suppliers did not report any significant damage to their facilities and they resumed operations consistent with the power usage guidelines in their respective areas, the supply chains for certain of our suppliers were negatively impacted. Additionally, the flooding in Thailand negatively impacted the operations of several disk drive manufacturers, which created a shortage of disk drives available for incorporation into personal computers. This disk drive shortage resulted in a slowing of the manufacture of personal computers and for the DRAM incorporated into personal computers. It is possible that future acts of terrorism, environmental events or natural disasters, such as earthquakes and aftershocks, and infrastructure events arising out of such occurrences and disasters, could negatively impact our suppliers’ ability to supply components to us on a timely basis.  Any such delays in supplying or delivering components to us could, and any catastrophic loss suffered by our key suppliers would likely, disrupt our operations, delay production and shipments and adversely affect our revenues and business.  Similarly, any catastrophic loss at our California facilities, such as from an earthquake, would materially and adversely affect our business.
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
Consolidation in the semiconductor industry, particularly among manufacturers of DRAM devices, would reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. The global economic downturn caused significant disruption within the semiconductor industry. The semiconductor industry now has a smaller customer base than in past years. The loss of additional customers could further concentrate, and could adversely affect, the market for our products. Consolidation may lead to lost or delayed sales, reduced demand for our wafer probe cards, loss of market share and increased pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single wafer probe card supplier and, as a result, such customers could reduce their purchases of our wafer probe cards.
There has also been a recent move toward consolidation within the semiconductor test equipment market. For example, in 2009, Touchdown Technologies, Inc., a probe card manufacturer, was acquired by Verigy Ltd., a tester company, and in 2010, after Verigy announced intent to combine with LTX Credence, a tester company, Advantest Corporation, made a successful unsolicited bid to acquire Verigy. This consolidation trend could change our interactions and relationships with semiconductor tester and prober companies and negatively impact our revenue and operating results.
We depend upon the sale of our wafer probe cards for substantially all of our revenues, and the majority of our wafer probe cards are utilized by semiconductor manufacturers for testing DRAM devices. If we continue to experience a downturn in demand for our DRAM products, our revenues could decline further.
We have historically derived substantially all of our revenues from the sale of our wafer probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other SoC devices. For fiscal 2012, 2011 and 2010, sales to manufacturers of DRAM devices accounted for 57%, 68% and 70%, respectively, of our revenues, sales to manufacturers of Flash memory devices accounted for 17%, 15% and 16%, respectively, of our revenues and sales to manufacturers of SoC devices accounted for 26%, 17% and 14%, respectively, of our revenues. We anticipate that sales of our wafer probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products within these markets and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis for these markets. In particular, to continue to grow our business, we need to gain additional market share with manufacturers of Flash memory and SoC devices. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our wafer probe cards, or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. As our next generation wafer probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement, and if we are unable to continually, efficiently and in a timely manner improve our products, we could suffer reduced demand for our products and our operating results could be harmed. If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our wafer probe cards, particularly if conditions in the semiconductor market continue to deteriorate or do not improve or if the market enters another downturn. Any decrease in revenues from sales of our wafer probe cards could harm our business more than it would if we offered a more diversified line of products.
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
We manufacture substantially all our products at our facilities in Livermore, San Jose, and Carlsbad, California, and any disruption in the operations of these facilities could adversely impact our business and operating results.
Our manufacturing processes require sophisticated and expensive equipment and specially designed facilities, including semiconductor clean rooms. We manufacture the majority of our wafer probe cards at our facilities located in Livermore, San Jose, and Carlsbad, California. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply.
If we are unable to continue to reduce the time it takes for us to design and produce a wafer probe card, our growth could be impeded.
Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new wafer probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet manufacturers' relatively short cycle time requirements. We have lost sales in the past where we were unable to meet a customer's required delivery schedule for wafer probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales. If we are unable to grow design capacity in the event demand increases, our ability to respond to customer requirements could be challenged and our revenues could be negatively impacted.
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
Each semiconductor chip design requires a custom wafer probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers' short delivery time requirements, we often design and procure materials and, at times, produce our products in anticipation of demand for our products rather than in response to an order. Our manufacturing yields, particularly for new products, have historically been unpredictable and consequently, we generally produce more components for probe cards, or actual probe cards, than forecasted demand. If we do not obtain orders as we anticipate, or if we continue to produce excess inventory to compensate for unpredictable manufacturing yields, we could have excess or obsolete inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs or material charges for scrap.
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
In the future, as we have in the past, we might receive claims that we are infringing intellectual property rights of others or inquiries about our interest in a license, or assertions that we need a license, to the intellectual property. The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and vigorous protection and pursuit of these rights. The resolution of any claims of this nature, with or without merit, could be time consuming, result in costly litigation or cause product shipment delays. In the event of an adverse ruling or settlement, we might be required to pay substantial damages, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology and/or enter into license agreements. License agreements, if required, might not be available on terms acceptable to us. The loss of access to any of our intellectual property or the ability to use any of our technology could harm our business. Finally, certain of our customer contracts contain provisions that require us to defend and/or indemnify our customers for third party intellectual property infringement claims, which would increase the cost to us of an adverse ruling or settlement.

We may not be able to recruit or retain qualified personnel, which could harm our business.
We believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management, and key staff personnel. Competition for qualified resources is intense and other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire. Additionally, we have implemented global cost reduction plans in which we have reduced our workforce, which could make it challenging to retain key people and recruit new talent, as needed. While we are implementing programs to attract employees, and we may grant additional equity compensation to certain employees outside of our annual equity grant program for retention purposes, or implement retention bonus programs for certain employees, there can be no assurance that we will be able to successfully recruit and retain the qualified personnel we require.
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
Sales of our products to customers outside North America have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 85%, 85% and 80% for fiscal 2012, 2011 and 2010, respectively. Additionally, certain of our South Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in North America.
These risks and challenges include:

•	compliance with a wide variety of foreign laws and regulations;

•	legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;

•	political and economic instability or foreign conflicts that involve or affect the countries of our customers;

•	difficulties in collecting accounts receivable and longer accounts receivable payment cycles;

•	difficulties in staffing and managing personnel, distributors and representatives;

•	reduced protection for intellectual property rights in some countries;

•	currency exchange rate fluctuations, which could affect the value of our assets denominated in local currency, as well as the price of our products relative to locally produced products;

•	seasonal fluctuations in purchasing patterns in other countries; and

•	fluctuations in freight rates and transportation disruptions.
Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards. Our failure to meet these requirements and standards could negatively impact our business operations. As an example in the third quarter of 2011, we received inquiries from a foreign jurisdiction tax authority regarding certain indirect tax matters. We cooperated with these inquiries, which related to our prior shipping process for new product qualifications and for products for certain of our repair center activities.
The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.
The trading prices of the securities of technology companies have been highly volatile, and from December 30, 2012 through March 5, 2013, our stock price has ranged from $4.56 a share to $5.15 a share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:

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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may only be removed "for cause" and only with the approval of 66.7% of our stockholders;

•	require super-majority voting to amend some provisions in our certificate of incorporation and bylaws;

•	authorize the issuance of "blank check" preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	limit the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our relationships with customers.

On August 22, 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor equipment, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

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
Information concerning our properties as of December 29, 2012 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, California, United States	Corporate headquarters, sales, marketing, finance, product design, manufacturing, service and repair, distribution, research and development	168,636	Leased
Livermore, California, United States	Storage	13,531	Owned
San Jose, California, United States	Sales, marketing, finance, product design, manufacturing, service and repair, distribution, research and development	39,894	Leased
Carson City, Nevada, United States	Sales, marketing, product design, manufacturing, service and repair, distribution for non probe cards business	31,100	Leased
Carlsbad, California, United States	Product design, manufacturing, service and repair, distribution, research and development	25,634	Leased
Austin, Texas, United States	Service and repair	2,025	Leased
Singapore	Sales, finance, product design, service, field service, supply chain.	25,278	Leased
SuZhou, China	Sales, marketing, finance, manufacturing, product design, service and repair, distribution, research and development	9,700	Leased
Jubei City, Hsinchu, Taiwan	Sales office, product design, field service and repair center	9,309	Leased
Hsinchu, Taiwan	Sales office, field service, and repair center	1,267	Leased
Yokohama City, Japan	Field service, and repair center	8,777	Leased
Tokyo, Japan	Sales office, marketing, product design, research and development (*)	7,816	Leased
Hiroshima, Japan	Repair center	1,615	Leased
Gyeonggi-do, South Korea	Sales office, product design, field service, and repair center	7,979	Leased
Gyeonggi-Do, South Korea	Sales office, field service, and repair center	1,000	Leased
Dresden, Germany	Sales office	2,282	Leased
Singapore	Sales office, field service, and repair center	1,338	Leased
Shanghai, China	Sales office	418	Leased
Southbury, Connecticut, United States	Sales office	143	Leased

* These functions moved to our Yokohama City, Japan office in first quarter of fiscal 2013.

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
Patent Litigation
In July 2010, we filed a lawsuit in the United States District Court for the Northern District of California, case no. 4:10-cv-03095-PJH (the "Action"), against MicroProbe Inc. and a MicroProbe officer who was a former FormFactor employee. In the Action, we asserted patent infringement and unfair competition claims against MicroProbe, and trade secret misappropriation and breach of confidence claims against MicroProbe and the former FormFactor employee. On October 16, 2012, and in connection with our acquisition of Astria Semiconductor Holdings, Inc., the parent of MicroProbe; FormFactor, Astria Semiconductor Holdings, MicroProbe and the former FormFactor employee entered into a Confidential Settlement Agreement and these parties along with certain other entities entered into a Confidential Release Agreement, both to resolve the Action in favor of FormFactor for $3.3 million.

One or more third parties have initiated challenges in the U.S. Patent and Trademark Office, or USPTO, against certain of our patents, including requests for reexamination directed to all of the patents-in-suit in the Action. The USPTO granted the re-examination requests directed to U.S. Patent Nos. 6,246,247, 6,825,422, 6,441,315, and 7,225,538, and granted in part the requests directed to U.S. Patent Nos. 6,965,244, 7,227,371 and 7,671,614. Requests for reexamination of the Company's U.S. Patent Nos. 6,615,485 and 6,624,648 and 5,994,152 were also granted by the USPTO. With respect to US Patent Nos. 5,994,152, 6,246,247, 6,624,648, 6,965,244, 7,617,614, the re-examination proceedings have concluded and re-examination certificates issued. The Company did not appeal the adverse USPTO decision regarding US Patent No. 6,615,485. The foreign actions include proceedings in Taiwan against several of our Taiwan patents.

No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 29, 2012. We have incurred and will incur in the future material attorneys' fees in prosecuting and defending the various identified actions.

Item 4:    Mine Safety Disclosures
Not applicable.

PART II
Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Market under the symbol "FORM". The following table sets forth the range of high and low closing sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

Fiscal 2012	High	Low
First Quarter	$5.75	$4.85
Second Quarter	6.63	5.16
Third Quarter	6.88	5.05
Fourth Quarter	5.65	3.78

Fiscal 2011	High	Low
First Quarter	$10.77	$8.55
Second Quarter	10.70	8.56
Third Quarter	9.63	6.41
Fourth Quarter	6.74	4.69
The closing sales price of our common stock on the NASDAQ Global Market was $5.00 per share on March 5, 2013. As of March 5, 2013, there were 154 registered holders of record of our common stock.
Repurchase of Common Stock
On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, we were authorized to repurchase shares from time to time on the open market; the pace of repurchase activity will depend on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and had a scheduled expiration date of October 19, 2011.
On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012.  Under the program, we were authorized to repurchase up to a total of $40.5 million of outstanding common stock during the program period.  The terms and conditions of the extended repurchase program remained the same as those in the original program approved in fiscal 2010. All of our repurchases were made under the authorized repurchase program.
During fiscal year 2010, we repurchased and retired 70,000 shares of common stock at a cost of $0.6 million. During fiscal 2011, we repurchased and retired 2,332,740 shares of common stock at a cost of $16.4 million. We did not repurchase any shares of common stock under this program during fiscal 2012.
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
Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2007 through December 29, 2012, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FormFactor, Inc., the S&P 500 Index, and the RDG Semiconductor Composite Index

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
FormFactor, Inc.
S&P 500
RDG Semiconductor Composite

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Cumulative Total Return
	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
FormFactor, Inc.	$100.00	$44.11	$65.77	$26.83	$15.29	$13.78
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
RDG Semiconductor Composite	100.00	50.95	85.67	99.01	92.48	91.00

*	$100 invested on December 31, 2007, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6:   Selected Financial Data
The following selected consolidated financial data is derived from our consolidated financial statements. This data should be read in conjunction with our consolidated financial statements and the related notes, and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report on Form 10-K.

	Fiscal 2012 (1) (2)(5)(7)	Fiscal 2011 (1)(2)(5)(6)	Fiscal 2010 (1)(2)(3)(4)(6)	Fiscal 2009 (1)(2)(5)(6)	Fiscal 2008
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$178,535	$169,325	$188,565	$135,335	$210,189
Gross profit(loss)	25,331	20,958	(2,272)	819	36,263
Net loss	(35,546)	(65,981)	(188,286)	(155,653)	(80,621)
Basic loss per share	$(0.70)	$(1.31)	$(3.75)	$(3.15)	$(1.65)
Diluted loss per share	$(0.70)	$(1.31)	$(3.75)	$(3.15)	$(1.65)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$165,788	$296,691	$347,235	$449,235	$522,894
Working capital	194,125	308,380	370,767	482,607	576,754
Total assets	395,682	383,071	466,054	655,968	785,710
Capital leases, net of current portion	340	—	—	—	—
Total stockholders' equity	339,258	346,652	411,201	577,781	706,064
Number of employees	1,021	709	729	808	940

(1)
Fiscal 2012, 2011, 2010 and 2009 net losses include restructuring charges, net of $2.9 million, $0.5 million, $15.9 million and $8.8 million, respectively, relating to our global restructuring and reorganization actions. See Note 5—Restructuring Charges of the Notes to the Consolidated Financial Statements.

(2)
Fiscal 2012, 2011, 2010 and 2009 net losses include impairment charges of $0.4 million, $0.5 million, $56.4 million and $1.3 million, respectively. See Note 7—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

(3)
Fiscal 2010 gross loss includes an out-of-period adjustment related to cost of revenues that resulted in $2.9 million of additional expense offset by an income tax benefit of $0.5 million. See Note 1—Formation and Business of the Company of the Notes to the Consolidated Financial Statements.

(4)	Fiscal 2010 net loss includes a $3.5 million gain resulting from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.

(5)
Fiscal 2012 includes a $25.5 million tax benefit from the release of deferred tax asset valuation allowances due to deferred tax liabilities established on the acquired identifiable intangible assets from our acquisition of MicroProbe. Additionally, fiscal 2011 includes a $2.5 million tax benefit from the release of the deferred tax asset valuation allowance for a non-U.S. jurisdiction. We recorded a deferred tax asset valuation allowance of $57.7 million in fiscal 2009 against the U.S. excess tax benefits, including prior years, based on our assessment of the realizability of our U.S. deferred tax assets. This charge resulted in an income tax provision, rather than an income tax benefit, for fiscal 2009.

(6)
Fiscal 2011 and 2010 include a $0.3 million and $1.1 million net benefit, respectively, from collections on amounts previously reserved as bad debts. Fiscal 2009 and 2008's selling, general and administrative expenses include a provision for bad debts of $5.0 million and $4.1 million.

(7)
Fiscal 2012 includes the following as a result of the MicroProbe acquisition: $19.8 million in revenue, $5.4 million in the amortization of intangibles expense, $2.6 million release of pre-existing backlog, $0.2 million charge for step-up depreciation on the fair value of fixed assets, resulting in a $6.4 million net loss. As part of the acquisition a patent lawsuit was settled with a benefit of $3.3 million.

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
Overview
We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on the semiconductor die, or chips, on the whole semiconductor wafer, which is prior to singulation of the wafer into individual separate chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our products can be used to test a broad range of semiconductor chips, including DRAM, Flash, SoC, and in-line parametric testing.
During fiscal 2012, we saw revenues increase $9.2 million from $169.3 million in 2011 to $178.5 million in 2012. Revenue growth was driven by SoC and Flash product markets which were up $17.5 million and $4.9 million, respectively, when compared with 2011. SoC product revenue increase was driven by $19.8 million higher sales added in the fourth quarter from our acquisition of MicroProbe. Flash sales growth was driven by increased market share in the NAND Flash market. DRAM revenue was down $13.2 million versus 2011 as the second half of 2012 saw significantly weaker personal computer demand and a less favorable DRAM device pricing environment.
  During fiscal 2012, we continued the activities initiated in 2010 to restructure our operations to simplify our overall structure and better align our operations with the current business environment, streamline our manufacturing structure and reduce both manufacturing cost and cycle times. As part of this simplification, we reduced our workforce by 49 employees, or 7%, during fiscal 2012, without giving effect to the MicroProbe acquisition. We incurred net losses of $35.5 million and $66.0 million in fiscal 2012 and fiscal 2011, respectively. Net loss also decreased year over year due to the reduction in operating expenses driven by both our restructuring actions and our continued focus on cost reduction efforts.  The net loss for fiscal 2012 includes MicroProbe operating activity from the acquisition date to fiscal 2012 year-end of $19.8 million in revenue and $6.4 million of net loss, which includes $8.2 million of intangible amortization and other expenses. In addition, the net loss includes restructuring charges of $2.9 million, impairment charges of $0.4 million, and $3.0 million in acquisition and integration costs, offset by a benefit of $25.5 million from the release of the U.S jurisdiction deferred tax asset valuation allowance resulting from the deferred tax liability recorded for the $77.6 million of intangible assets acquired in the acquisition of MicroProbe and a benefit from our patent settlement. The net loss for fiscal 2011 was primarily due to lower gross margins on products sold, $0.5 million of restructuring charges, and the impairment of certain long-lived assets of $0.5 million, offset by a benefit of $2.5 million from the release of the deferred tax asset valuation allowance for a non-U.S. jurisdiction.
Recent Acquisition

On October 16, 2012, pursuant to an Agreement and Plan of Merger and Reorganization (the “Acquisition Agreement”), dated as of August 31, 2012, as amended, a wholly-owned subsidiary of FormFactor merged with and into Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition"). The Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of MicroProbe were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The total acquisition consideration of $113.8 million was determined based on the terms of the Acquisition Agreement which consisted of a) $100 million in cash, subject to a $3.3 million decrease based on MicroProbe's working capital as of the consummation of the acquisition relative to an agreed upon target, b) 3,020,944 shares of FormFactor's common stock valued at the closing market price of $4.57 on October 16, 2012, and c) a settlement of $3.25 million related to patent litigation between the two parties.
MicroProbe is a semiconductor equipment company that designs, develops, manufactures, sells and services high performance, custom designed advanced SoC wafer probe cards and analytical test equipment used in the semiconductor industry. MicroProbe is a global company with operations in the U.S. and Asia, including China, South Korea, Singapore and Taiwan. The acquisition of MicroProbe enables us to leverage the combination of two advanced wafer probe card manufacturers and expand our SoC product portfolio to meaningfully diversify our business. Our preliminary allocation of the acquisition price at fair value includes intangible assets of $77.6 million and goodwill of $31.0 million. We incurred $3.0 million of acquisition and integration costs which were reported as selling, general and administrative expense in our Consolidated Statement of Operations for fiscal 2012 (see Note 3 - Acquisitions of the Notes to the Consolidated Financial Statements).

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:
Fiscal Year. Fiscal years ended December 29, 2012 and December 25, 2010 had 52 weeks each and fiscal year ended December 31, 2011 had 53 weeks. Our fiscal year ends on the last Saturday in December.
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
Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, manufacturing‑related overhead and amortization of certain intangible assets. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole-source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs and inventory provisions as cost of revenues.
We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced wafer probe cards are manufactured in low volumes and must be delivered on relatively short lead-times, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions.
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
Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, provision for doubtful accounts, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, administrative activities, and amortization of certain intangible assets. These expenses also include costs for protecting and enforcing our patent rights and regulatory compliance costs.
Restructuring Charges. Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.
Impairment of Long-Lived Assets. Asset impairment charges include charges associated with the write-down of assets that have no future expected benefit or assets for which circumstances indicate that the carrying amount of these assets may not be recoverable, as well as adjustments to the carrying amount of our assets held for sale.
Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. We believe that the estimates, assumptions and judgments involved in revenue recognition, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, business combinations, legal contingencies, realizability of goodwill, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and related deferred tax assets, valuation and tax liabilities and accruals for other liabilities have the greatest potential impact on our consolidated financial statements. Actual results could differ from those estimates.

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
When applying the relative selling price method, we determine the selling price for each deliverable using VSOE, TPE or BESP. For the vast majority of our arrangements involving multiple deliverables, such as sales of products with services, the entire fee from the arrangement is allocated to each respective element based on its relative selling price, using VSOE. For those deliverables for which we cannot establish VSOE, we have determined our best estimate of selling price, as the Company has determined it is unable to establish TPE of selling price for the deliverables. The objective of BESP is to determine the price at which we would transact a sale if the deliverable were sold on a stand-alone basis. We determine BESP for a deliverable by considering multiple factors including, but not limited to, market conditions, competitive landscape, internal costs, gross margin objectives and pricing practices. The determination of BESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.
The adoption of the new revenue recognition accounting standards did not have a material impact on our consolidated financial position, results of operations, or cash flows for fiscal 2012 and fiscal 2011. If the new accounting standards for revenue recognition had been applied in the same manner during fiscal 2010, there would not have been a material impact on total net revenues.
Revenues from the licensing of our design and manufacturing technology, which have not been material to date, are recognized over the term of the license agreement or when the significant contractual obligations have been fulfilled.
Goodwill: Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting unit using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. We performed our goodwill impairment test in the fourth fiscal quarter. No impairment charges associated with our goodwill and intangible assets were recorded during fiscal 2012.
Business Acquisitions: Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangible assets including in-process research and development, or IPR&D, be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.

Cash, Cash Equivalents and Marketable Securities:    Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income", a component of stockholder's equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income, net" in the Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income, net" in the Consolidated Statements of Operations. We measure our cash equivalents and marketable securities at fair value.
All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis, or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than-temporary impairment charge equal to the entire difference between the investment's amortized cost basis and its fair value.
Restructuring Charges:    Restructuring charges include costs related to employee termination benefits, long-lived assets impaired or abandoned, and contract termination costs. The determination of when we accrue for employee termination benefits and which standard applies depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.
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
Warranty Obligations:    We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based upon historical experience and our estimate of the level of future costs. While we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances.
Inventory Valuation:    We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or market value. We continually assess the value of our inventory and will periodically write down its value for estimated excess inventory and product obsolescence based upon assumptions about forecasted future sales, past usage, and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to our past usage and estimated forecast of product demand for the next six months to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Market conditions are subject to change, and demand for our products can fluctuate significantly. Actual consumption of inventories could differ from forecasted demand and this difference could have a material impact on our gross profit and inventory balances based on additional provisions for excess or obsolete inventories or a benefit from the sale of inventories previously written down.
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
Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in an orderly liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

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
Stock-Based Compensation:    Under provisions of accounting standards, stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected option life and forfeiture rates. We develop our estimates based on historical data and market information which can change significantly over time. A small change in the estimates used can result in a relatively large change in the estimated valuation. We use the Black-Scholes option valuation model to value employee stock option awards while the fair value for restricted stock awards and restricted stock units is measured based on the closing market price of our common stock on the dated of grant.
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
The income tax benefit resulted from a higher net loss in 2009 due to higher costs of revenue. The increase in the 2009 loss allowed us to recover more of our prior year tax payments. Of the total adjustment of $4.1 million to costs of revenues, $2.9 million of the adjustment, net of $0.5 million income tax benefit, was related to fiscal 2009.

Results of Operations
The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Revenues	100.0%	100.0%	100.0%
Cost of revenues	85.8	87.6	101.2
Gross profit (loss)	14.2	12.4	(1.2)
Operating expenses:
Research and development	22.5	25.7	29.4
Selling, general and administrative	27.6	27.6	35.7
Restructuring charges, net	1.6	0.3	8.4
Impairment of long lived assets	0.2	0.3	29.9
Gain on settlement of litigation	(1.8)	—	—
Total operating expenses	50.1	53.9	103.4
Operating loss	(35.9)	(41.5)	(104.6)
Interest income	0.4	0.8	1.4
Other income, net	0.8	0.6	2.3
Loss before benefit from income taxes	(34.7)	(40.1)	(100.9)
Benefit from income taxes	(14.8)	(1.1)	(1.0)
Net loss	(19.9)%	(39.0)%	(99.9)%

Fiscal Years Ended December 29, 2012 and December 31, 2011 Revenues

	Fiscal	% of	Fiscal	% of	Change
	2012	Revenues	2011	Revenues	$	%
	(In thousands)
Revenues by Market:
DRAM	$102,499	57.4%	$115,678	68.3%	$(13,179)	(11.4)%
SoC	46,586	26.1	29,050	17.2	17,536	60.4
Flash	29,450	16.5	24,597	14.5	4,853	19.7
Total revenues	$178,535	100.0%	$169,325	100.0%	$9,210	5.4%

For the global semiconductor market, overall device shipments were down in 2012 compared to 2011. Revenues in the memory markets saw the largest reduction compared to the SoC market. The DRAM market weakened, particularly in the second half of the year, as forecasted consumer demand for personal computers, or PC's, did not materialize and device pricing fell to levels resulting in unprofitable business for most suppliers. The NOR and NAND Flash markets also declined, driven by slow growth in bit shipments leading to an inventory oversupply and reduced production capacity by leading producers. SoC revenue reductions were not as severe as those for memory markets, with PC demand-related reductions somewhat offset by growth in mobile processor demand.
Overall, our revenues increased by 5%, or $9.2 million, in fiscal 2012 as compared to fiscal 2011, of which $19.8 million was due to the MicroProbe acquisition. Our revenues increased 60.4% year-over-year in the SoC market and 19.7% in Flash, but were down 11.4% in DRAM. The change in Flash and DRAM revenues was primarily driven by unit volume, while the increase in the SoC revenues was attributed to our acquisition of MicroProbe.
Our revenues for fiscal 2012 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. The year-on-year reduction in our revenue from sales to DRAM device manufacturers in fiscal 2012 aligned closely with the overall weakening of the DRAM semiconductor market revenue, particularly in the second half of the year. Forecasted consumer demand for PC's did not materialize and device pricing fell to levels resulting in unprofitable business for most suppliers.
Revenues from sales to Flash memory device manufacturers increased in fiscal 2012 compared to the prior year. The increase was mainly driven by increased market share of our TouchMatrix300 product at a major NAND Flash producer in South Korea. Our NOR Flash revenue decreased at a similar rate to the overall NOR Flash semiconductor market for the year.
The significant increase in the SoC segment is attributed primarily to our acquisition of MicroProbe and accelerated market adoption of advanced SoC probe card technologies in place of the traditional cantilever probe cards. Within MicroProbe's revenue, the Vx-MP MEMS and Apollo vertical products that are primarily used to test leading edge mobile SoC chips and microprocessors, accounted for the majority of its revenues.
Revenues by Geographic Region
The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2012	% of Revenues	Fiscal 2011	% of Revenues
	(In thousands)
South Korea	$58,515	32.8%	$39,219	23.1%
Taiwan	36,963	20.7	53,844	31.8
North America	27,508	15.4	25,880	15.3
Japan	21,314	11.9	29,467	17.4
Asia-Pacific(1)	22,573	12.7	13,860	8.2
Europe	11,662	6.5	7,055	4.2
Total revenues	$178,535	100.0%	$169,325	100.0%

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.
The increases from fiscal 2011 to 2012 in South Korea and Asia-Pacific revenues were related to market share gains and a growing available market for our SmartMatrix100 product at a major DRAM manufacturer. South Korea revenue also increased due to improved market share of our TouchMatrix300 product at a major NAND Flash producer. North America and Europe revenue increases were primarily driven by our acquisition of MicroProbe and the sales of Vx-MP MEMS and Apollo vertical products. Revenue decreases in Taiwan and Japan were primarily driven by decreased demand for our DRAM products due to a weakening global DRAM market.
Gross Profit

	Fiscal 2012	Fiscal 2011
	(In thousands)
Gross profit	$25,331	$20,958
Gross margin	14.2%	12.4%
Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2012, gross profit increased $4.4 million compared to fiscal 2011. The increase was primarily due to the benefit of higher gross margins generated from the product lines obtained from our MicroProbe acquisition in addition to lower material costs, and reduced manufacturing overhead expenses from the existing FormFactor production. Manufacturing overhead costs were lower because of the cessation of assembly and test activities in Japan and our worldwide reduction in workforce, which combined generated a savings of $0.8 million for fiscal 2012. Our gross margin benefited from lower excess inventory charges.

The gross margin improvements were offset by higher direct labor costs relative to revenue levels, service and warranty costs. Gross margin was also negatively impacted by $8.5 million of additional amortization and depreciation costs for the tangible and intangible assets associated with our MicroProbe acquisition.

As mentioned above, gross margin for fiscal 2012 also improved compared to the prior year due to a $0.7 million decrease in inventory provision charges. This improvement is the result of current and ongoing initiatives to improve material planning, procurement and production processes that resulted in the continual reduction in our excess inventory levels. Excess custom inventories are not uncommon for our company because our advanced wafer probe cards are custom designs manufactured in low volumes and must be delivered on relatively short lead times. This requires us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. In fiscal 2012, the value of previously reserved materials that were used in manufacturing and shipped was $1.3 million as compared to $2.5 million in fiscal 2011.

Gross margin included amortization expense on intangible assets for fiscal 2012 and 2011 of $6.0 million and $1.2 million, respectively. Stock-based compensation expense included in gross margin for fiscal 2012 and 2011 was $2.6 million and $3.5 million, respectively. The decrease is primarily due to fewer unvested options outstanding being amortized to expense.

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

Research and Development

	Fiscal 2012	Fiscal 2011
	(In thousands)
Research and development	$40,130	$43,544
% of revenues	22.5%	25.7%

Research and development expenses for fiscal 2012 decreased $3.4 million, or 8%, compared to the prior year. Our research and development expenses fluctuate as projects transition from development to manufacturing. Depending on the stage of completion and level of effort related to each project undertaken, we may reflect variations in our research and development spending. As a percent of revenues, research and development expenses decreased in fiscal 2012 to 22.5% as compared to 25.7% in fiscal 2011 primarily due to lower spending.
In fiscal 2012, expenses related to our research and development activities decreased from fiscal 2011 primarily due to lower materials costs of $3.2 million, licensing and equipment costs of $0.5 million, decrease in depreciation expense of $0.2 million, partially offset by increased facility and related costs of $0.6 million. Stock-based compensation included within research and development expenses remained flat at $4.3 million for fiscal 2012 as compared to 2011.
We are continuing our strategic investments in research and development, including investments in new vertical technology directed to testing SoC devices, advanced MicroSpring interconnect technology and new process technologies. In our first quarter of fiscal 2013 we announced that we have taken actions to reduce the investments in commodity DRAM test, but are continuing to develop product capabilities focused on mobile DRAM. We suspended development activities specific to our next generation Matrix platform, and are consolidating our development and engineering efforts to extend the capabilities of the current Matrix platform. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Fiscal 2012	Fiscal 2011
	(In thousands)
Selling, general and administrative	$49,231	$46,705
% of revenues	27.6%	27.6%
Selling, general and administrative expenses increased $2.5 million, or 5%, for fiscal 2012 compared to the prior year. As a percent of revenues, selling, general and administrative expenses remained flat in fiscal 2012.
For fiscal 2012, the increase in selling, general and administrative expenses was due to $3.0 million of MicroProbe acquisition and integration costs, $0.6 million intangible amortization expense, an $1.2 million increase in certain selling and marketing activities associated with new technology platforms, an $0.8 million increase in bad debt expense. The increased expenses were offset by a decrease in taxes and license costs of $2.0 million, including $0.6 million accrual release of foreign customs and value added tax, a decrease in our legal and outside service fees of $1.2 million, and a decrease due to workforce reduction of $0.4 million. Total amortization expense on intangible assets for fiscal 2012 and 2011 were $0.6 million and $0.0 million, respectively. Stock-based compensation expenses included within selling, general and administrative expense were $6.2 million in fiscal 2012 compared to $6.1 million in fiscal 2011. The increase is primarily due to increase in employee stock awards due to the acquisition.

Restructuring Charges, net

	Fiscal 2012	Fiscal 2011
	(In thousands)
Restructuring charges	$2,917	$522
% of revenues	1.6%	0.3%
Restructuring charges increased $2.4 million in fiscal 2012 from fiscal 2011. The restructuring plans we implemented in fiscal 2012 and 2011 are discussed below.
2012 Restructuring Activities

During fiscal 2012, we initiated restructuring plans in our second, third and fourth fiscal quarters which resulted in the reduction of our global workforce by 49 full-time employees across the organization and the cessation of our assembly and test activities in Japan. We reduced our temporary work force as well. We recorded $2.3 million in charges for severance and related benefits, $0.2 million in contract termination and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized related to these plans. As a result of these restructuring plans, we expect to realize quarterly savings, excluding stock-based compensation expenses, of approximately $2.7 million in subsequent quarters.

The liabilities we have accrued for the restructuring plans discussed above represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in force are expected to be paid by the end of the first quarter of fiscal 2013.
2011 Restructuring Activities

During fiscal 2011, we initiated restructuring plans in each of our fiscal quarters which resulted in the reduction of our global workforce by 38 full-time employees across the organization. We recorded $2.3 million in charges for severance and related benefits related to this plan. In fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations of $1.1 million and accruals related to our cessation of the use of these facilities in connection with a prior restructuring action of $0.4 million.  As a result, we reflected a benefit of $1.5 million recorded in 2011.

Impairment of Long-Lived Assets

	Fiscal 2012	Fiscal 2011
	(In thousands)
Impairment of long-lived assets	$421	$549
% of revenues	0.2%	0.3%

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Below is a description of the impairment activities for fiscal 2012 and 2011.

In fiscal 2012, we recorded total impairments of $0.4 million, including $0.2 million related to terminations of certain construction-in-progress projects and $0.2 million related to certain assets which were previously held for sale that were determined to no longer be sellable and used for internal purposes.
During the third and fourth quarters of 2012, we reviewed the recoverability of our long lived assets due to a significant change in our business strategy in connection with our 2012 Restructuring Plan, due to recurring operating losses, net cash outflows from operations and continued decline in the Company's stock price. As a result of the review, we concluded our business was able to fully recover the carrying amounts of our assets.
In fiscal 2011, we recorded total impairments of $0.5 million related to the termination of certain on-going projects, including certain software development for internal use that had been recorded in construction-in-progress.
Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property and equipment and intangible assets may arise in fiscal 2013 if we are unable to achieve operating results anticipated by our 2013 financial plan.
Gain on Settlement of Litigation

	Fiscal 2012	Fiscal 2011
	(In thousands)
Gain on settlement of litigation	$(3,250)	$—
% of revenues	(1.8)%	—

In July 2010, we filed a lawsuit against MicroProbe and a MicroProbe officer who was a former FormFactor employee asserting patent infringement and unfair competition claims against MicroProbe, and trade secret misappropriation and breach of confidence claims. On October 16, 2012, and in connection with the MicroProbe Acquisition, we agreed to settle with Astria, MicroProbe and a former FormFactor employee, all outstanding litigation in favor of FormFactor for $3.3 million.

Interest Income and Other Income, Net

	Fiscal 2012	Fiscal 2011
	(In thousands)
Interest income	$691	$1,404
% of revenues	0.4%	0.8%

Other income, net	$1,461	$1,076
% of revenues	0.8%	0.6%
Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2012 as compared to fiscal 2011 was primarily the result of lower average balances. The reduction in our cash, cash equivalents, restricted cash and marketable securities to $166.1 million at December 29, 2012 as compared to $297.0 million at December 31, 2011 was driven by our acquisition of MicroProbe and operating losses. The weighted-average yield on our cash, cash equivalents and marketable securities for fiscal 2012 was 0.30% compared to 0.45% for fiscal 2011.
Other income, net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income, net for fiscal 2012 compared to fiscal 2011 was primarily due to lower foreign currency losses in 2012.
Benefit from Income Taxes

	Fiscal 2012	Fiscal 2011
	(In thousands)
Benefit from income taxes	$(26,420)	$(1,901)
Effective tax rate	42.6%	(2.8)%

Included in the $26.4 million income tax benefit for fiscal 2012 is a $25.5 million tax benefit from the release of valuation allowances on our deferred tax assets ("DTAs").  In connection with our acquisition of MicroProbe during fiscal 2012, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $25.5 million. The excess DTLs allow us to realize a tax benefit by releasing the valuation allowances associated with our DTAs. Accordingly, the valuation allowances on a portion of our DTAs were released and resulted in an income tax benefit of $25.5 million.
We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  We recognized interest charges and penalties of $0.3 million and $12,000 respectively during fiscal 2012 and 2011. As of December 29, 2012 and December 31, 2011 we have accrued total interest charges and penalties of $0.4 million and $0.7 million, respectively, related to the uncertain tax positions.

We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets.  We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions. At December 29, 2012, we had Federal, state and foreign net operating loss carryforwards of $284.2 million, $266.7 million and $12.2 million, respectively. The Federal net operating loss carryforwards expire at various dates from 2016 through 2032, the state net operating loss carryforwards expire at various dates from 2030 through 2032, and the foreign net operating loss carryforwards can be carried forward indefinitely.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which includes retroactive extension of the research credit from January 1, 2012 through December 31, 2013. This enacted tax law will result in an increase in the Company's gross deferred tax asset by approximately $0.4 million, offset by a valuation allowance, during the first quarter of 2013. The Company concluded this enacted law change has immaterial effect on its financials.
Fiscal Years Ended December 31, 2011 and December 25, 2010
Revenues

	Fiscal	% of	Fiscal	% of	Change
	2011	Revenues	2010	Revenues	$	%
	(In thousands)
Revenues by Market:
DRAM	$115,678	68.3%	$131,207	69.6%	$(15,529)	(11.8)%
SoC	29,050	17.2	27,290	14.5	1,760	6.4
Flash	24,597	14.5	30,068	15.9	(5,471)	(18.2)
Total revenues	$169,325	100.0%	$188,565	100%	$(19,240)	(10.2)%

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
Our revenues for fiscal 2011 were primarily generated by sales of wafer probe cards to manufacturers of DRAM devices. Revenues from sales to DRAM device manufacturers in fiscal 2011 decreased significantly as compared to fiscal 2010 as the impact of average selling price erosion of semiconductor devices and the subsequent reduction in production by our customers has limited demand for our advanced wafer probe cards. Our revenues from sales to DRAM device manufacturers were also impacted in fiscal 2011 by flooding in Thailand, which dramatically impacted disc drive production resulting in reduced personal computer output and, as a further result, the demand for DRAM devices.
Revenues from sales to Flash memory device manufacturers decreased significantly in fiscal 2011 compared to the prior year. The decrease was driven primarily by decreased demand in the NOR Flash segment. Moderate growth in the sale of NAND Flash wafer probe cards offset a portion of this decline.
Revenues from sales to SoC device manufacturers increased in fiscal 2011 compared to the prior year, primarily due to market adoption of more complex devices with higher parallelism and the adoption of MEMS in place of traditional cantilever cards, both of which positively impacted revenues from sales of our wafer probe cards. We also qualified an existing customer on our TrueScale Matrix product during fiscal 2011.

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
The significant decrease in Taiwan, Asia-Pacific and North America revenues for the fiscal 2011 compared to the prior year was primarily due to decreased demand for our DRAM products associated with overall weakness in the global DRAM semiconductor device market. The increase in South Korea revenues is related to the increased demand for our SmartMatrix product line for DRAM, our TouchMatrix product line for NAND Flash, and Image Sensor products in the SoC segment. The increase in Japan revenue for fiscal 2011 compared to the prior year was primarily due to the qualification of an existing customer on our TrueScale Matrix product, which was partially offset by a decrease in our DRAM product sales. Europe revenue declined in fiscal 2011 due to the reduced demand for our SoC products.
Gross Profit (Loss)

	Fiscal 2011	Fiscal 2010
	(In thousands)
Gross profit (loss)	$20,958	$(2,272)
Gross margin	12.4%	(1.2)%

Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2011, gross margin increased compared to fiscal 2010 primarily due to reductions in general overhead cost, lower depreciation expense, reductions in inventory provision charges, higher production yields and favorable changes in product mix to higher margin products.

For fiscal 2011, the increase in gross margin compared to the prior fiscal year included a reduction of $14.0 million in general overhead expenses resulting from our cost control initiatives and decision to cease manufacturing in Singapore and Korea. The increase in gross margin also included $6.1 million of lower depreciation expense resulting primarily from the fiscal 2010 enterprise-wide impairment.

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

Gross margin included stock-based compensation of $3,5 million and $3.7 million for fiscal 2011 and 2010, respectively, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.

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
Research and development expenses for fiscal 2011 decreased $11.8 million, or 21%, compared to the prior year primarily due to the decrease in certain new technology product development related costs and the decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased in fiscal 2011 as compared to fiscal 2010 primarily due to our cost reduction efforts.
In fiscal 2011, costs related to our research and development activities decreased from fiscal 2010 primarily due to reduced payroll and related costs of $6.1 million, driven by reduced headcount, and reduced materials and related costs of $2.4 million. Additionally, we had a decrease in depreciation expense and facilities related costs of $1.1 million, resulting primarily from the fiscal 2010 enterprise-wide impairment as well as the reduction of our facilities footprint during 2010. Stock-based compensation included within research and development expenses was $4.3 million for fiscal 2011 compared to $5.6 million for fiscal 2010, with the decrease being primarily due to declining stock prices, decreased headcount and a reduction in the number of awards granted, partially offset by expense related to current year grants.
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
Selling, general and administrative expenses decreased $20.5 million, or 31%, for fiscal 2011 compared to the prior year primarily due to a decrease in personnel related costs and other discretionary spending. As a percent of revenues, selling, general and administrative expenses decreased in fiscal 2011 as compared to the prior year, primarily due to the reduction in expenses resulting from our on-going cost reduction efforts.
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
Restructuring charges decreased $15.4 million, or 97%, from fiscal 2010 to fiscal 2011. The decrease was primarily due to reduction in the size of the actions taken in 2011 compared to 2010 as our restructuring activities have wound down. Our 2010 actions resulted in a reduction in workforce of 19%, whereas our actions in 2011 reduced the workforce by 5%. Furthermore, in 2010 we recorded an $8.8 million impairment of property and equipment as part of the restructuring charges of fiscal 2010, whereas there was no such impairment charge recorded in restructuring in fiscal 2011. The restructuring plans we implemented in fiscal 2011 and fiscal 2010 are discussed below.
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

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations and accruals related to our cessation of the use of these facilities in connection with a prior restructuring action.  As a result, our Consolidated Statement of Operations for fiscal 2011 includes a benefit of $1.5 million recorded to 'Restructuring charges, net'.

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

We recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.8 million for certain equipment and leasehold improvements in Singapore that would no longer be utilized in conjunction with the Q3 2010 Restructuring Plan. The activities related to this restructuring plan were completed during fiscal 2011. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 7 - Impairment of Long-lived Assets of the Notes to Consolidated Financial Statements.

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
In the third quarter of fiscal 2010, we reviewed the recoverability of our long-lived assets due to a significant change in our business strategy in connection with the Q3 2011 Restructuring Plan, recurring operating losses and net cash outflows from operations and the sustained decline in the Company's stock price. As a result of this review, we concluded that our business was not able to fully recover the carrying amounts of our assets. Accordingly, we reviewed the carrying amounts at September 25, 2010 of all of our long-lived assets for impairment. Based on this analysis, an impairment charge of approximately $52.0 million was recorded as of September 25, 2010. This impairment charge comprised $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.
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

•	$0.5 million related to certain leasehold improvements and furniture and fixtures that was abandoned or held for sale as a result of the consolidation of office space in Livermore; and

•	$0.1 million write down of a building held for sale to its estimated fair value.
Interest Income and Other Income, Net

	Fiscal 2011	Fiscal 2010
	(In thousands)
Interest income	$1,404	$2,546
% of revenues	0.8%	1.4%

Other income, net	$1,076	$4,426
% of revenues	0.6%	2.3%
Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2011 as compared to fiscal 2010 was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $297.0 million at December 31, 2011 compared to $347.9 million at December 25, 2010. The weighted‑average yield on our cash, cash equivalents and marketable securities for fiscal 2011 was 0.45% compared to 0.70% for fiscal 2010.
Other income , net is composed primarily of foreign currency impact and various other gains and losses. The change in other income , net for fiscal 2011 compared to fiscal 2010 was primarily due to the $3.5 million gain recorded in the third quarter of fiscal 2011 which resulted from the release of the liability previously recorded as a secured borrowing due to the dismissal of our complaint against a customer.
Benefit from Income Taxes

	Fiscal 2011	Fiscal 2010
	(In thousands)
Benefit from income taxes	$(1,901)	$(1,920)
Effective tax rate	(2.8)%	(1.0)%

We recorded an income tax benefit of $1.9 million for each of the fiscal years 2011 and 2010. The income tax benefit recorded for fiscal 2011 primarily relates to a $2.5 million release of the deferred tax valuation allowance for a non-U.S. jurisdiction, offset by income tax expense in certain of our non-U.S. operations in foreign jurisdictions.  The income tax benefit recorded for fiscal 2010 primarily related to the settlement of a non-U.S. tax jurisdiction audit, offset by tax expense related to our non-U.S. operations in foreign jurisdictions.

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

We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision.  During fiscal 2011 we recognized interest charges and penalties of $12,000 and during fiscal 2010 we recorded an interest benefit of $0.3 million. As of December 31, 2011 and December 25, 2010 we accrued total interest charges and penalties of $0.7 million and $0.6 million, respectively, related to the uncertain tax positions.

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

Liquidity and Capital Resources
Capital Resources: Our working capital was $194.1 million at December 29, 2012 and $308.4 million at December 31, 2011. The decrease in working capital in the year ended December 29, 2012 was primarily due to the net cash used in our operating activities and cash used to acquire MicroProbe.
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
Our cash, cash equivalents and marketable securities totaled $165.8 million at December 29, 2012 compared to $296.7 million at December 31, 2011. Cash, cash equivalents and marketable securities included $12.6 million held by our foreign subsidiaries as of December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the net cash used in our operating activities and cash used to acquire MicroProbe in fiscal 2012. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2013.
We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. As part of these strategies, we indefinitely reinvest a significant portion of our foreign earnings and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt. If we were to repatriate indefinitely reinvested foreign funds, the United States income tax impact would be zero due to our net operating loss carry forward position. We would be subject to a small withholding tax in certain international countries for a total of approximately $42,000.

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, were 49 days at December 29, 2012 compared with 42 days at December 31, 2011. Our DSO is calculated using the count-back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to the acquisition of MicroProbe where certain key customers were granted payment terms of up to 60 days which is slightly longer than we have historically provided.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(In thousands)
Net cash used in operating activities	$(26,228)	$(29,343)	$(73,096)
Net cash provided by (used in) investing activities	(40,701)	60,712	69,841
Net cash provided by (used in) financing activities	2,139	(12,902)	3,098
Cash flows from operating activities: Net cash used in operating activities for fiscal 2012 was primarily attributable to our net loss of $35.5 million, a non-cash $24.5 million benefit resulting from changes in deferred tax assets and a non-cash $3.3 million gain on litigation settlement. This was offset by non-cash expenses of $13.0 million for stock-based compensation, $16.9 million for depreciation and amortization and $7.2 million of provision for excess and obsolete inventories.
The net change in operating assets and liabilities for fiscal 2012 was $2.5 million, net of the operating assets and liabilities assumed from the MicroProbe acquisition. The net change was comprised of a decrease in our accounts receivable of $5.2 million, excluding the effect of the accounts receivables assumed in the MicroProbe acquisition, due to our improved collection of payments from customers as well as shortened payment terms for certain customers and a $1.1 million increase in deferred revenues due to shipments to customers for which our revenue recognition criteria have not yet been met, offset in part by a decrease of $5.9 million in accounts payable driven by payments for vendor obligations assumed in the MicroProbe acquisition which were past due, and a decrease of $2.1 million in income taxes payable due to the release of a reserve for uncertain tax positions related to the lapsing of the statute of limitations in the U.S. jurisdiction.
Net cash used in operating activities for fiscal 2011 was primarily attributable to our net loss of $66.0 million offset in part by $30.1 million of non-cash charges consisting primarily of $13.8 million of stock-based compensation, $10.8 million of depreciation and amortization, and $7.9 million of provision for excess and obsolete inventories. This was offset by a benefit of $2.0 million resulting from changes in deferred tax assets and a gain of $1.6 million related to non-cash restructuring activity.
The net change in operating assets and liabilities for fiscal 2011 was $6.5 million comprising a decrease in our accounts receivable of $16.8 million due to our improved collection of payments from customers with extended payment terms as well as shortened payment terms for certain customers and a $5.6 million reduction in prepaid expenses and other current assets primarily due to the collection of certain amounts received in relation to the liquidation of Electroglas as part of the finalization of its bankruptcy proceedings, offset in part by a decrease of $9.6 million in accrued liabilities, primarily those related to payroll and bonus, as well as our restructuring actions, and a decrease of $5.1 million in accounts payable driven by the timing of our payments to vendors and reduced spending levels resulting from our cost reduction initiatives.

Cash flows from investing activities: Net cash used in investing activities for fiscal 2012 was primarily related to cash used in the acquisition of MicroProbe of $96.7 million net of cash acquired, purchases of marketable securities and property and equipment totaling $82.4 million and $8.0 million, respectively. These uses of cash were partially offset by proceeds from maturities of marketable securities of $135.3 million and proceeds from the sales of marketable securities of $11.0 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for fiscal 2011 was primarily related to $308.7 million proceeds from maturities and $6.0 million of sales of marketable securities partially offset by purchases of marketable securities totaling $246.7 million and $7.7 million cash used in the acquisition of property and equipment.

Cash flows from financing activities: Net cash provided by financing activities for fiscal 2012 included $2.3 million in proceeds received from purchases under our Employee Stock Purchase Plan offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Net cash used in financing activities for fiscal 2011 included $16.4 million used for the repurchase and retirement of our common stock partially offset by $3.5 million in proceeds received from purchases under our 2002 Employee Stock Purchase Plan and net proceeds from the exercise of stock options offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Our cash, cash equivalents and marketable securities declined in fiscal 2012. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2013.

Contractual Obligations and Commitments
The following table summarizes our significant commitments to make future payments in cash under contractual obligations as of December 29, 2012:

	Payments Due In Fiscal Years
	2013	2014-2015	2016-2017	After 2017	Total
	(In thousands)
Operating leases	$3,658	$5,700	$5,016	$10,034	$24,408
Other purchase obligations	12,402	4,950	50	—	17,402
Capital leases	593	321	29	—	943
Total	$16,653	$10,971	$5,095	$10,034	$42,753
Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 29, 2012. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $17.2 million as of December 29, 2012 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 29, 2012, the changes to our uncertain tax positions in the next 12 months that are reasonable and probable are not expected to have a significant impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 29, 2012, we were not involved in any off-balance sheet arrangements.
Indemnification Agreements
We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 29, 2012.
Recent Accounting Pronouncements
Please refer to the discussion of our recent accounting pronouncements in Note 2—Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements under Part II, Item 8 in this Annual Report on Form 10-K.
Item 7A:    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk.    We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in other income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net loss of $0.5 million and a net gain of $1.6 million for fiscal 2012 and 2011, respectively, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts in our Consolidated Statements of Operations under “Other income, net”.
Interest Rate Sensitivity.    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, money market funds and commercial paper. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 29, 2012 and December 31, 2011 would have affected the fair value of our investment portfolio by less than $1.2 million and $2.1 million, respectively.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended December 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Principal Executive Officer and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
          (i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;
         (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
        (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
               Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer , we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of this assessment, management has concluded that, our internal control over financial reporting was effective as of December 29, 2012, based on the criteria in Internal Control-Integrated Framework issued by the COSO.
        Management has elected to exclude Astria Semiconductor Holdings, Inc., including its subsidiary MicroProbe, Inc. (together "MicroProbe") from its assessment of internal control over financial reporting as of December 29, 2012, because we acquired MicroProbe in a business purchase combination during fiscal 2012. MicroProbe is a wholly-owned subsidiary of the Company, whose total assets and revenues represent 37.2% and 11.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.
The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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
Item 9B:    Other Information
None.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance
Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, will be included in our Proxy Statement for our 2013 annual meeting of stockholders, under the section entitled "Proposal No. 1—Election of Directors". The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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
(1)Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
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

(c)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
2.01***	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative	10-Q/A	000-50307	1/23/2013	33.01
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Equity Incentive Plan, as amended and restated effective April 18, 2012, and forms of plan agreements					X
10.10+	Employee Stock Purchase Plan, as amended and restated April 18, 2012					X
10.11	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.12	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.13	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.14	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.15	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.16+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10/20/2001
10.17+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10,010
10.18+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
10.19+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor					X
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

***
Confidential treatment has been requested for portions of this document. The schedules, exhibits, and annexes to this exhibit have been omitted in reliance on Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 12th day of March 2013.

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

Signature	Title	Date

Principal Executive Officer:
/s/ THOMAS ST. DENNIS	Chief Executive Officer and Director	March 13, 2013
Thomas St. Dennis
Principal Financial Officer and Principal Accounting Officer:
/s/ MICHAEL M. LUDWIG	Chief Financial Officer	March 13, 2013
Michael M. Ludwig

Signature	Title	Date

Additional Directors:

/s/ G. CARL EVERETT, JR.	Director	March 13, 2013
G. Carl Everett, Jr.

/s/ LOTHAR MAIER	Director	March 13, 2013
Lothar Maier

/s/ EDWARD ROGAS, JR	Director	March 13, 2013
Edward Rogas, Jr

/s/ MICHAEL W. ZELLNER	Director	March 13, 2013
Michael W. Zellner

/s/ RICHARD DELATEUR	Director	March 13, 2013
Richard DeLateur

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of FormFactor, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, statements of comprehensive loss, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FormFactor, Inc. and its subsidiaries at December 29, 2012 and December 31, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management's Report on Internal Control over Financial Reporting, management has excluded Astria Semiconductor Holdings, Inc., including its subsidiary MicroProbe, Inc., (together "MicroProbe") from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Company in a business purchase combination during the year ended December 29, 2012. We have also excluded MicroProbe from our audit of internal control over financial reporting. MicroProbe is a wholly-owned subsidiary whose total assets and total revenues represent 37.2% and 11.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 13, 2013

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 29, 2012	December 31, 2011
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,243	$139,049
Marketable securities	93,545	157,642
Accounts receivable, net	28,919	12,662
Inventories	23,616	18,092
Deferred tax assets	4,613	1,162
Refundable income taxes	5,667	910
Prepaid expenses and other current assets	10,569	7,458
Total current assets	239,172	336,975
Restricted cash	318	317
Property, plant and equipment, net	45,515	35,132
Goodwill	30,994	—
Intangibles, net	74,276	3,242
Deferred tax assets	4,207	5,954
Other assets	1,200	1,451
Total assets	$395,682	$383,071
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,015	$9,731
Accrued liabilities	17,270	13,966
Capital leases, current portion	573	—
Income taxes payable	—	100
Deferred revenue	6,189	4,798
Total current liabilities	45,047	28,595
Long-term income taxes payable	3,028	4,112
Capital leases, net of current portion	340	—
Deferred rent and other liabilities	8,009	3,712
Total liabilities	56,424	36,419
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 53,286,703 and 49,268,479 shares issued and outstanding at December 29, 2012 and December 31, 2011, respectively	54	50
Additional paid-in capital	681,157	652,024
Accumulated other comprehensive income	1,715	2,700
Accumulated deficit	(343,668)	(308,122)
Total stockholders' equity	339,258	346,652
Total liabilities and stockholders' equity	$395,682	$383,071
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands, except per share data)
Revenues	$178,535	$169,325	$188,565
Cost of revenues	153,204	148,367	190,837
Gross profit (loss)	25,331	20,958	(2,272)
Operating expenses:
Research and development	40,130	43,544	55,389
Selling, general and administrative	49,231	46,705	67,208
Restructuring charges, net	2,917	522	15,908
Impairment of long-lived assets	421	549	56,401
Gain on settlement of litigation	(3,250)	—	—
Total operating expenses	89,449	91,320	194,906
Operating loss	(64,118)	(70,362)	(197,178)
Interest income	691	1,404	2,546
Other income, net	1,461	1,076	4,426
Loss before income taxes	(61,966)	(67,882)	(190,206)
Benefit from income taxes	(26,420)	(1,901)	(1,920)
Net loss	$(35,546)	$(65,981)	$(188,286)
Net loss per share:
Basic and diluted	$(0.70)	$(1.31)	$(3.75)
Weighted-average number of shares used in per share calculations:
Basic and diluted	50,551	50,521	50,246
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands)
Net loss	$(35,546)	$(65,981)	$(188,286)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(838)	660	1,009
Unrealized gains (losses) on available-for-sale marketable securities	(147)	13	(235)
Comprehensive loss	$(36,531)	(65,308)	(187,512)

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount
	(In thousands, except shares)
Balances, December 26, 2009	49,762,008	$50	$630,333	$1,253	$(53,855)	$577,781
Issuance of common stock pursuant to exercise of options for cash	115,597	—	698	—	—	698
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	414,441	—	(762)	—	—	(762)
Issuance of common stock under the Employee Stock Purchase Plan	365,871	2	3,786	—	—	3,788
Purchase and retirement of common stock	(70,000)	—	(626)	—	—	(626)
Stock-based compensation	—	—	17,834	—	—	17,834
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(235)	—	(235)
Currency translation adjustments	—	—	—	1,009	—	1,009
Net loss	—	—	—	—	(188,286)	(188,286)
Balances, December 25, 2010	50,587,917	52	651,263	2,027	(242,141)	411,201
Issuance of common stock pursuant to exercise of options for cash	141,280	—	914	—	—	914
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	485,204	—	(219)	—	—	(219)
Issuance of common stock under the Employee Stock Purchase Plan	386,818	—	2,813	—	—	2,813
Purchase and retirement of common stock	(2,332,740)	(2)	(16,409)	—	—	(16,411)
Stock-based compensation	—	—	13,662	—	—	13,662
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	13	—	13
Currency translation adjustments	—	—	—	660	—	660
Net loss	—	—	—	—	(65,981)	(65,981)
Balances, December 31, 2011	49,268,479	50	652,024	2,700	(308,122)	346,652
Issuance of common stock pursuant to exercise of options for cash	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of business	3,020,944	3	13,802	—	—	13,805
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	464,203	—	(106)	—	—	(106)
Issuance of common stock under the Employee Stock Purchase Plan	533,077	1	2,357	—	—	2,358
Stock-based compensation	—	—	13,080	—	—	13,080
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(147)	—	(147)
Currency translation adjustments	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(35,546)	(35,546)
Balances, December 29, 2012	53,286,703	$54	$681,157	$1,715	$(343,668)	$339,258
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,546)	$(65,981)	$(188,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,901	10,838	28,155
Amortization of investments	91	469	469
Stock-based compensation expense	13,049	13,849	17,613
Deferred income tax benefit	(24,460)	(1,988)	(2,105)
Provision for (recovery of) doubtful accounts receivable	52	(276)	(1,071)
Write-down for excess and obsolete inventories	7,232	7,897	11,389
Loss on disposal and write-off of long-lived assets	41	5	431
Non-cash restructuring	462	(1,582)	8,974
Impairment of long-lived assets	421	549	56,401
Gain on settlement of litigation	(3,250)	—	—
Gain on release of secured borrowing	—	—	(3,481)
Foreign currency transaction (gains) losses	1,267	328	(291)
Changes in assets and liabilities:
Accounts receivable	5,158	16,803	3,225
Inventories	(926)	(1,152)	(16,887)
Prepaid expenses and other current assets	821	5,621	3,700
Refundable income taxes	(27)	(862)	25,843
Other assets	426	1,907	66
Accounts payable	(5,903)	(5,065)	(13,006)
Accrued liabilities	(1,123)	(9,643)	4,634
Income taxes payable	(2,145)	(1,263)	(732)
Deferred revenues	1,064	160	(6,217)
Deferred rent and other liabilities	167	43	(1,920)
Net cash used in operating activities	(26,228)	(29,343)	(73,096)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,952)	(7,700)	(30,914)
Acquisition of MicroProbe, net of cash acquired	(96,652)	—	—
Proceeds from sales of property, plant and equipment	—	33	293
Purchases of marketable securities	(82,437)	(246,665)	(341,292)
Proceeds from maturities of marketable securities	135,340	308,681	432,549
Proceeds from sales of marketable securities	11,000	6,000	9,205
Change in restricted cash	—	363	—
Net cash (used in) provided by investing activities	(40,701)	60,712	69,841
Cash flows from financing activities:
Proceeds from issuances of common stock	2,251	3,509	3,724
Purchase and retirement of common stock	—	(16,411)	(626)
Payments made on capital leases	(112)	—	—
Net cash provided by (used in) financing activities	2,139	(12,902)	3,098
Effect of exchange rate changes on cash and cash equivalents	(2,016)	(625)	(679)
Net (decrease) increase in cash and cash equivalents	(66,806)	17,842	(836)
Cash and cash equivalents, beginning of year	139,049	121,207	122,043
Cash and cash equivalents, end of year	$72,243	$139,049	$121,207
Non-cash investing and financing activities:
Fair value of stock issued in connection with the acquisition of MicroProbe	$13,805	$—	$—
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$2,215	$(66)	$1,997
Working capital adjustment	$2,782	$—	$—
Supplemental disclosure of cash flow information:
Income taxes paid (refunded), net	$(40)	$1,410	$(24,882)
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company
FormFactor, Inc. ("FormFactor" or the "Company" and also referred to as "we" or "our") was incorporated in Delaware on April 15, 1993 and designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor wafer probe cards. We are based in Livermore, California, home to our corporate offices, research and development, and manufacturing locations. We have facilities in the United States, Singapore, Japan, Taiwan, South Korea and the People's Republic of China.
Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 29, 2012 and December 25, 2010, respectively, consisted of 52 weeks and the fiscal year ended on December 31, 2011 consisted of 53 weeks.
Business Acquisition
On October 16, 2012, we completed the acquisition of Astria Semiconductor Holdings, Inc., including its major subsidiary MicroProbe (together "MicroProbe"), which we refer to as the "MicroProbe Acquisition". As part of the Acquisition, a wholly-owned subsidiary of FormFactor merged with and into MicroProbe, with MicroProbe continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor. For additional information regarding the Acquisition see Note 3.
Reclassifications
Certain reclassifications have been made to the prior year's Consolidated Balance Sheet to conform to the current year's presentation.
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
The income tax benefit resulted from a higher net loss in 2009 due to higher costs of revenue. The increase in the 2009 loss allowed us to recover more of our prior year tax payments. Of the total adjustment of $4.1 million to cost of revenues, $2.9 million , net of $0.5 million income tax benefit, was related to fiscal 2009. Management and the Audit Committee believe that such amounts are not material to current and previously reported financial statements.
Note 2—Summary of Significant Accounting Policies
Basis of Consolidation and Foreign Currency Translation
The consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The functional currencies of certain of our foreign subsidiaries are the local currencies and accordingly, all assets and liabilities of these foreign operations are translated to U.S. Dollars at current period end exchange rates, and revenues and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of these subsidiaries' financial statements are included as a separate component of stockholders' equity under “Accumulated other comprehensive income.”
Certain other of our foreign subsidiaries in the People's Republic of China, Taiwan, Hong Kong, South Korea and Singapore use the U.S. Dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currencies of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates may change as new information is obtained. We believe that the estimates, assumptions and judgments involved in revenue recognition, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, business combinations, legal contingencies, realizability of goodwill, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision or benefit for income taxes and related deferred tax assets, valuation and tax liabilities and accruals for other liabilities have the greatest potential impact on our consolidated financial statements. Actual results could differ from those estimates.
Business Acquisitions
Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. We account for acquired businesses using the acquisition method of accounting. The acquisition method of accounting for acquired businesses requires, among other things, that most assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles including in-process research and development (IPR&D) be recorded on the balance sheet. Also, transaction costs are expensed as incurred. Any excess of the purchase price over the assigned values of the net assets acquired is recorded as goodwill.
Cash, Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We generally classify our marketable securities at the date of acquisition as available-for-sale. These securities are reported at fair value with the related unrealized gains and losses included in "Accumulated other comprehensive income", a component of stockholder's equity, net of tax. Any unrealized losses which are considered to be other-than-temporary impairments are recorded in "Other income, net" in the Consolidated Statements of Operations. Realized gains (losses) on the sale of marketable securities are determined using the specific-identification method and recorded in "Other income, net" in the Consolidated Statements of Operations. We measure our cash equivalents and marketable securities at fair value.
All of our available-for-sale investments are subject to a periodic impairment review. We record a charge to earnings when a decline in fair value is significantly below cost basis and judged to be other-than-temporary, or have other indicators of impairments. If the fair value of an available-for-sale investment is less than its amortized cost basis, an other-than-temporary impairment is triggered in circumstances where (1) we intend to sell the instrument, (2) it is more likely than not that we will be required to sell the instrument before recovery of its amortized cost basis or (3) a credit loss exists where we do not expect to recover the entire amortized cost basis of the instrument. If we intend to sell or it is more likely than not that we will be required to sell the available-for-sale investment before recovery of its amortized cost basis, we recognize an other-than- temporary impairment charge equal to the entire difference between the investment's amortized cost basis and its fair value.
Fair Value of Financial Instruments
We have evaluated the estimated fair value of financial instruments using available market information and valuations as provided by third-party sources. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts. The fair value of the Company's cash, cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their carrying amounts due to the relatively short maturity of these items. The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued compensation and other accrued liabilities, approximate fair value because of their short maturities. Estimates of fair value of our marketable securities are based on quoted market prices from active markets or third party, market-based pricing sources which we believe to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale.
Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical assets or quoted market prices of similar assets from active markets. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 2 inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices near the reporting date in markets that are less active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 valuations are based on unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in pricing the asset or liability based on the best information available under the circumstances.

Each level of input has different levels of subjectivity and difficulty involved in determining fair value.
Foreign Exchange Management
We transact business in various foreign currencies. We enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures. Gains and losses resulting from the impact of currency exchange rate movements on forward foreign exchange contracts designated to offset certain foreign currency balance sheet exposures are recognized as "Other income (expense), net" in the Consolidated Statements of Operations in the period in which the exchange rates change. These gains and losses are intended to partially offset the foreign currency exchange gains and losses on the underlying exposures being hedged. We record the fair value of these contracts as of the end of our reporting period in the Consolidated Balance Sheet. We do not use derivative financial instruments for trading or speculative purposes.
Restricted Cash
Under the terms of one of our facility leases, we provide security to the landlord in the form of letters of credit. As of December 29, 2012 and December 31, 2011, restricted cash included $0.3 million and $0.3 million, respectively, of letters of credit secured by a certificate of deposit.
Inventories
Inventories are stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. The provision for potentially excess and obsolete inventory is made based on management's analysis of inventory levels, past usage and forecasted future sales and market conditions. On a quarterly basis, we review inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to our past usage and estimated forecast of product demand for the next six months to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we write down the affected inventory value for estimated excess and obsolescence charges. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Shipping and handling costs are classified as a component of "Cost of revenues" in the Consolidated Statements of Operations.
We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, but for certain materials, the material purchases are often subject to minimum purchase order quantities in excess of the actual underlying probe card demand. It is not uncommon for us to acquire production materials and commence production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our wafer probe cards. These factors result in normal recurring inventory valuation adjustments to cost of revenues. Aggregate inventory write downs were $7.2 million , $7.9 million and $11.4 million for fiscal 2012, 2011 and 2010, respectively. We retain a portion of the excess inventory until the customer's design is discontinued. The inventory may be used to satisfy customer warranty demand.
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
Property, Plant, and Equipment
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided on a straight-line method over the following estimated useful lives of the assets: 1 to 5 years for machinery and equipment, 1 to 5 years for computer equipment and software and 1 to 5 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Construction-in-progress assets are not depreciated until the assets are placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization, are removed from the balance sheet and the resulting gain or loss is reflected in operations.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the design, development, manufacture, sale and support of precision, high performance advanced semiconductor wafer probe cards. In September 2011, the Financial Accounting Standards Board ("FASB") amended its guidance to simplify the testing of goodwill for impairment, allowing an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required. The performance of the quantitative impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the quantitative impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill with the carrying value of that goodwill. We acquired MicroProbe and performed a fair value assessment as of the acquisition date, October 16, 2012 resulting in our current goodwill balance. We will perform our annual goodwill impairment test in the fourth fiscal quarter.
Intangible Assets
Intangible assets consists of acquisition related intangible assets and intellectual property. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized, over 1 to 10 years, utilizing either an accelerated or straight-line basis of amortization. We perform a review of intangible assets when facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.
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
We performed an enterprise-wide impairment test in the fourth fiscal quarter of 2012. No enterprise-wide impairment charges were recorded during fiscal 2012 and fiscal 2011. We recorded an enterprise-wide charge in 2010 of $52.0 million. See Note 7 - Impairment of Long-lived Assets for additional information.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities, trade receivables and derivative financial instruments used in hedging activities. Our cash equivalents and marketable securities are held in safekeeping by large, creditworthy financial institutions. We invest our excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, we have not experienced any losses on our deposits of cash and cash equivalents.
We market and sell our products to a narrow base of customers and generally do not require collateral. In fiscal 2012, two customers accounted for 29% and 12% of revenues. In fiscal 2011, three customers accounted for 16%, 11% and 10% of revenues. In fiscal 2010, three customers accounted for 20%, 13%, and 12% of revenues.
At December 29, 2012, one customer accounted for 29% of accounts receivable. At December 31, 2011, two customers accounted for 12%, and 10% of accounts receivable. We operate in the intensely competitive semiconductor industry, including the DRAM, Flash, and System-on-Chip ("SoC") markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely.
We are exposed to non-performance risk by counterparties on the currency forward exchange contracts used in hedging activities. We seek to minimize risk by diversifying our hedging program across multiple financial institutions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us.
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
In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements”. The guidance eliminates the residual method of revenue recognition and allows the use of management's best estimate of selling price (“BESP”) for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. We adopted this guidance effective with the first quarter of fiscal 2011 and it has been applied on a prospective basis for revenue arrangements entered into or materially modified after December 25, 2010.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Warranty Obligations
We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based upon historical experience and our estimate of the level of future costs. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified field failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances.
We provide for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are reflected in the Statement of Operations as a cost of revenues. A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Warranty accrual beginning balance	$330	$433
Accrual of warranties during the year	1,744	666
Settlements made during the year	(1,340)	(769)
Warranty accrual ending balance	$734	$330
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
The allowance for doubtful accounts consisted of the following activity for fiscal years 2012, 2011, and 2010 (in thousands):

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Allowance for doubtful accounts receivable
Fiscal year ended December 25, 2010	$9,260	$315	$(8,728)	$847
Fiscal year ended December 31, 2011	847	29	(638)	238
Fiscal year ended December 29, 2012	238	202	(151)	289

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A description of activity recorded in our allowance for doubtful accounts is as follows:

•
Fiscal 2010: we recorded an additional allowance for doubtful accounts of $0.3 million for accounts determined to be uncollectible and we released $8.7 million of allowance for doubtful accounts primarily due to a reduction of $6.7 million related to the dismissal of a complaint against a customer resulting in the write-off of previously reserved accounts receivable, a write-off of $0.5 million uncollectible debts that was previously reserved and receipt of payments totaling $1.4 million for accounts receivable that was previously reserved.

•
Fiscal 2011: we recorded a reduction in the provision of $0.6 million primarily due to the receipt of payments totaling $0.3 million for accounts receivable previously reserved and we wrote-off previously reserved accounts receivable in the amount of $0.3 million.

•	Fiscal 2012: we recorded a provision of $0.2 million and released $0.2 million of allowance for doubtful accounts that was previously reserved.
Restructuring Charges
Restructuring charges include costs related to employee termination benefits, long-lived assets impaired or abandoned, as well as contract termination costs. The determination of when we accrue for employee termination benefits depends on whether the termination benefits are provided under a one-time benefit arrangement or under an on-going benefit arrangement. For restructuring charges recorded as an on-going benefit arrangement, a liability for post-employment benefits is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. For restructuring charges recorded as a one-time benefit arrangement, we recognize a liability for employee termination benefits when a plan of termination, approved by management and establishing the terms of the benefit arrangement, has been communicated to employees. The timing of the recognition of one-time employee termination benefits is dependent upon the period of time the employees are required to render service after communication. If employees are not required to render service in order to receive the termination benefits or if employees will not be retained to render service beyond the minimum legal notification period, a liability for the termination benefits is recognized at the communication date. In instances where employees will be retained to render service beyond the minimum legal notification period, the liability for employee termination benefits is measured initially at the communication date based on the fair value of the liability as of the termination date and is recognized ratably over the future service period. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives.
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
The Company recorded restructuring charges of $2.9 million, $0.5 million and $15.9 million for fiscal years 2012, 2011 and 2010 respectively. See Note 5 Restructuring Charges.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Numerator:
Net loss used in computing basic and diluted net loss per share	$(35,546)	$(65,981)	$(188,286)
Denominator:
Weighted-average shares used in computing basic net loss per share	50,551	50,521	50,246
Add potentially dilutive securities	—	—	—
Weighted-average shares used in computing diluted net loss per share	50,551	50,521	50,246
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Stock options	4,430	4,893	5,021
Restricted stock units	1,246	1,150	869
Employee stock purchase plan	39	135	65
Total potentially dilutive securities	5,715	6,178	5,955

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity.
Components of accumulated other comprehensive income was as follows (in thousands):

	December 29, 2012	December 31, 2011
Unrealized loss on marketable securities, net of tax of $428 and $384 in fiscal 2012 and fiscal 2011, respectively	$(270)	$(123)
Cumulative translation adjustments	1,985	2,823
Accumulated other comprehensive income	$1,715	$2,700
Recent Accounting Pronouncements
Fair Value

Effective December 26, 2010, as required, we adopted the guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements.  Specifically, we have adopted the guidance requiring the disclosure of the roll forward of activities on purchases, sales, issuances and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance in the first quarter of fiscal 2011 did not impact on our consolidated financial statements.

Additionally, in May 2011, updated authoritative guidance to amend existing requirements for fair value measurements and disclosures was issued. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in stockholders' equity. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and was applied prospectively. This new guidance impacts how we report on fair value measurements only, and had no effect on our results of operations, financial position or liquidity upon our adoption on January 1, 2012.

Comprehensive Income

In June 2011, authoritative guidance that addresses the presentation of comprehensive income in interim and annual reporting of financial statements was issued. The standard eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Such changes in stockholders’ equity will be required to be disclosed in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted this guidance effective with the first quarter of fiscal 2012 and such adoption did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The revised guidance is effective prospectively for reporting periods beginning after December 15, 2012 for public entities. The revised guidance will not have a material effect on the Company's financial position, results of operations or liquidity

Note 3—Acquisition
On October 16, 2012, pursuant to an Agreement and Plan of Merger and Reorganization, or (the “Acquisition Agreement”), dated as of August 31, 2012, as amended, a wholly-owned subsidiary of FormFactor merged with and into Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with MicroProbe continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe acquisition").
The Acquisition was accounted for using the acquisition method of accounting under which assets and liabilities of MicroProbe were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.
The total acquisition consideration of $113.8 million was determined based on the terms of the Acquisition Agreement which consisted of a) $100.0 million in cash, subject to a $3.3 million decrease based on MicroProbe's working capital as of the consummation of the Acquisition relative to an agreed upon target and b) 3,020,944 shares of FormFactor's common stock valued at the closing market price of $4.57 per share on October 16, 2012, and c) the fair value of a settlement related to patent litigation between the two parties of $3.3 million.
Pursuant to the Acquisition Agreement, $17.8 million of the cash consideration was placed in escrow (the "Holdback") for unknown liabilities that may have existed as of the acquisition date. The Holdback, which was included as part of the acquisition consideration, will be paid for such unknown liabilities or to the former MicroProbe shareholders within 18 months from the closing date of the Acquisition.
During fiscal 2012, we incurred $2.6 million in transaction costs related to the Acquisition, which primarily consisted of investment banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the Acquisition based upon their respective fair values. Asset categories acquired in the Acquisition included working capital, long-term assets and liabilities and identifiable intangible assets, including in-process research and development (IPR&D). The allocation of the acquisition price has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. The table below summarizes the assets acquired and liabilities assumed as follows (in thousands):

Amount
Cash and cash equivalents	$2,847
Accounts receivable (1)	21,567
Inventories	11,809
Refundable income taxes	4,885
Prepaid assets	1,544
Deferred tax asset	756
Property, plant and equipment	11,950
Other long-term assets	103
Accounts payable and accrued expenses	(20,586)
Capital leases	(1,025)
Deferred income taxes liabilities	(26,663)
Other long-term liabilities	(2,008)
Total tangible assets acquired and liabilities assumed	5,179

Intangible assets	77,600
Goodwill	30,994
Total intangible and goodwill assets acquired	108,594

Total acquisition price	$113,773

(1)
The estimated fair value of trade receivables acquired was $21.6 million. The gross contractual amount of trade receivables was $21.8 million and was recorded net of allowances for doubtful accounts. We expect that $0.2 million of the gross contractual amount of trade receivables will be uncollectible.

The intangible assets as of the closing date of the Acquisition included (in thousands):

Amount
Existing developed technologies	$31,100
Trade names	4,500
Customer relationships	17,000
Backlog	3,500
Favorable lease asset	300
Non-compete agreement	100
In-process research and development	21,100
Total intangible assets	$77,600
Indications of fair value of the intangible assets acquired in connection with the Acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. The existing developed technologies are being amortized on an accelerated basis over an estimated useful life of one to four years; customer relationships are being amortized on an accelerated or straight-line basis over eight years depending on the product customer base; trade names and non-compete agreements are being amortized on a straight-line basis over ten years and one year, respectively; the favorable lease asset is being amortized on a straight-line basis over the term of the related lease; and the backlog is expected to be fully amortized by the second quarter of fiscal 2013.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the Acquisition. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business, the acquisition of a talented workforce that expands our expertise in business development and commercializing semiconductor test products as well as other intangible assets that do not qualify for separate recognition.

The results of operations of the MicroProbe business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the Acquisition. Since the closing date of the Acquisition, the contribution of the acquired MicroProbe business to our total revenues and net loss were $19.8 million and $6.4 million, respectively.
Pro forma financial information (unaudited)

The following unaudited supplemental pro forma information presents the combined historical results of operations of FormFactor and MicroProbe for the fiscal years 2012 and 2011, as if the Acquisition had been completed at the beginning of fiscal 2011. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•	An increase in amortization expense of $6.8 million and $17.4 million for the fiscal years 2012 and 2011, respectively, related to the fair value of acquired identifiable intangible assets,

•	The exclusion of transaction-related expenses of $6.0 million for the fiscal year ended 2012,

•
The exclusion of other non-recurring expenses of $8.9 million and $2.7 million for the fiscal years 2012 and 2011, respectively, primarily related to the fair value step-up to acquired inventory, fair value adjustments related to a warrant liability of MicroProbe, provision for income taxes and litigation expenses incurred between the two parties regarding a patent litigation action.

•	Exclusion of the deferred tax asset valuation release in 2012 and reflecting the valuation release in 2011 as if the Acquisition had been completed in 2011.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Revenues	$261,499	$266,862
Net loss before income taxes	(53,702)	(44,665)
Net loss per share - basic	(1.01)	(0.83)
Net loss per share - diluted	(1.01)	(0.83)

Note 4—Balance Sheet Components
Marketable Securities
Marketable securities at December 29, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$43,490	$97	$—	$43,587
Agency securities	49,896	63	(1)	49,958
	$93,386	$160	$(1)	$93,545
Marketable securities at December 31, 2011 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$76,462	$205	$(4)	$76,663
Agency securities	78,921	102	(42)	78,981
Commercial paper	1,998	—	—	1,998
	$157,381	$307	$(46)	$157,642
We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The net unrealized losses on the Company's investments in fiscal 2012 and 2011, respectively, were caused primarily by changes in interest rates.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. All unrealized losses are due to changes in market interest rates, bond yields and/or credit ratings. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature. Accordingly, we believe that the unrealized losses are not other-than-temporary. When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.

As of December 29, 2012, none of our investments had been in a continuous loss position for 12 months or more.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of marketable securities as of December 29, 2012 and December 31, 2011 were as follows (in thousands):

	December 29, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$33,407	$33,500	$52,524	$52,586
Due in one year to five years	59,979	60,045	104,857	105,056
	$93,386	$93,545	$157,381	$157,642

Realized gains on sales or maturities of marketable securities were $1,422, $32,000 and $0.1 million for each of the fiscal years 2012, 2011, and 2010, respectively.
Asset Retirement Obligations
We account for the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. Our asset retirement obligation is associated with our commitment to return property subject to operating leases in Taiwan, South Korea, Singapore and Japan to their original condition upon lease termination. We have estimated that as of December 29, 2012, gross expected future cash flows of $1.3 million would be required to fulfill these obligations.
The carrying amount of the leasehold improvements resulting from asset retirement obligations is being amortized over the term of the related lease. Leasehold improvements amortization expense was zero for fiscal years 2012 and 2011, and was less than $0.1 million for fiscal 2010. During fiscal 2012 we updated our estimate for our asset retirement obligation in conjunction with the renewal of leases in certain locations. As a result, we recorded a benefit of $0.2 million due to the reduction in the estimated future required cash flows related to our obligations at these locations.
In connection with our Q3 2010 Restructuring Plan, we recorded impairment charges of $1.1 million to write down the carrying amount of leasehold improvements associated with asset retirement obligations in our Singapore manufacturing facility. This impairment charge was included within "Restructuring charges, net" in the Consolidated Statements of Operations for fiscal 2010. Subsequently, in fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the floor previously utilized for manufacturing in this facility. As a result, our Consolidated Statements of Operations for fiscal 2011 includes a benefit of $1.1 million recorded to "Restructuring charges, net".
The following is a reconciliation of the aggregate retirement liability associated with our commitment to return property to its original condition upon lease termination included in non-current "Deferred rent and other liabilities" in the Consolidated Balance Sheets (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Asset retirement obligation beginning balance	$1,581	$3,105
Liabilities settled	—	(1,121)
Increase (decrease) based on revised estimates of asset retirement obligations	(212)	(529)
Accretion expense	—	126
Currency translation	(77)	—
Asset retirement obligation ending balance	$1,292	$1,581

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories
Inventories consisted of the following (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Raw materials	$8,702	$5,732
Work-in-progress	8,679	5,938
Finished goods	6,235	6,422
	$23,616	$18,092
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Buildings	$790	$790
Machinery and equipment	142,687	127,309
Computer equipment and software	38,092	36,323
Furniture and fixtures	6,249	6,073
Leasehold improvements	71,418	70,097
	259,236	240,592
Less: Accumulated depreciation, amortization and enterprise-wide impairment	(227,126)	(217,963)
	32,110	22,629
Construction-in-progress	13,405	12,503
	$45,515	$35,132
In fiscal 2012 and fiscal 2011, we wrote off fully depreciated assets with an acquired cost of $0.2 million and $0.6 million, respectively.
As discussed in Note 8 - Fair Value in fiscal 2011, a building previously identified as held for sale, was returned into service at its carrying value of $0.8 million.  This amount represents the lesser of its carrying amount before the building was classified as held for sale, adjusted for any depreciation that would have been recognized had the building been continuously classified as held and used, or the fair value at the date of the subsequent decision not to sell. The building is being depreciated over its estimated remaining useful life of ten years.
As discussed in Note 7 - Impairment of Long-lived Assets in fiscal 2012 and 2011, we recorded aggregated impairment charges of $0.4 million and $0.5 million in our long lived assets, respectively. In fiscal 2010, we recorded aggregated impairment charges of $56.4 million, including $55.3 million and $1.1 million to write down the carrying values of certain property and equipment and intangible assets, respectively.
Depreciation and amortization of property, plant and equipment, excluding the impairments charges discussed above, for the fiscal years 2012, 2011 and 2010 was $10.3 million, $10.8 million and $26.4 million, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Accrued compensation and benefits	$7,918	$6,986
Accrued indirect and other taxes	4,382	2,916
Accrued commissions	515	438
Accrued warranty	734	330
Deferred rent	139	133
Accrued restructuring	616	200
Other accrued expenses	2,966	2,963
	$17,270	$13,966
In November 2009, we sold all rights, title and interest in a customer's bankruptcy claim to a third party in exchange for net proceeds of less than full value of the asserted claim. The proceeds were accounted for as a secured borrowing and included as an accrued liability. On October 8, 2010, we voluntarily dismissed our complaint against this customer. As a result, we released the amounts previously recorded as a secured borrowing and recorded a gain of $3.5 million in "Other income, net" in the Consolidated Statement of Operations in fiscal 2010.
In fiscal 2010, we ceased the utilization of one facility in Livermore and our facility in Singapore that was expected to be utilized for our manufacturing operations. In connection with these decisions, we accrued liabilities totaling $0.7 million composed of the remaining lease obligations that will continue to be incurred under operating lease contracts of the Livermore and Singapore facilities of $0.3 million and $0.4 million, respectively. The charge relating to our Singapore facility of $0.4 million was recorded as additional restructuring charges in connection with our Q3 2010 Restructuring Plan, as discussed in Note 5—Restructuring Charges. Subsequently, in fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the space previously utilized for manufacturing in this facility. As a result, our Consolidated Statement of Operations for fiscal 2011 includes a benefit of $0.4 million recorded to "Restructuring charges, net", reflecting the reduction in the remaining liability as of the date of the newly executed arrangement.
Note 5—Restructuring Charges
We have undertaken several restructuring actions during fiscal 2012, 2011, and 2010, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs. These actions are discussed below:

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

In the second quarter of fiscal 2010, we announced a series of corporate initiatives, including a reduction in workforce, which represented a renewed focus on streamlining and simplifying our operations as well as reducing our quarterly operating costs (the “Q2 2010 Restructuring Plan”). These actions included a reduction in workforce impacting 67 employees spread across all functions of the organization, as well as a reduction in the scope of the previously contemplated manufacturing operations in Korea, resulting in a reduction of workforce of 16 employees related to the assembly and test function. We recorded $4.8 million in charges for the Q2 2010 Restructuring Plan during fiscal 2010, primarily for severance and related benefits. Additionally, in conjunction with the Q2 2010 Restructuring Plan we identified certain equipment and software assets

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

related to our assembly and test operations in Korea that would no longer be utilized. As a result, we recorded impairment charges of $1.0 million in the fiscal 2010, representing the net book value of these assets.

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

We recorded charges of $1.0 million for severance and related benefits and impairment charges of $7.8 million for certain equipment and leasehold improvements, including assets related to asset retirement obligations, in Singapore that would no longer be utilized as a result of the Q3 2010 Restructuring Plan. This impairment was composed primarily of $5.8 million for leasehold improvements, $0.6 million for manufacturing equipment and $0.6 million for software and system assets related to the manufacturing operations that will be taken out of service or abandoned, as well as $0.8 million to adjust the carrying amount of certain equipment determined to be held for sale. In addition, due to the combined effect of the significant change in our business strategy in connection with the Q3 2010 Restructuring Plan, recurring operating losses and the sustained decline in the Company's stock price, we reviewed the recoverability of our long-lived assets in the third quarter of fiscal 2010, as discussed in Note 7-Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

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

Additionally, in the second quarter of fiscal 2011 we executed an amendment to the existing lease arrangement for our facility in Singapore which released us from our obligations related to the space previously utilized for manufacturing in this facility.  We were also granted a rent reduction for the remaining occupied facilities in this building.  We had previously recorded certain asset retirement obligations of $1.1 million (see Note 4 - Balance Sheet Components) and accruals related to our cessation of the use of these facilities in connection with a prior restructuring action of $0.4 million.  As a result, our Consolidated Statement of Operations for fiscal 2011 includes a benefit of $1.5 million recorded to "Restructuring charges, net".

In the third quarter of fiscal 2011, we implemented a restructuring plan (the “Q3 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by four full-time employees primarily in our procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this plan were completed during fiscal 2011. As a result of the Q3 2011 Restructuring Plan, we have realized quarterly savings, excluding stock-based compensation expenses, of approximately $0.2 million in subsequent quarters.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of fiscal 2011, we implemented a restructuring plan (the “Q4 2011 Restructuring Plan”) which resulted in the reduction of our global workforce by eight full-time employees primarily in our finance and procurement and logistics organizations. We recorded $0.3 million in charges for severance and related benefits related to this plan. The activities comprising this reduction were completed in fiscal 2012. As a result of the Q4 2011 Restructuring Plan, we have realized quarterly savings, excluding stock-based compensation expenses, of approximately $0.3 million in subsequent quarters.

2012 Restructuring Activities

In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits related to restructuring activities. This resulted in the reduction of our global workforce by 1 employee across the organization. The activities comprising this restructuring activity were completed in fiscal 2012.

In the third fiscal quarter of 2012, we implemented a restructuring plan (the "Q3 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 44 employees across the organization. In conjunction with this action, we also initiated a plan to cease our assembly and test manufacturing operations in Japan. We recorded $1.8 million in severance and related benefits, $0.2 million in charges for contract termination, and other costs related to restructuring activities during the quarter related to this plan, and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized. The activities comprising this reduction in workforce were completed by the end of fiscal 2012. As a result of the Q3 2012 Restructuring Plan, we have realized quarterly savings, excluding stock-based compensation, of approximately $2.6 million in subsequent quarters.

In the fourth fiscal quarter of 2012, we implemented a restructuring plan (the "Q4 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 4 employees across the organization. We recorded $0.4 million in severance and related benefits related to restructuring activities. The activities comprising this reduction in workforce are expected to be substantially completed by the end of the first quarter of fiscal 2013. As a result of the Q4 2012 Restructuring Plan, we have realized quarterly savings, excluding stock-based compensation, of approximately $0.1 million in subsequent quarters.

The following table summarizes the activities related to the restructuring actions of fiscal 2010 to 2012 (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 26, 2009	$973	$—	$76	$1,049
Restructuring charges	10,057	8,787	411	19,255
Reversal of charges for Q1 2010 Restructuring Plan	(3,282)	—	—	(3,282)
Adjustments to restructuring charges	—	—	(76)	(76)
Cash payments	(6,184)	—	—	(6,184)
Non-cash settlements	(182)	(8,787)	40	(8,929)
Accrual at December 25, 2010	1,382	—	451	1,833
Restructuring charges	2,300	—	—	2,300
Adjustments to restructuring charges	—	—	(374)	(374)
Cash payments	(3,039)	—	(77)	(3,116)
Non-cash settlements	(443)	—	—	(443)
Accrual at December 31, 2011	200	—	—	200
Restructuring charges	2,261	462	194	2,917
Adjustments to restructuring charges	—	—	31	31
Cash payments	(1,913)	—	(157)	(2,070)
Non-cash settlements		(462)		(462)
Accrual at December 29, 2012	$548	$—	$68	$616

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be completed by the end of the first quarter of fiscal 2013.
Note 6—Derivative Financial Instruments
We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments, which are generally settled in the same quarter, are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our Consolidated Balance Sheet with changes in fair value recorded within "Other income, net" in our Consolidated Statement of Operations for both realized and unrealized gains and losses.
As of December 29, 2012, there were three outstanding foreign exchange forward contracts to buy Japanese Yen, Korean Won and Taiwan Dollars. The following tables provide information about our foreign currency forward contracts outstanding as of December 29, 2012 and December 31, 2011 (in thousands):

December 29, 2012	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Buy	(63,741)	$(741)
Taiwan Dollar	Buy	(30,461)	(1,061)
Korean Won	Buy	(721,426)	(677)
Total USD notional amount of outstanding foreign exchange contracts			$(2,479)

December 31, 2011	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Sell	440,354	$5,661
Taiwan Dollar	Buy	(69,959)	(2,315)
Korean Won	Buy	(703,506)	(609)
Total USD notional amount of outstanding foreign exchange contracts			$2,737
The contracts outstanding at December 29, 2012 were entered into on December 29, 2012 and matured on January 25, 2013 for the Taiwan Dollar, Korean Won and for the Japanese Yen. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was zero change in the value of these contracts as of December 29, 2012. Additionally, zero gains or losses relating to the outstanding derivative contracts as of December 29, 2012 and December 31, 2011 were recorded during the respective fiscal periods.
The location and amount of losses related to non-designated derivative instruments that matured in fiscal 2012 and 2011 in the Consolidated Statements of Operations are as follows (in thousands):

		Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	December 29, 2012	December 31, 2011
Foreign exchange forward contracts	Other income, net	$(290)	$(579)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Impairment of Long-lived Assets
The following table summarizes the components of the impairments that we recorded in fiscal 2012, 2011 and 2010 (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Impairment of long-lived assets:
Assets held for sale	$168	$—	$342
Assets to be disposed of other than by sale	253	549	2,956
Intangible assets	—	—	1,082
Enterprise-wide impairment	—	—	52,021
Total	$421	$549	$56,401
Assets held for sale
In fiscal 2012, we recorded a $0.2 million charge related to certain assets which were previously held for sale that were determined to be no longer saleable and used for internal purposes.
In fiscal 2011, we did not record impairment charges related to our assets held for sale.
In fiscal 2010, we recorded aggregated impairment charges of $0.3 million in conjunction with the write down of a building held for sale to its estimated fair value and certain furniture and fixtures at our Livermore facility that were determined to be held for sale.
These impairments were included within "Impairment of long-lived assets" in the Consolidated Statement of Operations for their respective periods.
Assets to be disposed of other than by sale
In fiscal 2012, we recorded $0.2 million related to the termination of on-going construction-in-progress projects.
During fiscal 2011, we recorded impairment charges totaling $0.5 million related to certain assets to be disposed of other than by sale, all of which related to the termination of certain on-going projects that had been recorded in construction-in-progress, including aspects of certain software development for internal use.
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
Intangible assets
We did not record impairment charges related to our intangible assets during fiscal 2012 and 2011.
During fiscal 2010, our renewed focus on simplifying and refocusing our operations on our core competencies resulted in our decision to reduce efforts to license and market software underlying certain intangible assets that were acquired in conjunction with our acquisition of certain assets from Electroglas, Inc. in 2010 through a bankruptcy proceeding. As a result, we performed an impairment analysis of these purchased intangible assets during the third quarter of fiscal 2010 and recorded an impairment charge of $1.1 million for the carrying amount of the impaired assets. The impairment charge was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations in fiscal 2010.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For each asset, we then compared the estimated fair value to the individual asset's carrying amount to determine the amount of the impairment charge. Based on this analysis, we recorded an impairment charge of $52.0 million in the third quarter of fiscal 2010. This charge, which was included in "Impairment of long-lived assets" in the Consolidated Statements of Operations, was comprised of $27.7 million for leasehold improvements, $11.2 million for manufacturing equipment, $8.5 million for computer equipment and software, $4.4 million for construction-in-progress and $0.2 million for purchased intangible assets.
Note 8—Fair Value
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first two of which are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Inputs, other than the quoted prices in active markets, such as quoted prices for similar assets or liabilities, quoted prices near the reporting date in markets that are less active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We utilize the market approach to measure the fair value of our fixed income securities. The market approach is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value of our fixed income securities is obtained using readily-available market prices from a variety of industry standard data providers, large financial institutions, and other third-party sources for the identical underlying securities.

We obtain the fair value of our Level 1 investments in certain money market funds, which are expected to maintain a Net Asset Value of $1 per share, at the expected market price.

We obtain the fair value of our Level 2 financial instruments from several third party asset managers, custodian banks, and the accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly.
Assets Measured at Fair Value on a Recurring Basis
We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. government securities, agency securities, commercial papers and foreign currency derivatives. The following tables represent the fair value hierarchy for our financial assets (cash equivalents and marketable securities):
Fair value measured on a recurring basis as of December 29, 2012 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$54,732	$—	$54,732
Marketable securities
U. S. treasury	—	43,587	43,587
Agency securities	—	49,958	49,958
	$54,732	$93,545	$148,277
Fair value measured on a recurring basis as of December 31, 2011 (in thousands):

	Level 1	Level 2	Total
	(In thousands)
Cash equivalents
Money market funds	$106,147	$—	$106,147
Commercial paper	—	8,999	8,999
Marketable securities
U. S. treasury	—	76,663	76,663
Agency securities	—	78,981	78,981
Commercial paper	—	1,998	1,998
	$106,147	$166,641	$272,788
The Level 1 assets consist of our money market fund deposits. The Level 2 assets consist of our available-for-sale investment portfolio, which are valued utilizing a market approach. Our investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgments. Broker's pricing is used mainly when a

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during fiscal 2012 and 2011.
Assets Measured at Fair Value on a Nonrecurring Basis
The following table represents the fair value hierarchy for our long-lived assets measured at fair value on a nonrecurring basis at their respective measurement dates (in thousands) at December 29, 2012:

	Level 3	Total Losses Fiscal 2012
Long-lived assets held for sale at December 31, 2011	$389	$—
Equipment impairment	(168)	(168)
Equipment returned to held and used	(155)	—
Equipment sold	(66)	—
Long-lived assets held for sale at December 29, 2012	$—	$(168)
During fiscal 2012, equipment with a carrying value of $0.2 million was determined to be unusable and was written-off, $0.2 million of equipment was returned to held and used, and less than $0.1 million of equipment was sold.
At the end of fiscal 2010, we reflected a building in Livermore, California as held for sale, which was classified as a Level 2 asset because the estimated fair value of the building was determined using inputs developed from market data sources independent of us, that reflected the assumptions market participants would use in pricing the building.  During fiscal 2011, this building was returned into service at its carrying value of $0.8 million, resulting in a reclassification of the balance from 'Prepaid expenses and other current assets' to 'Property, plant and equipment, net' in the Consolidated Balance Sheet.  See Note 4 - Balance Sheets Components for more information.
Other than the building previously held for sale that was returned to service during 2011, we did not have any assets measured at fair value on a nonrecurring basis that were transferred to or from Level 2 or 3 during fiscal 2012 or 2011.
Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.
Note 9—Intangible Assets and Goodwill
The changes in the carrying amount of goodwill, which is not deductible for tax purposes for fiscal 2012 and 2011 were as follows (in thousands):

Goodwill	Amount
Balance as of December 31, 2011	$—
Acquisition of MicroProbe	30,994
Balance as of December 29, 2012	$30,994

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in intangible assets for fiscal 2012 and the net book value of intangible assets at December 29, 2012 and December 31, 2011 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weight Average Useful Life
Other Intangible Assets	December 31, 2011	Additions	December 29, 2012	December 31, 2011	Expense	December 29, 2012	December 31, 2011	December 29, 2012	December 29, 2012
Existing developed technologies	$5,948	$31,100	$37,048	$2,706	$3,349	$6,055	$3,242	$30,993	2.2
Trade name	—	4,500	4,500	—	94	94	—	4,406	10.0
Customer relationships	—	17,000	17,000	—	445	445	—	16,555	8.0
Non-compete agreement	—	100	100	—	21	21	—	79	1.0
Backlog	—	3,500	3,500	—	2,594	2,594	—	906	0.3
Favorable lease asset	—	300	300	—	63	63	—	237	1.0
Total finite-lived intangible assets	5,948	56,500	62,448	2,706	6,566	9,272	3,242	53,176
In-process research and development	—	21,100	21,100	—	—	—	—	21,100
Total intangible assets	$5,948	$77,600	$83,548	$2,706	$6,566	$9,272	$3,242	$74,276

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weight Average Useful Life
Other Intangible Assets	December 25, 2010	Additions	December 31, 2011	December 25, 2010	Expense	December 31, 2011	December 25, 2010	December 31, 2011	December 31, 2011
Existing developed technologies	$5,948	$—	$5,948	$1,527	$1,179	$2,706	$4,421	$3,242	2.7
Total intangible assets	$5,948	$—	$5,948	$1,527	$1,179	$2,706	$4,421	$3,242
The in-process research and development (“IPR&D”) intangible assets are classified as indefinite lived assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The IPR&D assets will be subject to amortization upon completion of their respective research projects and commercialization begins.  The fair value assigned to IPR&D assets was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be written-off.
We recorded $6.6 million, $1.2 million, and $1.7 million, in amortization expense related to our intangible assets in fiscal 2012, 2011, and 2010, respectively. Of the total amortization expense for fiscal 2012, 2011, and 2010, $6.0 million, $1.2 million, and $1.3 million were charged to cost of revenues, respectively, and $0.6 million, zero, and $0.4 million were charged to selling, general and administrative expense, respectively. Based on the carrying value of the finite-lived intangible assets recorded as of December 29, 2012, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013	$15,385
2014	14,187
2015	7,332
2016	5,878
2017	2,562
thereafter	7,832
Total	$53,176

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies
Leases
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
Rent expense for the fiscal years 2012, 2011, and 2010, was $4.7 million, $4.8 million and $5.4 million, respectively.
We lease certain equipment under capital leases. The cost and accumulated depreciation for assets under capital leases, which were included in property, plant and equipment in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Cost	$2,367	$—
Accumulated depreciation	255	—
Net book value	$2,112	$—

The depreciation expense of these leased assets was $0.2 million in fiscal 2012 and zero for both fiscal 2011 and 2010, respectively.
Future minimum payments under capital leases and non-cancelable operating leases are as follows as of December 29, 2012 (in thousands):

	Capital Leases	Operating Leases
Fiscal years:
2013	$593	$3,658
2014-15	321	5,700
2016-17	29	5,016
Thereafter	—	10,034
Total minimum lease payments	943	$24,408
Less: amount representing interest and executory costs	(30)
Present value of capital lease amounts	913
Less: current portion	(573)
Non-current portion	$340

The current and non-current portions of the capital lease obligations are included in the accompanying Consolidated Balance Sheets.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Contractual Obligations
The following table sets forth our commitments to settle other contractual obligations in cash as of December 29, 2012:

	Payments Due In Fiscal Years
	2013	2014-2015	2016-2017	After 2017	Total
	(In thousands)
Purchase obligations	$12,402	$4,950	$50	$—	$17,402
Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 29, 2012. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled $17.2 million as of December 29, 2012 and are classified in deferred taxes and other long-term tax liabilities on our consolidated balance sheet. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 29, 2012, the changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.
Indemnification Arrangements
We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 29, 2012.
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
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. In fiscal 2011, we received inquiries from a foreign jurisdiction tax authority regarding certain indirect tax matters. We cooperated with these inquiries, which related to our prior shipping process for new product qualifications and for products for certain of our repair center activities. During fiscal 2011, we accrued $1.0 million for potential exposures related to these tax and customs matters. During the third quarter of 2012, we received what we believe are final communications on these tax and customs matters indicating we owed $0.3 million of unpaid indirect taxes and

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

penalties. In the fourth quarter of fiscal 2012, we adjusted our accrual to reflect this final conclusion.
Patent Litigation
In July 2010, we filed a lawsuit in the United States District Court for the Northern District of California, case no. 4:10-cv-03095-PJH (the "Action"), against MicroProbe Inc. and a MicroProbe officer who was a former FormFactor employee. In the Action, we asserted patent infringement and unfair competition claims against MicroProbe, and trade secret misappropriation and breach of confidence claims against MicroProbe and the former FormFactor employee. On October 16, 2012, and in connection with an Agreement and Plan of Merger dated August 31, 2012, under which we acquired 100% of the outstanding shares of Astria Semiconductor Holdings, Inc. and its subsidiaries, see Note 3 Acquisitions for further information, FormFactor, Astria Semiconductor Holdings, MicroProbe, and a former FormFactor employee entered into a Confidential Settlement Agreement and these parties along with certain other entities entered into a Confidential Release Agreement, both to resolve the Action in favor of FormFactor for $3.3 million.

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
No provision has been made for patent-related litigation because we believe that it is not probable that a liability had been incurred as of December 29, 2012. We will incur material attorneys' fees in prosecuting and defending the various identified actions.

Note 11—Stockholders' Equity
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
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 29, 2012.
Common Stock Repurchase Program
On October 20, 2010, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock. Under the authorized stock repurchase program, we were authorized to repurchase shares from time to time on the open market; the pace of repurchase activity depended on levels of cash generation, current stock price, and other factors. The stock repurchase program was announced on October 26, 2010 and had a scheduled expiration of October 19, 2011. The program could have been modified or discontinued at any time.

On October 12, 2011, our Board of Directors authorized the extension of this repurchase program through October 19, 2012. Under the program, we were authorized to repurchase up to a total of $40.5 million of outstanding common stock during the program period. The terms and conditions of the extended repurchase program remained the same as those in the original program approved in fiscal 2010. All of our repurchases were made under the authorized repurchase program.

During fiscal year 2010, we repurchased and retired 70,000 shares of common stock at a cost of $0.6 million. During fiscal 2011, we repurchased and retired 2,332,740 shares of common stock for $16.4 million. We did not repurchase any shares

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of common stock under the program during fiscal 2012.
Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
The repurchase program ended effective October 19, 2012 and was not extended.
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

At our Annual Meeting of Stockholders on April 18, 2012 (the "2012 Annual Meeting"), our stockholders approved an amended and restated Equity Incentive Plan (the "2012 Plan"), reserving 7.4 million shares for future grants, less any shares granted between February 28, 2012 and April 18, 2012. In addition, shares underlying any outstanding stock award or stock option grant previously awarded under the Prior Plans and the 2002 Plan canceled or forfeited prior to vesting or exercise become available for use under the 2012 Plan. The 2002 Plan was terminated on April 18, 2012, except for outstanding awards. Upon the effectiveness of the 2012 Plan, we ceased granting any equity awards under the 2002 Plan. Subsequent awards have been and will be granted under the 2012 Plan.

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
At December 29, 2012, there were 6.5 million shares available for grant under the 2012 Plan.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Stock option activity under our equity plans is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 26, 2009	5,859,820	$26.17
Options granted (1)	3,425,309	10.15
Options exercised	(115,597)	5.99
Options canceled (2)	(3,851,145)	28.60
Outstanding at December 25, 2010	5,318,387	14.53
Options granted	459,750	9.72
Options exercised	(141,280)	6.47
Options canceled	(1,017,835)	19.92
Outstanding at December 31, 2011	4,619,022	13.11
Options granted	70,000	5.34
Options exercised	—	—
Options canceled	(480,175)	11.94
Outstanding at December 29, 2012	4,208,847	$13.11	3.69	$—
Vested and expected to vest at December 29, 2012	4,133,743	$13.18	3.66	$—
Exercisable at December 29, 2012	3,040,747	$14.55	3.3	$—

(1)	Options granted in fiscal 2010 included 679,864 shares of re-granted stock options with an exercise price of $8.61 per share as a result of our stock option exchange program effective October 1, 2010.

(2)	Options canceled in fiscal 2010 included 2,779,782 shares with a weighted average exercise price of $29.58 per share as a result of our stock option exchange program effective October 1, 2010.
The intrinsic value of option exercises during fiscal 2011 and 2010 was $0.2 million and $0.5 million, respectively. Cash received from stock option exercises in fiscal 2011 and 2010 was $0.9 million and $0.7 million respectively. We did not realize any gross tax benefits in connection with these exercises.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
Restricted stock units are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to us. Restricted stock unit activity under our equity plans is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 26, 2009	1,491,678	$18.51
Granted	776,318	14.57
Vested	(464,050)	18.95
Canceled	(431,034)	17.99
Restricted stock units at December 25, 2010	1,372,912	16.29
Granted	687,645	9.94
Vested	(510,330)	16.70
Canceled	(242,924)	15.82
Restricted stock units at December 31, 2011	1,307,303	12.88
Granted	1,630,210	5.50
Vested	(484,540)	13.99
Canceled	(224,027)	8.78
Restricted stock units at December 29, 2012	2,228,946	$7.66

On May 4, 2012, we granted 405,000 restricted stock units to certain of our senior executives that will vest upon achievement of specified performance criteria based on the Company's 2013 operating cash flow levels. The restricted stock units will be earned only if performance targets established by the Compensation Committee are met. Compensation cost associated with these awards are recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.
On November 6, 2012, we granted 120,000 restricted stock units to certain of our senior executives of MicroProbe that will vest upon achievement of specified performance criteria based on the Company's 2013 and 2014 revenue and gross profits levels. The restricted stock units will be earned only if the performance targets established by the Compensation Committee are met. Compensation cost associated with these awards are recognized on an accelerated attribution model and ultimately based on whether or not satisfaction of the performance criteria is probable.

During fiscal 2012, we recorded $0.4 million, of stock-based compensation expense related to these awards based on the assessed probability of attainment of the performance criteria.
The total fair value of restricted stock units vested during fiscal 2012, 2011 and 2010 was $2.9 million, $4.6 million and $6.0 million, respectively.
Employee Stock Purchase Plan
At our 2012 Annual Meeting, our stockholders also approved an amended and restated Employee Stock Purchase Plan (the "2012 ESPP"). The 2012 ESPP does not significantly change the provisions of the 2002 Employee Stock Purchase Plan (the "2002 ESPP"), however, it does remove the annual increase to shares available for issuance and fixes the number of shares reserved for issuance under the 2012 ESPP at 4.0 million shares. The offering periods under the 2012 ESPP are a 12 month fixed offering period commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.
During fiscal 2012, 2011, and 2010, employees purchased 533,077 shares, 386,818 shares and 365,871 shares under this program at a weighted average exercise price of $4.42, $7.27 and $10.35, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation
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
The table below shows the stock-based compensation expense included in the Consolidated Statement of Operations (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Stock-based compensation expense included in:
Cost of revenues(1)	$2,588	$3,473	$3,733
Research and development	4,262	4,293	5,610
Selling, general and administrative(2)	6,199	6,083	8,270
Restructuring charges, net	—	—	190
Total stock-based compensation	13,049	13,849	17,803
Tax effect on stock-based compensation	—	—	—
Total stock-based compensation, net of tax	$13,049	$13,849	$17,803

(1)
Fiscal 2011 includes $0.3 million of net stock-based compensation expense resulting from the modification and acceleration of certain stock options and restricted stock units to a former executive in conjunction with a separation agreement and mutual release.

(2)
Fiscal 2010 includes $0.5 million of stock-based compensation expense and an offsetting benefit of $0.7 million related to the reversal of previously recognized expense for unvested stock options resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to our former executive members in conjunction with their departure from the Company (See Note 16—Departure of Executive Officers ). Additionally, fiscal 2010 includes $0.1 million of net stock-based compensation expense resulting from the modification and acceleration of the vesting of certain stock options and restricted stock units awarded to former members of the Board of Directors in conjunction with their departure from the Company.

Stock Options
The exercise price of each stock option equals the market price of our stock on the date of grant. Most options are scheduled to vest over three to four years and expire five to ten years from the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. In addition, we estimate forfeitures when recognizing compensation expense, and adjust our estimates of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized as a change in estimate in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options granted in fiscal 2012, 2011 and 2010. The re-granted options from our stock exchange program are excluded from this table.

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Stock Options:
Dividend yield	—%	—%	—%
Expected volatility	48.44%	50.30%	50.89%
Risk-free interest rate	0.67%	1.67%	1.23%
Expected life (in years)	4.75	4.26	4.42
Our computation of expected volatility was based on a combination of historical and market-based implied volatility from traded options on our common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. We determine the expected term by considering several factors, including historical option exercise behavior, post vesting turnover rates, contractual terms and vesting periods of the options granted. In fiscal 2010, we granted 2.0 million stock options to employees with vesting periods that range from two to three years and contractual terms that range from five to seven years. Because we did not have sufficient historical data for stock options with similar vesting or contractual terms, the simplified method was applied for deriving the expected term for these stock options. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the expiration date is used for the expected term under this method.
During fiscal 2012, we granted 70,000 stock options under our approved plans with a weighted average grant-date fair value of $2.17 per share. During fiscal 2011, we granted 459,750 stock options under our approved plans with a weighted average grant-date fair value of $4.06 per share. Excluding the 679,864 stock options that were re-granted on October 1, 2010, we granted 2,745,445 stock options in fiscal 2010 with the weighted average grant-date fair value of $4.46 per share.
As of December 29, 2012, the unamortized stock-based compensation balance related to stock options was $3.8 million after estimated forfeitures, which will be recognized over an estimated period of 1.3 years based on the weighted average days to vest.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan
During the fiscal 2012, we issued 533,077 shares under our approved employee stock purchase plans. As of December 29, 2012, we had $0.1 million of total unrecognized stock-based compensation expense, which will be recognized over the weighted average period of approximately one month. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in estimating the fair value of employees' purchase rights under the approved employee stock purchase plans:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	46.44%	53.47%	41.25%
Risk-free interest rate	0.11%	0.23%	0.24%
Expected life (in years)	0.8	0.8	0.7
Restricted Stock Units
The fair value of restricted stock units is determined using the market closing price of our common stock on the grant date, and compensation cost is recognized over the vesting period on a straight line basis. The restricted stock units generally vest over four years.
During fiscal 2012, 2011 and 2010, we granted 1,630,210 shares, 687,645 shares and 776,318 shares of restricted stock units under our 2002 and 2012 Plans with the weighted average grant-date fair values of $5.50, $9.94 and $14.57 per share, respectively. As of December 29, 2012, the unamortized stock-based compensation balance related to restricted stock units was $7.8 million after estimated forfeitures, which will be recognized over an estimated period of 1.7 years based on the weighted average days to vest.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes
The components of loss before income taxes were as follows (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
United States	$(64,252)	$(71,172)	$(178,849)
Foreign	2,286	3,290	(11,357)
	$(61,966)	$(67,882)	$(190,206)
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Current provision (benefit):
Federal	$(1,929)	$(157)	$(2,436)
State	60	1	(107)
Foreign	(81)	(546)	2,728
	(1,950)	(702)	185
Deferred provision (benefit):
Federal	(25,520)	(37)	(85)
State	—	—	—
Foreign	1,050	(1,162)	(2,020)
	(24,470)	(1,199)	(2,105)
Total benefit from income taxes	$(26,420)	$(1,901)	$(1,920)
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 35% and the benefit from income taxes for fiscal 2012, 2011 and 2010 (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
U.S. statutory Federal tax rate	$(21,687)	$(23,759)	$(66,571)
State taxes and credits, net of Federal benefit	(1,991)	(1,890)	(5,776)
Amortization of stock-based compensation, net of tax benefit	376	287	606
Research and development credits	(674)	(2,499)	(2,622)
Foreign taxes at rates different than the U.S.	598	(294)	2,765
Other permanent differences	(1,164)	126	1,829
Change in valuation allowance	(1,818)	25,622	68,634
Other	(60)	506	(785)
Total	$(26,420)	$(1,901)	$(1,920)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011
Tax credits	$25,223	$25,168
Inventory reserve	18,871	20,028
Other reserves and accruals	6,403	4,241
Non-statutory stock options	20,418	19,708
Depreciation and amortization	7,570	10,682
Net operating loss carryforwards	117,049	96,219
Gross deferred tax assets	195,534	176,046
Valuation allowance	(163,265)	(168,875)
Total deferred tax assets	32,269	7,171
Acquired intangibles & fixed assets	(27,879)	—
Unrealized investment gains	(42)	(102)
Total deferred tax liabilities	(27,921)	(102)
Net deferred tax assets	$4,348	$7,069
We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis in accordance with GAAP to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. During fiscal 2012 and 2011, we maintained a valuation allowance against our U.S. deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.
Included in the $26.4 million income tax benefit for the year ended December 29, 2012 is a $25.5 million tax benefit from the release of valuation allowance of our deferred tax assets ("DTAs").  In connection with our acquisition of MicroProbe during the year ended December 29, 2012, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by $25.5 million. These DTLs exceeded the acquired DTAs by $25.5 million and created additional sources of income to realize a tax benefit for our DTAs. As such, authoritative guidance requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of $25.5 million.
During fiscal 2011, we determined that it is more likely than not that the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included finalization of our current restructuring activity for the related foreign jurisdiction. It also included conclusion that such location would continue to be in operation for the foreseeable future and future taxable income sufficient to realize such deferred tax assets prior to the expiration of existing net operating loss carryforwards due to a change in the entity's structure to a cost-plus arrangement. Our conclusion that it is more likely than not that such deferred tax assets will be realized is strongly influenced by the expectation that such location will continue to be in operation for the foreseeable future. We believe such conclusion is reasonable in light of our current operational structure and forecasted operations, both for the foreign jurisdiction and our consolidated operations; however, such conclusion is inherently uncertain. Therefore, if we have material unforeseen losses or are required to restructure our non-U.S. operations to further align our operating expense structure with our expected revenues, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowance against deferred tax assets consisted of the following activity for the fiscal years 2012, 2011 and 2010 (in thousands):

Description	Balance at Beginning of Year	Additions	Reduction	Balance at End of Year
Allowance against deferred tax assets
Year ended December 25, 2010	$59,097	$68,634	$—	$127,731
Year ended December 31, 2011	127,731	44,520	(3,376)	168,875
Year ended December 29, 2012	168,875	19,910	(25,520)	163,265

At December 29, 2012, we had Federal research and development tax credit, net operating loss, and foreign tax credit carryforwards of $18.5 million, $284.2 million and $1.6 million, which will expire at various dates from 2016 through 2032. We had alternative minimum tax credits of $2.2 million which do not expire. We had California research credit and net operating loss carryforwards of $22.7 million and $266.7 million, respectively. The California research credit can be carried forward indefinitely while California net operating loss carryforwards will expire at various dates from 2030 through 2032. We had Singapore net operating loss carryforwards of $12.2 million which can be carried forward indefinitely.
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for $6.5 million of undistributed earnings of its foreign subsidiaries. We intend to reinvest these earnings indefinitely in our foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, of approximately $42,000. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
During fiscal 2012, 2011 and 2010, there were no tax benefits associated with the exercise of employee stock options and other employee stock programs.
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Unrecognized tax benefit beginning balance	$17,752	$17,500	$17,925
Additions based on tax positions related to the current year	2,237	751	1,610
Reductions for tax positions of prior years	9	(270)	—
Reductions to unrecognized tax benefits due to lapse of the applicable statute of limitations	(2,817)	(148)	(35)
Settlements	—	(81)	(2,000)
Unrecognized tax benefit ending balance	$17,181	$17,752	$17,500
At December 29, 2012, we had gross tax-effected unrecognized tax benefits of $17.2 million of which $2.7 million if recognized, would impact the effective tax rate.
We recognize interest charges and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest charges and penalties of $0.3 million and $12,000 in fiscal 2012 and fiscal 2011, respectively, and an interest benefit of $0.3 million for fiscal 2010. As of December 29, 2012 and December 31, 2011, we have accrued total interest charges and penalties of $0.4 million and $0.7 million, respectively, related to uncertain tax positions.
The amount of income taxes we pay is subject to ongoing audits by Federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 29, 2012 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We and our subsidiaries file income tax returns in the U.S. Federal jurisdiction, various states and non U.S jurisdictions. The material jurisdictions in which we are subject to potential examination by tax authorities for the tax years after 2003 include, among others, the U.S. (Federal and California), Singapore, and Japan.

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which includes retroactive extension of the research credit from January 1, 2012 through December 31, 2013. This enacted tax law will result in an increase in the Company’s gross deferred tax asset by approximately $0.4 million, offset by a valuation allowance, during the first quarter of 2013.

Note 14—Employee Benefit Plans
We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match up to 50% of an eligible employee's contributions to a maximum of the first 3% of the eligible employee's contributions through a fiscal year. As part of the acquisition, MicroProbe matches up to 25% of an eligible employee's contributions to a maximum of the first 6% of the eligible employee's contributions through a fiscal year. We also provide a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions.
We suspended our match under the 401(k) plan in the second quarter of fiscal 2009 as part of our cost reduction efforts. During the third quarter of fiscal 2010, we reinstated the employer match feature due to the progress that we had made in streamlining and simplifying our operations and reducing operating costs as we continue to focus on returning the Company to profitability. The total charge to operations under the 401(k) and the profit sharing retirement plans for fiscal 2012, 2011 and 2010 aggregated $0.8 million, $0.6 million and $0.2 million, respectively.
Note 15—Operating Segment and Geographic Information
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
The following table summarizes revenue by country as a percentage of total revenues based upon ship-to location:

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
South Korea	32.8%	23.1%	13.8%
Taiwan	20.7	31.8	38.5
North America	15.4	15.3	20.3
Japan	11.9	17.4	15.1
Asia-Pacific (1)	12.7	8.2	8.0
Europe / Israel	6.5	4.2	4.3
Total	100.0%	100.0%	100.0%

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea and Japan, which are disclosed separately.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes revenue by product group (in thousands):

	Fiscal Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
DRAM	$102,499	$115,678	$131,207
SoC	46,586	29,050	27,290
Flash	29,450	24,597	30,068
Total revenues	$178,535	$169,325	$188,565
Long-lived assets, comprising net property, plant and equipment, are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 29, 2012	December 31, 2011
North America	$41,592	$31,291
South Korea	1,691	834
Asia-Pacific (1)	1,246	499
Japan	691	1,967
Singapore	258	485
Europe	37	56
Total	$45,515	$35,132

(1)	Asia-Pacific includes all countries in the region except South Korea, Singapore, and Japan, which are disclosed separately.
The following customers represented greater than 10% of our revenues in fiscal 2012, fiscal 2011 and fiscal 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
SK hynix Semiconductor(1)	29.4%	16.3%	12.8%
Elpida(2)	*	*	20.0
Samsung(3)	12.4	11.2	12.0
Micron Technology(4)	*	10.2	*
Total	41.8%	37.7%	44.8%

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.

(2)	Includes Elpida Memory, Inc. and its consolidated subsidiary Rexchip Electronics Corporation

(3)	Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(4)
Includes Micron Technology, Inc. and its consolidated subsidiaries, including Micron Semiconductor Asia Pte. Ltd., Micron Semiconductor Italia S.r.L., Micron Semiconductor Israel Ltd. and Micron Japan Ltd.

*	Less than 10% of revenues.

The percentages above reflect customer constellations as of December 29, 2012. Prior period constellations have been updated to reflect the current customer compositions.
Note 16—Departure of Executive Officers
In the second quarter of fiscal 2010, we entered into Separation Agreements with Mario Ruscev and Jean Bernard Vernet in connection with their resignations on May 19, 2010 as Chief Executive Officer and Chief Financial Officer, respectively. As a result, we recorded a net charge of $0.7 million within "Selling, general and administrative" expenses in the Consolidated Statement of Operations for fiscal 2010, comprised of $0.8 million of severance expenses net of $0.1 million benefits from stock-based compensation. They have each signed a general release and waiver of claims in favor of the Company, and continue to be bound by the Company's employment, confidential information and invention assignment agreement.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Additionally, in December 2010, we entered into a Separation Agreement and General Release with a former Senior Vice President. As a result, we recorded a net charge of $0.2 million within "Selling, general and administrative" expenses in the Consolidated Statements of Operations for fiscal 2010, which comprised $0.3 million of severance expenses net of $0.1 million benefit from stock-based compensation.
In October 2011, we entered into a Separation Agreement and General Release with a former Senior Vice President. As a result, we recorded charges of $0.8 million within “Cost of revenues” in the Consolidated Statements of Operations for fiscal 2011, such charge being composed of $0.5 million of payroll and related expenses and $0.3 million of stock-based compensation expense related to the modification of certain stock-based compensation awards.

Note 17—Related Party Transactions
We engaged the law firm of Orrick, Herrington & Sutcliffe LLP ("Orrick") in fiscal 2007, and continuing through our fiscal 2012, to provide us with certain legal services, including matters related to compensation and benefits, and to represent us and certain of our then directors and officers in the securities class action litigation and the stockholder derivative litigation. A partner at Orrick, who is not involved in the above matters, is the brother-in-law of Stuart L. Merkadeau, our Senior Vice President, General Counsel and Secretary. Mr. Merkadeau does not have a financial or other interest in Orrick's engagement and Mr. Merkadeau's brother-in-law does not provide any legal services to us. Prior to engaging Orrick, our management discussed the potential engagement with our Governance Committee of the Board of Directors under the Statement of Policy regarding Related Person Transactions. The Governance Committee reviewed and approved the Orrick engagement, and continues to monitor the engagement, which in fiscal 2012 also included certain compensation and benefits matters, as well as certain labor and employment matters, as necessary. We paid Orrick $0.2 million and $0.2 million in fiscal 2012 and in fiscal 2011, respectively, for legal services rendered. As of the date of this Annual Report on Form 10-K, Orrick continues to provide legal services in the above matters.
Note 18—Selected Quarterly Financial Data (Unaudited)
The following selected quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." This information has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with our consolidated financial statements and the related notes appearing in the section entitled "Consolidated Financial Statements." The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Quarters Ended
	Dec. 29, 2012 (3)	Sep. 29, 2012	June. 30, 2012 (2)	March 31, 2012	Dec. 31, 2011	Sep. 24, 2011	June 25, 2011 (1)	March 26, 2011
	(in thousands, except per share data)
Revenues	$47,654	$41,262	$54,813	$34,806	$30,224	$52,115	$46,558	$40,428
Cost of revenues	50,798	33,110	38,646	30,650	35,199	40,141	36,668	36,359
Gross profit (loss)	(3,144)	8,152	16,167	4,156	(4,975)	11,974	9,890	4,069
Operating Expenses:
Research and development	9,775	8,573	10,935	10,847	10,683	10,423	10,878	11,560
Selling, general and administrative	14,958	11,594	11,531	11,148	11,964	11,200	11,154	12,387
Restructuring charges, net	333	2,481	136	(33)	325	258	(1,099)	1,038
Impairment of long lived assets	49	143	61	168	98	100	—	351
Gain on settlement of litigation	(3,250)	—	—	—	—	—	—	—
Total operating expenses	21,865	22,791	22,663	22,130	23,070	21,981	20,933	25,336
Operating loss	(25,009)	(14,639)	(6,496)	(17,974)	(28,045)	(10,007)	(11,043)	(21,267)
Interest income, net	134	163	182	212	276	335	369	424
Other income (expense), net	334	171	546	410	941	(75)	584	(374)
Loss before income taxes	(24,541)	(14,305)	(5,768)	(17,352)	(26,828)	(9,747)	(10,090)	(21,217)
Provision for (benefit from) income taxes	(25,144)	173	(1,551)	102	147	157	(2,412)	207
Net income (loss)	$603	$(14,478)	$(4,217)	$(17,454)	$(26,975)	$(9,904)	$(7,678)	$(21,424)
Net income (loss) per share:
Basic	$0.01	$(0.29)	$(0.08)	$(0.35)	$(0.54)	$(0.20)	$(0.15)	$(0.42)
Diluted	$0.01	$(0.29)	$(0.08)	$(0.35)	$(0.54)	$(0.20)	$(0.15)	$(0.42)
Weighted average number of shares used in per share calculations:
Basic	52,745	50,154	49,817	49,487	49,967	50,747	50,773	50,636
Diluted	52,921	50,154	49,817	49,487	49,967	50,747	50,773	50,636

(1)
In the second quarter of fiscal 2011, we recorded a tax benefit in the amount of $2.5 million from the release of a deferred tax valuation allowance recorded in a non-U.S. jurisdiction. This benefit resulted in an overall income tax benefit, rather than an income tax provision in the second quarter of fiscal 2011.

(2)
In the second quarter of fiscal 2012, we recorded a tax benefit in the amount of $1.6 million from the release of a deferred tax valuation allowance recorded in a non-U.S. jurisdiction. This benefit resulted in an overall income tax benefit, rather than an income tax provision in the second quarter of fiscal 2012.

(3)
In the fourth quarter of fiscal 2012, we recorded an income tax benefit in the amount of $25.5 million from the release of deferred tax asset valuation allowances due to deferred tax liabilities established on the acquired identifiable intangible assets from our acquisition of MicroProbe and $3.3 million benefit from the settlement of patent litigation in conjunction with the acquisition of MicroProbe. The fourth quarter of fiscal 2012 includes the following Microprobe operating activity: $19.8 million in revenue, $5.4 million amortization of intangibles, $2.6 million release of pre-existing backlog, $3.5 million release of inventory fair value step-up and $0.2 million charge for step-up depreciation on fixed assets resulting in a net loss of $6.4 million.

Note 19 — Subsequent Events

In the first fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by32 employees across the organization. Total restructuring charges for the quarter will be in the range of $2.6 million to $3.2 million for severance and related benefits and impairment charges for certain equipment. The activities comprising this reduction in workforce will be completed by the end of second quarter fiscal 2013.

INDEX TO EXHIBITS
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
2.01***	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., FormFactor, Inc., ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative	10-Q/A	000-50307	1/23/2013	33.01
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Equity Incentive Plan, as amended and restated effective April 18, 2012, and forms of plan agreements					X
10.10+	Employee Stock Purchase Plan, as amended and restated April 18, 2012					X
10.11	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.12	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.13	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.14	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.15	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.16+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.17+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.18+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and FormFactor, Inc.	8-K	000-50307	9/17/2010	99.01+
10.19+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor					X
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

***
Confidential treatment has been requested for portions of this document. The schedules, exhibits, and annexes to this exhibit have been omitted in reliance Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request.

+	Indicates a management contract or compensatory plan or arrangement.