Form 10-Q
period 2013-03-30
FORMFACTOR INC
filed 2013-05-03
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 3, 2013, 53,941,978 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	$52,620	$34,806
Cost of revenues	43,545	30,650
Gross profit	9,075	4,156
Operating expenses:
Research and development	10,929	10,847
Selling, general and administrative	14,618	11,148
Restructuring charges (credit), net	3,980	(33)
Impairments of long-lived assets	58	168
Total operating expenses	29,585	22,130
Operating loss	(20,510)	(17,974)
Interest income, net	107	212
Other income, net	423	410
Loss before income taxes	(19,980)	(17,352)
Provision for (benefit from) income taxes	(207)	102
Net loss	$(19,773)	$(17,454)
Net loss per share:
Basic and Diluted	$(0.37)	$(0.35)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	53,664	49,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Net loss	$(19,773)	$(17,454)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,079)	(538)
Unrealized losses arising during the period	(49)	(121)
Other comprehensive loss, net of tax	(1,128)	(659)
Comprehensive loss	$(20,901)	$(18,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 30, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$77,381	$72,243
Marketable securities	76,183	93,545
Accounts receivable, net	33,453	28,919
Inventories	24,689	23,616
Deferred tax assets	4,208	4,613
Refundable income taxes	5,414	5,667
Prepaid expenses and other current assets	9,476	10,569
Total current assets	230,804	239,172
Restricted cash	420	318
Property, plant and equipment, net	42,054	45,515
Goodwill	31,100	30,994
Intangibles, net	69,880	74,276
Deferred tax assets	4,180	4,207
Other assets	589	1,200
Total assets	$379,027	$395,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,191	$21,015
Accrued liabilities	14,381	17,270
Capital leases, current portion	491	573
Income taxes payable	268	—
Deferred revenue	6,538	6,189
Total current liabilities	45,869	45,047
Long-term income taxes payable	2,803	3,028
Capital leases, net of current portion	205	340
Deferred rent and other liabilities	7,539	8,009
Total liabilities	56,416	56,424
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 30,2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 53,941,978 and 53,286,703 shares issued and outstanding at March 30, 2013 and December 29,2012, respectively	55	54
Additional paid-in capital	685,410	681,157
Accumulated other comprehensive income	587	1,715
Accumulated deficit	(363,441)	(343,668)
Total stockholders’ equity	322,611	339,258
Total liabilities and stockholders’ equity	$379,027	$395,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(19,773)	$(17,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,407	2,843
Amortization of discount on investments	14	51
Stock-based compensation expense	3,035	3,043
Deferred income tax provision	129	—
Provision for (recovery of) doubtful accounts receivable	(3)	30
Provision for excess and obsolete inventories	2,701	1,416
Loss on disposal and write-off of long-lived assets	148	32
Impairment of long-lived assets	58	168
Non-cash restructuring	2,743	—
Foreign currency transaction (gains) losses	131	532
Changes in operating assets and liabilities:
Accounts receivable	(4,806)	(8,743)
Inventories	(3,781)	(3,374)
Prepaid expenses and other current assets	292	80
Refundable income taxes	511	(45)
Other assets	462	—
Accounts payable	3,598	5,332
Accrued liabilities	(2,977)	354
Income taxes payable	61	78
Deferred rent and other liabilities	7	46
Deferred revenues	376	651
Net cash used in operating activities	(9,667)	(14,960)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,725)	(1,804)
Purchases of marketable securities	(17,170)	(47,813)
Proceeds from maturities of marketable securities	34,470	60,500
Change in restricted cash	(103)	—
Net cash provided by investing activities	14,472	10,883
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	1,220	1,182
Purchase and retirement of common stock	(3)	—
Payments made on capital leases	(217)	—
Net cash provided by financing activities	1,000	1,182
Effect of exchange rate changes on cash and cash equivalents	(667)	(618)
Net increase (decrease) in cash and cash equivalents	5,138	(3,513)
Cash and cash equivalents, beginning of period	72,243	139,049
Cash and cash equivalents, end of period	$77,381	$135,536
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(33)	$(56)
Income taxes paid, net	$(912)	$99

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013, or for any other period. The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and may result in material effects on our consolidated operating results and financial position.

These financial statements and notes should be read with the consolidated financial statements and notes thereto for the year ended December 29, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2013.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2013 will end on December 28, 2013, and will consist of 52 weeks.

Significant Accounting Policies. Our significant accounting policies have not changed during the three months ended March 30, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations

Comprehensive Income

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The revised guidance was adopted by the Company for its fiscal year 2013 commencing on December 30, 2012 and did not not have a material effect on the Company's financial position, results of operations or liquidity.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. Two customers accounted for 19% and 18%, respectively, of revenues during the three months ended March 30, 2013 and two customers accounted for 37% and 15%, respectively, of revenues during the three months ended March 31, 2012. No other customers accounted for more than 10% of total revenues in either of these fiscal periods.
At March 30, 2013, three customers accounted for 42% of gross accounts receivable. At December 29, 2012, one customer accounted for approximately 29% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and system-on-chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life-cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
Certain components for our wafer probe card products that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify our reliance on such suppliers. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 4 — Acquisition

On October 16, 2012, we acquired Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition"). We originally estimated the acquisition price and recorded the fair values of the MicroProbe assets acquired and liabilities assumed on October 17, 2012 at the values noted in the first column below. We subsequently made certain adjustments to the acquisition price related to working capital adjustments pursuant to the relevant acquisition agreement together with changes to the fair values applied in the preliminary measurements of goodwill and certain tangible net assets, resulting in the revised values noted below (in thousands):

	Original Values	Revised Values
Tangible net assets	31,842	32,420
Intangible assets	77,600	77,600
Deferred income tax liabilities	(26,663)	(26,663)
Goodwill	30,994	31,100
Total acquisition price	113,773	114,457

The total acquisition consideration of $114.5 million was determined based on the terms of the relevant acquisition agreement which consisted of a) $100.0 million in cash, subject to a $2.6 million decrease based on MicroProbe's working capital as of the consummation of the MicroProbe Acquisition relative to an agreed-upon target and b) 3,020,944 shares of FormFactor's common stock valued at the closing market price of $4.57 per share on October 16, 2012, and the fair value of a settlement related to patent litigation between the two parties of $3.3 million. We recorded $77.6 million of identifiable intangible assets and $5.8 million of net tangible assets, based on their estimated fair values, and $31.1 million of goodwill.

The results of operations of the MicroProbe business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. For the three months ended March 30, 2013, the contribution of the acquired MicroProbe business to our total revenues was $21.3 million. The portion of total expenses and net income associated with the acquired MicroProbe business was not separately identifiable due to the integration with our operations.
Pro forma financial information

The following unaudited supplemental pro forma information presents the combined results of operations of FormFactor and MicroProbe for the three months ended March 30, 2013 and March 31, 2012, as if the MicroProbe Acquisition had been completed at the beginning of fiscal 2011. The pro forma financial information includes adjustments to reflect one time charges and amortization of fair value adjustments in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•
An adjustment in amortization expense of $1.5 million and add-back adjustment of $3.0 million for the first quarter 2013 and 2012, respectively, related to the fair value of acquired identifiable intangible assets.

•
The exclusion of other non-recurring expenses of $1.1 million for the first quarter 2013 and $2.4 million in first quarter of 2012 was primarily related to the fair value step-up to acquired inventory, fair value adjustments related to a warrant liability of MicroProbe, provision for income taxes and litigation expenses incurred between the two parties regarding a patent litigation action.

•	Exclusion of $0.9 million integration and acquisition costs incurred in first three months of fiscal 2013.

The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Fiscal Years Ended
	March 30, 2013	March 31, 2012
Revenues	$52,620	$62,008
Net loss	(16,251)	(16,571)

Net loss per share - basic	(0.30)	(0.32)

Note 5 — Intangible Assets and Goodwill

The changes in the carrying amount of goodwill, which is not deductible for tax purposes for the three months ended March 30, 2013, were as follows (in thousands):

Goodwill	Amount
Balance as of December 29, 2012	$30,994
Working capital adjustments affecting the MicroProbe purchase price	684
Change in fair value of net intangible and tangible assets	(578)
Balance as of March 30, 2013	$31,100
The Company has not recorded any goodwill impairment as of March 30, 2013.

The Company determined the total consideration paid for its acquisition of MicroProbe as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with the purchase agreement, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and analyses. If there are adjustments made for these items, the fair value of intangible asset and goodwill could be impacted. Accordingly, the provisional measurements of fair value are subject to change and such changes could be significant. The Company expects to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The changes in intangible assets for three months ended March 30, 2013 and the net book value of intangible assets at December 29, 2012 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weight Average Useful Life
Other Intangible Assets	December 29, 2012	Additions	March 30, 2013	December 29, 2012	Expense	March 30, 2013	December 29, 2012	March 30, 2013	March 30, 2013
Existing developed technologies	37,048	10,100	47,148	6,055	3,012	9,067	30,993	38,081	3.01
Trade name	4,500	—	4,500	94	112	206	4,406	4,294	9.54
Customer relationships	17,000	—	17,000	445	534	979	16,555	16,021	7.5
Non-compete agreement	100	—	100	21	25	46	79	54	0.54
Backlog	3,500	—	3,500	2,594	638	3,232	906	268	0.25
Favorable lease asset	300	—	300	63	75	138	237	162	0.54
Total finite-lived intangible assets	62,448	10,100	72,548	9,272	4,396	13,668	53,176	58,880
In-process research and development	21,100	(10,100)	11,000	—	—	—	21,100	11,000
Total intangible assets	83,548	—	83,548	9,272	4,396	13,668	74,276	69,880

During the three months ended March 30, 2013, one of the purchased in-process research and development (IPR&D) projects from MicroProbe with a carrying value of $10.1 million was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life.
The remaining IPR&D intangible assets are classified as indefinite lived assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  The IPR&D assets will be subject to amortization upon completion of their respective research projects and the start of commercialization.  The fair value assigned to IPR&D assets was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be written-off.
We recorded $4.4 million and $0.3 million in amortization expense related to our intangible assets in the three months ended March 30, 2013 and March 31, 2012 respectively. Of the total amortization expense $3.6 million and $0.3 million were charged to cost of revenues for the three months ended 2013 and 2012, respectively, and $0.8 million was charged to selling, general and administrative expense for the three months ended 2013. No amortization expense was charged to selling, general and administrative expenses for the three months ended 2012.

Based on the carrying value of the finite-lived intangible assets recorded as of March 30, 2013 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013	$11,438
2014	17,190
2015	11,126
2016	8,732
2017	2,562
thereafter	7,832
Total	$58,880

Note 6 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.  Restructuring charges are reflected separately as ‘Restructuring charges (credit), net’ in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the three months ended March 30, 2013 and March 31, 2012 are discussed below.

2013 Restructuring Activities

In the first fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded $1.3 million in severance and related benefits, and recorded $2.7 million in impairment charges for certain equipment that would no longer be utilized. Total restructuring charges for the quarter were $4.0 million for severance and related benefits and including charges for certain equipment. As a result of the Q1 2013 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation in the range of $2.0 million to 2.5 million in subsequent quarters.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second quarter of fiscal 2013.  As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

2012 Restructuring Activities

There were no restructuring charges in the first quarter of 2012. The activity in the first fiscal quarter of 2012 represents adjustments recorded to the previous period's restructuring plans.

The activities in the restructuring accrual for the three months ended March 30, 2013 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2012	$548	$—	$68	$616
Restructuring charges	1,318	2,743	—	4,061
Cash payments	(1,291)	(29)	—	(1,320)
Asset impairment	—	(2,743)	—	(2,743)
Adjustments to restructuring charges	(76)	46	(51)	(81)
Other settlements	10	(14)	—	(4)
Balance at March 30, 2013	$509	$3	$17	$529

Note 7 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. Our goodwill and intangible assets and liabilities are measured at fair value on a non-recurring basis.

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
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities and foreign currency derivatives (see Note 19—Derivative Financial Instruments for a discussion of fair value of foreign currency derivatives).

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

We obtain the fair value of our Level 1 investments in certain money market funds at the expected market price. These investments are expected to maintain a net asset value of $1 per share.

We determine the fair value of our Level 2 financial instruments from several third-party asset managers, custodian banks and accounting service providers. Independently, these service providers use professional pricing services to gather pricing data, which may include quoted market prices for identical or comparable instruments or inputs other than quoted prices that are observable either directly or indirectly.

Fair value measured on a recurring basis as of March 30, 2013 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$42,062	$—	$42,062
Agency securities (Federal)	—	5,006	5,006
Commercial paper	—	4,997	4,997
Marketable securities
U. S. Treasuries	—	46,568	46,568
Agency securities	—	29,615	29,615
Total	$42,062	$86,186	$128,248

Fair value measured on a recurring basis as of December 29, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$54,732	$—	$54,732
Marketable securities
U. S. Treasuries	—	43,587	43,587
Agency securities	—	49,958	49,958
Total	$54,732	$93,545	$148,277

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

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three months ended March 30, 2013 and March 31, 2012 and we hold no Level 3 investments.

Note 8 — Marketable Securities

We classify our marketable securities as available-for-sale.  All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 30, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasuries	$46,493	$77	$(2)	$46,568
Agency securities (Federal)	29,579	37	(1)	29,615
	$76,072	$114	$(3)	$76,183

Marketable securities at December 29, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasuries	$43,490	$97	$—	$43,587
Agency securities (Federal)	49,896	63	(1)	49,958
	$93,386	$160	$(1)	$93,545

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of March 30, 2013 and December 29, 2012, respectively.

When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, review of current market liquidity, interest rate risk, the financial condition of the issuer, as well as credit rating downgrades.  We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve or as the securities mature.

Contractual maturities of marketable securities as of March 30, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$48,582	$48,669
Due after one year to five years	27,490	27,514
	$76,072	$76,183

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three months ended March 30, 2013 and March 31, 2012, respectively.

Note 9 — Allowance for Doubtful Accounts

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

During the three months ended March 30, 2013, we did not record any additional provision for doubtful accounts. During the three months ended March 31, 2012 we recorded a provision for doubtful accounts in the amount of $30,000 related to a receivable from a customer that petitioned for bankruptcy.   We released $3 of previously reserved bad debts in the three months ended March 30, 2013.

A reconciliation of the changes in our allowance for doubtful accounts receivable for the three months ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	March 30, 2013	March 31, 2012
Balance at beginning of period	$290	$238
Additions	—	30
Reductions	(3)	—
Balance at end of period	$287	$268

Note 10 — Inventories

Inventories consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Raw materials	$7,800	$8,702
Work-in-progress	10,463	8,679
Finished goods	6,426	6,235
	$24,689	$23,616

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

Note 11 — Warranty

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

A roll forward of the changes in our warranty liability for the three months ended March 30, 2013 and March 31, 2012 is as follows (in thousands):

	March 30, 2013	March 31, 2012
Balance at beginning of period	$734	$330
Accrual	88	133
Settlements	(355)	(179)
Balance at end of period	$467	$284

Note 12 — Long-lived Assets

Impairment of Long-lived Assets

During the three months ended March 30, 2013, we recorded an impairment of $0.1 million related to certain manufacturing assets which we no longer utilize. During the three months ended March 31, 2012, we recorded an impairment of $0.2 million related to certain assets which were previously held for sale that were determined to no longer be sellable or used for internal purposes. These charges are included in ‘Impairments of long-lived assets’ in the Condensed Consolidated Statements of Operations in their respective periods.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Building	$790	$790
Machinery and equipment	146,482	140,320
Computer equipment and software	38,045	38,092
Capital leases	2,613	2,367
Furniture and fixtures	6,063	6,249
Leasehold improvements	70,075	71,418
Sub total	264,068	259,236
Less: accumulated depreciation and amortization	(229,102)	(227,126)
Net long-lived assets	34,966	32,110
Construction-in-progress	7,088	13,405
Total	$42,054	$45,515

Note 13 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income were as follows (in thousands):

	March 30, 2013	December 29, 2012
Unrealized gain (loss) on marketable securities, net of tax of $428 at March 30, 2013 and December 29, 2012, respectively	$(318)	$(270)
Cumulative translation adjustments	905	1,985
Accumulated other comprehensive income	$587	$1,715

Note 14 — Stockholders’ Equity

The Company grants options to purchase, at future dates, shares of its common stock to employees and consultants. The exercise price of each stock option equals the fair market value of FormFactor common stock on the date of grant. Options typically vest over three to four years, subject to the grantee's continued service with the Company through the scheduled vesting date, and expire five to ten years from the grant date. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model.

Stock Options

Stock option activity under our equity incentive plans during the three months ended March 30, 2013 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2012	4,208,847	$13.11	3.69	$—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options canceled	(90,983)	9.79	—	—
Outstanding at March 30, 2013	4,117,864	$13.19	3.19	$—
Vested and expected to vest at March 30, 2013	4,074,951	$13.23	3.17	$—
Exercisable at March 30, 2013	3,243,805	$14.18	2.87	$—

    No stock options were granted and there were no stock option exercises during the three months ended March 30, 2013.

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the three months ended March 30, 2013 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 29, 2012	2,228,946	$7.66
Awards granted	2,000	4.88
Awards vested	(368,856)	5.88
Awards canceled	(128,861)	9.14
Restricted stock units at March 30, 2013	1,733,229	$7.92

The total fair value of restricted stock units vested during the three months ended March 30, 2013 and March 31, 2012 was $1.8 million and $0.4 million, respectively.

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

Note 15 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.

The table below shows the stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock-based compensation included in:
Cost of revenues	$524	$513
Research and development	1,001	1,049
Selling, general and administrative	1,510	1,481
Total stock-based compensation	3,035	3,043
Tax effect on stock-based compensation	—	—
Total stock-based compensation, net of tax	$3,035	$3,043

Stock Options

During the three months ended March 30, 2013, we did not grant any stock options. During the three months ended March 31, 2012, we granted 45,000 stock options under the 2002 Plans with weighted average grant-date fair value of $1.84 per share. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended
	March 30, 2013	March 31, 2012
Stock Options:
Dividend yield	N/A	—%
Expected volatility	N/A	47.7%
Risk-free interest rate	N/A	0.46%
Expected term (in years)	N/A	3.49

Employee Stock Purchase Plan

During the three months ended March 30, 2013 and March 31, 2012, there were 286,928 and 293,161 shares, respectively, issued under our approved employee stock purchase plans. The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended
	March 30, 2013	March 31, 2012
ESPP:
Dividend yield	—%	—%
Expected volatility	38.4%	47.0%
Risk-free interest rate	0.11%	0.09%
Expected term (in years)	0.5	0.5

Unrecognized Compensation Costs

At March 30, 2013, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$2,733	1.14
Restricted stock units	6,171	1.47
Employee Stock Purchase Plan	269	0.34
Total unrecognized stock-based compensation expense	$9,173

Note 16 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share for the three months ended March 30, 2013 and March 31, 2012, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share was as follows (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Numerator:
Net loss used in computing basic and diluted net loss per share	$(19,773)	$(17,454)
Denominator:
Weighted-average shares used in computing basic net loss per share	53,664	49,487
Add potentially dilutive securities	—	—
Weighted average shares used in computing basic and diluted net loss per share	53,664	49,487

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2013	March 31, 2012
Options to purchase common stock	4,167	4,612
Restricted stock units	610	1,203
Employee Stock Purchase Plan	27	5
Total potentially dilutive securities	4,804	5,820

Note 17 — Income Taxes

We recorded an income tax benefit of $0.2 million for the three months ended March 30, 2013 as compared to an income tax provision of $0.1 million for the three months ended March 31, 2012. The income tax benefit for the three months ended March 30, 2013, primarily relates to reinstatement of the Federal R&D tax credit which was retroactively applied to 2012. The income tax provision for the three months ended March 31, 2012 reflects the tax provision on our non-U.S. jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

The liability for uncertain tax positions was classified as a long-term income tax liability as payments are not anticipated over the next 12 months. It may be reduced when liabilities are settled with taxing authorities or when the statutes of limitations expire without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur. The unrecognized tax benefits decreased by $0.1 million to $17.1 million during the first fiscal quarter of 2013. This is primarily a result of an additional R&D credit reserve and foreign transfer pricing reserve during the quarter. If recognized, $2.6 million of these unrecognized tax benefits (net of Federal tax benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 30, 2013 and March 31, 2012, we recognized an interest and penalties benefit of approximately $0.1 million and expense of $6,000 respectively. As of March 30, 2013 and March 31, 2012, we have accrued total interest and penalties of $0.2 million and $0.4 million related to the uncertain tax positions.

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

Note 18— Commitments and Contingencies

Contractual and purchase obligations
We lease facilities under non-cancellable operating leases with various expiration dates through 2021. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases, which may increase the future minimum lease commitments. Other purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. Other purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
Our lease and purchase obligations have not materially changed during the three months ended March 30, 2013 from those disclosed in our Annual Report on Form 10K for the fiscal year ended December 29, 2012.

Environmental Matters

We are subject to U.S. Federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2012 or during the first three months of our fiscal 2013. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of March 30, 2013.
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

 Indemnification Arrangements

We have entered, and may have from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements in our consolidated balance sheet as of March 30, 2013.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the three months ended March 30, 2013, we were not involved in any material legal proceedings. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights and to collect past due accounts receivable from our customers.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the fiscal quarter end March 30, 2013, we did not receive any communications from jurisdictions regarding any material customers or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, is currently, and may in the future be, involved in commercial litigation relating to intellectual property.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of March 30, 2013.

Note 19 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our Condensed Consolidated Balance Sheet with changes in fair value recorded within “Other income, net” in our Condensed Consolidated Statement of Operations for both realized and unrealized gains and losses.

The following table provides information about our foreign currency forward contracts outstanding as of March 30, 2013 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Buy	(51,687)	$(547)
Taiwan Dollar	Buy	(6,161)	(207)
Korean Won	Buy	(498,938)	(449)
Total USD notional amount of outstanding foreign exchange contracts			$(1,203)

The contracts were entered into on March 29, 2013 and matured on April 26, 2013. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 30, 2013. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 30, 2013. The fair value of these contracts on March 30, 2013 was not material.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 30, 2013 and March 31, 2012 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives	March 30, 2013	March 31, 2012
Foreign exchange forward contracts	Other income, net	$228	$362

Note 20 — Subsequent Events

Subsequent to March 30, 2013, the Company's Board of Directors approved the sale of a wholly owned subsidiary acquired in the MicroProbe acquisition to certain management personnel. The sale terms include consideration of $1.0 million comprised of $180,000 cash and a $820,000 note receivable due to the Company. The note receivable is payable over seven years at 5% interest. The transaction may be reflected in the second quarter financial results for 2013 or upon its completion.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these statements for any reason. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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
During the three months ended March 30, 2013, we saw revenue increase compared to the corresponding period in fiscal 2012 in our SoC product markets, offset by a decrease in Flash product market. DRAM sales were unchanged compared to the corresponding period in fiscal 2012. The increase in SoC sales is attributed to the MicroProbe Acquisition, as defined below. Flash sales declined due to lower market demand.

We incurred a net loss of $19.8 million in the first three months of fiscal 2013 as compared to $17.5 million in the first three months of fiscal 2012. The increase in net loss period over period is primarily attributable to an increase in restructuring costs and higher intangible amortization costs and amortization of inventory step-up and backlog related to the MicroProbe Acquisition. The amortization of the the inventory step-up is complete. Amortization expense totaled $4.8 million for the first three months of 2013. We also incurred acquisition and integration costs totaling $0.9 million that were not incurred in the corresponding period of 2012. Excluding these non-recurring and MicroProbe Acquisition related costs, our gross margins and operating margins improved as a result of our on going initiatives to reduce manufacturing overhead costs, lower production material costs and reduce operating expenses.

Our cash, cash equivalents and marketable securities totaled $153.6 million as of March 30, 2013, as compared to $165.8 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first-fiscal quarter of 2013. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the second quarter of fiscal 2013 and future fiscal quarters.

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

Recent Acquisition. On October 16, 2012, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 31, 2012, a wholly-owned subsidiary of FormFactor merged with and into Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition").
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

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. Our advanced wafer probe cards are manufactured in low volumes. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to, and/or in excess of, actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-sellable inventories based on assumptions about future demand, changes to manufacturing processes and overall market conditions.

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

Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, and administrative personnel, provision for doubtful accounts, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing and administrative activities. These expenses also include costs for protecting and enforcing our intellectual property rights and regulatory compliance costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
Revenues	100.0%	100.0%
Cost of revenues	82.8	88.1
Gross profit	17.2	11.9
Operating expenses:
Research and development	20.8	31.2
Selling, general and administrative	27.8	32.0
Restructuring charges, net	7.6	(0.1)
Impairments of long-lived assets	0.1	0.5
Total operating expenses	56.3	63.6
Operating loss	(39.1)	(51.7)
Interest income, net	0.2	0.6
Other income, net	0.8	1.2
Loss before income taxes	(38.1)	(49.9)
Provision for (benefit from) income taxes	(0.4)	0.3
Net loss	(37.7)%	(50.2)%

Three months ended March 30, 2013 and March 31, 2012:

Revenues

Revenues by Market

	Three Months Ended
	March 30, 2013	March 31, 2012	% Change
	(In thousands, except percentages)
DRAM	$21,970	$21,934	0.2%
Flash	4,219	5,058	(16.6)
SoC	26,431	7,814	238.3
Total revenues	$52,620	$34,806	51.2%

Revenues for the three months ended March 30, 2013 increased 51%, or $17.8 million, compared to the prior year. For the three months ended March 30, 2013, our revenue remained relatively unchanged in our DRAM products and increased 238% in our SoC products, but was down approximately 17% in our Flash products. These fluctuations in revenue were primarily driven by unit volume.

The reduction in Flash revenue was primarily in the NOR area resulting from soft first-quarter fiscal 2013 demand for the sector, as gaming and other demand drivers are expected later in fiscal 2013.

     Overall, our SoC revenues increased by 238%, or $18.6 million, in first three months of fiscal 2013 compared to the same period in 2012, of which $21.3 million was due to the MicroProbe Acquisition.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 30, 2013	% of Revenue	March 31, 2012	% of Revenue
	(In thousands, except percentages)
Taiwan	$14,351	27.3%	$7,134	20.5%
Japan	5,062	9.6	3,687	10.6
North America	14,266	27.1	3,483	10.0
South Korea	10,134	19.3	15,966	45.9
Asia Pacific (1)	5,895	11.2	3,193	9.2
Europe	2,912	5.5	1,343	3.8
Total revenues	$52,620	100.0%	$34,806	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The increase in North America, Taiwan, Asia Pacific and Europe sales for the three months ended March 30, 2013, when compared to the same period in 2012, is driven by SOC product shipments primarily from our MicroPobe Acquisition. MicroProbe's sales were not included in our first quarter fiscal 2012. The decrease in South Korea revenues was primarily due to reduced DRAM and Flash demand in the first quarter 2013 based on overall end-market demand as compared to the same period one year ago. The increase in Japan sales was driven by market share gains of our Smart Matrix product at a major mobile DRAM producer.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 30, 2013	March 31, 2012
SK hynix (1)	19.1%	36.8%
Samsung (2)	*	15.3%
Intel (3)	18.0%	*
Total	37.1%	52.1%
 _______________________________________________________________________________________________

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.
(2) Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(3)	Includes Intel Corporation and its consolidated subsidiary Intel mobile communications South East Asia PTE LTD and Componente Intel de Costa Rica

*	Less than 10% of revenues.

 The percentages above reflect customers and their consolidated subsidiaries as of March 30, 2013.  Prior period concentrations have been updated to reflect the current customer compositions.

Gross Profit

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Gross profit	$9,075	$4,156
% of revenues	17.2%	11.9%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 30, 2013, gross profit increased compared to the same period in the prior year, primarily due to gross profit from the MicroProbe Acquisition, product mix and lower material costs, lower labor expenses and reduced overhead charges as a result of our cost reduction initiatives. This was offset by higher intangible amortization expenses associated with the MicroProbe Acquisition.

For the three months ended March 30, 2013, the primary driver for the improvement in gross profit was the MicroProbe Acquisition and factory utilization. MicroProbe's financial results are not included in the March 31, 2012 gross profit. We also benefited from improved product mix for our DRAM and Flash products. Our gross profit improvement was also driven by our cost reduction activities including the cessation of our Japan assembly and test activities in the fourth quarter of 2012, and other personnel restructuring initiatives. Gross profit improvement was offset by an increase in net inventory provision charges of $1.3 million. For the three months ended March 30, 2013, the value of previously reserved materials that were used in manufacturing and shipped was $0.3 million.

Gross profit included stock-based compensation of $0.5 million for the three months ended March 30, 2013, which was unchanged compared to $0.5 million for the three months ended March 31, 2012.

Gross profit also included $4.0 million of additional expense for amortization of intangible assets and amortization of inventory up-lift and backlog. It also included depreciation of the fixed asset up-lift. All of these additional expenses are from the MicroProbe Acquisition.

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

Research and Development

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Research and development	$10,929	$10,847
% of revenues	20.8%	31.2%

Research and development expenses for the three months ended March 30, 2013 increased $0.1million, compared to the same periods in the prior year primarily due to the MicroProbe Acquisition. This was offset by a decrease in certain new technology product development related costs and a decrease in other costs as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased 10.4% during the three months ended March 30, 2013 from the comparable period of the prior year.

In the three months ended March 30, 2013, costs related to our research and development activities increased from fiscal 2012 due to a net increase in headcount and personnel related costs of $1.2 million. We increased headcount from the Microprobe Acquisition. This increase was partially offset by reduced headcount from ongoing restructuring activities. We also reduced project and material costs of $1.1 million due to our decision to suspend activities for our next generation DRAM Matrix product and terminate certain SOC product development activities.

Stock-based compensation expenses included within research and development expenses were $1.0 million for the three months ended March 30, 2013 compared to $1.0 million for the same period in the prior year.

Selling, General and Administrative

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Selling, general and administrative	$14,618	$11,148
% of revenues	27.8%	32.0%

Selling, general and administrative expenses increased $3.5 million for the three months ended March 30, 2013 from the comparable period of the prior year primarily due to the MicroProbe Acquisition. As a percent of revenues, selling, general and administrative expenses decreased 4.2% during the three months ended March 30, 2013 from the comparable periods of the prior year, primarily due to higher revenues. Additionally, intangible amortization costs and integration expenses due to the MicroProbe Acquisition were $1.6 million in the three months ended March 30, 2013.

For the three months ended March 30, 2013, salary and payroll related costs for selling, general and administrative functions, including incentive bonuses, increased by $1.6 million as compared to the same periods in the prior year primarily due to the MicroProbe Acquisition. Additionally, general operating expenses and facility related costs increased $0.4 million and project related materials and costs increased $0.1 million in the three months ended March 30, 2013 compared to the comparable period of the prior year. Legal and outside service fees decreased $0.2 million during the three months ended March 30, 2013 as compared to the same period in the prior year, due to cost reduction efforts and the settlement of certain legal proceedings.

Stock-based compensation expenses included within selling, general and administrative expense were $1.5 million for the three months ended March 30, 2013 compared to $1.5 million for the same period in the prior year. We had reduced stock-based compensation expense due to lower headcount, which was offset by expenses related to grants to MicroProbe employees.

Restructuring Costs, net

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Restructuring costs, net	$3,980	$(33)
% of revenues	7.6%	(0.1)%

For the three months ended March 30, 2013, restructuring charges increased $4.0 million from the comparable period of the prior year.  Our restructuring activities are discussed below.

2013 Restructuring Activities

In the first-fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. Total restructuring charges for the quarter was $4.0 million for severance and related benefits and impairment charges for certain equipment, associated with our decision to suspend our next generation DRAM Matrix and terminate certain SoC product development initiatives. The activities comprising this reduction in workforce will be completed by the end of the second quarter of fiscal 2013. Anticipated cost savings associated with these actions range from $2.0 million to $2.5 million per quarter in subsequent quarters.

2012 Restructuring Activities

In the first fiscal quarter of 2012, we did not undertake any new restructuring activities.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second quarter of fiscal 2013.

Impairment of Long-lived Assets

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Impairment of long-lived assets	$58	$168
% of revenues	0.1%	0.5%

During the three months ended March 30, 2013, we recorded an impairment charge of $0.1 million related to certain manufacturing assets which will no longer be utilized.

We recorded impairment charges of $0.2 million in the first quarter of fiscal 2012 related to certain assets which were previously held for sale that were determined to no longer be sellable or used for internal purposes.

Management believes it is reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2013 if we are unable to achieve operating results anticipated by our forecasted financial plan.
Interest Income, Net and Other Income, Net

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Interest income, net	$107	$212
% of revenue	0.2%	0.6%
Other income, net	$423	$410
% of revenues	0.8%	1.2%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three months ended March 30, 2013 as compared with the same periods of the prior year was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $154.0 million at March 30, 2013 compared to $166.1 million at December 29, 2012, and $280.6 million at March 31, 2012. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended March 30, 2013 and March 31, 2012 was 0.31 and 0.32%, respectively.

Other income, net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income, net for the three months ended March 30, 2013 compared to March 31, 2012 was due primarily to foreign currency exchange gains.
Provision for (Benefit From) Income Taxes

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(207)	$102
Effective tax rate	(1.0)%	0.6%

We recorded an income tax benefit of $0.2 million and a provision of $0.1 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

The income tax benefit for the three months ended March 30, 2013, primarily relates to reinstatement of the Federal R&D tax credit which was retroactively applied to 2012. The income tax provision recorded for the three months ended March 31, 2012 primarily relates to taxes on our non-U.S. operations.

We recognized interest charges and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 30, 2013 and March 31, 2012 we recognized benefit of interest charges and penalties of $0.1 million and $ 6,000 expense, respectively. We have accrued total interest and penalties related to uncertain tax positions of $0.2 million and $0.4 million on March 30, 2013 and March 31, 2012, respectively.

We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets. During the time such valuation allowances are recorded, we expect our future tax provisions will consist primarily of the tax provision for our profitable non-U.S. jurisdictions.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to Federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $184.9 million at March 30, 2013 and $194.1 million at December 29, 2012. The decrease in working capital in the three months ended March 30, 2013 was primarily due to our net loss, offset in part by an increase in our accounts receivable due to increased sales and the timing of such sales.

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
Our cash, cash equivalents and marketable securities totaled approximately $153.6 million at March 30, 2013, as compared to $165.8 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the three months ended March 30, 2013. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2013.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 45 days at March 30, 2013 compared with 49 days at December 29, 2012. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to our collection efforts as well as shortened payment terms for certain customers.

	Three Months Ended
	March 30, 2013	March 31, 2012
	(In thousands)
Net cash used in operating activities	$(9,667)	$(14,960)
Net cash provided by investing activities	14,472	10,883
Net cash provided by financing activities	1,000	1,182

Cash flows from operating activities: Net cash used in operating activities for the three months ended March 30, 2013 was primarily attributable to our net loss of $19.8 million offset in part by $16.4 million of non-cash charges consisting primarily of $3.0 million of stock-based compensation, $7.4 million of depreciation and amortization, $2.7 million of assets written-off as part of our restructuring plan and $2.7 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the three months ended March 30, 2013 was a use of cash of $6.3 million comprised of an increase in our accounts receivable of $4.8 million due to increase in sales transactions closer to our quarter end, an increase in inventory by $3.8 million as we built more inventory to support higher forecasted demand in future quarters, offset in part by an increase of $3.6 million in accounts payable driven by the timing of invoice receipt and payments to vendors. Cash used also included a reduction of $3.0 million in accrued liabilities.
Net cash used in operating activities for the three months ended March 31, 2012 was primarily attributable to our net loss of $17.5 million offset in part by $8.1 million of non-cash charges consisting primarily of $2.8 million of depreciation and amortization, $3.0 million of stock-based compensation and $1.4 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the three months ended March 31, 2012 was a use of cash of $5.6 million comprising an increase in our accounts receivable of $8.7 million due to an increase in sales as well as the timing of transactions closer to our quarter end and an increase in inventory of $3.4 million to support higher forecasted demand in future quarters, offset in part by an increase of $5.3 million in accounts payable driven by the timing of invoice receipts and payments to vendors.
Cash flows from investing activities: Net cash provided by investing activities for the three months ended March 30, 2013 was primarily related to $34.5 million of proceeds from maturities of marketable securities, offset by purchases of marketable securities totaling $17.2 million, and $2.7 million cash used in the acquisition of property and equipment. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Our investment portfolio has not been materially impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the three months ended March 31, 2012 was primarily related to $60.5 million of proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $47.8 million, and $1.8 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash provided by financing activities for the three months ended March 30, 2013 and March 31, 2012 included $1.2 million in each year from proceeds received from purchases under our 2012 Employee Stock Purchase Plan.

Our cash, cash equivalents and marketable securities declined in the three months ended March 30, 2013. We continue to focus on improving our operating efficiency to achieve break even operating cash flow. Our actions have included operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in increasing revenues, improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining fiscal quarters of 2013.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2013, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. Our critical accounting policies have not changed during the three months ended March 30, 2013.

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

Critical accounting estimates, as defined by the U.S. Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) fair value of marketable securities, (3) accruals for liabilities, including restructuring charges, (4) warranty accruals, (5) valuation of inventories, including obsolete and slow moving inventory, (6) allowance for doubtful accounts, (7) valuation of our long-lived assets as well as the assessment of recoverability of such long-lived assets, (8) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets, and (9) valuation and recognition of stock-based compensation. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 29, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Our exposure to market risk has not changed materially since December 29, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 18 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 30, 2013 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2012. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2012 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	May 3, 2013	By:	/s/ Michael M. Ludwig

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