Form 10-Q
period 2013-06-29
FORMFACTOR INC
filed 2013-08-05
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of August 5, 2013, 54,533,417 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$62,733	$54,813	$115,353	$89,619
Cost of revenues	46,328	38,646	89,873	69,296
Gross profit	16,405	16,167	25,480	20,323
Operating expenses:
Research and development	10,915	10,935	21,844	21,782
Selling, general and administrative	13,487	11,531	28,105	22,679
Restructuring charges, net	92	136	4,072	103
Loss on sale of subsidiary	300	—	300	—
Impairment of long-lived assets	121	61	179	229
Total operating expenses	24,915	22,663	54,500	44,793
Operating loss	(8,510)	(6,496)	(29,020)	(24,470)
Interest income, net	96	182	203	394
Other income, net	209	546	632	956
Loss before income taxes	(8,205)	(5,768)	(28,185)	(23,120)
Provision for (benefit from) income taxes	202	(1,551)	(5)	(1,449)
Net loss	$(8,407)	$(4,217)	$(28,180)	$(21,671)
Net loss per share:
Basic and Diluted	$(0.16)	$(0.08)	$(0.52)	$(0.44)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	54,105	49,817	53,886	49,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net loss	$(8,407)	$(4,217)	$(28,180)	$(21,671)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(486)	264	(1,565)	(274)
Unrealized gains (losses) for the period	(73)	15	(122)	(106)
Net (gains)/losses reclassified into earnings	—	(1)	—	(1)
Other comprehensive income (loss), net of tax	(559)	280	(1,687)	(379)
Comprehensive loss	$(8,966)	$(3,937)	$(29,867)	$(22,050)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 29, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,160	$72,243
Marketable securities	97,362	93,545
Accounts receivable, net	38,964	28,919
Inventories, net	26,130	23,616
Deferred tax assets	4,204	4,613
Refundable income taxes	1,568	5,667
Prepaid expenses and other current assets	6,191	10,569
Total current assets	231,579	239,172
Restricted cash	421	318
Property, plant and equipment, net	39,630	45,515
Goodwill	29,958	30,994
Intangibles, net	65,625	74,276
Deferred tax assets	4,076	4,207
Other assets	989	1,200
Total assets	$372,278	$395,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,181	$21,015
Accrued liabilities	13,808	17,270
Capital leases, current portion	503	573
Income taxes payable	446	—
Deferred revenue	6,113	6,189
Total current liabilities	45,051	45,047
Long-term income taxes payable	2,786	3,028
Capital leases, net of current portion	39	340
Deferred rent and other liabilities	7,521	8,009
Total liabilities	55,397	56,424
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value:		0
250,000,000 shares authorized; 54,237,172 and 53,286,703 shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	55	54
Additional paid-in capital	688,646	681,157
Accumulated other comprehensive income	28	1,715
Accumulated deficit	(371,848)	(343,668)
Total stockholders’ equity	316,881	339,258
Total liabilities and stockholders’ equity	$372,278	$395,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(28,180)	$(21,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,572	5,419
Amortization of discount on investments	145	67
Stock-based compensation expense	6,167	6,521
Deferred income tax provision	146	55
Provision (benefit) for doubtful accounts receivable	(19)	30
Provision for excess and obsolete inventories	4,879	2,502
Loss on disposal and write-off of long-lived assets	318	32
Impairment of long-lived assets	179	229
Loss on sale of subsidiary	300	—
Non-cash restructuring	2,743	—
Foreign currency transaction losses	171	1,141
Changes in operating assets and liabilities:
Accounts receivable	(10,667)	(15,137)
Inventories	(7,558)	(4,815)
Prepaid expenses and other current assets	3,494	(116)
Refundable income taxes	4,357	852
Other assets	453	—
Accounts payable	5,124	7,780
Accrued liabilities	(2,562)	2,305
Income taxes payable	215	(1,537)
Deferred rent and other liabilities	31	85
Deferred revenues	97	1,434
Net cash used in operating activities	(5,595)	(14,824)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,071)	(3,928)
Use of cash from sale of subsidiary	(266)	—
Purchases of marketable securities	(51,053)	(69,931)
Proceeds from maturities of marketable securities	44,970	94,500
Change in restricted cash	(103)	—
Proceeds from sale of marketable securities	2,000	—
Net cash provided by (used in) investing activities	(9,523)	20,641
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	1,326	1,179
Purchase and retirement of common stock	(5)	—
Payments made on capital leases	(331)	—
Net cash provided by financing activities	990	1,179
Effect of exchange rate changes on cash and cash equivalents	(955)	(1,222)
Net increase (decrease) in cash and cash equivalents	(15,083)	5,774
Cash and cash equivalents, beginning of period	72,243	139,049
Cash and cash equivalents, end of period	$57,160	$144,823

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$1,111	$217
Income and property taxes refunded, net	$(4,397)	$(843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013, or for any other period. The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and may result in material effects on our consolidated operating results and financial position.

These financial statements and notes should be read with the consolidated financial statements and notes for the year ended December 29, 2012 included in our Annual Report on Form 10-K filed with the SEC on March 13, 2013.

Certain prior year amounts have been reclassified to conform to current year presentation.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2013 will end on December 28, 2013, and will consist of 52 weeks.

Significant Accounting Policies. Our significant accounting policies have not changed during the three and six months ended June 29, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations

Comprehensive Income

In February 2013, the FASB issued revised guidance on “Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The revised guidance does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the revised guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The revised guidance was adopted by the Company for its fiscal year 2013 commencing on December 30, 2012 and did not have a material effect on the Company's financial position, results of operations or liquidity.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. Two customers accounted for 20% and 15% of revenues during the three months ended June 29, 2013 and one customer accounted for 36% of revenues during the three months ended June 30, 2012. No other customers accounted for more than 10% of total revenues in either of these fiscal periods. Two customers accounted for 20% and 16% of revenues during the six months ended June 29, 2013 and two customers accounted for 36% and 12% of revenues during the six months ended June 30, 2012.
At June 29, 2013, three customers accounted for 16%, 12% and 11% of gross accounts receivable. At December 29, 2012, one customer accounted for approximately 29% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and system-on-chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life-cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 4 — Acquisition

On October 16, 2012, we acquired Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition"). We originally estimated the acquisition price and recorded the fair values of the MicroProbe assets acquired and liabilities assumed on October 17, 2012 at the values noted in the Original Values column below. In the first fiscal quarter of 2013, we made adjustments to the acquisition price related to working capital adjustments pursuant to the relevant acquisition agreement together with adjustments to preliminary measurements of net tangible assets. In the second fiscal quarter of 2013, we made further adjustments to preliminary measurements of fair values of net tangible assets, resulting in the revised values noted below (in thousands):

	Original Values	Revised Values
Tangible net assets	$31,842	$33,562
Intangible assets	77,600	77,600
Deferred income tax liabilities	(26,663)	(26,663)
Goodwill	30,994	29,958
Total acquisition price	$113,773	$114,457

The total acquisition consideration of $114.5 million was determined based on the terms of the relevant acquisition agreement which consisted of a) $100.0 million in cash, subject to a $2.6 million decrease based on MicroProbe's working capital as of the consummation of the MicroProbe Acquisition relative to an agreed-upon target and b) 3,020,944 shares of FormFactor's common stock valued at the closing market price of $4.57 per share on October 16, 2012, and the fair value of a settlement related to patent litigation between the two parties of $3.3 million. We recorded $77.6 million of identifiable intangible assets and $6.9 million of net tangible assets, net of $26.7 million of deferred income tax liabilities, based on their estimated fair values, and $30.0 million of goodwill.

The results of operations of the MicroProbe business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. For the six months ended June 29, 2013, the contribution of the acquired MicroProbe business to our total revenues was $42.6 million. The portion of total expenses and net income associated with the acquired MicroProbe business was not separately identifiable due to the integration with our operations.
Pro forma financial information

The following unaudited supplemental pro forma information presents the combined results of operations of FormFactor and MicroProbe for the six months ended June 29, 2013 and six months ended June 30, 2012, as if the MicroProbe Acquisition had been completed at the beginning of fiscal 2011. The pro forma financial information includes adjustments to reflect one-time charges and amortization of fair value adjustment in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•
A net adjustment in amortization expense and add-back expenses were $1.5 million and $3.0 million for the three months ended June 29, 2013 and 2012, respectively and $3.0 million and $6.0 million for six month ended June 29, 2013 and June 30, 2012, related to the fair value of acquired identifiable intangible assets.

•
The exclusion of other non-recurring expenses of $0.5 million and $1.6 million for the three and six months ended June 29, 2013 were primarily related to the fair value step-up to acquired inventory and fixed assets.

•	Exclusion of $0.3 million and $1.2 million integration and acquisition costs incurred in the three and six months ended June 29, 2013, respectively.
The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	$62,733	$79,648	$115,353	$141,656
Net loss	(6,410)	(4,679)	(22,662)	(21,250)
Net loss per share - basic	$(0.12)	$(0.09)	$(0.42)	$(0.40)

Note 5 — Intangible Assets and Goodwill

The changes in the carrying amount of goodwill, which is not deductible for tax purposes for the three and the six months ended June 29, 2013, were as follows (in thousands):

Goodwill	Amount
Balance as of December 29, 2012	$30,994
Working capital adjustments affecting the MicroProbe purchase price	684
Change in fair value of net intangible and tangible assets	(578)
Balance as of March 30, 2013	31,100
Sale of subsidiary	(177)
Change in value of net tangible assets	(965)
Balance as of June 29, 2013	$29,958

In the first fiscal quarter of 2013, we increased goodwill by $684 thousand in connection with the working capital adjustments pursuant to the acquisition agreement, and decreased goodwill by $578 thousand resulting from a number of revisions to preliminary fair value measurements of net tangible assets. In the second fiscal quarter of 2013, goodwill was decreased by $177 thousand in connection with the sale of a subsidiary of MicroProbe and by $965 thousand for further revisions to preliminary fair value measurements, principally resulting from the adjustment of a liability assumed in the acquisition resulting from a settlement.

The Company has not recorded any historical goodwill impairment as of June 29, 2013.
The Company determined the total consideration paid for its acquisition of MicroProbe as well as the fair value of the assets acquired and liabilities assumed as of the date of acquisition. The fair value of the assets acquired and liabilities assumed continue to be preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with the purchase agreement, and estimated values of certain net tangible assets and liabilities including tax balances, pending the completion of final studies and subject to change to further adjustments as the Company continues to finalize the valuation of the net tangible and intangible assets as soon as practicable, but not later than one-year from the acquisition date.

The changes in intangible assets during the six months ended June 29, 2013 and the net book value of intangible assets as of December 29, 2012 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets	December 29, 2012	Additions (Disposals)	June 29, 2013	December 29, 2012	Expense, net	June 29, 2013	December 29, 2012	June 29, 2013	June 29, 2013
Existing developed technologies	$37,048	$14,200	$51,248	$6,055	$6,148	$12,203	$30,993	$39,045	2.82
Trade name	4,500	(112)	4,388	94	217	311	4,406	4,077	9.29
Customer relationships	17,000	—	17,000	445	1,068	1,513	16,555	15,487	7.29
Non-compete agreement	100	—	100	21	50	71	79	29	0.29
Backlog	3,500	—	3,500	2,594	906	3,500	906	—	—
Favorable lease asset	300	—	300	63	150	213	237	87	0.29
Total finite-lived intangible assets	62,448	14,088	76,536	9,272	8,539	17,811	53,176	58,725
In-process research and development	21,100	(14,200)	6,900	—	—	—	21,100	6,900
Total intangible assets	$83,548	$(112)	$83,436	$9,272	$8,539	$17,811	$74,276	$65,625
During the three months ended March 30, 2013, one of the purchased in-process research and development (IPR&D) projects from the MicroProbe Acquisition with a carrying value of $10.1 million was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life. During the three months ended June 29, 2013, a further purchased IPR&D project from the MicroProbe Acquisition with a carrying value of $4.1 million was completed and reclassified as a finite-lived intangible asset and is currently being amortized over its estimated useful life.
The remaining IPR&D assets are classified as indefinite lived intangible assets that are are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and at the start of commercialization. The fair values assigned to IPR&D assets were determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be expensed in the Consolidated Statement of Operations. .

For the three months ended June 29, 2013 amortization expense of $3.4 million and $0.8 million was included in the cost of revenues and selling, general and administrative expenses, respectively. For the six months ended June 29, 2013 amortization expense of $7.0 million and $1.5 million was charged to cost of revenues and selling, general and administrative expense, respectively. For the three and six months ended June 30, 2012, $0.3 million and $0.6 million of amortization expense was charged to cost of revenues, respectively.
Based on the carrying values of the finite-lived intangible assets recorded as of June 29, 2013 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013	$8,156
2014	18,780
2015	12,739
2016	8,720
2017	2,551
thereafter	7,779
Total	$58,725

Note 6 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the six months ended June 29, 2013 and June 30, 2012 are discussed below.

2013 Restructuring Activities

In the first fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded $4.0 million of restructuring charges during the first fiscal quarter of 2013, which was comprised of $1.3 million in severance and related benefits, and recorded $2.7 million in impairment charges for certain equipment that would no longer be utilized. As a result of the Q1 2013 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation in the range of $2.0 million to $2.5 million in subsequent quarters.

In the second quarter of 2013, we recorded $0.1 million of severance and related benefits due to the reduction of 4 employees across the organization.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the first fiscal quarter of 2014. As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

2012 Restructuring Activities

There were no restructuring charges in the first quarter of 2012. In the second fiscal quarter of 2012, we recorded $0.1 million in charges for severance and related benefits to restructuring activities.

The activities in the restructuring accrual for the six months ended June 29, 2013 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2012	$548	$—	$68	$616
Restructuring charges	1,468	2,743	14	4,225
Cash payments	(1,552)	(32)	(17)	(1,601)
Asset impairment		(2,743)		(2,743)
Adjustments to restructuring charges	(152)	(5)		(157)
Other settlements	9	37	(65)	(19)
Accrual at June 29, 2013	$321	$—	$—	$321

Note 7 — Fair Value

We use fair value measurements to record fair value adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. Our goodwill, intangible assets and liabilities and a note receivable are measured at fair value on a non-recurring basis.

The accounting standard for fair value defines fair value, establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance. The accounting standard establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The standard describes a fair value hierarchy based on three levels of inputs, the first-two of which are considered observable and the last unobservable. We apply the following fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Fair value measured on a recurring basis as of June 29, 2013 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$25,837	$—	$25,837
Agency securities (Federal)
Commercial paper	—	5,996	5,996
U. S. Treasuries	—	52,529	52,529
Agency securities	—	38,837	38,837
Total	$25,837	$97,362	$123,199

Fair value measured on a recurring basis as of December 29, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$54,732	$—	$54,732
Marketable securities
U. S. Treasuries	—	43,587	43,587
Agency securities	—	49,958	49,958
Total	$54,732	$93,545	$148,277

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

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three and six months ended June 29, 2013 and June 30, 2012 and we hold no Level 3 investments.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets and liabilities at fair value on a non-recurring basis. See Note 5-Intangible Assets and Goodwill, for further details.

As of June 29, 2013, our financial asset that was recorded at fair value on a non-recurring basis comprised of a note receivable from The MicroManipulator Company (TMMC) , a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC manufactures manual, analytical probe stations and accessories. As of June 29, 2013, TMMC's assets were sold to its management team for a purchase consideration of $1.0 million, of which $180 thousand was received in cash and $820 thousand in the form of a note receivable to be repaid over 7 years at a 5% interest rate. We classified this note receivable at a Level 3 category in the fair value hierarchy and determined its fair value utilizing the income method by applying a weighted average cost of capital discount rate to arrive at the net present value of the note receivable of approximately $470 thousand.

Note 8 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at June 29, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasuries	$52,495	$51	$(17)	$52,529
Commercial paper	5,996			5,996
Agency securities (Federal)	38,833	16	(12)	38,837
	$97,324	$67	$(29)	$97,362

Marketable securities at December 29, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U. S. Treasuries	$43,490	$97	$—	$43,587
Agency securities (Federal)	49,896	63	(1)	49,958
	$93,386	$160	$(1)	$93,545

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of June 29, 2013 and December 29, 2012, respectively.

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

Contractual maturities of marketable securities as of June 29, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$75,333	$75,374
Due after one year to five years	21,991	21,988
	$97,324	$97,362

Realized gains and losses on sales and maturities of marketable securities were immaterial for the six months ended June 29, 2013 and June 30, 2012, respectively.

Note 9 — Allowance for Doubtful Accounts

A majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in an increase in our operating expense.

During the six months ended June 29, 2013, we did not record any additional provision for doubtful accounts. During the six months ended June 30, 2012 we recorded an additional provision for doubtful accounts in the amount of $30 thousand related to a receivable from a customer that petitioned for bankruptcy. During the six months ended June 29, 2013, we released a total of $19 thousand of previously reserved bad debts and wrote off $94 thousand of uncollectable accounts receivable.

A reconciliation of the changes in our allowance for doubtful accounts receivable for the six months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	June 29, 2013	June 30, 2012
Balance at beginning of period	$290	$238
Additions	—	30
Reductions	(19)	—
Balance at end of period	$271	$268

Note 10 — Inventories

Inventories consisted of the following (in thousands):

	June 29, 2013	December 29, 2012
Raw materials	$8,038	$8,702
Work-in-progress	15,168	11,181
Finished goods	2,924	3,733
	$26,130	$23,616

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

We reclassified inventory reserves between work-in-process and finished goods as of December 31, 2012 to conform to current year presentation.

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

A reconciliation of the changes in our warranty liability for the six months ended June 29, 2013 and June 30, 2012 is as follows (in thousands):

	June 29, 2013	June 30, 2012
Balance at beginning of period	$734	$330
Accruals	109	497
Settlements	(532)	(383)
Balance at the end of period	$311	$444

Note 12 — Long-lived Assets

Impairment of Long-lived Assets

During the three and six months ended June 29, 2013, we recorded $0.1 million and $0.2 million related to manufacturing assets we no longer utilize. During the three and six months ended June 30, 2012, we recorded an impairment of $0.1 million and $0.2 million related to certain assets which were previously held for sale that were subsequently determined to no longer have any sales value or use in future operations. These charges are included in Impairments of long-lived assets in the Condensed Consolidated Statements of Operations in their respective periods.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 29, 2013	December 29, 2012
Building	$790	$790
Machinery and equipment	149,736	140,320
Computer equipment and software	38,050	38,092
Capital leases	2,525	2,367
Furniture and fixtures	5,990	6,249
Leasehold improvements	69,992	71,418
Sub total	267,083	259,236
Less: accumulated depreciation and amortization	(231,571)	(227,126)
Net long-lived assets	35,512	32,110
Construction-in-progress	4,118	13,405
Total	$39,630	$45,515

Note 13 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income were as follows (in thousands):

	June 29, 2013	December 29, 2012
Unrealized loss on marketable securities, net of tax of $428 at June 29, 2013 and December 29, 2012, respectively	$(390)	$(270)
Cumulative translation adjustments	418	1,985
Accumulated other comprehensive income	$28	$1,715

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

Stock Options

Stock option activity under our equity incentive plans during the six months ended June 29, 2013 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2012	4,208,847	$13.11	3.69	$—
Options granted	—	—	0.00	—
Options exercised	(20,000)	5.28	0.00	—
Options canceled	(456,179)	15.84	0.00	—
Outstanding at June 29, 2013	3,732,668	$12.82	3.21	$32,250
Vested and expected to vest at June 29, 2013	3,706,544	$12.85	3.20	$28,772
Exercisable at June 29, 2013	3,125,370	$13.51	3.01	$—

    No stock options were granted for the six months ended June 29, 2013 and there were 20 thousand stock options exercised during the same period. The intrinsic value of option exercises during the six months ended June 29, 2013 was $10 thousand. Cash received from stock option exercises during the six months ended June 29, 2013 was $106 thousand.

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the six months ended June 29, 2013 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 29, 2012	2,228,946	$7.66
Awards granted	1,624,000	5.01
Awards vested	(644,407)	8.79
Awards canceled	(176,062)	9.04
Restricted stock units at June 29, 2013	3,032,477	$5.92

On May 6, 2013, we issued 355,000 shares of restricted stock units to seven senior executives and one non-executive of our company that will vest based on certain market performance criteria. The performance criteria are based on the Company's Total Shareholder Return (TSR) for the period from April 1, 2013 to March 31, 2015 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2013. The compensation cost will be recognized ratably over the requisite service period. As of June 29, 2013, we recorded $0.1 million of stock-based compensation expense related to these awards.

The total fair value of restricted stock units vested during the three and six months ended June 29, 2013 was $3.5 million and $5.7 million, respectively. The total fair value of restricted stock units vested during the three and six months ended June 30, 2012 was $2.3 million and $2.7 million, respectively.

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan, the offering periods are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

Note 15 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock-based compensation included in:
Cost of revenues	$638	$716	$1,162	$1,229
Research and development	841	1,249	1,842	2,298
Selling, general and administrative	1,653	1,513	3,163	2,994
Total stock-based compensation	3,132	3,478	6,167	6,521
Tax effect on stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$3,132	$3,478	$6,167	$6,521

Stock Options

During the three and six months ended June 29, 2013, we did not grant any stock options. During the three months ended June 30, 2012, we did not grant any stock options. During the six months ended June 30, 2012 we granted 45 thousand stock options under the 2002 Plan with a weighted average grant-date fair value of $1.84 per share. The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	—%	47.7%
Risk-free interest rate	—%	—%	—%	0.46%
Expected term (in years)	0	0	0	3.49

Employee Stock Purchase Plan

During the three months ended June 29, 2013 and June 30, 2012, there were no shares issued. During the six months ended June 29, 2013 and June 30, 2012, we issued 286,928 and 293,161 shares, respectively. The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	38.4%	47.0%	40.7%	47.6%
Risk-free interest rate	0.11%	0.09%	0.15%	0.12%
Expected term (in years)	0.5	0.5	0.6	0.5

Unrecognized Compensation Costs

At June 29, 2013, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$1,472	1.00
Restricted stock units	10,644	1.76
Employee Stock Purchase Plan	62	0.09
Total unrecognized stock-based compensation expense	$12,178

Note 16 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share for the three and six months ended June 29, 2013 and June 30, 2012, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Net loss used in computing basic and diluted net loss per share	$(8,407)	$(4,217)	$(28,180)	$(21,671)
Denominator:
Weighted-average shares used in computing basic net loss per share	54,105	49,817	53,886	49,652
Add potentially dilutive securities	—	—	—	—
Weighted average shares used in computing basic and diluted net loss per share	54,105	49,817	53,886	49,652

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Options to purchase common stock	3,970	4,464	4,075	4,538
Restricted stock units	523	1,304	622	1,258
Employee stock purchase plan	31	32	18	10
Total potentially dilutive securities	4,524	5,800	4,715	5,806

Note 17 — Income Taxes

We recorded an income tax provision of $0.2 million for international subsidiaries for the three months ended June 29, 2013 and benefit of $5 thousand, for the six months ended June 29, 2013 as compared to an income tax benefit of $1.6 million and $1.4 million, respectively for the three and six months ended June 30, 2012. The income tax benefit for the six months ended June 29, 2013, primarily relates to reinstatement of the Federal R&D tax credit which was retroactively applied to 2012. The income tax benefits for the three and six months ended June 30, 2012 reflect a $1.6 million release of reserve for uncertain tax positions related to the lapsing of statutes of limitations in our U.S. jurisdiction, offset by income tax expense in our non-U.S. jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

The liability for uncertain tax positions is classified as a long-term income tax liability as payments are not anticipated over the next 12 months. It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expire without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur. Unrecognized tax benefits remained flat at $17.2 million for the six months ended June 29, 2013. If recognized, $2.5 million of these unrecognized tax benefits (net of Federal tax benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended June 29, 2013 and June 30, 2012, we recognized an interest benefit, net of penalties, of approximately $3 thousand and $0.4 million, respectively. As of the six months as of June 29, 2013 and June, 30, 2012, we have accrued total interest and penalties of $0.2 million and a benefit, net of penalties, of $0.4 million related to the uncertain tax positions, respectively.

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
Our lease and purchase obligations have not materially changed during the six months ended June 29, 2013 from those disclosed in our Annual Report on Form 10K for the fiscal year ended December 29, 2012.
Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2012 or 2011. In fiscal 2010 we did receive one notice of violation from the City of Livermore regarding a violation of certain applicable waste water discharge limits. For the notice received, we promptly investigated the violation, took what we believed to be appropriate steps to address the cause of the violation, and implemented corrective measures to prevent a recurrence. We did not receive any notices of violations of environmental laws and regulations during the first-six months of our fiscal 2013. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of June 29, 2013.

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
 Indemnification Arrangements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements in our consolidated balance sheet as of June 29, 2013.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the six months ended June 29, 2013, we were not involved in any material legal proceedings. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the fiscal quarter ending June 29, 2013, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, is currently, and may in the future be, involved in commercial litigation relating to intellectual property.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of June 29, 2013.

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

The following table provides information about our foreign currency forward contracts outstanding as of June 29, 2013 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	15,358	$154
Taiwan Dollar	Buy	(10,165)	(341)
Korean Won	Buy	(186,432)	(163)
Total USD notional amount of outstanding foreign exchange contracts			$(350)

The contracts were entered into on June 28, 2013 and mature on July 26, 2013. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of June 29, 2013. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and six months ended June 29, 2013.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and six months ended June 29, 2013 and June 30, 2012 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Gain Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Foreign exchange forward contracts	Other income, net	$(23)	$(360)	$(251)	$1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, such as projected market demands, projected technologies and products and industry acceptance and adoption of same, research and development programs, and sales and marketing initiatives, and financial results and operating results such as revenues, gross margins, operating expenses, projected costs and capital expenditures,and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. Semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on semiconductor die, or chips, prior to wafer singulation. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and electrically connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor, parametric or in-line probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology and our ATRE™ test technology.
During the three and six months ended June 29, 2013, total revenue increased by 14% and 29%, respectively, compared to the corresponding period in fiscal 2012. During the three and six months ended June 29, 2013, DRAM sales were down 30% and 19%, respectively, compared to the corresponding period in fiscal 2012. SoC sales for the three and six months ended June 29, 2013 increased 288% and 262%, respectively, compared to the corresponding periods in fiscal 2012, primarily attributable to the MicroProbe Acquisition, as defined below. Flash memory sales for the three and six months ended June 29, 2013, declined 12% and 14%versus the same period of fiscal 2012 due to lower market demand.

We incurred a net loss of $28.2 million in the first six months of fiscal 2013 as compared to a net loss of $21.7 million in the first six months of fiscal 2012. The increase in net loss period over period is primarily attributable to an increase in restructuring costs and higher intangible amortization costs and amortization of inventory step-up and backlog related to the MicroProbe Acquisition. The amortization of the inventory and backlog step-up is complete. Amortization expense related to the MicroProbe Acquisition totaled $9.0 million for the first six months of fiscal 2013, which includes amortization of the fixed asset fair value step-up. We also incurred acquisition and integration costs totaling $1.2 million that were not incurred in the corresponding period of 2012. Excluding these non-recurring and MicroProbe Acquisition related costs, our gross margins and operating margins improved as a result of our ongoing initiatives to reduce manufacturing overhead costs, lower production material costs and reduce operating expenses.

Our cash, cash equivalents and marketable securities totaled $155 million as of June 29, 2013, as compared to $166 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first fiscal quarter of 2013. In the second fiscal quarter of 2013 we generated approximately $1 million of cash. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in future fiscal quarters.

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

MicroProbe Acquisition. On October 16, 2012, pursuant to an Agreement and Plan of Merger and Reorganization dated as of August 31, 2012, a wholly-owned subsidiary of FormFactor merged with and into Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition").
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

Research and Development. Research and development expenses include expenses related to product development, design, engineering and material costs. All research and development costs are expensed as incurred. We plan to continue to invest in research and development activities to improve and enhance existing product technologies, to develop new products and product architectures, and to develop new technologies for current and new products and for new applications.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	73.8	70.5	77.9	77.3
Gross profit	26.2	29.5	22.1	22.7
Operating expenses:
Research and development	17.4	19.9	18.9	24.3
Selling, general and administrative	21.5	21.0	24.4	25.3
Restructuring charges, net	0.1	0.2	3.5	0.1
Loss on sale of subsidiary	0.5	—	0.3	—
Impairments of long-lived assets	0.2	0.1	0.2	0.3
Total operating expenses	39.7	41.2	47.3	50.0
Operating loss	(13.5)	(11.7)	(25.2)	(27.3)
Interest income, net	0.2	0.3	0.2	0.4
Other income, net	0.3	1.0	0.5	1.1
Loss before income taxes	(13.0)	(10.4)	(24.5)	(25.8)
Provision for (benefit from) income taxes	0.3	(2.8)	—	(1.6)
Net loss	(13.3)%	(7.6)%	(24.5)%	(24.2)%

Three and six months ended June 29, 2013 and June 30, 2012:

Revenues

Revenues by Market

	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
	(In thousands, except percentages)
DRAM	$26,679	$38,042	(29.9)%	$48,649	$59,966	(18.9)%
Flash	8,539	9,686	(11.8)	12,758	14,744	(13.5)
SoC	27,515	7,085	288.4	53,946	14,909	261.8
Total revenues	$62,733	$54,813	14.4%	$115,353	$89,619	28.7%

Revenues for the three and six months ended June 29, 2013 increased 14%, or $7.9 million, and 29%, or $25.7 million, respectively compared to the corresponding periods in the prior year. For the three months ended June 29, 2013, our revenue declined approximately 30% in in our DRAM products and 12% in our Flash memory products, and increased 288% in our SoC products as compared to the corresponding periods in the prior year. These fluctuations in revenue were primarily driven by unit volume in the DRAM and Flash memory product markets and our MicroProbe acquisition in the SoC product market. Smart phone and tablet DRAM demand increased in the three months ended June 29, 2013 compared to the corresponding period in 2012, offset partially by a drop in PC-related DRAM demand.

The reduction in Flash memory revenue was primarily in the NOR area resulting from soft first and second quarter fiscal 2013 demand for the sector.

     Overall, our SoC revenues increased by $20.4 million and $39.0 million in the first three and six months of fiscal 2013, respectively, compared to the same period in 2012, primarily due to the MicroProbe Acquisition.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 29, 2013	% of Revenue	June 30, 2012	% of Revenue	June 29, 2013	% of Revenue	June 30, 2012	% of Revenue
	(In thousands, except percentages)
Taiwan	$16,824	26.8%	$13,946	25.4%	$31,175	27.0%	$21,081	23.5%
Japan	3,365	5.4	7,687	14.0	8,427	7.3	11,374	12.7
North America	15,350	24.5	5,179	9.5	29,616	25.7	8,662	9.7
South Korea	15,073	24.0	19,977	36.5	25,207	21.9	35,944	40.1
Asia-Pacific (1)	6,367	10.1	6,463	11.8	12,262	10.6	9,655	10.8
Europe	5,754	9.2	1,561	2.8	8,666	7.5	2,903	3.2
Total revenues	$62,733	100.0%	$54,813	100.0%	$115,353	100.0%	$89,619	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The increase in North America, Taiwan, Asia-Pacific and Europe sales for the three and six months ended June 29, 2013, when compared to the same periods in 2012, is driven by SOC product shipments primarily from our MicroPobe Acquisition. MicroProbe's sales were not included in our first and second quarter of fiscal 2012. The decrease in South Korea revenues was primarily due to reduced DRAM and Flash memory demand in the first and second quarter of fiscal 2013 based on overall end-market demand as compared to the equivalent periods in fiscal 2012. The decrease in Japan sales was driven by lower demand for our SmartMatrix product at a major mobile DRAM producer.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
SK hynix (1)	20.1%	36.1%	19.7%	36.4%
Samsung (2)	*	*	*	11.9%
Intel (3)	14.6%	*	16.1%	*
	34.7%	36.1%	35.8%	48.3%
 _______________________________________________________________________________________________

(1)	Includes SK hynix and its consolidated subsidiary SK hynix Semiconductor (China) Ltd.
(2) Includes Samsung Semiconductor, Inc. and its consolidated subsidiary Samsung Austin Semiconductor

(3)	Includes Intel Corporation and its consolidated subsidiary Intel mobile communications South East Asia PTE LTD and Componente Intel de Costa Rica

*	Less than 10% of revenues.

 Intel is a new 10% of revenues or greater customer as a result of the MicroProbe Acquisition.

Gross Profit

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Gross profit	$16,405	$16,167	$25,480	$20,323
% of revenues	26.2%	29.5%	22.1%	22.7%

Gross profit fluctuates with revenue, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 29, 2013, the amount of gross profit increased compared to the same period in the prior year, primarily due to gross profit from the MicroProbe Acquisition, favorable product mix, higher factory utilization, lower material costs, lower labor expenses and reduced overhead charges as a result of our cost reduction initiatives. This was offset by higher intangible amortization expenses associated with the MicroProbe Acquisition.

For the three and six months ended June 29, 2013, the primary driver for the improvement in gross profit was the MicroProbe Acquisition and factory utilization related to our DRAM and Flash memory products. MicroProbe's financial results are not included in gross profit for the six months ended June 30, 2012. Our gross profit improvement was also driven by our cost reduction activities including the cessation of our Japan assembly and test activities in the fourth quarter of 2012, other personnel restructuring actions and material cost reduction initiatives. Gross profit improvement was offset by an increase in net inventory provision charges of $1.2 million in the second fiscal quarter of 2013 and $2.4 million for the first-six months of fiscal 2013. For the three and six months ended June 29, 2013, the value of previously reserved materials that were used in manufacturing and shipped was $0.5 million and $0.8 million, respectively.

Gross profit also benefited from higher production volume driven by higher sales. This led to higher factory utilization on a relatively fixed base of overhead costs and resulted in improvements to our gross profits for our DRAM and Flash memory products.

Gross profit included stock-based compensation of $0.6 million and $1.2 million for the three and six months ended June 29, 2013, respectively, compared to $0.7 million and $1.2 million for the three to six months ended June 30, 2012, respectively.

Following the MicroProbe Acquisition, gross profit also included $3.4 million and $7.4 million of amortization of intangible assets, inventory step-up and backlog in the three and six months ended June 29, 2013, respectively.

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

Research and Development

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Research and development	$10,915	$10,935	$21,844	$21,782
% of revenues	17.4%	19.9%	18.9%	24.3%

Research and development expenses for the three and six months ended June 29, 2013 were unchanged and increased $0.1 million, respectively, compared to the same periods in the prior year. While research and development expenses increased due to the MicroProbe Acquisition, this increase was offset by a decrease in certain new technology product development related costs and a decrease in other expenses as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased 2.5% during the three months ended June 29, 2013 from the comparable period of the prior year.

In the three and six months ended June 29, 2013, costs related to our research and development activities increased from fiscal 2012 due to a net increase in headcount and personnel related costs of $0.8 million and $2 million, respectively, primarily due to the Microprobe Acquisition. This increase was partially offset by reduced headcount from ongoing restructuring activities. In the first six months of fiscal 2013, we also reduced project and material costs of $0.7 million primarily due to our decision to suspend activities for our next generation DRAM Matrix product and terminate certain SOC product development activities.

Stock-based compensation expenses included in research and development expenses were $0.8 million and $1.8 million for the three and six months ended June 29, 2013, respectively, compared to $1.2 million and $2.3 million for the three and six months ended June 30, 2012, respectively.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Selling, general and administrative	$13.487	$11,531	$28,105	$22,679
% of revenues	21.5%	21.0%	24.4%	25.3%

Selling, general and administrative expenses for the three and six months ended June 29, 2013 increased $2.0 million and $5.4 million, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses increased primarily due to the MicroProbe Acquisition.

For the three and six months ended June 29, 2013, salary and payroll related costs for selling, general and administrative functions increased by $0.8 million and $2.4 million, respectively, as compared to the same periods in the prior year primarily due to the MicroProbe Acquisition. Additionally, integration and related costs increased by $1.1 million and $2.7 million, respectively for the three and six months ended June 29, 2013.

Stock-based compensation expenses included within selling, general and administrative expense were $1.7 million and $3.2 million, respectively for the three and six months ended June 29, 2013 compared to $1.5 million and $3.0 million, respectively for the same periods in the prior year. Stock-based compensation expense increased due to grants to MicroProbe employees.

Restructuring Costs, net

	Three Months Ended		Six Months Ending
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Restructuring costs, net	$92	$136	$4,072	$103
% of revenues	0.1%	0.2%	3.5%	0.1%

For the three and six months ended June 29, 2013, restructuring charges decreased by $44 thousand and $4.0 million, respectively from the comparable periods of the prior year. Our restructuring activities are discussed below.

2013 Restructuring Activities

In the first-fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. Total restructuring charges for the quarter were $4.0 million for severance and related benefits and impairment charges for certain equipment, associated with our decision to suspend our next generation DRAM Matrix and terminate certain SoC product development initiatives. The activities comprising this reduction in workforce were completed at the end of the second quarter of fiscal 2013. Anticipated cost savings associated with these actions range from $2.0 million to $2.5 million per quarter in subsequent quarters.

In the second quarter of 2013 we recorded restructuring charges of $0.1 million as we reduced our workforce by four employees.

2012 Restructuring Activities

In the second quarter of 2012, we recorded $0.1 million in charges for severance and related benefits during the quarter related to restructuring activities.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the first quarter of fiscal 2014.

Loss on Sale of Subsidiary

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Loss on sale of subsidiary	$300	$—	$300	$—
% of revenues	0.5%	—%	0.3%	—%

On June 29, 2013, we sold TMMC, a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC manufactures manual, analytical probe stations and accessories. TMMC's assets were sold to its management team for a purchase consideration of $1.0 million. FormFactor received $180 thousand in cash upon the sale in the second fiscal quarter of 2013 and an $820 thousand note to be repaid over 7 years at a 5% interest rate. The fair value of the note was discounted to $470 thousand as of June 29, 2013. We included goodwill of $177 thousand and a trademark intangible asset, net of accumulated amortization, of $104 thousand in the loss on disposal of a subsidiary. We recorded a net loss on the sale of TMMC's assets of $300 thousand.

Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Impairment of long-lived assets	$121	$61	$179	$229
% of revenues	0.2%	0.1%	0.2%	0.3%

During the three and six months ended June 29, 2013, we recorded an impairment charge of $121 thousand and 179 thousand, respectively, related to certain manufacturing assets which will no longer be utilized.

During the six months ended June 30, 2012, we recorded an impairment charge of $0.2 million related to certain assets which were previously held for sale that determined to no longer be salable and would be used for internal purposes.

Management believes it is reasonably possible that additional impairment charges that would further reduce the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2013 if we are unable to achieve operating results anticipated by our forecasted financial plan.

Interest Income, Net and Other Income, Net

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Interest income, net	$96	$182	$203	$394
% of revenue	0.2%	0.3%	0.2%	0.4%
Other income, net	$209	$546	$632	$956
% of revenues	0.3%	1.0%	0.5%	1.1%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and six months ended June 29, 2013 as compared with the same periods of the prior year was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $154.9 million at June 29, 2013 compared to $166.1 million at December 29, 2012, and $278.0 million at June 30, 2012. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended June 29, 2013 and June 30, 2012 was 0.29% and the weighted average yield for the six months ended June 29, 2013 and June 30, 2012 was 0.30% and 0.31%, respectively.

Other income, net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income, net for the three and six months ended June 29, 2013 compared to June 30, 2012, was due primarily to foreign currency exchange losses. Also, the second fiscal quarter of 2012 contained a patent settlement.

Provision for (Benefit From) Income Taxes

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$202	$(1,551)	$(5)	$(1,449)
Effective tax rate	(2.5)%	26.9%	0.02%	6.3%

We recorded an income tax expense of $0.2 million and an income tax benefit of $5 thousand for the three and six months ended June 29, 2013, respectively, and an income tax benefit of $1.6 million and $1.4 million for the three and six months ended June 30, 2012.

The income tax benefit for the six months ended June 29, 2013, primarily relates to the reinstatement of the Federal R&D tax credit which was retroactively applied to 2012. The income tax benefits for the three and six months ended June 30, 2012 reflect a $1.6 million release of reserve for uncertain tax positions related to the lapsing of statute of limitations in our U.S. jurisdiction, offset by income tax expense in our non-U.S. jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

We recognized interest charges and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended June 29, 2013 we recognized an interest benefit, net of penalties, of $3 thousand, and for the six months ended June 29, 2013 we recognized interest and penalties of approximately $0.2 million. We recognized an interest benefit, net of penalties, of approximately $0.4 million for both the three and six months ended June 30, 2012.

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

Liquidity and Capital Resources

 Capital Resources: Our working capital was $186.5 million at June 29, 2013 and $194.1 million at December 29, 2012. The decrease in working capital in the six months ended June 29, 2013 was primarily due to the use of cash, cash equivalents and marketable securities in the first half of 2013 to fund operations and fixed asset purchases.

Cash and cash equivalents consist of deposits held at banks, money market funds, U.S. government securities and commercial paper that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, and limits the types of acceptable investments, concentration as to security holder and duration of the investment.
Our cash, cash equivalents and marketable securities totaled approximately $154.5 million at June 29, 2013, as compared to $165.8 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the six months ended June 29, 2013. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2013.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 50 days at June 29, 2013 compared with 49 days at December 29, 2012. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). DSO remained relatively flat as of June 29, 2013 as compared to December 29, 2012 due to our collection efforts.

	Six Months Ended
	June 29, 2013	June 30, 2012
	(In thousands)
Net cash used in operating activities	$(5,595)	$(14,824)
Net cash provided by (used in) investing activities	(9,523)	20,641
Net cash provided by financing activities	$990	$1,179

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 29, 2013 was primarily attributable to the net change in operating assets and liabilities. Our net loss of $28.2 million was offset by $29.6 million of non-cash charges consisting primarily of $6.2 million of stock-based compensation, $14.6 million of depreciation and amortization, $2.7 million of assets written-off as part of our restructuring plan and $4.9 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the six months ended June 29, 2013 was a use of cash of $7.0 million. The change was comprised of an increase in our accounts receivable of $10.7 million, due to an increase in sales transactions closer to our quarter end, an increase in inventory of $7.6 million as we built more inventory to support higher forecasted demand in future quarters, offset in part by an increase of $5.1 million in accounts payable driven by the timing of invoice receipt and payments to vendors, receipt of refundable taxes of $4.4 million and decrease of other current assets of $3.5 million. Cash used also included a reduction of $2.6 million in accrued liabilities.
Net cash used in operating activities for the six months ended June 30, 2012 was primarily attributable to our net loss of $21.7 million offset in part by $16.0 million of non-cash charges consisting primarily of $6.5 million of stock-based compensation, $5.4 million of depreciation and amortization and $2.5 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the six months ended June 30, 2012 was a use of cash of $9.1 million comprising an increase in our accounts receivable of $15.1 million due to an increase in sales as well as the timing of transactions closer to our quarter end and an increase in inventory of $4.8 million to support higher forecasted demand in future quarters, offset in part by an increase of $7.8 million in accounts payable driven by the timing of invoice receipts and payments to vendors.
Cash flows from investing activities: Net cash used in investing activities for the six months ended June 29, 2013 was primarily related to purchases of marketable securities totaling $51.1 million, and cash used in the acquisition of property and equipment of $5.1 million, offset by $45.0 million of proceeds from maturities of marketable securities. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Our investment portfolio has not been materially impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the six months ended June 30, 2012 was primarily related to $94.5 million of proceeds from maturities and sales of marketable securities partially offset by purchases of marketable securities totaling $69.9 million, and $3.9 million cash used in the acquisition of property and equipment for new product technology.
Cash flows from financing activities: Net cash provided by financing activities for the six months ended June 29, 2013 and June 30, 2012 included $1.3 million and $1.2 million, respectively from proceeds received from the issuance of common stock and awards.

Our cash, cash equivalents and marketable securities declined in the six months ended June 29, 2013. We continue to focus on improving our operating efficiency to increase operating cash flows. Our actions have included implementing operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects, focusing on timely customer collections and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in increasing revenues, improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in the remaining fiscal quarters of 2013.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 29, 2013, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. Our critical accounting policies have not changed during the six months ended June 29, 2013.

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 29, 2013 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2012. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on

Form 10-K for the year ended December 29, 2012 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	August 5, 2013	By:	/s/ Michael M. Ludwig

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