Form 10-Q
period 2013-09-28
FORMFACTOR INC
filed 2013-11-01
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of October 31, 2013, 54,566,548 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$67,634	$41,262	$182,987	$130,881
Cost of revenues	55,088	33,110	144,961	102,406
Gross profit	12,546	8,152	38,026	28,475
Operating expenses:
Research and development	10,301	8,573	32,145	30,355
Selling, general and administrative	12,952	11,594	41,057	34,273
Restructuring charges, net	143	2,481	4,215	2,584
Loss on sale of subsidiary	—	—	300	—
Impairment of long-lived assets	15	143	194	372
Total operating expenses	23,411	22,791	77,911	67,584
Operating loss	(10,865)	(14,639)	(39,885)	(39,109)
Interest income, net	95	163	298	557
Other income (expense), net	(91)	171	541	1,127
Loss before income taxes	(10,861)	(14,305)	(39,046)	(37,425)
Provision for (benefit from) income taxes	(147)	173	(152)	(1,276)
Net loss	$(10,714)	$(14,478)	$(38,894)	$(36,149)
Net loss per share:
Basic and Diluted	$(0.20)	$(0.29)	$(0.72)	$(0.73)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	54,437	50,154	54,070	49,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net loss	$(10,714)	$(14,478)	$(38,894)	$(36,149)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	267	435	(1,298)	161
Unrealized gains (losses) for the period	10	44	(112)	(62)
Net (gains)/losses reclassified into earnings	—	—	—	(1)
Other comprehensive (loss) income, net of tax	277	479	(1,410)	100
Comprehensive loss	$(10,437)	$(13,999)	$(40,304)	$(36,049)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 28, 2013	December 29, 2012
ASSETS
Current assets:
Cash and cash equivalents	$59,470	$72,243
Marketable securities	96,868	93,545
Accounts receivable, net	46,320	28,919
Inventories, net	22,369	23,616
Deferred tax assets	4,206	4,613
Refundable income taxes	792	5,667
Prepaid expenses and other current assets	7,844	10,569
Total current assets	237,869	239,172
Restricted cash	436	318
Property, plant and equipment, net	36,945	45,515
Goodwill	30,731	30,994
Intangibles, net	61,495	74,276
Deferred tax assets	4,460	4,207
Other assets	1,004	1,200
Total assets	$372,940	$395,682
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,676	$21,015
Accrued liabilities	15,313	17,270
Capital leases, current portion	400	573
Income taxes payable	568	—
Deferred revenue	6,937	6,189
Total current liabilities	51,894	45,047
Long-term income taxes payable	2,453	3,028
Capital leases, net of current portion	—	340
Deferred rent and other liabilities	7,910	8,009
Total liabilities	62,257	56,424
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value:		—
250,000,000 shares authorized; 54,552,657 and 53,286,703 shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	55	54
Additional paid-in capital	692,885	681,157
Accumulated other comprehensive income	305	1,715
Accumulated deficit	(382,562)	(343,668)
Total stockholders’ equity	310,683	339,258
Total liabilities and stockholders’ equity	$372,940	$395,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(38,894)	$(36,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,854	7,996
Amortization of discount on investments	307	77
Stock-based compensation expense	9,125	9,489
Deferred income tax provision	146	72
Provision (benefit) for doubtful accounts receivable	(19)	30
Provision for excess and obsolete inventories	7,829	4,349
Loss on disposal and write-off of long-lived assets	354	35
Impairment of long-lived assets	194	372
Loss on sale of subsidiary	300	—
Non-cash restructuring	2,743	462
Foreign currency transaction losses	224	1,141
Changes in assets and liabilities:
Accounts receivable	(17,994)	(4,215)
Inventories	(6,747)	(6,205)
Prepaid expenses and other current assets	1,857	778
Refundable income taxes	5,133	852
Other assets	437	325
Accounts payable	10,740	1,451
Accrued liabilities	(1,122)	3,580
Income tax payable	6	(1,379)
Deferred rent and other liabilities	53	124
Deferred revenues	920	1,295
Net cash used in operating activities	(2,554)	(15,520)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,363)	(6,122)
Use of cash from sale of subsidiary	(238)	—
Purchases of marketable securities	(69,211)	(82,437)
Proceeds from maturities of marketable securities	63,470	114,840
Change in restricted cash	(118)	—
Proceeds from sale of marketable securities	2,000	11,000
Net cash (used in) provided by investing activities	(11,460)	37,281
Cash flows from financing activities:
Proceeds from issuances of common stock, net of issuance costs	2,607	2,253
Purchase and retirement of common stock	(5)	—
Payments made on capital leases	(473)	—
Net cash provided by financing activities	2,129	2,253
Effect of exchange rate changes on cash and cash equivalents	(888)	(1,001)
Net (decrease) increase in cash and cash equivalents	(12,773)	23,013
Cash and cash equivalents, beginning of year	72,243	139,049
Cash and cash equivalents, end of period	$59,470	$162,062

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$2,293	$713
Income and property taxes refunded, net	$(6,238)	$(841)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 28, 2013, or for any other period. The balance sheet at December 29, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all significant inter-company balances and transactions.

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

Certain prior year amounts relating to gross long-lived asset balances and their accumulated depreciation associated with computer equipment and software, furniture and fixtures and leasehold improvements were adjusted, due to an immaterial error, as of December 29, 2012. Certain assets that had been fully depreciated and were no longer in use had not been removed from the accounting records. There was no change to total property, plant and equipment, net, and the associated depreciation expense in the consolidated financial statements and the notes thereto, as of and for the year ended December 29, 2012, due to the above adjustment.

Similarly, certain prior year amounts relating to classification of inventory reserves between work-in-process and finished goods as of December 29, 2012 were reclassified, due to an immaterial error. There was no change to inventories, net, in the consolidated financial statements and the notes thereto, as of and for the year ended December 29, 2012, due to the above reclassification.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2013 will end on December 28, 2013, and will consist of 52 weeks.

Critical Accounting Policies. Our critical accounting policies have not changed during the three and nine months ended September 28, 2013 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists, with the purpose of reducing diversity in practice. Under the new standard update, with certain exceptions, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward or a tax credit carry-forward. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. Three customers accounted for 19%, 16% and 12% of revenues during the three months ended September 28, 2013 and three customers accounted for 30%, 16% and 15% of revenues during the three months ended September 29, 2012. No other customers accounted for more than 10% of total revenues in either of these fiscal periods. Three customers accounted for 17%, 16% and 10% of revenues during the nine months ended September 28, 2013 and two customers accounted for 34% and 13% of revenues during the nine months ended September 29, 2012.
At September 28, 2013, three customers accounted for 21%, 18% and 12% of gross accounts receivable. At December 29, 2012, three customers accounted for approximately 18%, 12% and 11% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and system-on-chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life-cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 4 — Acquisition

On October 16, 2012, we acquired Astria Semiconductor Holding, Inc., including its subsidiary MicroProbe, Inc. (together “MicroProbe”), with Astria continuing as the surviving corporation and as a wholly-owned subsidiary of FormFactor (the "MicroProbe Acquisition"). We originally estimated the acquisition price and recorded the fair values of the MicroProbe assets acquired and liabilities assumed on October 17, 2012 at the values noted in the Original Values column below. During the three and nine months ended September 28, 2013, we made adjustments to the acquisition price related to working capital adjustments pursuant to the relevant acquisition agreement together with adjustments to preliminary measurements of net tangible assets, resulting in the final values noted below (in thousands):

	Original Values	Final Values
Tangible net assets	$31,842	$32,789
Intangible assets	77,600	77,600
Deferred income tax liabilities	(26,663)	(26,663)
Goodwill	30,994	30,731
Total acquisition price	$113,773	$114,457

The total acquisition consideration of $114.5 million was determined based on the terms of the relevant acquisition agreement which consisted of a) $100.0 million in cash, subject to a $2.6 million decrease based on MicroProbe's working capital as of the consummation of the MicroProbe Acquisition relative to an agreed-upon target and b) 3,020,944 shares of FormFactor's common stock valued at the closing market price of $4.57 per share on October 16, 2012, and the fair value of a settlement related to patent litigation between the two parties of $3.3 million. We recorded $77.6 million of identifiable intangible assets and $6.1 million of net tangible assets, net of $26.7 million of deferred income tax liabilities, based on their estimated fair values, and $30.7 million of goodwill.

The results of operations of the MicroProbe business and the estimated fair values of the assets acquired and liabilities assumed have been included in our consolidated financial statements since the date of the acquisition. For the three and nine months ended September 28, 2013, the contribution of the acquired MicroProbe business to our total revenues was $25.2 million and $67.7 million. The portion of total expenses and net income associated with the acquired MicroProbe business was not separately identifiable due to the integration with our operations.
Pro forma financial information

The following unaudited supplemental pro forma information presents the combined results of operations of FormFactor and MicroProbe for the nine months ended September 28, 2013 and September 29, 2012, respectively, as if the MicroProbe Acquisition had been completed at the beginning of fiscal 2011. The pro forma financial information includes adjustments to reflect one-time charges and amortization of fair value adjustment in the appropriate pro forma periods as though the companies were combined as of the beginning of 2011. These adjustments include:

•
A net adjustment in amortization and add-back expenses of $1.9 million and $3.0 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $4.9 million and $8.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, related to the fair value of acquired identifiable intangible assets;

•
The exclusion of other non-recurring expenses of $18 thousand and $1.6 million for the three and nine months ended September 28, 2013 which were primarily related to the fair value step-up to acquired inventory and fixed assets; and

•	The exclusion of $0.1 million and $1.3 million integration and acquisition costs incurred in the three and nine months ended September 28, 2013, respectively.
The unaudited pro forma results do not assume any operating efficiencies as a result of the consolidation of operations (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	$67,634	$68,563	$182,987	$210,219
Net loss	(8,737)	(16,330)	(31,093)	(37,580)
Net loss per share - basic	$(0.16)	$(0.31)	$(0.58)	$(0.71)

Note 5 — Intangible Assets and Goodwill

The changes in the carrying amount of goodwill, which is not deductible for tax purposes for the three and nine months ended September 28, 2013, were as follows (in thousands):

Goodwill	Amount
Balance as of December 29, 2012	$30,994
Working capital adjustments affecting the MicroProbe purchase price	684
Change in fair value of net intangible and tangible assets	(578)
Balance as of March 30, 2013	31,100
Sale of subsidiary	(177)
Change in value of net tangible assets	(965)
Balance as of June 29, 2013	29,958
Change in value of net tangible assets	773
Balance as of September 29, 2013	$30,731

In the first fiscal quarter of 2013, we increased goodwill by $684 thousand in connection with the working capital adjustments pursuant to the acquisition agreement, and decreased goodwill by $578 thousand resulting from a number of revisions to preliminary fair value measurements of net tangible assets. In the second fiscal quarter of 2013, goodwill was decreased by $177 thousand in connection with the sale of a subsidiary of MicroProbe and by $965 thousand for further revisions to preliminary fair value measurements, principally resulting from the adjustment of a liability assumed in the acquisition resulting from a settlement. In the third fiscal quarter of 2013, goodwill was increased by $773 thousand for correction of an immaterial error relating to the preliminary fair value measurements arising from the valuation of leased equipment as of the acquisition date.

The Company has not recorded any historical goodwill impairments as of September 28, 2013.

The changes in intangible assets during the nine months ended September 28, 2013 and the net book value of intangible assets as of December 29, 2012 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets	December 29, 2012	Additions/Disposals	September 28, 2013	December 29, 2012	Expense, net	September 28, 2013	December 29, 2012	September 28, 2013	September 28, 2013
Existing developed technologies	$37,048	$14,200	$51,248	$6,055	$9,534	$15,589	$30,993	$35,659	2.61
Trade name	4,500	(112)	4,388	94	327	421	4,406	3,967	9.04
Customer relationships	17,000	—	17,000	445	1,602	2,047	16,555	14,953	7.04
Non-compete agreement	100	—	100	21	75	96	79	4	0.04
Backlog	3,500	—	3,500	2,594	906	3,500	906	—	—
Favorable lease asset	300	—	300	63	225	288	237	12	0.04
Total finite-lived intangible assets	62,448	14,088	76,536	9,272	12,669	21,941	53,176	54,595
In-process research and development	21,100	(14,200)	6,900	—	—	—	21,100	6,900
Total intangible assets	$83,548	$(112)	$83,436	$9,272	$12,669	$21,941	$74,276	$61,495
During each of the three months ended March 30, 2013, June 29, 2013 and September 28, 2013, purchased in-process research and development (IPR&D) projects from the MicroProbe Acquisition with a carrying value of $10.1 million, $4.1 million and zero, respectively, were completed and reclassified as finite-lived intangible assets, and are currently being amortized over their estimated useful lives.
The remaining IPR&D assets are classified as indefinite lived intangible assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and at the start of commercialization. The fair values assigned to IPR&D assets were determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be expensed in the Condensed Consolidated Statement of Operations.
For the three months ended September 28, 2013, amortization expense of $3.4 million and $0.7 million was included in the cost of revenues and selling, general and administrative expenses, respectively. For the nine months ended September 28, 2013, amortization expense of $10.4 million and $2.2 million was included in cost of revenues and selling, general and administrative expense, respectively. For the three and nine months ended September 29, 2012, $0.3 million and $0.9 million of amortization expense was charged to cost of revenues, respectively.
Based on the carrying values of the finite-lived intangible assets recorded as of September 28, 2013 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2013	$4,026
2014	18,780
2015	12,739
2016	8,720
2017	2,551
thereafter	7,779
Total	$54,595

Note 6 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the nine months ended September 28, 2013 and September 29, 2012 are discussed below.

2013 Restructuring Activities

In the first fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded $4.0 million of restructuring charges during the first fiscal quarter of 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. As a result of the Q1 2013 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation, in the range of $2.0 million to $2.5 million in subsequent quarters.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the fourth fiscal quarter of 2013. As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

2012 Restructuring Activities

In the third fiscal quarter of 2012, we implemented a restructuring plan (the "Q3 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 44 employees across the organization. In conjunction with this action, we also initiated a plan to cease our manufacturing operations in Japan. We recorded $1.8 million in charges for severance and related benefits, $0.2 million in charges for contract termination and other costs and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized. The activities comprising this reduction in workforce were completed by the end of the fourth quarter of fiscal 2012.

The activities in the restructuring accrual for the nine months ended September 28, 2013 were as follows (in thousands):

	Employee Severance and Benefits	Property & Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2012	$548	$—	$68	$616
Restructuring charges	1,613	2,743	14	4,370
Cash payments	(1,851)	(32)	(17)	(1,900)
Asset impairments	—	(2,743)	—	(2,743)
Adjustment to restructuring charges	(152)	(5)	—	(157)
Other settlements	9	37	(65)	(19)
Accrual at September 28, 2013	$167	$—	$—	$167

The activities in the restructuring accrual for the nine months ended September 29, 2012 were as follows (in thousands)

	Employee Severance and Benefits	Property & Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2011	$200	$—	$—	$200
Restructuring charges	1,999	407	225	2,631
Cash payments	(501)	(407)	(14)	(922)
Adjustment to restructuring charges	(50)	—	—	(50)
Accrual at September 29, 2012	$1,648	$—	$211	$1,859

Note 7 — Fair Value

We use fair value measurements to record adjustments to certain financial and non-financial assets and to determine fair value disclosures. Our marketable securities are financial assets recorded at fair value on a recurring basis. Our goodwill, intangible assets and liabilities and a note receivable are measured at fair value on a non-recurring basis.

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

Fair value measured on a recurring basis as of September 28, 2013 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$26,427	$—	$26,427
Commercial paper	—	5,998	5,998
Marketable securities
US Treasuries	—	52,045	52,045
Agency securities (Federal)	—	38,825	38,825
Total	$26,427	$96,868	$123,295

Fair value measured on a recurring basis as of December 29, 2012 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$54,732	$—	$54,732
Marketable securities
US Treasuries	—	43,587	43,587
Agency securities (Federal)	—	49,958	49,958
Total	$54,732	$93,545	$148,277

The Level 1 assets consist of our money market fund deposits. The Level 2 assets consist of our available-for-sale investment portfolio, which are valued utilizing a market approach. Our investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgment. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are labeled as Level 2 investments because fair values of these investments are based on similar assets without applying significant judgments. In addition, all of our investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three and nine months ended September 28, 2013 and September 29, 2012 and we hold no Level 3 investments.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets and liabilities at fair value on a non-recurring basis. See Note 5-Intangible Assets and Goodwill, for further details.

As of September 28, 2013, our financial asset that was recorded at fair value on a non-recurring basis comprised of a note receivable from The MicroManipulator Company (TMMC), a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC manufactures manual, analytical probe stations and accessories. As of June 29, 2013, TMMC's assets were sold to its management team for a purchase consideration of $1.0 million, of which $180 thousand was received in cash and $820 thousand in the form of a note receivable to be repaid over 7 years at a 5% interest rate. We intend to hold this note receivable until its maturity. We classified this note receivable at a Level 3 category in the fair value hierarchy and determined its fair value utilizing the income method by applying a weighted average cost of capital discount rate to arrive at the net present value of the note receivable of approximately $470 thousand.

Note 8 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at September 28, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
US Treasuries	$51,998	$51	$(4)	$52,045
Commercial paper	5,998	—	—	5,998
Agency securities (Federal)	38,824	5	(4)	38,825
	$96,820	$56	$(8)	$96,868

Marketable securities at December 29, 2012 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Losses	Fair Value
US Treasuries	$43,490	$97	$—	$43,587
Agency securities (Federal)	49,896	63	(1)	49,958
	$93,386	$160	$(1)	$93,545

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of September 28, 2013 and December 29, 2012, respectively.

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

Contractual maturities of marketable securities as of September 28, 2013 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$67,824	$67,851
Due after one year to five years	28,996	29,017
	$96,820	$96,868

Realized gains and losses on sales and maturities of marketable securities were immaterial for the nine months ended September 28, 2013 and September 29, 2012, respectively.

Note 9 — Allowance for Doubtful Accounts

The majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations to us, we may need to take additional allowances, which would result in an increase in our operating expense.

During the nine months ended September 28, 2013, we did not record any additional provision for doubtful accounts. During the nine months ended September 29, 2012, we recorded an additional provision for doubtful accounts in the amount of $30 thousand related to a receivable from a customer that petitioned for bankruptcy. During the nine months ended September 28, 2013, we released a total of $19 thousand of previously reserved bad debts and wrote off $94 thousand of uncollectable accounts receivable.

A reconciliation of the changes in our allowance for doubtful accounts receivable for the nine months ended September 28, 2013 and September 29, 2012, respectively, is as follows (in thousands):

	September 28, 2013	September 29, 2012
Balance at beginning of period	$290	$238
Additions	—	30
Reductions	(19)	—
Balance at end of period	$271	$268

Note 10 — Inventories

Inventories consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Raw materials	$7,481	$8,702
Work-in-progress	11,943	11,181
Finished goods	2,945	3,733
	$22,369	$23,616

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

A reconciliation of the changes in our warranty liability for the nine months ended September 28, 2013 and September 29, 2012, respectively, is as follows (in thousands):

	September 28, 2013	September 29, 2012
Balance at beginning of period	$734	$330
Accruals	1,230	1,575
Settlements	(930)	(1,095)
Balance at the end of period	$1,034	$810

Note 12 — Long-lived Assets

Impairment of Long-lived Assets

During the three and nine months ended September 28, 2013, we recorded $15 thousand and $194 thousand impairment related to manufacturing assets we no longer utilize.

During the three months ended September 29, 2012, we wrote-off fully depreciated assets with an acquired cost of $0.2 million. During the three and nine months ended September 29, 2012, we recorded an impairment of $0.1 million and $0.2 million, respectively, related to the termination of an on-going construction-in-progress project and determined that assets previously held for sale were no longer sellable.

As discussed in Note 6, we recorded an impairment charge of $0.4 million related to our restructuring activities for the three months ended September 29, 2012 and did not record any material impairment charges related to our assets that are held and used during the quarter ended September 29, 2012.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Building	$790	$790
Machinery and equipment	149,304	138,679
Computer equipment and software	34,003	33,890
Capital leases	868	2,367
Furniture and fixtures	5,514	5,761
Leasehold improvements	67,405	68,440
Sub total	257,884	249,927
Less: accumulated depreciation and amortization	(224,905)	(217,817)
Net long-lived assets	32,979	32,110
Construction-in-progress	3,966	13,405
Total	$36,945	$45,515

Note 13 — Accumulated Other Comprehensive Income

Accumulated other comprehensive income includes foreign currency translation adjustments and unrealized gains (losses) on available-for-sale securities. Components of accumulated other comprehensive income were as follows (in thousands):

	September 28, 2013	December 29, 2012
Unrealized loss on marketable securities, net of tax of $428 at September 28, 2013 and December 29, 2012, respectively	$(380)	$(270)
Cumulative translation adjustments	685	1,985
Accumulated other comprehensive income	$305	$1,715

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

Stock Options

Stock option activity under our equity incentive plans during the nine months ended September 28, 2013 is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2012	4,208,847	$13.11	3.69	$—
Options granted	—	—	0.00	—
Options exercised	(20,000)	5.28	0.00	—
Options canceled	(709,323)	16.66	0.00	—
Outstanding at September 28, 2013	3,479,524	$12.44	3.17	$31,750
Vested and expected to vest at September 28, 2013	3,466,211	$12.45	3.17	$29,286
Exercisable at September 28, 2013	3,073,706	$12.85	3.04	$15,875

    No stock options were granted for the nine months ended September 28, 2013. The intrinsic value of option exercises during the nine months ended September 28, 2013 was $10 thousand. Cash received from stock option exercises during the nine months ended September 28, 2013 was $106 thousand.

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the nine months ended September 28, 2013 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 29, 2012	2,228,946	$7.66
Awards granted	1,648,000	5.03
Awards vested	(663,647)	8.79
Awards canceled	(215,929)	8.41
Restricted stock units at September 28, 2013	2,997,370	$5.91

On May 6, 2013, we issued 355,000 shares of restricted stock units to seven senior executives and one non-executive of our company that will vest based on certain market performance criteria. The performance criteria are based on the Company's Total Shareholder Return (TSR) for the period from April 1, 2013 to March 31, 2015 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2013. The compensation cost will be recognized ratably over the requisite service period. As of September 28, 2013, we recorded $0.3 million of stock-based compensation expense related to these awards.

The total fair value of restricted stock units vested during the three and nine months ended September 28, 2013 was $0.1 million and $3.4 million, respectively. The total fair value of restricted stock units vested during the three and nine months ended September 29, 2012 was $0.1 million and $2.8 million, respectively.

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

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock-based compensation included in:
Cost of revenues	$547	$592	$1,709	$1,821
Research and development	810	969	2,652	3,267
Selling, general and administrative	1,601	1,407	4,764	4,401
Total stock-based compensation	2,958	2,968	9,125	9,489
Tax effect on stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$2,958	$2,968	$9,125	$9,489

Stock Options

During the three and nine months ended September 28, 2013, we did not grant any stock options. During the three and nine months ended September 29, 2012, we granted 25,000 and 70,000 stock options under our approved plans with a weighted average grant-date fair value of $2.75 and $2.17 per share, respectively.

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Stock Options:
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	49.8%	—%	48.4%
Risk-free interest rate	—%	1.05%	—%	0.67%
Expected term (in years)	0.00	7.00	0.00	4.75

Employee Stock Purchase Plan

During the three months ended September 28, 2013 and September 29, 2012, there were 296,245 and 239,916 shares respectively, issued under our approved employee stock purchase plans. During the nine months ended September 28, 2013 and September 29, 2012, we issued 583,173 and 533,077 shares, respectively, under our approved employee stock purchase plans.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	39.7%	46.0%	39.6%	46.4%
Risk-free interest rate	0.13%	0.13%	0.12%	0.11%
Expected term (in years)	0.81	0.50	0.66	0.76

Unrecognized Compensation Costs

At September 28, 2013, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,178	1.01
Restricted stock units	8,967	1.54
Employee stock purchase plan	374	0.34
Total unrecognized stock-based compensation expense	$10,519

Note 16 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share for the three and nine months ended September 28, 2013 and September 29, 2012, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Net loss used in computing basic and diluted net loss per share	$(10,714)	$(14,478)	$(38,894)	$(36,149)
Denominator:
Weighted-average shares used in computing basic net loss per share	54,437	50,154	54,070	49,805
Add potentially dilutive securities	—	—	—	—
Weighted-average shares used in computing basic and diluted net loss per share	54,437	50,154	54,070	49,805

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Options to purchase common stock	3,577	4,365	3,917	4,480
Restricted stock units	278	957	512	1,252
Employee stock purchase plan	46	—	1	—
Total potentially dilutive securities	3,901	5,322	4,430	5,732

Note 17 — Income Taxes

We recorded an income tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 28, 2013, respectively, as compared to an income tax provision of $0.2 million and an income tax benefit of $1.3 million for the three and nine months ended September 29, 2012, respectively. Income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in US and foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

The liability for uncertain tax positions was classified as a long-term income tax liability as payments are not anticipated over the next 12 months. It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expire without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur. The unrecognized tax benefits decreased by $0.2 million to $17.0 million during the nine months ended September 28, 2013. If recognized, $2.3 million of these unrecognized tax benefits (net of federal tax benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three and nine months ended September 28, 2013, we recognized an interest benefit, net of penalties, of approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 29, 2012, we recognized an interest benefit, net of penalties, of approximately $4 thousand and $0.3 million, respectively. As of September 28, 2013 and September 29, 2012, we have accrued total interest and penalties of $0.2 million and $0.3 million related to the uncertain tax positions, respectively.

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
Our lease and purchase obligations have not materially changed during the nine months ended September 28, 2013 from those disclosed in our Annual Report on Form 10K for the fiscal year ended December 29, 2012.

Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2013 and 2012. No provision has been made for loss from environmental remediation liabilities associated with our facilities because we believe that it is not probable that a liability has been incurred as of September 28, 2013.

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
 Indemnification Arrangements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements in our consolidated balance sheet as of September 28, 2013.

Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the nine months ended September 28, 2013, we were not involved in any material legal proceedings. We identify below a proceeding filed within the nine months ended September 28, 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the nine months ended September 28, 2013, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, is currently, and may in the future be, involved in commercial litigation relating to intellectual property.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of September 28, 2013.

Other Litigation

In August 2013, a purported class action complaint was filed in California Superior Court naming the Company as a defendant and alleging various causes of action for unfair wage and employment practices. The identified plaintiff in the Complaint seeks to represent a class composed of “All Non-Exempt Hourly Employees . . . at [the Company’s] Main Facilities in Livermore” from August 21, 2009 to the present. Substantive legal proceedings have not yet begun in the case, and the Company lacks sufficient information to assess its exposure at this time.

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

The following table provides information about our foreign currency forward contracts outstanding as of September 28, 2013 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	291,255	$2,965
Taiwan Dollar	Buy	(14,496)	(493)
Korean Won	Buy	(637,228)	(593)
Total USD notional amount of outstanding foreign exchange contracts			$1,879

The contracts were entered into on September 27, 2013 and mature on October 25, 2013. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of September 28, 2013. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and nine months ended September 28, 2013.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and nine months ended September 28, 2013 and September 29, 2012 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Foreign exchange forward contracts	Other income (expense), net	$(19)	$(171)	$(270)	$(170)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks, uncertainties and assumptions that are difficult to predict. The forward-looking statements include statements concerning, among other things, our business strategy, including anticipated trends and developments in and management plans for our business and the markets in which we operate, such as projected market demands, projected technologies and products and industry acceptance and adoption of same, research and development programs, and sales and marketing initiatives, and financial results and operating results such as revenues, gross margins, operating expenses, projected costs and capital expenditures, and competition. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology.

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

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. We are the largest probe card manufacturer, and semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on semiconductor die, or chips, prior to wafer singulation. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted in a prober and electrically connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Our wafer probe cards are used by our customers in the front end of the semiconductor manufacturing process, as are our image sensor, parametric or in-line probe cards. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology, including our MicroSpring® interconnect technology and our ATRE™ test technology.
During the three and nine months ended September 28, 2013, total revenue increased by 64% and 40%, respectively, compared to the corresponding period in fiscal 2012. During the three and nine months ended September 28, 2013, DRAM sales were up 11% and down 10%, respectively, compared to the corresponding period in fiscal 2012. SoC sales for the three and nine months ended September 28, 2013 increased 360% and 293%, respectively, compared to the corresponding periods in fiscal 2012, primarily attributable to the MicroProbe Acquisition, as defined below. Flash memory sales for the three and nine months ended September 28, 2013, declined 15% and 14% versus the same period of fiscal 2012 due to lower market demand.

We incurred a net loss of $38.9 million in the first nine months of fiscal 2013 as compared to a net loss of $36.1 million in the first nine months of fiscal 2012. The increase in net loss is primarily attributable to an increase in restructuring costs and higher intangible amortization costs and amortization of inventory step-up and backlog related to the MicroProbe Acquisition. The amortization of the inventory and backlog step-up is complete. Amortization expense related to the MicroProbe Acquisition totaled $12.9 million for the first nine months of fiscal 2013, which includes amortization of the fixed asset fair value step-up. We also incurred acquisition and integration costs totaling $1.3 million that were not incurred in the corresponding period of 2012. Excluding these non-recurring and MicroProbe Acquisition related costs, our gross margins and operating margins improved as a result of our ongoing initiatives to reduce manufacturing overhead costs, lower production material costs and reduce operating expenses.

Our cash, cash equivalents and marketable securities and restricted cash totaled $157 million as of September 28, 2013, as compared to $166 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first fiscal quarter of 2013. In the second and third fiscal quarters of 2013 we generated approximately $1 million and approximately $1.8 million of cash, respectively. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal quarters.

In the latter part of the third fiscal quarter of 2013, we began to experience a significant drop in demand caused primarily by execution challenges that resulted in withheld orders at one customer and a fire at SK Hynix’s Wuxi, China facility that impacted probe card orders. This decline in demand resulted in lower than forecasted manufacturing utilization and coupled with lower margins on a specific high-volume DRAM design, increased warranty and service expenses caused by the execution challenges at a specific customer and increased excess inventory charges, negatively affected our gross margin for the third quarter. We expect the decline in demand will also adversely affect our revenue and profitability in the fourth fiscal quarter of 2013.

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
Revenues. We derive substantially all of our revenues from product sales of wafer probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, technology adoption rates, competitive pressure to reduce prices, seasonality, cyclicality of the different end markets into which our customers' products are sold, market conditions in the semiconductor industry and macroeconomic issues. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products and the penetration of new markets. We expect that revenues from the sale of wafer probe cards will continue to account for substantially all of our revenues for the foreseeable future.

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

We design, manufacture and sell custom advanced wafer probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our wafer probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. Our advanced wafer probe cards are manufactured in low volumes. It is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to, and/or in excess of, actual demand for our wafer probe cards. We record an adjustment to our inventory valuation for estimated obsolete and non-sellable inventories based on historical usage and assumptions about future demand, changes to manufacturing processes and overall market conditions.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	81.5	80.2	79.2	78.2
Gross profit	18.5	19.8	20.8	21.8
Operating expenses:
Research and development	15.2	20.8	17.6	23.2
Selling, general and administrative	19.2	28.1	22.4	26.2
Restructuring charges, net	0.2	6.0	2.3	2.0
Loss on sale of subsidiary	—	—	0.2	—
Impairment of long-lived assets	—	0.3	0.1	0.3
Total operating expenses	34.6	55.2	42.6	51.7
Operating loss	(16.1)	(35.4)	(21.8)	(29.9)
Interest income, net	0.1	0.4	0.2	0.4
Other income (expense), net	(0.1)	0.4	0.3	0.9
Loss before income taxes	(16.1)	(34.6)	(21.3)	(28.6)
Provision for (benefit from) income taxes	(0.2)	0.4	(0.1)	(1.0)
Net loss	(15.9)%	(35.0)%	(21.2)%	(27.6)%

Three and nine months ended September 28, 2013 and September 29, 2012:

Revenues

Revenues by Market

	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
	(In thousands, except percentages)
DRAM	$28,852	$25,993	11.0%	$77,501	$85,995	(9.9)%
Flash	7,082	8,374	(15.4)	19,840	23,092	(14.1)
SoC	31,700	6,895	359.8	85,646	21,794	293.0
Total revenues	$67,634	$41,262	63.9%	$182,987	$130,881	39.8%

Revenues for the three and nine months ended September 28, 2013 increased 64%, or $26.4 million, and 40%, or $52.1 million, respectively, compared to the corresponding periods in the prior year. For the three months ended September 28, 2013, our revenue increased approximately 11% in our DRAM products, decreased approximately 15% in our Flash memory products, and increased 360% in our SoC products as compared to the corresponding period in the prior year. These fluctuations in revenue were primarily driven by unit volume in the DRAM and Flash memory product markets and our MicroProbe acquisition in the SoC product market. Smart phone and tablet DRAM demand increased in the three months ended September 28, 2013 compared to the corresponding period in 2012, offset partially by a drop in PC-related DRAM demand.

The reduction in Flash memory revenue was primarily in the NOR area resulting from soft demand in the nine months ended September 28, 2013 for the sector.

     Overall, our SoC revenues increased by $24.8 million and $63.9 million in the first three and nine months of fiscal 2013, respectively, compared to the same period in 2012, primarily due to the MicroProbe Acquisition.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue	September 28, 2013	% of Revenue	September 29, 2012	% of Revenue
	(In thousands, except percentages)
North America	$17,252	25.5%	$4,388	10.6%	$46,868	25.6%	$13,050	10.0%
Taiwan	22,953	33.9	6,979	16.9	54,128	29.6	28,059	21.4
South Korea	12,562	18.6	12,042	29.2	37,769	20.6	47,986	36.7
Asia-Pacific (1)	4,470	6.6	8,080	19.6	16,732	9.2	17,735	13.6
Japan	6,072	9.0	8,060	19.5	14,499	7.9	19,434	14.8
Europe	4,325	6.4	1,713	4.2	12,991	7.1	4,617	3.5
Total revenues	$67,634	100.0%	$41,262	100.0%	$182,987	100.0%	$130,881	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenues for Asia-Pacific rather than North America.

The increase in North America, Asia-Pacific and Europe sales for the three and nine months ended September 28, 2013, when compared to the same periods in 2012, is driven by SOC product shipments primarily from our MicroProbe Acquisition. MicroProbe's sales were not included in our consolidated revenues for the three and nine months ended September 29, 2012. The increase in Taiwan sales for the three and nine months ended September 28, 2013, when compared to same periods in 2012, is driven by a combination of SOC product shipments from our MicroProbe Acquisition and an increase in mobile phone and tablet-based DRAM and Flash demand. The increase in South Korea revenues for the three months ended September 2013 when compared to the same period in 2012 was primarily due to mobile processor-based SOC product shipments from our MicroProbe Acquisition. The decrease in South Korea revenues for the nine months ended September 2013 was due to reduced PC-related DRAM memory demand based on overall end-market demand and lower demand for our higher parallelism Flash product at a single customer. The decrease in Japan sales was driven by lower demand for our SmartMatrix product at a major mobile DRAM producer.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Micron	19.0%		10.2%
Intel	15.5%	*	15.8%	*
SK Hynix	12.4%	30.1%	17.0%	34.4%
Samsung	*	15.6%	*	13.1%
Elpida	*	14.7%	*	*
	46.9%	60.4%	43.0%	47.5%

*	Less than 10% of revenues.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Gross profit	$12,546	$8,152	$38,026	$28,475
% of revenues	18.5%	19.8%	20.8%	21.8%

Gross profit fluctuates with revenue, product mix, selling prices, factory loading, and material costs. For the three and nine months ended September 28, 2013, the amount of gross profit increased compared to the same period in the prior year, primarily due to gross profit from the MicroProbe Acquisition, lower material costs, lower labor expenses and reduced overhead charges as a result of our cost reduction initiatives. This was partially offset by higher intangible amortization expenses associated with the MicroProbe Acquisition.

For the three and nine months ended September 28, 2013, the primary driver for the increase in gross profit was the MicroProbe Acquisition. MicroProbe's financial results are not included in gross profit for the three or nine months ended September 29, 2012. Our gross profit improvement was also driven by our cost reduction activities including the cessation of our Japan assembly and test activities in the fourth quarter of 2012, and other personnel restructuring actions and material cost reduction initiatives. Gross profit improvement was offset by an increase in net inventory provision charges of $1.1 million for the three months ended September 28, 2013 and $3.5 million for the first-nine months of fiscal 2013. For the three and nine months ended September 28, 2013, the value of previously reserved materials that were used in manufacturing and shipped was $0.8 million and $1.6 million, respectively.

Gross profit included stock-based compensation of $0.5 million and $1.7 million for the three and nine months ended September 28, 2013, respectively, compared to $0.6 million and $1.8 million for the three and nine months ended September 29, 2012, respectively.

Following the MicroProbe Acquisition, gross profit also included $3.2 million and $10.6 million of amortization of intangible assets in the three and nine months ended September 28, 2013, respectively.

In the future, our gross profits may be adversely impacted by lower levels of product revenues, even though we have taken significant steps to reduce our operating cost structure. Our gross profits may also be adversely affected if we are required to record additional inventory provision charges and inventory write-downs when estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
R&D	$10,301	$8,573	$32,145	$30,355
% of revenues	15.2%	20.8%	17.6%	23.2%

Research and development expenses for the three and nine months ended September 28, 2013 increased by $1.7 million and $1.8 million, respectively, compared to the same periods in the prior year. While research and development expenses increased due to the MicroProbe Acquisition, this increase was partially offset by a decrease in other expenses as a result of our cost reduction efforts. As a percent of revenues, research and development expenses decreased 5.6% during the three months ended September 28, 2013 from the comparable period of the prior year due to our cost reduction efforts.

In the three and nine months ended September 28, 2013, costs related to our research and development activities increased from fiscal 2012 due to a net increase in headcount and personnel related costs of $0.9 million and $2 million, respectively, primarily due to the Microprobe Acquisition. This increase was partially offset by reduced headcount from ongoing restructuring activities. In the three months ended September 28, 2013, project and material costs also increased $0.7 million compared to the same period in the prior year.

Stock-based compensation expenses included in research and development expenses were $0.8 million and $2.7 million for the three and nine months ended September 28, 2013, respectively, compared to $1.0 million and $3.3 million for the three and nine months ended September 29, 2012 respectively.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Selling, general and administrative	$12,952	$11,594	$41,057	$34,273
% of revenues	19.2%	28.1%	22.4%	26.2%

Selling, general and administrative expenses for the three and nine months ended September 28, 2013 increased $1.4 million and $6.8 million, respectively, compared to the same periods in the prior year. Selling, general and administrative expenses increased primarily due to the MicroProbe Acquisition. As a percent of revenues, selling, general and administrative expenses decreased approximately 9.0% during the three months ended September 28, 2013 from the comparable period of the prior year due to our cost reduction efforts.

For the three and nine months ended September 28, 2013, salary and payroll related costs for selling, general and administrative functions increased by $1.2 million and $3.6 million, respectively, as compared to the same periods in the prior year primarily due to the MicroProbe Acquisition. Additionally, amortization costs arising from intangible assets valued from the MicroProbe Acquisition increased by $2.3 million for the nine months ended September 28, 2013 as compared to the same period last year.

Stock-based compensation expenses included within selling, general and administrative expense were $1.6 million and $4.8 million, respectively for the three and nine months ended September 28, 2013 compared to $1.4 million and $4.4 million, respectively for the same periods in the prior year. Stock-based compensation expense increased due to grants to MicroProbe employees.

Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Restructuring charges, net	$143	$2,481	$4,215	$2,584
% of revenues	0.2%	6.0%	2.3%	2.0%

For the three and nine months ended September 28, 2013, restructuring charges decreased by $2.3 million and increased by $1.6 million, respectively from the comparable periods of the prior year. Our restructuring activities are discussed below.

2013 Restructuring Activities

In the first-fiscal quarter of 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded $4.0 million of restructuring charges during the first fiscal quarter of 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. As a result of the Q1 2013 Restructuring Plan, we expect to realize quarterly savings, excluding stock-based compensation, in the range of $2.0 million to $2.5 million in subsequent quarters.

2012 Restructuring Activities

In the third fiscal quarter of 2012, we implemented a restructuring plan (the "Q3 2012 Restructuring Plan") which resulted in the reduction of our global workforce by 44 employees across the organization. In conjunction with this action, we also initiated a plan to cease our manufacturing operations in Japan. We recorded $1.8 million in charges for severance and related benefits, $0.2 million in charges for contract termination and other costs and $0.4 million in impairment charges for certain equipment and leasehold improvements that would no longer be utilized. The activities comprising this reduction in workforce were completed by the end of the fourth quarter of fiscal 2012.

The liabilities we have accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the fourth quarter of fiscal 2013.

Loss on Sale of Subsidiary

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Loss on sale of subsidiary	$—	$—	$300	$—
% of revenues	—%	—%	0.2%	—%

On June 29, 2013, we sold TMMC, a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC manufactures manual, analytical probe stations and accessories. TMMC's assets were sold to its management team for a purchase consideration of $1.0 million. FormFactor received $180 thousand in cash upon the sale and an $820 thousand note to be repaid over 7 years at a 5% interest rate. The fair value of the note was discounted to $470 thousand as of June 29, 2013. We included goodwill of $177 thousand and a trademark intangible asset, net of accumulated amortization, of $104 thousand in the loss on disposal of a subsidiary. We recorded a net loss on the sale of TMMC's assets of $300 thousand.

Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Impairment of long-lived assets	$15	$143	$194	$372
% of revenues	—%	0.3%	0.1%	0.3%

During the three and nine months ended September 28, 2013, we recorded an impairment charge of $15 thousand and $194 thousand, respectively, related to certain manufacturing assets which will no longer be utilized.

During the nine months ended September 29, 2012, we recorded an impairment charge of $0.4 million related to certain assets which were previously held for sale that we determined to no longer be salable and would not be used for internal purposes.

Management believes it is reasonably possible that additional impairment charges that would further reduce the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2013 if we are unable to achieve cash flows anticipated by our forecasted financial plan.
Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Interest income, net	$95	$163	$298	$557
% of revenue	0.1%	0.4%	0.2%	0.4%
Other income (expense), net	$(91)	$171	$541	$1,127
% of revenues	(0.1)%	0.4%	0.3%	0.9%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and nine months ended September 28, 2013 as compared with the same periods of the prior year was primarily the result of lower average balances which was partially offset by interest income from our note receivable from TMMC-refer to Note 7 to the Notes to Condensed Consolidated Financial Statements for further details. Cash, cash equivalents, restricted cash and marketable securities were $156.8 million at September 28, 2013 compared to $166.1 million at December 29, 2012, and $276.5 million at September 29, 2012. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended September 28, 2013 and September 29, 2012 was 0.21% and 0.25%, respectively, and the weighted average yield for the nine months ended September 28, 2013 and September 29, 2012 was 0.27% and 0.29%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The decrease in other income, net for the three and nine months ended September 28, 2013 compared to September 29, 2012, was due primarily to foreign currency exchange losses as well as payments received from an intellectual property settlement during fiscal 2012.

Provision for (Benefit From) Income Taxes

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(147)	$173	$(152)	$(1,276)
Effective tax rate	1.4%	(1.2)%	0.39%	3.4%

We recorded an income tax benefit of $0.1 million and $0.2 million for the three and nine months ended September 28, 2013, respectively, as compared to an income tax provision of $0.2 million and an income tax benefit of $1.3 million for the three and nine months ended September 29, 2012, respectively. Our income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in US and foreign jurisdictions and reinstatement of the Federal R&D tax credit which was retroactively applied to 2012.

We recognized interest and penalties related to uncertain tax positions as part of the income tax provision. For the three and nine months ended September 28, 2013, we recognized an interest benefit, net of penalties, of approximately $0.1 million and $0.2 million, respectively. For the three and nine months ended September 29, 2012, we recognized an interest benefit, net of penalties, of approximately $4 thousand and $0.3 million, respectively. As of September 28, 2013 and September 29, 2012, we have accrued total interest and penalties of $0.2 million and $0.3 million related to the uncertain tax positions, respectively.

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

Liquidity and Capital Resources

 Capital Resources: Our working capital was $186.0 million at September 28, 2013 and $194.1 million at December 29, 2012. The decrease in working capital in the nine months ended September 28, 2013 was primarily due to the use of cash, cash equivalents and marketable securities to fund operations and fixed asset purchases.

Cash and cash equivalents consist of deposits held at banks, money market funds, U.S. government securities and commercial paper that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.
Our cash, cash equivalents and marketable securities totaled approximately $156.3 million at September 28, 2013, as compared to $165.8 million at December 29, 2012. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the nine months ended September 28, 2013. We believe that we will be able to satisfy our working capital requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2013.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 55 days at September 28, 2013 compared with 49 days at December 29, 2012. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to a change in customer mix resulting in a greater proportion of sales on 60 day terms.

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(In thousands)
Net cash used in operating activities	$(2,554)	$(15,520)
Net cash (used in) provided by investing activities	(11,460)	37,281
Net cash provided by financing activities	$2,129	$2,253

Cash flows from operating activities: Net cash used in operating activities for the nine months ended September 28, 2013 was primarily attributable to the net change in operating assets and liabilities. Our net loss of $38.9 million was offset by $43.1 million of non-cash charges consisting primarily of $21.9 million of depreciation and amortization, $9.1 million of stock-based compensation, $7.8 million of provision for excess and obsolete inventories and $2.7 million of assets written-off as part of our restructuring plan. The net change in operating assets and liabilities for the nine months ended September 28, 2013 was a use of cash of $6.7 million. The change was comprised of an increase in our accounts receivable of $18.0 million, due to an increase in sales transactions closer to our quarter end, an increase in inventory of $6.7 million as we built more inventory earlier in 2013 to support higher forecasted demand in future quarters, offset in part by an increase of $10.7 million in accounts payable driven by the timing of invoice receipt and payments to vendors, receipt of refundable taxes of $5.1 million and a decrease of prepaid expenses and other current assets of $1.9 million. Cash used included a reduction of $1.1 million in accrued liabilities.
Net cash used in operating activities for the nine months ended September 29, 2012 was primarily attributable to our net loss of $36.1 million offset in part by $24.0 million of non-cash charges consisting primarily of $9.5 million of stock-based compensation, $8.0 million of depreciation and amortization and $4.3 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the nine months ended September 29, 2012 was a use of cash of $3.4 million comprising an increase in our accounts receivable of $4.2 million due to an increase in sales as well as the timing of transactions closer to our quarter end and an increase in inventory of $6.2 million due to a revaluation of standard costs, offset in part by an increase of $1.5 million in accounts payable driven by the timing of invoice receipts and payments to vendors. Cash was provided by an increase of $3.6 million in accrued liabilities, and partially offset by a use of cash of $1.4 million in income taxes payable.
Cash flows from investing activities: Net cash used in investing activities for the nine months ended September 28, 2013 was primarily related to purchases of marketable securities totaling $69.2 million, and cash used in the acquisition of property and equipment of $7.4 million, offset by $63.5 million of proceeds from maturities of marketable securities. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Our investment portfolio has not been materially impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the nine months ended September 29, 2012 was primarily related to $114.8 million of proceeds from maturities of marketable securities and $11.0 million from sales of marketable securities, partially offset by purchases of marketable securities totaling $82.4 million, and $6.1 million cash used in the acquisition of property and equipment.
Cash flows from financing activities: Net cash provided by financing activities for the nine months ended September 28, 2013 and September 29, 2012 included $2.6 million and $2.3 million, respectively from proceeds received from the issuance of common stock and awards.

Our cash, cash equivalents and marketable securities declined in the nine months ended September 28, 2013. We continue to focus on improving our operating efficiency to increase operating cash flows. Our actions have included implementing operational expense reduction initiatives, re-timing or eliminating certain capital spending and research and development projects, focusing on timely customer collections and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in increasing revenues, improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal quarters.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 28, 2013, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

For a discussion on the impact of recently issued accounting pronouncements, please refer to Note 2 — Recent Accounting Pronouncements and Other Reporting Considerations of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012. Our critical accounting policies have not changed during the nine months ended September 28, 2013.

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

Critical accounting estimates, as defined by the U.S. Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) fair value of marketable securities, (3) accruals for liabilities, including restructuring charges, (4) warranty accruals, (5) valuation of inventories, including obsolete and slow moving inventory, (6) allowance for doubtful accounts, (7) valuation of our long-lived assets as well as the assessment of recoverability of such long-lived assets, (8) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets, and (9) valuation and recognition of stock-based compensation. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 18-Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 28, 2013 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2012. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on

Form 10-K for the year ended December 29, 2012 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	November 1, 2013	By:	/s/ Michael M. Ludwig

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