Form 10-Q
period 2014-03-29
FORMFACTOR INC
filed 2014-05-06
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of May 5, 2014, 55,548,703 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	$55,959	$52,620
Cost of revenues	43,634	43,545
Gross profit	12,325	9,075
Operating expenses:
Research and development	9,747	10,929
Selling, general and administrative	12,254	14,618
Restructuring charges, net	1,997	3,980
Impairment of long-lived assets	743	58
Total operating expenses	24,741	29,585
Operating loss	(12,416)	(20,510)
Interest income, net	79	107
Other income (expense), net	(66)	423
Loss before income taxes	(12,403)	(19,980)
Provision (benefit) for income taxes	308	(207)
Net loss	$(12,711)	$(19,773)
Net loss per share:
Basic and Diluted	$(0.23)	$(0.37)
Weighted-average number of shares used in per share calculations:
Basic and diluted	55,050	53,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(12,711)	$(19,773)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	141	(1,079)
Unrealized gains (losses) on available-for-sale marketable securities	2	(49)
Other comprehensive income (loss), net of tax	143	(1,128)
Comprehensive loss	$(12,568)	$(20,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 29, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$49,199	$59,196
Marketable securities	94,798	91,895
Accounts receivable, net	37,057	30,189
Inventories, net	21,319	20,707
Deferred tax assets	2,777	2,776
Refundable income taxes	782	782
Prepaid expenses and other current assets	7,372	6,106
Total current assets	213,304	211,651
Restricted cash	435	435
Property, plant and equipment, net	30,049	35,190
Goodwill	30,731	30,731
Intangibles, net	52,398	57,470
Deferred tax assets	3,988	3,960
Other assets	1,273	1,271
Total assets	$332,178	$340,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,921	$16,313
Accrued liabilities	13,814	13,985
Capital leases, current portion	140	270
Income taxes payable	532	172
Deferred revenue	7,392	7,030
Total current liabilities	37,799	37,770
Long-term income taxes payable	2,473	2,497
Deferred tax liabilities	3,029	3,029
Deferred rent and other liabilities	3,364	3,326
Total liabilities	46,665	46,622
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value:		—
250,000,000 shares authorized; 55,383,795 and 54,649,600 shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	55	55
Additional paid-in capital	699,626	695,631
Accumulated other comprehensive loss	(106)	(249)
Accumulated deficit	(414,062)	(401,351)
Total stockholders’ equity	285,513	294,086
Total liabilities and stockholders’ equity	$332,178	$340,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(12,711)	$(19,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,131	7,407
Amortization of discount on investments	117	14
Stock-based compensation expense	2,570	3,035
Deferred income tax provision	—	129
Provision (recovery) for doubtful accounts receivable	5	(3)
Provision for excess and obsolete inventories	2,606	2,701
Loss on disposal and write-off of long-lived assets	—	148
Impairment of long-lived assets	743	58
Non-cash restructuring	600	2,743
Foreign currency transaction (gains) losses	(174)	131
Changes in assets and liabilities:
Accounts receivable	(6,781)	(4,806)
Inventories	(3,216)	(3,781)
Prepaid expenses and other current assets	(328)	292
Refundable income taxes	—	511
Other assets	—	462
Accounts payable	618	3,598
Accrued liabilities	212	(2,977)
Income tax payable	335	61
Deferred rent and other liabilities	34	7
Deferred revenues	363	376
Net cash used in operating activities	(6,876)	(9,667)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,638)	(2,725)
Proceeds from sale of subsidiary	27	—
Purchases of marketable securities	(31,693)	(17,170)
Proceeds from maturities of marketable securities	28,675	34,470
Change in restricted cash	—	(103)
Net cash (used in) provided by investing activities	(4,629)	14,472
Cash flows from financing activities:
Proceeds from issuances of common stock	1,425	1,220
Purchase and retirement of common stock	—	(3)
Payments made on capital leases	(131)	(217)
Net cash provided by financing activities	1,294	1,000
Effect of exchange rate changes on cash and cash equivalents	214	(667)
Net (decrease) increase in cash and cash equivalents	(9,997)	5,138
Cash and cash equivalents, beginning of year	59,196	72,243
Cash and cash equivalents, end of period	$49,199	$77,381

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(1,081)	$(33)
Income and property taxes refunded, net	$(38)	$(912)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014, or for any other period. The balance sheet at December 28, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and may result in material effects on our consolidated operating results and financial position.

These financial statements and notes should be read with the consolidated financial statements and notes for the year ended December 28, 2013 included in our Annual Report on Form 10-K filed with the SEC on March 7, 2014.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2014 and 2013 each contain 52 weeks and the first three months of fiscal 2014 and 2013 each contained 13 weeks. Fiscal 2014 will end on December 27, 2014.

Critical Accounting Policies. Our critical accounting policies have not changed during the three months ended March 29, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

Reclassifications. Certain reclassifications have been made to the prior year's Consolidated Balance Sheet to conform to the current period presentation.

Note 2 — Concentration of Credit and Other Risks

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
We market and sell our products to a narrow base of customers and generally do not require collateral. Three customers accounted for 17%, 16% and 15% of revenues during the three months ended March 29, 2014 and two customers accounted for 19% and 18% of revenues during the three months ended March 30, 2013. No other customers accounted for more than 10% of total revenues in either of these fiscal periods.
At March 29, 2014, four customers accounted for 23%, 17%, 12% and 11% of gross accounts receivable. At December 28, 2013, three customers accounted for approximately 21%, 15% and 11% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.

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

Note 3 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe on October 16, 2012 was $30.7 million as of March 29, 2014 and remained unchanged from the amounts recorded as of December 28, 2013. The Company has not recorded any historical goodwill impairments as of March 29, 2014.

The changes in intangible assets during the three months ended March 29, 2014 and the net book value of intangible assets as of March 29, 2014 and December 28, 2013 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 28, 2013	Additions/Disposals	March 29, 2014	December 28, 2013	Expense, net	March 29, 2014	December 28, 2013	March 29, 2014	March 29, 2014
Existing developed technologies	$51,248	$—	$51,248	$18,955	$4,399	$23,354	$32,293	$27,894	2.3
Trade name	4,388	—	4,388	530	110	640	3,858	3,748	8.5
Customer relationships	17,000	—	17,000	2,581	563	3,144	14,419	13,856	6.5
Total finite-lived intangible assets	72,636	—	72,636	22,066	5,072	27,138	50,570	45,498
In-process research and development	6,900	—	6,900	—	—	—	6,900	6,900
Total intangible assets	$79,536	$—	$79,536	$22,066	$5,072	$27,138	$57,470	$52,398
(1) Excludes fully amortized intangible assets

The in-process research and development ("IPR&D") assets are classified as indefinite lived intangible assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and at the start of commercialization. The fair values assigned to IPR&D assets were determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be expensed in the Condensed Consolidated Statement of Operations.
For the three months ended March 29, 2014, amortization expense of $4.4 million and $0.7 million was included in the cost of revenues and selling, general and administrative expenses, respectively. For the three months ended March 30, 2013, amortization expense of $3.6 million and $0.8 million was included in cost of revenues and selling, general and administrative expense, respectively.
Based on the carrying values of the finite-lived intangible assets recorded as of March 29, 2014 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014	$13,709
2015	12,739
2016	8,720
2017	2,551
2018	2,501
and thereafter	5,278
Total	$45,498

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the three months ended March 29, 2014 and March 30, 2013, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan (the "Q1 2014 Restructuring Plan"). As part of the plan, the Company eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first fiscal quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second quarter of fiscal 2014. As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

2013 Restructuring Activities

In the first fiscal quarter of fiscal 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded
$4.0 million of restructuring charges during the first quarter of fiscal 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. The activities comprising this restructuring activity were completed in fiscal 2013.

The activities in the restructuring accrual for the three months ended March 29, 2014 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Total
Accrual at December 28, 2013	$138	$—	$138
Restructuring charges	1,397	600	1,997
Cash payments	(1,414)	—	(1,414)
Asset impairments	—	(600)	(600)
Non-cash settlements	(1)	—	(1)
Accrual at March 29, 2014	$120	$—	$120

The activities in the restructuring accrual for the three months ended March 30, 2013 were as follows (in thousands)

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2012	$548	$—	$68	$616
Restructuring charges	1,318	2,743	—	4,061
Cash payments	(1,291)	(29)	—	(1,320)
Asset impairment	—	(2,743)	—	(2,743)
Adjustment to restructuring charges	(76)	46	(51)	(81)
Other settlements	10	(14)	—	(4)
Accrual at March 30, 2013	$509	$3	$17	$529

Note 5 — Fair Value
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities, commercial paper and foreign currency derivatives (see Note 17 to condensed Consolidated Financial Statements - Derivative Financial Instruments, for a discussion of fair value of foreign currency derivatives).

Fair value measured on a recurring basis as of March 29, 2014 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$25,155	$—	$25,155
Commercial paper	—	5,599	5,599
Marketable securities
U.S. Treasuries	—	51,404	51,404
Agency securities (Federal)	—	37,795	37,795
Total	$25,155	$94,798	$119,953

Fair value measured on a recurring basis as of December 28, 2013 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$27,943	$—	$27,943
Commercial paper	—	11,623	11,623
Marketable securities
U.S. Treasuries	—	49,014	49,014
Agency securities (Federal)	—	31,258	31,258
Total	$27,943	$91,895	$119,838

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three months ended March 29, 2014 and March 30, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired. See Note 3 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. We did not have any other assets measured at fair value on a nonrecurring basis during the three months ended March 29, 2014.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 29, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$51,373	$44	$(13)	$51,404
Commercial paper	5,599	—	—	5,599
Agency securities (Federal)	37,805	1	(11)	37,795
	$94,777	$45	$(24)	$94,798

Marketable securities at December 28, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$48,991	$33	$(10)	$49,014
Commercial paper	11,623	—	—	11,623
Agency securities (Federal)	31,261	1	(4)	31,258
	$91,875	$34	$(14)	$91,895

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of March 29, 2014 and December 28, 2013, respectively.

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

Contractual maturities of marketable securities as of March 29, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$63,399	$63,413
Due after one year to five years	31,378	31,385
	$94,777	$94,798

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three months ended March 29, 2014 and March 30, 2013, respectively.

Note 7 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the three months ended March 29, 2014 and March 30, 2013, respectively, is as follows (in thousands):

	March 29, 2014	March 30, 2013
Balance at beginning of period	$265	$290
Additions	5	—
Reductions	—	(3)
Balance at end of period	$270	$287

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Raw materials	$7,072	$7,411
Work-in-progress	11,724	10,531
Finished goods	2,523	2,765
	$21,319	$20,707

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the three months ended March 29, 2014 and March 30, 2013, respectively, is as follows (in thousands):

	March 29, 2014	March 30, 2013
Balance at beginning of period	$691	$734
Accruals	296	88
Settlements	(525)	(355)
Balance at the end of period	$462	$467

Note 10 — Long-lived Assets

Impairment of long-lived assets

During the three months ended March 29, 2014 and March 30, 2013, we recorded $0.7 million and $0.1 million of impairments related to manufacturing assets we no longer utilize. These charges are included in "Impairments of long-lived assets" in the Condensed Consolidated Statements of Operations in their respective periods.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Building	$—	$790
Machinery and equipment	144,361	143,463
Computer equipment and software	34,981	34,547
Capital leases	860	866
Furniture and fixtures	5,501	5,495
Leasehold improvements	67,391	67,384
Sub total	253,094	252,545
Less: accumulated depreciation and amortization	(224,053)	(221,346)
Net long-lived assets	29,041	31,199
Construction-in-progress	1,008	3,991
Total	$30,049	$35,190

Assets held for sale

During the three months ended March 29, 2014, we reclassified $0.8 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale as of March 29, 2014.

Note 11 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities. Components of accumulated other comprehensive loss were as follows (in thousands):

	March 29, 2014	December 28, 2013
Unrealized loss on marketable securities, net of tax of $428 at March 29, 2014 and December 29, 2013, respectively	$(407)	$(409)
Cumulative translation adjustments	301	160
Accumulated other comprehensive loss	$(106)	$(249)

Note 12 — Stockholders’ Equity

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the three months ended March 29, 2014 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 28, 2013	2,929,639	$5.88
Awards granted	1,197,000	7.13
Awards vested	(413,276)	5.83
Awards canceled	(190,622)	5.80
Restricted stock units at March 29, 2014	3,522,741	$6.32

The total fair value of restricted stock units vested during the three months ended March 29, 2014 and March 30, 2013 was $2.7 million and $1.8 million, respectively.

Stock Options

During the three months ended March 29, 2014 and March 30, 2013, we did not grant any stock options.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Stock-based compensation included in:
Cost of revenues	$494	$524
Research and development	624	1,001
Selling, general and administrative	1,452	1,510
Total stock-based compensation	2,570	3,035
Tax effect of stock-based compensation	—	—
Total stock-based compensation, net of tax	$2,570	$3,035

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

During the three months ended March 29, 2014 and March 30, 2013, we issued 320,919 and 286,928 shares respectively, under our approved employee stock purchase plans.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended
	March 29, 2014	March 30, 2013
ESPP:
Dividend yield	—%	—%
Expected volatility	42.5%	38.4%
Risk-free interest rate	0.70%	0.11%
Expected term (in years)	0.50	0.50

Unrecognized Compensation Costs

At March 29, 2014, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$522	0.82
Restricted stock units	11,467	1.59
Employee stock purchase plan	288	0.34
Total unrecognized stock-based compensation expense	$12,277

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share for the three months ended March 29, 2014 and March 30, 2013, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Numerator:
Net loss used in computing basic and diluted net loss per share	$(12,711)	$(19,773)
Denominator:
Weighted-average shares used in computing basic net loss per share	55,050	53,664
Add potentially dilutive securities	—	—
Weighted-average shares used in computing basic and diluted net loss per share	55,050	53,664

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 29, 2014	March 30, 2013
Options to purchase common stock	3,285	4,167
Restricted stock units	411	610
Employee stock purchase plan	24	27
Total potentially dilutive securities	3,720	4,804

Note 15 — Income Taxes

We recorded an income tax provision of $0.3 million for the three months ended March 29, 2014 as compared to an income tax benefit of $0.2 million for the three months ended March 30, 2013. Income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

The liability for uncertain tax positions was classified as a long-term income tax liability as payments or settlements are not anticipated over the next 12 months. It may be reduced when liabilities are settled with taxing authorities or when the statute of limitations expire without assessment from tax authorities. We are unable to make a reasonable estimate as to when cash settlements with the relevant taxing authorities will occur. The unrecognized tax benefits amounted to $17.0 million during the three months ended March 29, 2014. If recognized, $2.3 million of these unrecognized tax benefits (net of federal tax benefit) would be recorded as a reduction of future income tax provision before consideration of changes in valuation allowance.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 30, 2013, we recognized an interest and penalty benefit of approximately $0.1 million. As of March 29, 2014 and March 30, 2013, we have accrued total interest and penalties of $0.2 million and $0.2 million for each of the respective periods related to the uncertain tax positions.

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
Our lease and purchase obligations have not materially changed during the three months ended March 29, 2014 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the three months ended March 29, 2014, or in our fiscal 2013. We do not believe that any loss from environmental remediation liabilities would be in an amount material to our financial statements.
While we believe that we are in compliance in all material respects with the environmental laws and regulations that apply to us, in the future, we may receive environmental violation notices, and if received, final resolution of the violations identified by these notices could harm our operations, which may adversely impact our operating results and cash flows. New laws and regulations, amended enforcement practices around existing laws and regulations, the discovery of previously unknown contamination at our or others' sites or the imposition of new cleanup requirements could also harm our operations, thereby adversely impacting our operating results and cash flows.

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of March 29, 2014.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the three months ended March 29, 2014, we were not involved in any material legal proceedings. We identify below a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the three months ended March 29, 2014, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, and may in the future be, involved in commercial litigation relating to intellectual property. As of March 29, 2014, certain third party initiated challenges to one or more of our patents remained pending in Taiwan.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of March 29, 2014. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.

Other Litigation

In August 2013, a former employee (“Plaintiff”) filed a class action lawsuit against the Company in the Superior Court of California, alleging violations of California’s wage and hour laws and unfair business practices on behalf of himself and all other similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009 to the present. In February 2014, the Court granted the Company’s motion to strike portions of Plaintiff’s first amended complaint, clarifying the scope of the putative class. Procedurally, the case is in the early stages of litigation and the parties have agreed to conduct informal discovery and participate in a mediation during the third quarter of fiscal 2014. The Company does not believe that any settlement reached as a result of the mediation would be in an amount material to the Company's financial statements. The Company denies the allegations contained in the lawsuit and based on available information, believes it has significant defenses to the allegations of the lawsuit. If the matter is not settled at mediation, the Company could incur material attorneys’ fees in defending the lawsuit.

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

The following table provides information about our foreign currency forward contracts outstanding as of March 29, 2014 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	864,838	$8,401
Taiwan Dollar	Buy	(18,287)	(603)
Korean Won	Buy	(1,595,607)	(1,495)
Total USD notional amount of outstanding foreign exchange contracts			$6,303

The contracts were entered into on March 28, 2014 and matured on April 25, 2014. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 29, 2014. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 29, 2014.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three months ended March 29, 2014 and March 30, 2013 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized on Derivatives	March 29, 2014	March 30, 2013
Foreign exchange forward contracts	Other income (expense), net	$(174)	$228

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

We design, develop, manufacture, sell and support precision, high performance advanced semiconductor wafer probe card products and solutions. We are the largest probe card manufacturer, and semiconductor manufacturers use our wafer probe cards to perform wafer sort and test on semiconductor die, or chips, prior to wafer singulation. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. During wafer sort and test, a wafer probe card is mounted on a prober and electrically connected to a semiconductor tester. The wafer probe card is used as an interface to connect electrically with and test individual chips on a wafer. Using our wafer probe cards to test at this stage of the manufacturing process, our customers can reduce their cost of test by identifying defective chips prior to incurring the time and costs of packaging defective chips. We work closely with our customers on product design, as each wafer probe card is a custom product that is specific to the chip and wafer designs of the customer. We operate in a single industry segment and have derived substantially all of our revenues from the sale of wafer probe cards incorporating our proprietary technology.
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
Revenues for the three months ended March 29, 2014 increased 6%, or $3.3 million, as compared to the corresponding period in the prior year. For the three months ended March 29, 2014, our revenues increased approximately 13% in our SoC products, increased 1% in our DRAM products and decreased approximately 5% in our Flash memory products, as compared to the corresponding period in the prior year.

We incurred a net loss of $12.7 million in the first three months of fiscal 2014 as compared to a net loss of $19.8 million in the first three months of fiscal 2013. The decrease in net loss is primarily attributable to our ongoing cost reduction and restructuring efforts as well as increased revenues.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $144 million as of March 29, 2014, as compared to approximately $152 million at December 28, 2013. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first fiscal quarter of

2014. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal years.

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

Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, administrative personnel, internal and outside sales representatives' commissions, market research and consulting, and other sales, marketing, administrative activities, amortization of certain intangible assets, and provision for doubtful accounts. These expenses also include costs for protecting and enforcing our intellectual property rights and regulatory compliance costs.

Restructuring Charges. Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

Impairment of Long-Lived Assets. Asset impairment charges include charges associated with the write-down of assets that have no future expected benefit or for assets that have been determined to be impaired as well as adjustments to the carrying amount of our assets held for sale.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenues	100.0%	100.0%
Cost of revenues	78.0	82.8
Gross profit	22.0	17.2
Operating expenses:
Research and development	17.4	20.8
Selling, general and administrative	21.9	27.8
Restructuring charges, net	3.6	7.6
Impairment of long-lived assets	1.3	0.1
Total operating expenses	44.2	56.3
Operating loss	(22.2)	(39.1)
Interest income, net	0.1	0.2
Other income (expense), net	(0.1)	0.8
Loss before income taxes	(22.2)	(38.1)
Provision (benefit) for income taxes	0.6	(0.4)
Net loss	(22.8)%	(37.7)%

Three months ended March 29, 2014 and March 30, 2013:

Revenues

Revenues by Market

	Three Months Ended
	March 29, 2014	March 30, 2013	% Change
	(In thousands, except percentages)
SoC	$29,758	$26,431	12.6%
DRAM	22,181	21,970	1.0
Flash	4,020	4,219	(4.7)
Total revenues	$55,959	$52,620	6.3%

Revenues for the three months ended March 29, 2014 increased 6%, or $3.3 million, as compared to the corresponding period in the prior year. For the three months ended March 29, 2014, our revenue increased approximately 13% in our SoC products, increased 1% in our DRAM products and decreased approximately 5% in our Flash memory products, as compared to the corresponding period in the prior year. The overall increase in revenues was primarily driven by higher unit volume in the SoC wire bond product market. Smart phone and tablet DRAM demand increased in the three months ended March 29, 2014 compared to the corresponding period in 2013 and was partially offset by reduced demand for personal computing commodity DRAM. The slight decrease in Flash memory revenue was primarily in the NAND Flash memory area resulting from reduced demand for our TouchMatrix product in the three months ended March 29, 2014.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 29, 2014	% of Revenue	March 30, 2013	% of Revenue
	(In thousands, except percentages)
North America	$15,742	28.1%	$14,266	27.1%
South Korea	12,620	22.6	10,134	19.3
Taiwan	9,625	17.2	14,351	27.3
Japan	7,690	13.7	5,062	9.6
Europe	6,096	10.9	2,912	5.5
Asia-Pacific (1)	4,186	7.5	5,895	11.2
Total revenues	$55,959	100.0%	$52,620	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The increases in North America and Europe revenues for the three months ended March 29, 2014, when compared to the same period in 2013, were driven by increased SoC product shipments for both flip chip and wire bond applications. The decrease in Taiwan revenues for the three months ended March 29, 2014, when compared to the same period in 2013, was driven by a combination of decreased SoC product shipments and a decrease in mobile phone and tablet-based DRAM and Flash demand. The increase in South Korea revenues for the three months ended March 29, 2014 when compared to the same period in 2013 was primarily due to increased mobile processor-based SOC product shipments. The increase in Japan revenues was driven by higher demand for both SoC wire bond products and our SmartMatrix DRAM product.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 29, 2014	March 30, 2013
SK Hynix	17.1%	19.1%
Intel	16.2%	18.0%
Micron	15.0%	*
	48.3%	37.1%

*	Less than 10% of revenues.

Gross Profit

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Gross profit	$12,325	$9,075
% of revenues	22.0%	17.2%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 29, 2014, the amount of gross profit increased compared to the same period in the prior year, primarily due to lower material costs, lower labor expenses and overhead charges as a result of our cost reduction initiatives and favorable production yields. Our net inventory provision charges remained relatively flat between the three months ended

March 29, 2014 and the corresponding period in the prior year. For the three months ended March 29, 2014, the value of previously reserved materials that were used in manufacturing and shipped was $0.8 million.

Gross profit included stock-based compensation expense of $0.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively.

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

Research and Development

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
R&D	$9,747	$10,929
% of revenues	17.4%	20.8%

Research and development expenses for the three months ended March 29, 2014 decreased by $1.2 million compared to the same period in the prior year as a result of our ongoing cost reduction and restructuring efforts which were primarily comprised of a reduction in our headcount and stock compensation expense of approximately $0.6 million and $0.4 million, respectively. As a percent of revenues, research and development expenses decreased 3.4% during the three months ended March 29, 2014 from the comparable period of the prior year.

Stock-based compensation expense included in research and development expenses was $0.6 million for the three months ended March 29, 2014 compared to $1.0 million for the three months ended March 30, 2013.

Selling, General and Administrative

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Selling, general and administrative	$12,254	$14,618
% of revenues	21.9%	27.8%

Selling, general and administrative expenses for the three months ended March 29, 2014 decreased by $2.4 million compared to the same period in the prior year as a result of our ongoing cost reduction and restructuring efforts which were primarily comprised of a reduction in our integration and headcount expense of approximately $1.0 million and $0.7 million, respectively. Additionally, our overall travel and general operating expenses decreased by approximately $0.6 million compared to the same period in the prior year. As a percent of revenues, selling, general and administrative expenses decreased approximately 5.9% during the three months ended March 29, 2014 from the comparable period of the prior year.

Stock-based compensation expense included within selling, general and administrative expenses was $1.5 million for the three months ended March 29, 2014 compared to $1.5 million for the same period in the prior year.

Restructuring Charges, net

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Restructuring charges, net	$1,997	$3,980
% of revenues	3.6%	7.6%

For the three months ended March 29, 2014, restructuring charges decreased by $2.0 million from the comparable period of the prior year. Our restructuring activities are discussed below.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan (the "Q1 2014 Restructuring Plan"). As part of the plan, the Company eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first fiscal quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. We expect to realize about $2 million in savings per quarter beginning in the second quarter of fiscal 2014.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce are expected to be paid by the end of the second fiscal quarter of fiscal 2014. As such, the restructuring accrual is recorded as a current liability within ‘Accrued liabilities’ in the Condensed Consolidated Balance Sheets.

2013 Restructuring Activities

In the first fiscal quarter of fiscal 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded
$4.0 million of restructuring charges during the first fiscal quarter of fiscal 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. The activities comprising this restructuring activity were completed in fiscal 2013.

Impairment of Long-lived Assets

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Impairment of long-lived assets	$743	$58
% of revenues	1.3%	0.1%

During the three months ended March 29, 2014, we recorded an impairment charge of $0.7 million related to certain manufacturing assets which will no longer be utilized.

Management believes it is reasonably possible that additional impairment charges that would further reduce the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2014 if we are unable to achieve cash flows anticipated by our forecasted financial plan.

Interest Income, Net and Other Income, Net

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Interest income, net	$79	$107
% of revenue	0.1%	0.2%
Other income (expense), net	$(66)	$423
% of revenues	(0.1)%	0.8%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three months ended March 29, 2014 as compared with the same period of the prior year was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $144.4 million at March 29, 2014 compared to $151.5 million at December 28, 2013, and $154.0 million at March 30, 2013. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended March 29, 2014 and March 30, 2013 was 0.17% and 0.31%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for the three months ended March 29, 2014 compared to March 30, 2013 was due primarily to foreign currency exchange losses and a patent litigation settlement paid in the three months ended March 30, 2013.
Provision for (Benefit From) Income Taxes

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$308	$(207)
Effective tax rate	(2.5)%	1.0%

We recorded an income tax provision of $0.3 million for the three months ended March 29, 2014 as compared to an income tax benefit of $0.2 million for the three months ended March 30, 2013. Income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in US and foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

We classify interest and penalties related to uncertain tax positions as part of the income tax provision. For the three months ended March 30, 2013, we recognized an interest and penalty benefit of approximately $0.1 million. As of March 29, 2014 and March 30, 2013, we have accrued total interest and penalties of $0.2 million and $0.2 million for each of the respective periods related to the uncertain tax positions.

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

Liquidity and Capital Resources

 Capital Resources: Our working capital was $175.5 million at March 29, 2014 and $173.9 million at December 28, 2013. The increase in working capital in the three months ended March 29, 2014 was primarily due to an increase in accounts receivable due to increased sales as compared to the three months ended December 28, 2013 and the reclassification of our long-lived assets to current assets as assets held for sale.

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
Our cash, cash equivalents and marketable securities totaled approximately $144.0 million at March 29, 2014, as compared to $151.1 million at December 28, 2013. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities and cash used to acquire property, plant and equipment in the three months ended March 29, 2014. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing revenue, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2014.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 59 days at March 29, 2014 compared with 52 days at December 28, 2013. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to higher sales to customers on 60 day payment terms during the three months ended March 29, 2014 as compared to the three months ended December 28, 2013.

	Three Months Ended
	March 29, 2014	March 30, 2013
	(In thousands)
Net cash used in operating activities	$(6,876)	$(9,667)
Net cash (used in) provided by investing activities	(4,629)	14,472
Net cash provided by financing activities	$1,294	$1,000

Cash flows from operating activities: Net cash used in operating activities for the three months ended March 29, 2014 was primarily attributable to the net change in operating assets and liabilities. The Company had a net loss of $12.7 million which was offset by non-cash expenses of $14.6 million, including $8.1 million of depreciation and amortization, $2.6 million of provision for excess and obsolete inventories, $2.6 million of stock-based compensation, $0.7 million of impairment of long-lived assets and $0.6 million of assets written-off as part of our restructuring activities.

The net change in operating assets and liabilities for the three months ended March 29, 2014 resulted in a net use of cash of $8.8 million and which was comprised of cash used of $6.8 million in accounts receivable due to higher sales, $3.2 million of cash used for inventory due to inventory build and an increase of prepaid expenses and other current assets of $0.3 million. The above use of cash was offset in part by an increase of $0.6 million in accounts payable driven by the timing of our payments on vendor obligations, an increase of $0.4 million in deferred revenues due to shipments to customers for which our revenue recognition criteria have not yet been met, an increase in income tax payable of $0.3 million and an increase of $0.2 million in accrued liabilities due to accrued payroll.
Net cash used in operating activities for the three months ended March 30, 2013 was primarily attributable to our net loss of $19.8 million offset in part by $16.4 million of non-cash charges consisting primarily of $3.0 million of stock-based compensation, $7.4 million of depreciation and amortization, $2.7 million of assets written-off as part of our restructuring plan and $2.7 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the three months ended March 30, 2013 was a use of cash of $6.3 million comprising an increase in our accounts receivable of $4.8 million due to an increase in sales transactions closer to our quarter end, an increase in inventory of $3.8 million as we built more inventory to support higher forecasted demand in future quarters and a reduction of $3.0 million in accrued liabilities.

Working capital sources of cash were primarily an increase of $3.6 million in accounts payable driven by the timing of invoice receipts and payments to vendors.
Cash flows from investing activities: Net cash used in investing activities for the three months ended March 29, 2014 was primarily related to purchases of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $1.6 million, offset by $28.7 million of proceeds from maturities of marketable securities. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash provided by investing activities for the three months ended March 30, 2013 was primarily related to $34.5 million of proceeds from maturities of marketable securities, offset by purchases of marketable securities totaling $17.2 million, and $2.7 million cash used in the acquisition of property and equipment.
Cash flows from financing activities: Net cash provided by financing activities for the three months ended March 29, 2014 and March 30, 2013 included $1.4 million and $1.2 million, respectively, from purchases under our 2012 Employee Stock Purchase Plan, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Our cash, cash equivalents and marketable securities declined in the three months ended March 29, 2014. We continue to focus on improving our operating efficiency to increase operating cash flows. Our actions have included implementing operational expense reduction initiatives, delaying or eliminating certain capital spending and research and development projects, focusing on timely customer collections and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in increasing revenues, improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal quarters.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 29, 2014, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013. Our critical accounting policies have not changed during the three months ended March 29, 2014.

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

Critical accounting estimates, as defined by the U.S. Securities and Exchange Commission, are those that are most important to the portrayal of our consolidated financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates include those regarding (1) revenue recognition and the fair value of revenue elements, (2) fair value of marketable securities, (3) accruals for liabilities, including restructuring charges, (4) warranty accruals, (5) valuation of inventories, including obsolete and slow moving inventory, (6) allowance for doubtful accounts, (7) valuation of our long-lived assets including goodwill as well as the assessment of recoverability of such long-lived assets, (8) provision for income taxes, tax liabilities and valuation allowance for deferred tax assets, and (9) valuation and recognition of stock-based compensation. For a discussion of our critical accounting estimates, see Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 28, 2013.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. Our exposure to market risk has not changed materially since December 28, 2013.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 29, 2014 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2013. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on

Form 10-K for the year ended December 28, 2013 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	May 6, 2014	By:	/s/ Michael M. Ludwig

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