Form 10-Q
period 2014-06-28
FORMFACTOR INC
filed 2014-08-01
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 31, 2014, 56,378,144 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	$67,352	$62,733	$123,311	$115,353
Cost of revenues	47,328	46,328	90,962	89,873
Gross profit	20,024	16,405	32,349	25,480
Operating expenses:
Research and development	11,074	10,915	20,821	21,844
Selling, general and administrative	13,191	13,487	25,445	28,105
Restructuring charges, net	59	92	2,056	4,072
Loss on sale of subsidiary	—	300	—	300
Impairment of long-lived assets	—	121	743	179
Total operating expenses	24,324	24,915	49,065	54,500
Operating loss	(4,300)	(8,510)	(16,716)	(29,020)
Interest income, net	79	96	158	203
Other income (expense), net	(156)	209	(222)	632
Loss before income taxes	(4,377)	(8,205)	(16,780)	(28,185)
Provision (benefit) for income taxes	(51)	202	257	(5)
Net loss	$(4,326)	$(8,407)	$(17,037)	$(28,180)
Net loss per share:
Basic and diluted	$(0.08)	$(0.16)	$(0.31)	$(0.52)
Weighted-average number of shares used in per share calculations:
Basic and diluted	55,812	54,105	55,431	53,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net loss	$(4,326)	$(8,407)	$(17,037)	$(28,180)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	297	(486)	438	(1,565)
Unrealized gains (losses) on available-for-sale marketable securities	22	(73)	24	(122)
Other comprehensive income (loss), net of tax	319	(559)	462	(1,687)
Comprehensive loss	$(4,007)	$(8,966)	$(16,575)	$(29,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 28, 2014	December 28, 2013
ASSETS
Current assets:
Cash and cash equivalents	$69,859	$59,196
Marketable securities	79,182	91,895
Accounts receivable, net	41,962	30,189
Inventories, net	22,050	20,707
Deferred tax assets	2,841	2,776
Refundable income taxes	782	782
Prepaid expenses and other current assets	7,476	6,106
Total current assets	224,152	211,651
Restricted cash	435	435
Property, plant and equipment, net	29,210	35,190
Goodwill	30,731	30,731
Intangibles, net	47,326	57,470
Deferred tax assets	3,983	3,960
Other assets	1,291	1,271
Total assets	$337,128	$340,708
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,388	$16,313
Accrued liabilities	17,205	13,985
Capital leases, current portion	—	270
Income taxes payable	493	172
Deferred revenue	7,238	7,030
Total current liabilities	43,324	37,770
Long-term income taxes payable	2,318	2,497
Deferred tax liabilities	3,029	3,029
Deferred rent and other liabilities	3,443	3,326
Total liabilities	52,114	46,622
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value:		—
250,000,000 shares authorized; 56,112,677 and 54,649,600 shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	56	55
Additional paid-in capital	703,133	695,631
Accumulated other comprehensive gain (loss)	213	(249)
Accumulated deficit	(418,388)	(401,351)
Total stockholders’ equity	285,014	294,086
Total liabilities and stockholders’ equity	$337,128	$340,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	(17,037)	(28,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,185	14,572
Amortization of discount on investments	168	145
Stock-based compensation expense	6,089	6,167
Deferred income tax (benefit) provision	(46)	146
Provision (recovery) for doubtful accounts receivable	1	(19)
Provision for excess and obsolete inventories	3,830	4,879
Loss on disposal and write-off of long-lived assets	2	318
Impairment of long-lived assets	743	179
Loss on sale of subsidiary	—	300
Non-cash restructuring	600	2,743
Foreign currency transaction (gains) losses	(178)	171
Changes in assets and liabilities:
Accounts receivable	(11,633)	(10,667)
Inventories	(5,170)	(7,558)
Prepaid expenses and other current assets	(436)	3,494
Refundable income taxes	—	4,357
Other assets	—	453
Accounts payable	2,400	5,124
Accrued liabilities	3,500	(2,562)
Income tax payable	140	215
Deferred rent and other liabilities	112	31
Deferred revenues	209	97
Net cash used in operating activities	(521)	(5,595)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,994)	(5,071)
Proceeds (use of cash) from sale of subsidiary	54	(266)
Purchases of marketable securities	(31,693)	(51,053)
Proceeds from maturities of marketable securities	44,275	44,970
Change in restricted cash	—	(103)
Proceeds from sale of marketable securities	—	2,000
Net cash provided by (used in) investing activities	9,642	(9,523)
Cash flows from financing activities:
Proceeds from issuances of common stock	1,426	1,326
Purchase and retirement of common stock	—	(5)
Payments made on capital leases	(271)	(331)
Net cash provided by financing activities	1,155	990
Effect of exchange rate changes on cash and cash equivalents	387	(955)
Net decrease in cash and cash equivalents	10,663	(15,083)
Cash and cash equivalents, beginning of period	59,196	72,243
Cash and cash equivalents, end of period	$69,859	$57,160

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(394)	$(1,111)
Income and property taxes paid (refunded), net	$123	$(4,397)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014, or for any other period. The balance sheet at December 28, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

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

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2014 and 2013 each contain 52 weeks and the three and six months ended June 28, 2014 and June 29, 2013 each contained 13 and 26 weeks, respectively. Fiscal 2014 will end on December 27, 2014.

Critical Accounting Policies. Our critical accounting policies have not changed during the three and six months ended June 28, 2014 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

Reclassifications. Certain reclassifications have been made to the prior year's Consolidated Balance Sheet to conform to the current period presentation.

Note 2 — Recent Accounting Pronouncements

 In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers". The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition method.

This guidance will replace most existing revenue recognition guidance in United States generally accepted accounting principles when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2017 using one of two prescribed transition methods. Early adoption is not permitted. We are evaluating the impact of the revenue recognition guidance on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
SK Hynix	21.4%	20.1%	19.5%	19.7%
Intel	19.5	14.6	18.0	16.1
Micron	12.2	*	13.5	*
	53.1%	34.7%	51.0%	35.8%

*	Less than 10% of revenues.
At June 28, 2014, two customers accounted for 22% and 14% of gross accounts receivable. At December 28, 2013, three customers accounted for approximately 21%, 15% and 11% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 4 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe on October 16, 2012 was $30.7 million as of June 28, 2014 and remained unchanged from the amounts recorded as of December 28, 2013. The Company has not recorded any historical goodwill impairments as of June 28, 2014.

The changes in intangible assets during the six months ended June 28, 2014 and the net book value of intangible assets as of June 28, 2014 and December 28, 2013 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 28, 2013	Additions/Disposals	June 28, 2014	December 28, 2013	Expense, net	June 28, 2014	December 28, 2013	June 28, 2014	June 28, 2014
Existing developed technologies	$51,248	$—	$51,248	$18,955	$8,798	$27,753	$32,293	$23,495	2.0
Trade name	4,388	—	4,388	530	220	750	3,858	3,638	8.3
Customer relationships	17,000	—	17,000	2,581	1,126	3,707	14,419	13,293	6.3
Total finite-lived intangible assets	72,636	—	72,636	22,066	10,144	32,210	50,570	40,426
In-process research and development	6,900	—	6,900	—	—	—	6,900	6,900
Total intangible assets	$79,536	$—	$79,536	$22,066	$10,144	$32,210	$57,470	$47,326
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
For the three and six months ended June 28, 2014, amortization expense of $4.4 million and $0.7 million, and $8.8 million and $1.4 million, respectively, was included in the cost of revenues and selling, and general and administrative expenses. For the three and six months ended June 29, 2013, amortization expense of $3.4 million and $0.8 million, and $7.0 million and $1.5 million, respectively, was included in cost of revenues and selling, general and administrative expenses.
Based on the carrying values of the finite-lived intangible assets recorded as of June 28, 2014 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2014	$8,637
2015	12,739
2016	8,720
2017	2,551
2018	2,501
and thereafter	5,278
Total	$40,426

Note 5 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the six months ended June 28, 2014 and June 29, 2013, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan (the "Q1 2014 Restructuring Plan"). As part of the plan, the Company eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first fiscal quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the three months ended June 28, 2014, we eliminated an additional 2 full-time employees and recorded $59 thousand in severance charges.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The activities comprising these restructuring activities and the related cash payments were completed and paid by June 28, 2014.

2013 Restructuring Activities

In the first quarter of fiscal 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded
$4.0 million of restructuring charges during the first quarter of fiscal 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. In the second quarter of fiscal 2013, we recorded $0.1 million of severance and related benefits due to the reduction of 4 employees across the organization. The activities comprising these restructuring activities were completed in fiscal 2013.

The activities in the restructuring accrual for the six months ended June 28, 2014 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Total
Accrual at December 28, 2013	$138	$—	$138
Restructuring charges	1,456	600	2,056
Cash payments	(1,592)	—	(1,592)
Asset impairments	—	(600)	(600)
Non-cash settlements	(2)	—	(2)
Accrual at June 28, 2014	$—	$—	$—

The activities in the restructuring accrual for the six months ended June 29, 2013 were as follows (in thousands)

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 29, 2012	$548	$—	$68	$616
Restructuring charges	1,468	2,743	14	4,225
Cash payments	(1,552)	(32)	(17)	(1,601)
Asset impairment	—	(2,743)	—	(2,743)
Adjustment to restructuring charges	(152)	(5)	—	(157)
Other settlements	9	37	(65)	(19)
Accrual at June 29, 2013	$321	$—	$—	$321

Note 6 — Fair Value
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities, commercial paper and foreign currency derivatives (see Note 18 to the Condensed Consolidated Financial Statements - Derivative Financial Instruments, for a discussion of fair value of foreign currency derivatives).

Fair value measured on a recurring basis as of June 28, 2014 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$33,832	$—	$33,832
Commercial paper	—	2,100	2,100
Marketable securities
U.S. Treasuries	—	51,434	51,434
Agency securities (Federal)	—	27,748	27,748
Total	$33,832	$81,282	$115,114

Fair value measured on a recurring basis as of December 28, 2013 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$27,943	$—	$27,943
Commercial paper	—	11,623	11,623
Marketable securities
U.S. Treasuries	—	49,014	49,014
Agency securities (Federal)	—	31,258	31,258
Total	$27,943	$91,895	$119,838

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three and six months ended June 28, 2014 and June 29, 2013.
Assets Measured at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a nonrecurring basis during the three and six months ended June 28, 2014.

Note 7 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at June 28, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$51,377	$57	$—	$51,434
Agency securities (Federal)	27,748	1	(1)	27,748
	$79,125	$58	$(1)	$79,182

Marketable securities at December 28, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$48,991	$33	$(10)	$49,014
Commercial paper	11,623	—	—	11,623
Agency securities (Federal)	31,261	1	(4)	31,258
	$91,875	$34	$(14)	$91,895

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of June 28, 2014 and December 28, 2013, respectively.

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

Contractual maturities of marketable securities as of June 28, 2014 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$51,744	$51,765
Due after one year to five years	27,381	27,417
	$79,125	$79,182

Realized gains and losses on sales and maturities of marketable securities were immaterial for the three and six months ended June 28, 2014 and June 29, 2013, respectively.

Note 8 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the six months ended June 28, 2014 and June 29, 2013, respectively, is as follows (in thousands):

	June 28, 2014	June 29, 2013
Balance at beginning of period	$265	$290
Additions	5	—
Reductions	(4)	(19)
Balance at end of period	$266	$271

Note 9 — Inventories

Inventories consisted of the following (in thousands):

	June 28, 2014	December 28, 2013
Raw materials	$7,695	$7,411
Work-in-progress	12,088	10,531
Finished goods	2,267	2,765
	$22,050	$20,707

Note 10 — Warranty

A reconciliation of the changes in our warranty liability for the six months ended June 28, 2014 and June 29, 2013, respectively, is as follows (in thousands):

	June 28, 2014	June 29, 2013
Balance at beginning of period	$691	$734
Accruals	1,260	109
Settlements	(1,066)	(532)
Balance at the end of period	$885	$311

Note 11 — Long-lived Assets

Impairment of long-lived assets

During the three months ended June 28, 2014, we did not record any asset impairment charges. During the six months ended June 28, 2014, we recorded $0.7 million of impairments related to manufacturing assets we no longer utilize. During the three and six months ended June 29, 2013, we recorded $0.1 million and $0.2 million, respectively, of impairments related to manufacturing assets we no longer utilize. These charges are included in "Impairments of long-lived assets" in the Condensed Consolidated Statements of Operations in their respective periods.

During the three months ended June 28, 2014, we wrote-off fully depreciated assets with an acquired cost of $0.8 million.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 28, 2014	December 28, 2013
Building	$—	$790
Machinery and equipment	146,343	143,463
Computer equipment and software	34,612	34,547
Capital leases	—	866
Furniture and fixtures	5,513	5,495
Leasehold improvements	67,552	67,384
Sub total	254,020	252,545
Less: accumulated depreciation and amortization	(226,707)	(221,346)
Net long-lived assets	27,313	31,199
Construction-in-progress	1,897	3,991
Total	$29,210	$35,190

Assets held for sale

During the six months ended June 28, 2014, we reclassified $0.8 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale as of June 28, 2014. The sale of the building closed during the third quarter of fiscal 2014 and we will record a gain of $0.2 million on the sale during the third quarter of fiscal 2014.

Refer to Note 4 to the Condensed Consolidated Financial Statements - Goodwill and Intangible Assets for further details relating to our intangible long-lived assets.

Note 12 — Accumulated Other Comprehensive Gain (Loss)

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities. Components of accumulated other comprehensive loss were as follows (in thousands):

	June 28, 2014	December 28, 2013
Unrealized loss on marketable securities, net of tax of $441 at June 28, 2014 and $428 at December 29, 2013, respectively	$(385)	$(409)
Cumulative translation adjustments	598	160
Accumulated other comprehensive gain (loss)	$213	$(249)

Note 13 — Stockholders’ Equity

Restricted Stock Units

Restricted stock unit activity under our equity incentive plans during the six months ended June 28, 2014 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 28, 2013	2,929,639	$5.88
Awards granted	1,900,000	6.52
Awards vested	(1,142,158)	6.40
Awards canceled	(234,981)	6.00
Restricted stock units at June 28, 2014	3,452,500	$6.05

On May 5, 2014, we issued 350,000 shares of restricted stock units to seven senior executives of our company that will vest based on certain market performance criteria. The performance criteria are based on the Company's Total Shareholder Return (TSR) for the period from April 1, 2014 to March 31, 2016 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2014. The compensation cost will be recognized ratably over the requisite service period. As of June 28, 2014, we recorded $0.1 million of stock-based compensation expense related to these awards.

The total fair value of restricted stock units vested during the three and six months ended June 28, 2014 and June 29, 2013 was $4.3 million and $7.1 million, and $3.5 million and $5.7 million, respectively.

Stock Options

During the three and six months ended June 28, 2014 and June 29, 2013, we did not grant any stock options.

Note 14 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Stock-based compensation included in:
Cost of revenues	$661	$638	$1,155	$1,162
Research and development	937	841	1,561	1,842
Selling, general and administrative	1,921	1,653	3,373	3,163
Total stock-based compensation	3,519	3,132	6,089	6,167
Tax effect of stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$3,519	$3,132	$6,089	$6,167

Employee Stock Purchase Plan

Under the 2012 Employee Stock Purchase Plan ("ESPP"), the offering periods are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

During the three months ended June 28, 2014 and June 29, 2013, we did not issue any ESPP shares. During the six months ended June 28, 2014 and June 29, 2013, we issued 320,919 and 286,928 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	42.5%	38.4%	40.9%	40.7%
Risk-free interest rate	0.07%	0.11%	0.11%	0.15%
Expected term (in years)	0.50	0.50	1.00	1.00

Unrecognized Compensation Costs

At June 28, 2014, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$336	0.64
Restricted stock units	12,499	1.60
Employee stock purchase plan	65	0.09
Total unrecognized stock-based compensation expense	$12,900

Note 15 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share for the three and six months ended June 28, 2014 and June 29, 2013, respectively, was based only on the weighted-average number of shares outstanding during that period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net loss used in computing basic and diluted net loss per share	$(4,326)	$(8,407)	$(17,037)	$(28,180)
Denominator:
Weighted-average shares used in computing basic net loss per share	55,812	54,105	55,431	53,886
Add potentially dilutive securities	—	—	—	—
Weighted-average shares used in computing basic and diluted net loss per share	55,812	54,105	55,431	53,886

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Options to purchase common stock	2,981	3,970	3,133	4,075
Restricted stock units	—	523	3	622
Employee stock purchase plan	26	31	16	18
Total potentially dilutive securities	3,007	4,524	3,152	4,715

Note 16 — Income Taxes

We recorded an income tax benefit of $51 thousand and a tax provision $0.3 million for the three and six months ended June 28, 2014, respectively, and an income tax provision of $0.2 million and a tax benefit of $5 thousand, respectively, for the three and six months ended June 29, 2013. Income tax provisions reflect the tax provision on our operations in the US and foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

Note 17 — Commitments and Contingencies

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
Our lease and purchase obligations have not materially changed during the six months ended June 28, 2014 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Environmental Matters

We are subject to U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the six months ended June 28, 2014, or in our fiscal 2013. We do not believe that any loss from environmental remediation liabilities would be in an amount material to our financial statements.
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
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our wafer probe cards infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of June 28, 2014.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the six months ended June 28, 2014, we were not involved in any material legal proceedings. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the six months ended June 28, 2014, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in commercial litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of June 28, 2014. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.

Other Litigation

In August 2013, a former employee (“Plaintiff”) filed a class action lawsuit against the Company in the Superior Court of California, alleging violations of California’s wage and hour laws and unfair business practices on behalf of himself and all other similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009 to the present. In February 2014, the Court granted the Company’s motion to strike portions of Plaintiff’s first amended complaint, clarifying the scope of the putative class. A second amended complaint has also been filed. Procedurally, the case is in the early stages of litigation and no defined class has been certified. The parties participated in a mediation during the third quarter of fiscal 2014, which did not result in a settlement. The Company currently believes that any settlement reached would be in an amount that is not material to the Company's financial statements. The Company denies the allegations contained in the lawsuit and based on available information, believes it has significant defenses to the allegations of the lawsuit. If the matter is not settled, the Company could incur material attorneys’ fees in defending the lawsuit.

Note 18 — Derivative Financial Instruments

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

The following table provides information about our foreign currency forward contracts outstanding as of June 28, 2014 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	1,013,703	$9,987
Taiwan Dollar	Buy	(23,963)	(805)
Korean Won	Buy	1,155,279	(1,143)
Total USD notional amount of outstanding foreign exchange contracts			$8,039

The contracts were entered into on June 27, 2014 and matured on July 25, 2014. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of June 28, 2014. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and six months ended June 28, 2014.

The location and amount of gains and losses related to non-designated derivative instruments that matured in the three and six months ended June 28, 2014 and June 29, 2013 in the Condensed Consolidated Statement of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign exchange forward contracts	Other income (expense), net	$(101)	$(23)	$(275)	$(251)

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
Revenues for the three and six months ended June 28, 2014 increased 7%, or approximately $4.6 million, and 7%, or approximately $8.0 million, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 28, 2014, our revenue increased 33% in our SoC products, decreased 1% in our DRAM products and decreased 48% in our Flash memory products, as compared to the corresponding period in the prior year. For the six months ended June 28, 2014, our revenues increased 23% in our SoC products, remained relatively unchanged in our DRAM products and decreased 34% in our Flash memory products, as compared to the corresponding period in the prior year.

We incurred a net loss of $17.0 million in the first six months of fiscal 2014 as compared to a net loss of $28.2 million in the first six months of fiscal 2013. The decrease in net loss is primarily attributable to our ongoing cost reduction and restructuring efforts as well as increased revenues.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $149 million as of June 28, 2014, as compared to approximately $152 million at December 28, 2013. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities in the first fiscal quarter of 2014. We generated $5.0 million of cash in the second fiscal quarter of 2014. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing our revenues, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal years.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	70.3	73.8	73.8	77.9
Gross profit	29.7	26.2	26.2	22.1
Operating expenses:
Research and development	16.4	17.4	16.9	18.9
Selling, general and administrative	19.6	21.5	20.6	24.4
Restructuring charges, net	0.1	0.1	1.7	3.5
Loss on sale of subsidiary	—	0.5	—	0.3
Impairment of long-lived assets	—	0.2	0.6	0.2
Total operating expenses	36.1	39.7	39.8	47.3
Operating loss	(6.4)	(13.5)	(13.6)	(25.2)
Interest income, net	0.1	0.2	0.1	0.2
Other income (expense), net	(0.2)	0.3	(0.2)	0.5
Loss before income taxes	(6.5)	(13.0)	(13.7)	(24.5)
Provision (benefit) for income taxes	(0.1)	0.3	0.2	—
Net loss	(6.4)%	(13.3)%	(13.9)%	(24.5)%

Three and six months ended June 28, 2014 and June 29, 2013:

Revenues

Revenues by Market

	Three Months Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
	(In thousands, except percentages)
SoC	$36,508	$27,515	32.7%	$66,266	$53,946	22.8%
DRAM	26,421	26,679	(1.0)	48,602	48,649	(0.1)
Flash	4,423	8,539	(48.2)	8,443	12,758	(33.8)
Total revenues	$67,352	$62,733	7.4%	$123,311	$115,353	6.9%

Revenues for the three and six months ended June 28, 2014 increased 7%, or approximately $4.6 million, and 7%, or approximately $8.0 million, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 28, 2014, our revenue increased 33% in our SoC products, decreased 1% in our DRAM products and decreased by 48% in our Flash memory products, as compared to the corresponding period in the prior year. For the six months ended June 28, 2014, our revenues increased 23% in our SoC products, remained relatively unchanged in our DRAM products and decreased 34% in our Flash memory products, as compared to the corresponding period in the prior year.

The overall increase in revenues was primarily driven by higher unit volume in the SoC market based on a combination of strong application processors, personal computer processors, and automotive applications demand. DRAM demand and revenue was effectively flat period to period. The decrease in Flash memory revenue was due to weakening demand in the NOR market and reduced demand for our TouchMatrix product at a major South Korean NAND Flash memory producer in the six months ended June 28, 2014.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 28, 2014	% of Revenue	June 29, 2013	% of Revenue	June 28, 2014	% of Revenue	June 29, 2013	% of Revenue
	(In thousands, except percentages)
North America	$17,095	25.4%	$15,350	24.5%	$32,837	26.6%	$29,616	25.7%
South Korea	14,662	21.8	15,073	24.0	27,282	22.1	25,207	21.9
Taiwan	11,343	16.8	16,824	26.8	20,968	17.0	31,175	27.0
Asia-Pacific (1)	10,101	15.0	6,367	10.1	14,287	11.7	12,262	10.6
Europe	9,085	13.5	5,754	9.2	15,181	12.3	8,666	7.5
Japan	5,066	7.5	3,365	5.4	12,756	10.3	8,427	7.3
Total revenues	$67,352	100.0%	$62,733	100.0%	$123,311	100.0%	$115,353	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The increases in North America and Europe revenues for the three and six months ended June 28, 2014, when compared to the same periods in 2013, were driven by increased SoC product shipments for both flip chip and wire bond applications. The decrease in Taiwan revenues for the three and six months ended June 28, 2014, when compared to the same periods in 2013, was driven by a combination of decreased SoC product shipments and a decrease in commodity or personal computer based DRAM demand. The increase in South Korea revenues for the six months ended June 28, 2014 when compared to the same periods in 2013 was primarily due to increased mobile processor-based SOC product shipments. The increase in Japan revenues for the three and six months ended June 28, 2014 was driven primarily by higher demand for SoC wire bond products.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
SK Hynix	21.4%	20.1%	19.5%	19.7%
Intel	19.5	14.6	18.0	16.1
Micron	12.2	*	13.5	*
	53.1%	34.7%	51.0%	35.8%

*	Less than 10% of revenues.

Gross Profit

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Gross profit	$20,024	$16,405	$32,349	$25,480
% of revenues	29.7%	26.2%	26.2%	22.1%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 28, 2014, the amount of gross profit increased compared to the same periods in the prior year, primarily due to lower material costs, lower labor expenses and overhead charges as a result of our cost reduction initiatives and favorable production yields. Gross profit also benefited from higher production volume driven by higher sales. This led to higher factory utilization on a relatively fixed base of overhead costs and resulted in improvements to our gross profits for all product markets. In addition, we recognized $1.3 million of gross margin from a non-recurring, service transaction in the three months ended June 28, 2014.

Our net inventory provision charges declined by $1.0 million and $1.1 million between the three and six months ended June 28, 2014 and the corresponding period in the prior year. For the three and six months ended June 28, 2014, the value of previously reserved materials that were used in manufacturing and shipped was $0.8 million and $1.5 million, respectively.

Gross profit included stock-based compensation expense of $0.7 million and $1.2 million for the three and six months ended June 28, 2014, respectively, compared to $0.6 million and $1.2 million, respectively, for the three and six months ended June 29, 2013.

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

Research and Development

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Research and development	$11,074	$10,915	$20,821	$21,844
% of revenues	16.4%	17.4%	16.9%	18.9%

Research and development expenses for the three and six months ended June 28, 2014 increased by $0.2 million and decreased by $1.0 million, respectively, compared to the same periods in the prior year.

The increase in the three months ended June 28, 2014 compared to the same period in the prior year was due to an increase of $0.6 million in project and material costs and $0.4 million in incentive compensation offset by a reduction of $0.8 million in personnel related costs as a result of our ongoing restructuring efforts.

The decrease in the six months ended June 28, 2014 compared to the same period in the prior year was due to reduction of $1.4 million in personnel related costs as a result of our ongoing restructuring efforts, $0.3 million in stock-based compensation and $0.1 million in general operating expenses offset by an increase of $0.4 million in project and material costs and $0.4 million of incentive compensation.

As a percent of revenues, research and development expenses decreased 1.0% and 2.0%, respectively, during the three and six months ended June 28, 2014, from the comparable periods of the prior year.

Stock-based compensation expense included in research and development expenses was $0.9 million and $1.6 million, respectively, for the three and six months ended June 28, 2014, compared to $0.8 million and $1.8 million, respectively, for the three and six months ended June 29, 2013.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Selling, general and administrative	$13,191	$13,487	$25,445	$28,105
% of revenues	19.6%	21.5%	20.6%	24.4%

Selling, general and administrative expenses for the three and six months ended June 28, 2014 decreased by $0.3 million and $2.7 million, respectively, compared to the same periods in the prior year.

The decrease in the three months ended June 28, 2014 compared to the same period in the prior year was due to a reduction of $0.7 million in personnel related costs as a result of our ongoing restructuring efforts, $0.6 million in general operating expenses as a result of our ongoing cost reduction efforts and $0.3 million in indirect sales commission offset by an increase of $0.7 million in incentive compensation, $0.3 million in foreign payroll taxes and $0.3 million in stock based compensation.

The decrease in the six months ended June 28, 2014 compared to the same period in the prior year was due to a reduction of $1.3 million in personnel related costs as a result of our ongoing restructuring efforts, $0.9 million in acquisition and integration related costs, $0.8 million in general operating expenses as a result of our ongoing cost reduction efforts, $0.3 million in travel costs, $0.3 million in sales commission and $0.2 million in project materials offset by an increase of $0.6 in incentive compensation, $0.3 million in foreign payroll taxes and $0.2 million in stock based compensation.

As a percent of revenues, selling, general and administrative expenses decreased approximately 1.9% and 3.8%, respectively, during the three and six months ended June 28, 2014 from the comparable periods of the prior year.

Stock-based compensation expense included within selling, general and administrative expenses was $1.9 million and $3.4 million, respectively, for the three and six months ended June 28, 2014, compared to $1.7 million and $3.2 million, respectively, for the three and six months ended June 29, 2013.

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Restructuring charges, net	$59	$92	$2,056	$4,072
% of revenues	0.1%	0.1%	1.7%	3.5%

For the three months ended June 28, 2014, restructuring charges decreased by $33 thousand from the comparable period of the prior year. For the six months ended June 28, 2014, restructuring charges decreased by $2.0 million from the comparable period of the prior year. Our restructuring activities are discussed below.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan (the "Q1 2014 Restructuring Plan"). As part of the plan, the Company eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first fiscal quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the three months ended June 28, 2014, we eliminated an additional 2 full-time employees and recorded $59 thousand in severance charges.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The activities comprising these restructuring activities and the related cash payments were completed and paid by June 28, 2014.

2013 Restructuring Activities

In the first quarter of fiscal 2013, we implemented a restructuring plan (the "Q1 2013 Restructuring Plan") which resulted in the reduction of our global workforce by 31 employees across the organization. In addition we reduced our temporary workforce by approximately 20 positions. We also suspended development activities and engineering efforts for our next generation DRAM Matrix platform and terminated development activities for a certain SoC product platform. We recorded $4.0 million of restructuring charges during the first quarter of fiscal 2013, which was comprised of $1.3 million in severance and related benefits and $2.7 million in impairment charges for certain equipment that would no longer be utilized. In the second quarter of fiscal 2013, we recorded $0.1 million of severance and related benefits due to the reduction of 4 employees across the organization. The activities comprising these restructuring activities were completed in fiscal 2013.

Loss on Sale of Subsidiary

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Loss on sale of subsidiary	—	$300	—	$300
% of revenues	—%	0.5%	—%	0.3%
On June 29, 2013, we sold TMMC, a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC's assets were sold to its management team for a purchase consideration of $1.0 million. FormFactor received approximately $0.2 million in cash upon the sale in the second fiscal quarter of 2013 and an approximately $0.8 million note to be repaid over 7 years at a 5% interest rate. The fair value of the note was discounted to approximately $0.5 million as of June 29, 2013. We included goodwill of approximately $0.2 million and a trademark intangible asset, net of accumulated amortization, of approximately $0.1 million in the loss on disposal of a subsidiary. We recorded a net loss on the sale of TMMC's assets of $0.3 million for the three and six months ended June 29, 2013.

Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Impairment of long-lived assets	$—	$121	$743	$179
% of revenues	—%	0.2%	0.6%	0.2%

We did not record any asset impairment charges during the three months ended June 28, 2014 and recorded $0.1 million of asset impairment charges during the three months ended June 29, 2013. During the six months ended June 28, 2014 and June 29, 2013, we recorded asset impairment charges of $0.7 million and $0.2 million, respectively. All the asset impairment charges related to certain manufacturing assets which were no longer being utilized.

Management believes it is reasonably possible that additional impairment charges that would further reduce the carrying amounts of our property, plant and equipment and intangible assets may arise in fiscal 2014 if we are unable to achieve cash flows anticipated by our forecasted financial plan.
Interest Income, Net and Other Income, Net

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Interest income, net	$79	$96	$158	$203
% of revenue	0.1%	0.2%	0.1%	0.2%
Other income (expense), net	$(156)	$209	$(222)	$632
% of revenues	(0.2)%	0.3%	(0.2)%	0.5%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and six months ended June 28, 2014 as compared with the same period of the prior year was primarily the result of lower average balances. Cash, cash equivalents, restricted cash and marketable securities were $149.5 million at June 28, 2014 compared to $151.5 million at December 28, 2013, and $154.9 million at June 29, 2013. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended June 28, 2014 and June 29, 2013 was 0.18% and 0.29%, respectively and the weighted average yield for the six months ended June 28, 2014 and June 29, 2013 was 0.17% and 0.30%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The change in other income (expense), net for the three and six months ended June 28, 2014 compared to the three and six months ended June 29, 2013 was due primarily to foreign currency exchange losses.
Provision for (Benefit From) Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(51)	$202	$257	$(5)
Effective tax rate	1.2%	(2.5)%	(1.5)%	—%

We recorded an income tax benefit of $51 thousand and a tax provision of $0.3 million for the three and six months ended June 28, 2014, respectively, and an income tax provision of $0.2 million and a tax benefit of $5 thousand, respectively, for the three and six months ended June 29, 2013. Income tax provisions reflect the tax provision on our operations in the US and foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and state deferred tax assets.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $180.8 million at June 28, 2014 and $173.9 million at December 28, 2013. The increase in working capital in the six months ended June 28, 2014 was primarily due to an increase in accounts receivable due to increased sales, inventory build in anticipation of higher sales and the reclassification of our long-lived assets to current assets as assets held for sale.

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
Our cash, cash equivalents and marketable securities totaled approximately $149.0 million at June 28, 2014, as compared to $151.1 million at December 28, 2013. The decrease in our cash, cash equivalents and marketable securities balances was primarily due to the use of cash for operating activities and cash used to acquire property, plant and equipment in the six months ended June 28, 2014. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in increasing revenue, improving our operating efficiency, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will further decline in fiscal 2014.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 56 days at June 28, 2014 compared with 52 days at December 28, 2013. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to higher sales to customers on 60 day payment terms during the six months ended June 28, 2014 as compared to the year ended December 28, 2013.

	Six Months Ended
	June 28, 2014	June 29, 2013
	(In thousands)
Net cash used in operating activities	$(521)	$(5,595)
Net cash provided by (used in) investing activities	9,642	(9,523)
Net cash provided by financing activities	$1,155	$990

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 28, 2014 was primarily attributable to the net change in operating assets and liabilities. The Company had a net loss of $17.0 million which was offset by non-cash expenses of $27.4 million, including $16.2 million of depreciation and amortization, $6.1 million of stock-based compensation, $3.8 million of provision for excess and obsolete inventories, $0.7 million of impairment of long-lived assets and $0.6 million of assets written-off as part of our restructuring activities.

The net change in operating assets and liabilities for the six months ended June 28, 2014 resulted in a net use of cash of $10.9 million and which was comprised of cash used of $11.6 million in accounts receivable due to higher sales, $5.2 million of cash used for inventory due to inventory build and an increase of prepaid expenses and other current assets of $0.4 million. The above use of cash was offset in part by an increase of $3.5 million in accrued liabilities due to accrued payroll and warranty, an increase of $2.4 million in accounts payable driven by the timing of our payments on vendor obligations, an increase of $0.2 million in deferred revenues due to shipments to customers for which our revenue recognition criteria have not yet been met and an increase in income tax payable of $0.1 million.
Net cash used in operating activities for the six months ended June 29, 2013 was primarily attributable to our net loss of $28.2 million offset in part by $29.6 million of non-cash charges consisting primarily of $6.2 million of stock-based compensation, $14.6 million of depreciation and amortization, $2.7 million of assets written-off as part of our restructuring plan and $4.9 million of provision for excess and obsolete inventories. The net change in operating assets and liabilities for the six months ended June 29, 2013 was a use of cash of $7.0 million comprising an increase in our accounts receivable of $10.7 million due to an increase in sales transactions closer to our quarter end, an increase in inventory of $7.6 million as we built more inventory to support higher forecasted demand in future quarters and a reduction of $2.6 million in accrued liabilities. Working capital sources of cash were primarily an increase of $5.1 million in accounts payable driven by the timing of invoice receipts and payments to vendors, receipt of refundable taxes of $4.4 million and decrease of other current assets of $3.5 million.
Cash flows from investing activities: Net cash provided by investing activities for the six months ended June 28, 2014 was primarily related to $44.3 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $3.0 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash used in investing activities for the six months ended June 29, 2013 was primarily related to purchases of marketable securities totaling $51.1 million offset by $45.0 million of proceeds from maturities of marketable securities and $5.1 million cash used in the acquisition of property and equipment.
Cash flows from financing activities: Net cash provided by financing activities for the six months ended June 28, 2014 and June 29, 2013 included $1.4 million and $1.3 million, respectively, from proceeds received from purchases under our 2012 Employee Stock Purchase Plan, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units.

Our cash, cash equivalents and marketable securities declined in the six months ended June 28, 2014. We continue to focus on improving our operating efficiency to increase operating cash flows. Our actions have included implementing operational expense reduction initiatives, delaying or eliminating certain capital spending and research and development projects, focusing on timely customer collections and re-negotiating longer payment terms with our vendors. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider establishing manufacturing and technology partnerships, or to seek short and long-term debt obligations, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned.

However, if we are unsuccessful in increasing revenues, improving our operating efficiency, executing our cost reduction plan, reducing our cash outlays or increasing our available cash through financing, our cash, cash equivalents and marketable securities will decline in future fiscal quarters.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 28, 2014, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013. Our critical accounting policies have not changed during the six months ended June 28, 2014.

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

Recent Accounting Pronouncements

Please refer to the discussion of our recent accounting pronouncements in Note 2—Recent Accounting Pronouncements of the Notes to the Condensed Consolidated Financial Statements under Part I, Item 1 in this report on Form 10-Q.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 17-Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the six months ended June 28, 2014 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2013. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on

Form 10-K for the year ended December 28, 2013 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	August 1, 2014	By:	/s/ Michael M. Ludwig

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