Form 10-K
period 2014-12-27
FORMFACTOR INC
filed 2015-03-06
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 27, 2014 (the last business day of the registrant's most recently completed second quarter) as reported by NASDAQ Global Market on that date: $305,698,197. Shares of the registrant's common stock held by each executive officer, director and person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of March 5, 2015 was 57,582,168 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 27, 2014, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 27, 2014
FormFactor, the FormFactor logo and its product and technology names, including Apollo, ATRE, DC-Boost, Matrix, MicroProbe, the MicroProbe logo, MicroSpring, Mx-FinePitch, OneTouch, QiLin, RapidSoak, SmartMatrix, SMART Matrix 100, TouchMatrix, Takumi, TRE, TrueScale and TrueScale Lite, Vector, Vx-MP and Vx-RF are trademarks or registered trademarks of FormFactor, Inc. in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as "FormFactor," "we," "us," and "our". Our fiscal years end on the last Saturday in December. Our last three fiscal years ended on December 27, 2014, December 28, 2013 and December 29, 2012.

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
Our operating results have fluctuated in the past and are likely to continue to fluctuate. As a result, we believe you should not rely on period-to-period comparisons of our financial results as indicators of our future performance. Some of the important factors that could cause our revenues, operating results and outlook to fluctuate from period-to-period include:

•	customer demand for and adoption of our products;

•	market and competitive conditions in our industry, the semiconductor industry and the economy as a whole;

•	our ability to realize the benefits of certain deferred tax attributes;

•	the timing and success of new technologies and product introductions by our competitors and by us;

•	our ability to work efficiently with our customers on their qualification of our new technologies and products;

•	our ability to deliver reliable, cost-effective products that meet our customers' testing requirements in a timely manner;

•	our ability to transition to new product architectures and to bring new products into volume production on time and at acceptable yields and cost;

•	our ability to implement measures for enabling efficiencies and supporting growth in our design, applications, manufacturing and other operational activities;

•	the reduction, rescheduling or cancellation of orders by our customers;

•	our ability to collect accounts receivables owed by our customers;

•	our product and customer sales mix and geographical sales mix;

•	a reduction in the price or the profitability of our products;

•	the timely availability or the cost of components and materials utilized in our products;

•	our ability to efficiently optimize manufacturing capacity and production yields as necessary to meet customer demand and ramp production volume at our manufacturing facilities;

•	our ability to protect our intellectual property against third parties and continue our investment in research and development and design activities;

•	any disruption in the operation of our manufacturing facilities;

•	the timing of and return on our investments in research and development;

•	The impact of any acquisition we might make and our ability to integrate effectively the acquired business into our business operations;

•	macroeconomic events that impact global buying in general and the semiconductor industry in particular; and

•	seasonality, principally due to our customers' purchasing cycles.
The impact of one or more of these factors might cause our operating results to vary widely. If our revenues, operating results or outlook fall below the expectations of market analysts or investors, the market price of our common stock could decline substantially. You should carefully consider the numerous risks and uncertainties described above and in such sections.
PART I
Item 1:    Business
We design, develop, manufacture, sell and support advanced semiconductor probe card products, and are the largest supplier worldwide of those products. Semiconductor manufacturers use our probe cards to perform wafer test (also known as wafer sort), which is the testing of the semiconductor die, or chips, while those die are still constituted on the semiconductor wafer. Wafer test enables semiconductor manufacturers to determine whether chips will meet specifications and be saleable once the wafer is diced, and the die are singulated and individually packaged. Given the relatively high per-die costs of singulation and packaging processes, and the fact that semiconductor process yields are typically less than 100%, meaning that some of the die on a wafer are expected to be defective, there is often a compelling economic reason to perform wafer test. Probe cards are a critical element in enabling that wafer test process.
During wafer test, the probe card is mounted on a prober and electrically connected to automated test equipment, or ATE, to form the overall test cell, which is capable of automatically performing wafer test in a full production environment. The probe card forms the electrical interface between the individual chips on a wafer, and the ATE, allowing the ATE to detect chip faults and verify chip functionality and performance. Because each probe card forms a custom interface between a standard ATE system and a unique customer chip design, a key part of our product offering is ensuring that our design and customization processes successfully and accurately match the specific chip and wafer designs of our customers.
We were incorporated in 1993 and we introduced our first probe card in 1995. For much of our history, sales of probe cards for testing Dynamic Random Access Memory, or DRAM, devices made up the majority of our revenues. In October 2012, we completed the acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary Micro-Probe Incorporated (together "MicroProbe"), which significantly diversified and broadened our customer and revenue base, as the majority of MicroProbe's sales consisted of probe cards for testing System-on-Chip, or SoC, devices.
Our business, like that of many semiconductor equipment and tooling suppliers, is generally subject to the cyclicality and general health of the semiconductor industry. We acquired MicroProbe in fiscal 2012 to diversify our business beyond its primary DRAM focus by gaining access to more of the available semiconductor probe card market through MicroProbe’s significant SoC probe card business. The acquisition also enabled us to identify and realize operational and cost efficiencies in the combined companies’ technology, resources, assets, and teams. Since acquiring MicroProbe, we have been increasingly functioning as a single worldwide organization to leverage and efficiently take advantage of our combined capabilities.
Partially as a result of this diversification and leverage, we improved our financial and operational performance during fiscal 2014 as compared to fiscal 2013. In fiscal 2014, our business gained momentum through strong broad-based customer demand, coupled with continued improvements in our operational execution. During fiscal 2014, we increased revenues by $37.0 million to $268.5 million, from $231.5 million in 2013. Our net loss decreased by $38.5 million to $(19.2) million, from $(57.7) million in 2013. We generated net cash of $12.7 million in fiscal 2014, making it the first fiscal year since 2007 in which we achieved a year-to-year increase in cash, cash equivalents and marketable securities.
Products
Our products are based on our proprietary technologies, including our micro-electromechanical systems (MEMS) technologies, our automation systems, our various product architectures, and our design tools. Our MEMS technologies generally enable rapid and cost-effective manufacturing of resilient multi-material composite spring-like electrically-conductive contact elements with characteristic length scales of a few microns. These contact elements, such as our MicroSpring contacts, optimize the relative amounts of force on, and across, a chip’s bond pad, solder bump, or copper pillar during the test process and maintain their shape and position over a range of compression. In addition, while maintaining these mechanical characteristics, the contact elements must achieve reliable and high-fidelity electrical contact through wafer surfaces that are generally oxidized or otherwise contaminated, and must maintain these attributes over hundreds of thousands, and even millions, of compression cycles. This capability, when paired with our automation systems, enables us to rapidly produce customer-design specific probe cards that deliver leading precision, reliability, and electro-mechanical performance.

Our probe cards are customized for our customers' unique wafer and chip designs, by modifying and adapting our standard product architectures, such as Matrix and Apollo, to meet an individual customer’s design layout and electrical test requirements. For many advanced applications, our products must maintain tens of thousands of simultaneous high-fidelity low-impedance electrical contacts with the corresponding chip contacts (bond pads, solder bumps, copper pillars, etc.) on the wafer. Our present technologies enable probe cards to be populated with over 100,000 contact elements, with contact element spacings as small as 40 microns, distributed over extents as large as 300mm so that all die on the wafer can be tested simultaneously.
We have invested and intend to continue to invest considerable resources in proprietary probe card design tools and processes. These tools and processes enable the rapid and accurate customization described above, including automated routing and trace length adjustment within our probe cards, greatly enhancing our ability to rapidly design complex structures.
In addition, some of our customers test certain chips over a large range of operating temperatures, as opposed to conducting wafer test at one predetermined temperature. We select materials after careful consideration of the potential range of test operating temperatures and design our probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test. As a result, for many of our products, our customers can use the same probe card for both low and high temperature testing without a loss of mechanical or electrical performance. In addition, for test situations for which a customer requires extreme positional accuracy at a specific temperature, we have designed probe cards optimized for testing at such temperatures.
Through on-going investments in both our technology and operations, we continue to innovate and improve so that our products will meet customers' future technical roadmap performance, quality, and commercial requirements. We also continue to leverage these ongoing investments across all advanced probe card markets, to realize synergies and economies of scale to benefit our competitiveness, time-to-market and overall profitability.
Customers
Our customers include semiconductor chip manufacturers in the DRAM, Flash and SoC markets. Our customers use our probe cards to test DRAM chips, including LPDDR2, LPDDR3, LPDDR4, DDR, DDR2, DDR3, DDR4, SDRAM, PSRAM, and Graphic DRAM; NOR, PCM and NAND flash memory chips; and SoC devices, including serial data devices, chipsets, microprocessors, microcontrollers, graphic processors, mobile RF, analog and mixed-signal devices.
Three customers accounted for 51.6% of our revenues in fiscal 2014, three customers accounted for 45.9% of our revenues in fiscal 2013 and three customers accounted for 55.1% of our revenues in fiscal 2012, as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Intel	19.7%	17.7%	* %
SK hynix	16.9	16.5	29.4
Micron	15.0	11.7	13.3
Samsung	*	*	12.4
Total	51.6%	45.9%	55.1%

*	Less than 10% of revenues.
Information concerning revenue by geographic region and by country based upon ship to location appears under "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues - Revenues by Geographic Region" and Note 14 - Operating Segments and Geographic Information of the Notes to our Consolidated Financial Statements, which are included elsewhere in this Annual Report on Form 10-K.
Backlog
Our backlog was $43.3 million at December 27, 2014 compared to $25.0 million at December 28, 2013. We manufacture our products based on order backlog and customer commitments. Backlog includes only orders with written authorizations and shipment dates within 12 months. Backlog also includes revenue for existing product service agreements to be earned within the next 12 months. Customers may delay delivery of products or cancel orders prior to shipment, subject to possible cancellation penalties. Due to possible changes in delivery schedules and cancellations of orders, our backlog on any particular date is not necessarily indicative of actual sales for any succeeding period. Delays in delivery schedules and/or a reduction in backlog during any particular period could have a material adverse effect on our business and results of operations.

Manufacturing
Our probe cards are designed for each of our customers' unique wafer designs, by modifying and adapting our product architectures to meet an individual customer’s design layout and test requirements. Our proprietary manufacturing processes for our probe cards include: a complex interconnection system-level design process; a front-end process, which, depending upon the specific product, may include wire bonding, photolithography, plating and metallurgical processes, dry and electro-deposition, pick and place assembly; and a back-end process, which includes general assembly and test. Critical steps in our manufacturing process are performed in a variety of clean room environments, including as stringent as a Class 100 environment, depending on the requirements of the specific manufacturing processes.
We depend upon suppliers for some critical components of our manufacturing processes, including ceramic substrates and complex printed circuit boards, and for materials used in our manufacturing processes. We also rely on suppliers to provide certain contact elements and interconnects incorporated into our products. Some of these components and materials are supplied by a single vendor, and some are subject to certain minimum order quantities. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases, manufacturing capacity issues and component shortages. We continually assess and evaluate alternative sources of supply for all components and materials.
Our primary manufacturing facilities are located in Livermore, San Jose and Carlsbad, California, United States. We also perform certain probe card manufacturing operations in our facility in Suzhou, China and Yokohama, Japan.
We maintain repair and service capabilities in Livermore, San Jose, and Carlsbad, California, United States; Austin, Texas, United States; Dresden, Germany; Bundang, South Korea; Yokohama City and Hiroshima, Japan; Suzhou, China; Hsinchu, Taiwan; and Singapore.
Research, Development and Engineering
The semiconductor industry is subject to rapid technological change and new product introductions and enhancements. We believe that our continued commitment to research and development and our timely introduction of new and enhanced products and technologies are integral to maintaining and enhancing our competitive position. We allocate significant resources to these efforts, and prioritize those resources to prepare for our customers’ next generation wafer test challenges. We also increasingly seek to deploy our resources to solve fundamental challenges that are both common to, and provide competitive advantage across, our SoC, DRAM, and Flash Memory product offerings and roadmaps.
Research and development expenses were $42.7 million for fiscal 2014, $42.1 million for fiscal 2013 and $40.1 million for fiscal 2012.
Sales and Marketing
We sell our products worldwide primarily through a combination of a global direct sales force and one distributor.
Our sales and marketing staff, located in the United States, China, Germany, Italy, Japan, Singapore, South Korea, and Taiwan, work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers.
We utilize a highly skilled team of application and customer support engineers that support our customers as they integrate our products into their manufacturing processes. Through these customer relationships, we develop a close understanding of customer and product requirements, thereby aligning our product capabilities and capacities with our customers' roadmaps and production ramps.
Environmental Matters
We are subject to U.S. Federal, State and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2014, 2013 or 2012. We do not believe that any loss from environmental remediation liabilities would have a material impact on our financial condition.

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
We are also subject to SEC rules that will require diligence, disclosure and reporting on whether certain minerals and metals, known as conflict minerals, used in our products originate from the Democratic Republic of Congo and adjoining countries. We have implemented a program to comply with these new rules, which could adversely affect the sourcing, availability and pricing of minerals we use in our products. We will not only incur costs in relation to our compliance with disclosure requirements, but may also face difficulties in satisfying any of our customers who require that all of our products are certified as conflict mineral free.
Competition
The highly competitive probe card market comprises many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers. Our current and potential competitors in the probe card market include Advantest Corporation, AMST Co., Ltd., BucklingBeam Solutions, Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, Micronics Japan Co., Ltd., Microfriend Inc., MPI Corporation, Soulbrain Engineering, SV Probe, Inc., Technoprobe, TSE Co., Ltd., and Will Technology Co., Ltd, among others. In addition to the ability to address probe card performance and capability requirements, the primary competitive factors in the industry in which we compete include product quality and reliability, price, total cost of ownership, lead times, service capability and geographic proximity, field applications support and timeliness of delivery.
Some of our competitors are also suppliers of other types of test equipment or other semiconductor equipment and may have greater financial and other resources than we do. We expect that our competitors will enhance their current products and that they may introduce new products that will be competitive with our probe cards. In addition, it is possible that new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our probe cards.
Additionally, semiconductor manufacturers may implement chip designs that include built-in self-test, or BIST, capabilities or similar functions or methodologies that increase test throughput and reduce test content, thereby eliminating some or all of our current product advantages. Our ability to compete favorably may also be adversely affected by (1) delays in qualification of our new products, (2) very short cycle time requirements, (3) long-standing relationships between our competitors and certain semiconductor manufacturers, and (4) semiconductor manufacturer test strategies that include low performance semiconductor testers and less complex probe cards.
Intellectual Property
Our success depends in part upon our ability to continue to innovate and invest in research and development to meet the semiconductor testing requirements of our customers, to maintain and protect our proprietary technology, and to conduct our business without infringing on the proprietary rights of others. We rely on a combination of patents, trade secrets, trademarks and contractual restrictions on disclosure to protect our intellectual property rights. We have filed actions to enforce those rights against third parties, and may pursue such actions in the future.
As of December 27, 2014, we had 646 issued patents, of which 412 are United States patents and 234 are foreign patents. The expiration dates of these patents range from 2015 to 2031. Our issued patents cover many of the features of our interconnect technology, as well as some of our inventions related to probe cards and testing, wafer-level packaging and test, sockets and assemblies and chips. In addition, as of December 27, 2014, we had 210 patent applications pending worldwide, including 40 United States applications and 170 foreign national or regional stage applications; we also had pending 8 Patent Cooperation Treaty, or PCT, applications. We cannot provide any assurance that our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents that we may obtain will not be challenged or invalidated. Even if additional patents are issued, our patents might not provide sufficiently broad coverage to protect our proprietary rights or to avoid a third party claim against one or more of our products or technologies.
We have both registered and unregistered trademarks, including FormFactor, the FormFactor logo, Apollo, ATRE, DC-Boost, Matrix, MicroProbe, the MicroProbe logo, MicroSpring, Mx-FinePitch, OneTouch, QiLin, RapidSoak, SmartMatrix, SMART Matrix 100, TouchMatrix, Takumi, TRE, TrueScale and TrueScale Lite, Vector, Vx-MP and Vx-RF.
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
Employees
As of December 27, 2014, we had 907 regular full-time employees, including 539 in operations, 192 in research and development, 109 in sales and marketing and 67 in general and administrative functions. By region, 647 of our employees were in North America, 73 in China, 64 in Singapore, 49 in South Korea, 34 in Taiwan, 32 in Japan and 8 in Europe. No employees are currently covered by a collective bargaining agreement. We believe that, overall, our relations with our employees are good.
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
Directors and Executive Officers
Directors.  The names of the members of our board of directors, their ages as of December 27, 2014, and their current occupations are set forth below.

Name of Director	Age	Current Occupation
Edward Rogas, Jr.	74	Director of Vitesse Semiconductor Corporation
Lothar Maier	59	Chief Executive Officer and Director of Linear Technology Corporation
Michael D. Slessor (1)	45	Chief Executive Officer and Director of FormFactor, Inc.
Michael W. Zellner	59	Director of FormFactor, Inc.
Richard DeLateur	56	Director of FormFactor, Inc.
Thomas St. Dennis (1)	61	Executive Chairman of FormFactor, Inc.

(1)
Dr. Slessor was the President of our Company in fiscal 2014, and succeeded Mr. St. Dennis as CEO effective from December 28, 2014, which is the beginning of our fiscal 2015. Mr. St. Dennis became the Executive Chairman of our Board of Directors in October 2013, and continues to serve as Executive Chairman.

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
Thomas St. Dennis has served as a Director since September 2010, when he joined our company, and as Executive Chairman of the Board of Directors since October 23, 2013. Mr. St. Dennis served as our Chief Executive Officer from September 2010 through December 27, 2014. Mr. St. Dennis previously held various positions at Applied Materials, Inc. from 1992 to 1999 and again from 2005 to 2009. His most recent role at Applied Materials, Inc. was Senior Vice President and General Manager of the Silicon Systems Group. He also worked at Novellus Systems, Inc. as Executive Vice President of Sales and Marketing from 2003 to 2005. From 1999 to 2003 Mr. St. Dennis was President and CEO of Wind River Systems, Inc. Mr. St. Dennis currently also sits on the Board of Mattson Technology, Inc. Mr. St. Dennis holds a B.S. in Physics and a M.S. in Physics, both from UCLA.
Michael Slessor, has served as a Director since October 2013. Dr. Slessor became our Chief Executive Officer on December 28, 2014. Dr. Slessor served as our President from October 2013 to December 27, 2014, and as Senior Vice President and General Manager, MicroProbe Product Group from October 2012 to October 2013. Before joining FormFactor, Dr. Slessor was President and Chief Executive Officer of MicroProbe from July 2008 through the October 2012 closing of FormFactor's acquisition of MicroProbe. Prior to joining MicroProbe, he held various management, product-marketing, and applications-engineering positions in the semiconductor industry, primarily with KLA-Tencor. Dr. Slessor received his Ph.D. in Aeronautics and Physics from the California Institute of Technology and his B.A.Sc. in Engineering Physics from the University of British Columbia.
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
Michael W. Zellner has served as a Director since April 2011. Mr. Zellner served as Vice President and Chief Financial Officer of Cyan, Inc. (NYSE: CYNI) from March 2013 through March 2014. He was Vice President, Finance and Chief Financial Officer of PMC-Sierra, Inc. (Nasdaq: PMCS) from March 2007 to November 2012. Prior to joining PMC-Sierra, Mr. Zellner was Senior Vice President of Finance and Administration and Chief Financial Officer at Wind River Systems, Inc., a device software solutions provider to the electronics industry. Mr. Zellner attended the Stanford Executive Program at the Stanford Graduate School of Business as well as the MBA and BBA accounting program at Florida Atlantic University.
Richard DeLateur has served as a Director since May 2011, and as our Lead Independent Director since May 2014. Mr. DeLateur served as Chief Financial Officer of FormFactor, Inc. from May 2010 to May 2011. Mr. DeLateur is a 20-year veteran of Intel's finance team, where he held various positions, including the role of Vice President and Group Controller of Worldwide Technology and Manufacturing. Mr. DeLateur more recently served as Chief Financial Officer at the private companies Fluidigm Corporation and Topsin Corporation. Mr. DeLateur had also served as a Director at Numonyx Corp., a leading manufacturer of Flash memory, which is now part of Micron Technology, Inc. Mr. DeLateur holds a B.A. in Economics from the University of California, Davis and was awarded his Chartered Financial Analyst (CFA) certification in 1999.
Executive Officers. Our executive officers, their ages as of December 27, 2014, and their positions with our company are set forth below.

Name	Age	Position
Thomas St. Dennis (1)	61	Executive Chairman of FormFactor, Inc.
Michael M. Ludwig	53	Chief Financial Officer
Michael D. Slessor (1)	45	Chief Executive Officer and Director of FormFactor, Inc.
Stuart L. Merkadeau	53	Senior Vice President, General Counsel and Secretary

(1)
Dr. Slessor, served as our President in fiscal 2014 and succeeded Mr. St. Dennis as CEO effective from December 28, 2014, which is the beginning of our fiscal 2015. Mr. St. Dennis became the Executive Chairman of our Board of Directors in October 2013, and continues to serve as Executive Chairman.

Michael M. Ludwig has served as our Chief Financial Officer since May 2011. Mr. Ludwig also served as our Vice President, Finance from December 2009 to May 2011, was a consultant to our company from February 2009 to December 2009, and served as our Vice President and Corporate Controller from April 2001 to April 2007. Mr. Ludwig has also held senior level finance and accounting positions at Force 10 Networks, Inc., a division of Dell Inc., that builds and secures high performance networks, and at divisions of Tyco Electronics and Beckman Coulter. Mr. Ludwig holds a B.S. in accounting from California State Polytechnic University, Pomona.
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
A delay in qualifying next generation products could result in higher development costs and loss of market share, which could negatively impact our business and financial results.
We may suffer from delays in qualifying our next-generation products at our customers. In fiscal 2011 we engaged with certain customers on a next-generation, or evolution, of our SmartMatrix product which enables greater parallelism, and also with a SoC customer on a next-generation vertical probe technology. In the first quarter of our fiscal 2013, we announced that we suspended development activities specific to our next generation Matrix platform and we proceeded to consolidate our technologies and development to extend the capabilities of the then-current Matrix platform. The inability to extend the capabilities of our products as anticipated may result in the loss of sales and negatively impact our financial results. In 2013, we increased our activities and spending on the development of a new NAND Flash probe card architecture, which is incorporated into our Vector NAND Flash memory probe card; and in 2014 we successfully qualified our Vector probe card at one customer, and engaged in qualification activities at a second customer, which has now qualified the Vector product architecture. If we are not able to continue to successfully qualify our Vector product at other NAND Flash memory customers, or if we are not able to realize material revenues from sales of the Vector probe card in the future, it could negatively impact our revenues and margins and harm our business. We continue to invest in research and development activities around new product technologies and architectures. If we are unable to qualify and successfully introduce products incorporating new product technologies and architectures, it may negatively impact our business.
We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.
Integrating newly acquired businesses, products or technologies into our company could put a strain on our resources, could be expensive and time consuming, could substantially reduce our cash reserves, could cause delays in product delivery and might not be successful. Future acquisitions and investments could divert management's attention from other business concerns and expose our business to unforeseen liabilities or risks associated with entering new markets. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, future acquisitions could result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

We might be subject to risks relating to our acquisition of MicroProbe as set forth below:

•	We may fail to realize all of the synergies that we anticipated from the combination of the two companies;

•	We may fail to continue to retain key MicroProbe executives and employees, which could negatively impact the long-term success of the acquisition;

•	We may not be able to efficiently combine certain product service and support capabilities and R&D programs, which could require us to increase certain spending;

•	Our customers may reduce their aggregate spending on MicroProbe and/or FormFactor products;

•	We may have assumed unforeseen legal, regulatory, intellectual property or other liabilities; and

•	We have less cash available for other purposes, including other acquisitions of technologies or businesses.
We derive a substantial portion of our revenues from a small number of customers, and we could continue to experience significant declines in our revenues if any major customer cancels, reduces, delays a purchase of, or does not place a projected order for our products, or does not pay us, or delays or extends payment for our products past their original due dates.
A relatively small number of customers account for a significant portion of our revenues. Three customers represented 52% of total revenues in fiscal 2014, three customers represented 46% of total revenues in fiscal 2013 and three customers represented 55% of total revenues in fiscal 2012. In fiscal 2014, 2013 and 2012, our ten largest customers accounted for 80%, 75% and 80% of our revenues, respectively. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers could significantly reduce our revenues. Cancellations, reductions or deferrals could result from another downturn in the semiconductor industry, or from manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers' operations due to fire, natural disasters or other events. Furthermore, because our probe cards are custom products designed for our customers' unique wafer designs, any cancellations, reductions or delays can result in significant, non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.
Our customers could also fail to pay all or part of an invoice for our products. If a customer fails to pay us or delays payment for our products, we may be unable to recognize revenue, our financial condition and liquidity could be adversely impacted and we may incur additional charges for bad-debt reserve. It is also possible that if we make the decision to initiate legal proceedings against customers to seek payment of outstanding receivables, it will negatively impact a customer relationship and result in lost revenues in the future. As happened with our customer ProMos Technologies, customers with financial difficulties may be forced to materially reduce or discontinue operations, file for bankruptcy or other relief, or may be acquired by one of our other customers, any of which would further reduce our customer base and/or result in the loss of revenues.
Changes in customers' test strategies, equipment and processes could cause us to lose revenues.
The demand for probe cards depends in large part upon the number of semiconductor designs, the pace of technology and architecture transitions in chip designs and overall semiconductor unit volume. The time it takes to test a wafer depends upon the number of devices being tested, the complexity of these devices, the test software program and the test equipment itself. As test programs become increasingly effective and test throughput increases, the number of probe cards required to test a given volume of devices declines. Therefore, advances in the test process could cause us to lose sales. Further, many semiconductor manufacturers are implementing chip designs featuring built-in-self-test, or BIST, capabilities or similar "design for testability", or DFT, functions or methodologies that increase test throughput and reduce the cost of test. These efforts include strategies to reduce the technical requirements on test equipment, or to improve data about device performance early in the manufacturing process, or to test the device later in the manufacturing process for quality assurance purposes. In some cases, BIST or DFT can create opportunities for our technologies. In other cases BIST or DFT can reduce requirements for wafer-level test and reduce our opportunities. Although we seek to work with our customers to show ways that our technologies can be applied together with BIST and DFT approaches to create opportunities to further reduce the cost of test, the overall impact of BIST and DFT technologies could slow the migration to wafer level testing and adversely affect our revenues.
Similar results could occur if new chip designs are implemented which we are unable to test efficiently, or if semiconductor manufacturers reduce generally the amount or degree of wafer test they perform. We incur significant research and development expenses in conjunction with the introduction of new product architectures and platforms. The introduction and adoption of new test equipment platforms can impact probe card requirements and/or demand, which could harm our revenues. Additionally, because our customers require both test equipment and probe cards, a delay or disruption in the introduction of new test equipment platforms could negatively affect our growth.

Cyclicality in the semiconductor industry may adversely impact our sales in the future, and as a result we have experienced and may continue to experience reduced revenues and operating results.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as servers, personal computers, automobiles and cell phones, that use semiconductors. During industry downturns, semiconductor manufacturers generally sharply curtail their spending, including their equipment spending, and defer their adoption of emerging technologies and historically have lowered their spending disproportionately more than the decline in their revenues. This is particularly true when there is a point during an industry cycle in which the semiconductor manufacturers' costs related to semiconductor devices approach or exceed the sales price of the devices. As a result, we would experience reduced revenues due to the decreased demand for our probe cards by our semiconductor manufacturer customers. Accordingly, if we do not adjust our levels of manufacturing and human resources or manage our costs and deliveries from suppliers in response to lower spending by semiconductor manufacturers, our gross margin may decline and cause us to experience further operating losses.
Changes in customers' product roadmaps and the timelines associated with those roadmaps could negatively impact our product development effort and new product introductions, which could in turn, cause us to lose revenues.
The demand for probe cards depends in large part upon the demand for semiconductor devices and our customers' product roadmaps. For example, the DRAM market was impacted negatively in fiscal 2013 as secular changes in the personal computer markets significantly lowered demand for commodity DRAM. We may be required to make changes to our operational or R&D activities to reduce the breadth of our investments in certain of our products. For example, in the first quarter of fiscal 2013, we announced that we suspended development activities specific to our next generation Matrix platform and would consolidate our technologies and development to extend the capabilities of the then-current Matrix platform. If this consolidation does not continue to be successful, or does not extend the capabilities of our products as anticipated, or if changes to our operational or R&D activities impact our ability to introduce competitive products in the future, we may lose sales and our financial results will be negatively impacted.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
We are experiencing increased competition in the probe card market and we expect competition to intensify in the future. Increased competition has resulted in, and in the future is likely to result in, price reductions, reduced gross margins or loss of market share. Competitors might introduce new competitive products for the same markets that our products currently serve. These products may have better performance, lower prices and/or broader acceptance than our products. Competitive products may not have better performance, lower prices and/or broader acceptance than our products, but may be able to meet shorter delivery times required by customers and result in the loss of revenue for us. In addition, for products such as probe cards, semiconductor manufacturers typically qualify more than one source to avoid dependence on a single source of supply. As a result, our customers would likely purchase products from our competitors. Current and potential competitors include Advantest Corporation, AMST Co., Ltd., BucklingBeam Solutions, Cascade Microtech, Inc., Feinmetall GmbH, Korea Instrument Co., Ltd., Japan Electronic Materials Corporation, Micronics Japan Co., Ltd., Microfriend Inc., MPI Corporation, Soulbrain Engineering, SV Probe, Inc., Technoprobe, TSE Co., Ltd., and Will Technology Co., Ltd, among others.
Many of our current and potential competitors have greater name recognition, larger customer bases, more established customer relationships or greater financial, technical, manufacturing, marketing and other resources than we do. As a result, they might be able to respond more quickly to new or emerging technologies and changes in customer requirements, devote greater resources to the development, promotion, sale and support of their products, and reduce prices to increase market share. Some of our competitors also supply other types of test equipment. Those competitors that offer both advanced probe cards and needle probe cards might have strong, existing relationships with our existing customers or with potential customers. It is possible that one or more of our competitors may be able to increase their sales to mutual customers, resulting in a loss of revenue share for us. It is further possible that existing or new competitors, including test equipment manufacturers, may offer new technologies that reduce the value of our probe cards.

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
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the testing requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the testing needs of our customers and to develop and support new products and product enhancements to meet these needs on a timely and cost-effective basis. Our customers' testing needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size, are increasing in speed and functionality and also becoming less expensive to produce. Examples of trends driving demand for technological research and development include semiconductor manufacturers' transition to 2x nanometer DRAM technology node, Flash and SoC fabrication process nodes, transition to higher gigabit density memory and lower-power multi-core processors, and rapid adoption of advanced  IC packaging types, such as wafer-level packaging, Flipchip devices, devices incorporating Copper Pillar structures, and Through-Silicon-Via (TSV) technologies. Our customers expect that they will be able to integrate our probe cards into any manufacturing process as soon as they are installed. Therefore, to meet these expectations and remain competitive, we must continually design, develop and introduce on a timely basis new products and product enhancements with improved features.
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
Successful product design, development and introduction on a timely basis require that we:

•	design innovative and performance-enhancing product architectures, technologies and features that differentiate our products from those of our competitors;

•	in some cases engage with third parties who have particular expertise in order to complete one or more aspects of the design and manufacturing process;

•	qualify with the customer(s) the new product, or an existing product incorporating new technology;

•	transition our products to new manufacturing technologies;

•	offer our products for sale at competitive price levels while maintaining our gross-margins within our financial model;

•	identify emerging technological trends in our target markets;

•	maintain effective marketing strategies;

•	respond effectively to technological changes or product announcements by others; and

•	adjust to changing market conditions quickly and cost-effectively.
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
We recorded material restructuring charges related to our global workforce reductions and impairment charges related to our long-lived assets in fiscal 2014, fiscal 2013, and fiscal 2012. As we continue to align our operations with our business requirements, we may implement additional cost reduction actions, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets. Our long-lived assets, including intangible assets, are amortized over their respective estimated useful lives using the straight-line and accelerated methods and are reviewed for impairment annually, or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. The valuation of our long-lived assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. Other adverse changes in market conditions, particularly if such changes have the effect of changing one of the critical assumptions or estimates we use in our assessment of the recoverability of our long-lived assets, could result in a change to the estimation of fair value that could result in future impairment charges. We may also incur charges for factory underutilization depending upon the demand for our products and factory capacity. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization may have a material negative impact on our operating results and related financial statements.
Our recent restructuring plans may not have properly aligned our cost structure with our business needs and overall semiconductor industry requirements and even though completed may adversely affect our business, financial condition, or operating results.
In each of fiscal 2009 through 2014, we conducted reductions in our work force as part of company-wide organizational restructurings or cost reduction plans. These plans were intended to help focus our resources more strategically towards business needs and industry requirements. We realized certain cost savings from these restructuring actions, but our business, financial condition and operating results could be materially adversely affected if we experience unanticipated inefficiencies as a result of our restructuring activities, unanticipated or product delivery or quality issues resulting in impaired customer relationships caused by reduced headcount, or delay in ramping the manufacture of our products or delay in our development, introduction and qualification of our new products and technologies. We cannot ensure we will not undertake additional workforce reductions, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. Any of these issues could render our restructuring plan ineffective, which could have a material adverse effect on our business, financial condition, or operating results.
If we do not continue to take steps to optimize the structure of our operations to position our company for long-term, profitable growth, we might not succeed.
The timing, length and severity of the cyclical downturns in the semiconductor industry are difficult to predict. This cyclicality affects our ability to accurately predict our future operating results and plan our business, and could also impair the value of our tangible and intangible assets. We implemented global cost reduction plans in each fiscal year from 2009 through 2014 and are continuing to pursue measures to improve our operating efficiency. Such cost reduction plans and measures to improve operating efficiency have included workforce reductions, the consolidation of manufacturing capacity, the centralization of support functions to regional and global shared service centers and the combining of the technical and manufacturing teams across multiple product lines. If we do not continue to implement measures for optimizing our financial model for prevailing market conditions, our competitiveness could be seriously harmed, our ability to invest in our business for future growth may be negatively impacted and our company might not succeed. If we do not successfully structure our operations by, for example, strengthening our local application and service capabilities to improve customer responsiveness, changing our manufacturing structure and processes for shorter cycle time and improved product delivery capabilities, realigning our research and development efforts, and continue to motivate and retain our key employees, we may experience deterioration in our business and our company might not succeed. In addition, as the business environment changes, for example as the semiconductor industry moves past a cyclical downturn, if we are unable to proactively and effectively manage our operations and/or realign our controls, systems and infrastructure to changing business conditions, we may not be in a position to boost our personnel, manufacturing capacity, service capabilities and productivity, and support growth in response to increasing customer demand for our products, which would, in turn, have a negative impact on our operating results.
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
If goodwill or other intangible assets that we recorded in connection with the MicroProbe Acquisition become impaired, we could be required to take significant charges against earnings.
In connection with the accounting for the MicroProbe Acquisition, we have recorded a significant amount of goodwill and other intangible assets. Under U.S. generally accepted accounting principles, or GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets have been impaired. Finite-lived intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and stockholders' equity in future periods. Refer to note 8 to Notes to Consolidated Financial Statements - Goodwill and Intangible Assets for further details relating to our annual goodwill impairment assessment.
Periodic global economic and semiconductor industry downturns could negatively affect our business, results of operations, and financial condition.
Global economic and semiconductor industry downturns have in the past negatively affected and could in the future negatively affect our business, results of operations and financial condition. During a downturn, we may experience declines in demand for our probe cards resulting from our customers taking steps to conserve cash by cutting production, postponing the implementation of tooling cycles and delaying the ramp of new technology nodes in response to slow demand for consumer and other products incorporating devices tested with our probe cards. We may also experience increased pricing pressure on certain of our products, which may reduce our gross margins. A protracted downturn could cause customers to become insolvent, resulting in a loss of revenue and/or the uncollectability of accounts receivable. Downturns have historically, and may in the future, cause customers to seek extended payment terms or delay payment for our products past their original due dates, resulting in deferral of revenue and increasing our potential bad debt exposure.
It is also possible that one or more of our key suppliers may become insolvent, leading to delays in the development and shipment of our products, increased expense and loss of revenue. In addition, we may experience increased impairment charges due to declines in the fair values of marketable debt securities, or charges based upon underutilization of our factory.

Environmental and other disasters, such as flooding, earthquakes, fires, volcanic eruptions or leakage from nuclear reactors, or a combination thereof, may negatively impact our business.
Our business is vulnerable to the direct and indirect impact of environmental and other disasters, such as the March 2011 earthquake off the coast of Japan and the resulting tsunami and disaster at certain nuclear power plants in Japan. For instance, while our design operations in Tokyo, Japan, and our repair facilities in Yokohama, Japan and Hiroshima, Japan were all not damaged by the March 2011 disasters in Japan, it is possible that our operations could be impacted in the future by similar events. The facilities of certain of our suppliers, including suppliers of our ceramics, our printed circuit boards and certain of our mechanical parts, are located in Japan. While our suppliers did not report any significant damage to their facilities and they resumed operations consistent with the power usage guidelines in their respective areas, the supply chains for certain of our suppliers were negatively impacted. Additionally, the 2012 flooding in Thailand negatively impacted the operations of several disk drive manufacturers, which created a shortage of disk drives available for incorporation into personal computers. This disk drive shortage resulted in a slowing of the manufacture of personal computers and for the DRAM incorporated into personal computers, which created an oversupply of DRAM devices and caused price erosion. It is possible that future acts of terrorism, environmental events or natural disasters, such as earthquakes and aftershocks, and infrastructure events arising out of such occurrences and disasters, could negatively impact our suppliers’ ability to supply components to us on a timely basis. Any such delays in supplying or delivering components to us could, and any catastrophic loss suffered by our key suppliers would likely, disrupt our operations, delay production and shipments and adversely affect our revenues and business. Similarly, any catastrophic loss at our California facilities, such as from an earthquake, would materially and adversely affect our business.
If we are unable to efficiently manufacture our existing probe card products and our new probe card products, our business may be materially adversely affected.
We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time required for us to design, manufacture and deliver our products in volume. If we cannot do these things, both our existing products and our new products may not be commercially successful, our revenues may be adversely affected, our customer relationships and our reputation may be harmed and our business may be materially adversely affected. To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes, which have caused and could cause in the future, our operating results to decline.
We have also experienced, and may experience in the future, difficulties in manufacturing our complex products in volume on time and at acceptable yields and cost and installation issues in the field due to the complexity of customer design requirements, including integration of probe cards with varying customer test cell environments and testing of semiconductor devices over a wide temperature range. For example, design and manufacturing delays related to our Matrix architecture products resulted in qualification at certain customers taking longer than we anticipated. Once a new product or technology is qualified, if we are unable to timely and efficiently expand our manufacturing capacity and ramp volume production to meet customer demand, our operating results will be negatively impacted. Delayed qualification has caused in the past, and could continue to cause, lost sales opportunities. This increases our vulnerability to our competitors and the likelihood that our customers will seek solutions from other suppliers or to develop solutions themselves. If demand for our products decreases, we could have excess manufacturing capacity. The fixed costs associated with excess manufacturing capacity could cause our operating results to decline. If we are unable to achieve further manufacturing efficiencies and cost reductions, particularly if we are experiencing pricing pressures in the marketplace, our operating results could suffer.
Consolidation in the semiconductor industry and within the semiconductor test equipment market could adversely affect the market for our products and negatively impact our ability to compete, which could cause a decline in our revenues.
Consolidation in the semiconductor industry, particularly among manufacturers of DRAM devices, such as Micron Technology, Inc.'s 2013 acquisition of Elpida Memory, Inc., would reduce our customer base and could adversely affect the market for our products, which could cause a decline in our revenues. The global economic downturn caused significant disruption within the semiconductor industry. The semiconductor industry now has a smaller customer base than in past years. The loss of additional customers could further concentrate, and could adversely affect, the market for our products. Consolidation may lead to lost or delayed sales, reduced demand for our probe cards, loss of market share and increased pricing pressures. Additionally, certain customers may not want to rely entirely or substantially on a single probe card supplier and, as a result, such customers could reduce their purchases of our probe cards.
There has also been a recent move toward consolidation within the semiconductor test equipment market, including, for example, the acquisition of Verigy by Advantest, the pending acquisition of Tokyo Electron by Applied Materials, and the acquisition of Novellus Systems by Lam Research. This consolidation trend could change our interactions and relationships with semiconductor tester and prober companies and negatively impact our revenue and operating results.
We depend upon the sale of our probe cards for substantially all of our revenues, and the majority of our probe cards are utilized by semiconductor manufacturers for testing SoC and DRAM devices. If we experience a downturn in demand for our SoC and DRAM products, our revenues could decline.
We have historically derived substantially all of our revenues from the sale of our probe cards to manufacturers of DRAM, flash memory devices, and microprocessor, chipset and other SoC devices. Subsequent to the acquisition of MicroProbe in October 2012, our revenues have substantially been derived from the sale of our probe cards to manufacturers of SoC and DRAM devices.
For fiscal 2014, 2013 and 2012, sales to manufacturers of SoC devices accounted for 53%, 50% and 26%, respectively, of our revenues. Sales to manufacturers of DRAM devices accounted for 41%, 40% and 57%, respectively, and sales to manufacturers of Flash Memory devices accounted for 6%, 10% and 17%, respectively. We anticipate that sales of our probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products and our ability to continue to develop and introduce new products that meet our customers' requirements on a timely basis resulting in gained market share. In particular, to continue to grow our business, we need to gain additional market share with manufacturers of Flash memory and SoC devices. To the extent that we are unable to realize cost reductions and manufacturing efficiencies in the production of our probe cards, or if we are not able to timely deliver our products, our revenues and business operations could be adversely impacted and our ability to grow could suffer. In the second half of 2013 and into 2014, we increased our activities on the development of our Vector NAND Flash Memory probe card architecture and had engagements with two customers to deliver products based on the new architecture. We successfully qualified our Vector product at one of the customers. If we do not successfully develop and deliver production evaluation probe cards for the second customer, and for other additional customers in the future, or if customers do not qualify the Vector product and purchase it for NAND Flash Memory wafer test, it could negatively impact our revenues and margins and harm our business.
As our next generation probe cards are used in greater volume in commercial production, it is possible that we will identify certain areas of technical performance that require improvement, and if we are unable to continually, efficiently and in a timely manner improve our products, we could suffer reduced demand for our products and our operating results could be harmed.
If chip manufacturers fail to make architecture, node or technology transitions as we anticipate, or if anticipated or announced transitions are delayed, it could adversely impact our revenues and operating results. In addition, we might not be able to sustain or increase our revenues from sales of our probe cards, particularly if the semiconductor market enters another downturn. Any decrease in revenues from sales of our probe cards could harm our business.
If our relationships with our customers and companies that manufacture semiconductor test equipment deteriorate, our product development activities could be harmed.
The success of our product development efforts depends upon our ability to anticipate market trends and to collaborate closely with our customers and with companies that manufacture semiconductor test equipment. Our relationships with these customers and companies provide us with access to valuable information regarding manufacturing and process technology trends in the semiconductor industry, which enables us to better plan our product development activities. These relationships also provide us with opportunities to understand the performance and functionality requirements of our customers, which improves our ability to customize our products to fulfill their needs. Our relationships with test equipment companies are important to us because test equipment companies can design the use of our probe cards into their equipment and provide us with the insight into their product plans. This cooperation allows us to offer probe cards for use with the test equipment companies' products when they are introduced to the market as opposed to several months or more later, which would negatively impact our revenues.
Our relationships with our customers and test equipment companies could deteriorate if they:

•	become concerned about our ability to protect their intellectual property;

•	become concerned with our ability to deliver quality products on a timely basis;

•	develop their own solutions to address the need for testing improvement;

•	implement chip designs that include enhanced built-in self-test capabilities;

•	regard us as a competitor in the case of test-equipment company, or in the case of a customer believe we are too closely aligned with a competitor of the customer;

•	introduce their own probe card product;

•	establish relationships with others in our industry;

•	acquire or invest in a competitive probe card manufacturer or enter into a business venture with a competitive probe card manufacturer; or

•	attempt to restrict our ability to enter into relationships with their competitors.
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
Our revenues are difficult to forecast because we generally do not have sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a substantial percentage of our revenues in any quarter depend upon customer orders for our probe cards that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenues and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenues. Accordingly, any significant shortfall of revenues in relation to our expectations could hurt our operating results.
We manufacture substantially all our products at our facilities in Livermore, San Jose, and Carlsbad, California, and any disruption in the operations of these facilities or our customer's manufacturing facilities could adversely impact our business and operating results.
Certain of our manufacturing processes and our customers' processes require sophisticated and expensive equipment and specially designed facilities, including semiconductor clean rooms. We manufacture the majority of our probe cards at our facilities located in Livermore, San Jose, and Carlsbad, California. Any disruption in our manufacturing, whether due to contamination in our manufacturing process, technical or labor difficulties, destruction or damage from fire or earthquake, infrastructure failures such as power or water shortage or any other reason, could interrupt our operations, impair critical systems, disrupt communications with our customers and suppliers, and cause us to write off inventory, thereby potentially resulting in the loss of revenues. In addition, if the previous energy crises in California that resulted in disruptions in power supply and increases in utility costs were to recur, we might experience power interruptions and shortages, which could disrupt our manufacturing operations. This could subject us to loss of revenues as well as significantly higher costs of energy. Further, current and potential customers might not purchase our products if they perceive our lack of a fully operational alternate manufacturing facility to be a risk to their continuing source of supply. Similarly, any of these events, such as contamination, fire, power or water shortage and labor strike could interrupt our customer's operations thereby potentially resulting in the loss of revenues to our company.
If we are unable to continue to reduce the time it takes for us to design and produce a probe card, our growth could be impeded.
Our customers continuously seek to reduce the time it takes them to introduce new products to market. The cyclicality of the semiconductor industry, coupled with changing demands for semiconductor devices, requires our customers to be flexible and highly adaptable to changes in the volume and mix of products they must produce. Each of those changes requires a new design and each new design requires a new probe card. For some existing semiconductor devices, the manufacturers' volume and mix of product requirements are such that we are unable to design, manufacture and ship products to meet manufacturers' relatively short cycle time requirements. We have lost sales in the past where we were unable to meet a customer's required delivery schedule for probe cards for a particular design. If we are unable to reduce the time it takes for us to design, manufacture and ship our products in response to the needs of our customers, our competitive position could be harmed and we could lose sales. If we are unable to increase design and manufacturing capacity in the event demand increases, our ability to respond to customer requirements could be challenged and our revenues could be negatively impacted.

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
The complexity and ongoing development of our probe card manufacturing process, combined with increases in probe card production volumes, have in the past and could in the future lead to design or manufacturing problems. For example, we have experienced the presence of contaminants in our plating baths, which have caused a decrease in our manufacturing yields or have resulted in unanticipated stress-related failures when our probe cards are being used in the manufacturing test environment. This contamination problem caused a yield decline that, in turn, resulted in our inability to timely ship products to our customers. Manufacturing design errors such as the mis-wiring of a probe card or the incorrect placement of probe contact elements have caused us to repeat manufacturing design steps. In addition to these examples, problems might result from a number of factors, including design defects, materials failure, failure of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, and unknown sensitivities to process conditions such as temperature and humidity, and equipment failures. As a result, our products have in the past contained and might in the future contain undetected errors or defects. Any errors or defects could:

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
In addition, if any of our products fail to meet specifications when installed in the customer's test environment, or have reliability, quality or compatibility problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns or warranty costs and the loss of existing customers or the failure to attract new customers. For example, in mid-2013, we experienced certain supply chain and manufacturing challenges that impacted critical deliveries for a key DRAM customer in Japan. These delays and manufacturing challenges not only impacted in-quarter short-term revenue, but also resulted in our loss of future orders and required us to implement programs to re-establish ourselves as a key supplier to the customer and resulted in increased warranty costs. These consequences negatively impacted our operating results.
Our customers use our products with test equipment and software in their manufacturing facilities. Our products must be compatible with the customers' equipment and software to form an integrated system. While we have designed our test capabilities and standards to replicate the actual test environment of our customers and continually work to improve our capabilities, it is possible that our probe card will perform differently in the customers' actual test environments. If our probe card does not function properly within a customer's specific test environment, we could be required to provide field application engineers to locate the problem, which can take time and resources. If the problem relates to our probe cards, we might have to invest significant capital, manufacturing capacity and other resources to correct it. Our current or potential customers also might seek to recover from us any losses resulting from defects or failures in our products. Liability claims could require us to spend significant time and money in litigation or to pay significant damages.
If our ability to forecast demand for our products or the predictability of our manufacturing yields deteriorates, we could incur higher inventory losses than we currently experience.
Each semiconductor chip design requires a custom probe card. Because our products are design-specific, demand for our products is difficult to forecast. Due to our customers' short delivery time requirements, we often design and procure materials and, at times, produce our products in anticipation of demand for our products rather than in response to an order. Our manufacturing yields, particularly for new DRAM and Flash Memory probe cards, have at times been unpredictable and consequently, we have produced more components for probe cards, or actual probe cards, than forecasted demand. If we do not obtain orders as we anticipate, or if we produce additional inventory to compensate for unpredictable manufacturing yields, we could have excess or obsolete inventory for a specific customer design that we would not be able to sell to any other customer, which would likely result in inventory write-offs or material charges for scrap.
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
Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. The time that our customers require to evaluate and qualify our probe cards is typically between three and 12 months and sometimes longer. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our probe cards and developing probe cards customized to the potential customer's needs, for which we might not be reimbursed. Although we commit substantial resources to our sales efforts, we might never receive any revenues from a customer. For example, many semiconductor chip designs never reach production, including designs for which we may have expended design effort and expense. In addition, prospective customers might decide not to use our probe cards or use our probe cards for a relatively small percentage of their probe card requirements after we have expended significant effort and expense toward probe card design, development, and/or manufacture. The length of time that it takes for the evaluation process and for us to make a sale depends upon many factors including:

•	the efforts of our sales force and our distributor and independent sales representatives;

•	the complexity of the customer's fabrication processes;

•	the internal technical capabilities of the customer;

•	the customer's budgetary constraints;

•	the availability of compatible product offerings; and

•	the customer's ability to devote resources to the evaluation process.
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
Sales of our products to customers outside North America have accounted for a significant part of our revenues. Our international sales as a percentage of our revenues were 72%, 73% and 85% for fiscal 2014, 2013 and 2012, respectively. Additionally, certain of our South Korean customers purchase through their North American subsidiaries. In the future, we expect international sales, particularly in Japan, South Korea and Taiwan, to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in North America.
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
The trading prices of the securities of technology companies have been highly volatile, and from December 28, 2014 through March 5, 2015, our stock price (NASDAQ Global Market close price) has ranged from $7.55 a share to $10.26 a share.

The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

•	variations in our operating results;

•	our forecasts and financial guidance for future periods;

•	announcements of technological innovations, new products or product enhancements, new product adoptions at semiconductor customers or significant agreements by us or by our competitors;

•	reports regarding our ability to bring new products into volume production efficiently;

•	the gain or loss of significant orders or customers;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	rulings on litigations and proceedings;

•	seasonality, principally due to our customers' purchasing cycles;

•	market and competitive conditions in our industry, the entire semiconductor industry and the economy as a whole;

•	recruitment or departure of key personnel; and

•	announcements of mergers and acquisition transactions and the ability to successfully integrate the business activities of the acquired/merged company.
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

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, collectively known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such issuers to report annually whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries and in some cases to perform extensive due diligence on their supply chains for such minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of semiconductor equipment, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the due diligence procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict-free. We may also face difficulties in satisfying customers who may require that our products be certified as DRC conflict-free, which could harm our relationships with these customers and lead to a loss of revenue. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.
In October 2012, the National Association of Manufacturers and the U.S. Chamber of Commerce filed a petition for review in the U.S. Court of Appeals for the District of Columbia in response to a piece of Dodd-Frank regulation that requires public companies to disclose whether their products have been manufactured with these conflict minerals in countries where the sale of these minerals fuel humanitarian violence. The outcome of this suit is uncertain and may impact the adoption of these new requirements. In January 2013, the SEC’s conflicts minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. We filed our first conflict mineral disclosures with the SEC on June 2, 2014, for the 2013 calendar year, in compliance with the SEC guidelines.

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
Information concerning our properties as of December 27, 2014 is set forth below:

Location	Principal Use	Square Footage	Ownership
Livermore, California, United States	Corporate headquarters, sales, marketing, finance, product design, manufacturing, service and repair, distribution, research and development	168,636	Leased
San Jose, California, United States	Sales, marketing, finance, product design, manufacturing, service and repair, distribution, research and development	23,860	Leased
Carlsbad, California, United States	Product design, finance, manufacturing, service and repair, distribution, research and development	26,260	Leased
Austin, Texas, United States	Service and repair	2,025	Leased
Southbury, Connecticut, United States	Sales office	1000	Leased
Singapore	Sales, finance, product design, service, and field service.	26,805	Leased
Suzhou, China	Sales, marketing, finance, manufacturing, product design, service and repair, distribution, research and development	9,700	Leased
Shanghai, China	Sales office	418	Leased
Jubei City, Hsinchu, Taiwan	Sales office, finance, product design, field service and repair center	9,309	Leased
Yokohama City, Japan	Sales office, finance, marketing, product design, research and development, field service, and repair center, manufacturing and distribution.	8,777	Leased
Hiroshima, Japan	Repair center	1,615	Leased
Bundang, South Korea	Sales office, finance, product design, field service, and repair center	15,310	Leased
Dresden, Germany	Sales office	2,906	Leased
Milan, Italy	Sales office	215	Leased

Item 3:    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 27, 2014 and as of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings other than the proceeding summarized below. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Intellectual Property Litigation
In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in commercial litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of December 27, 2014. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.
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

Fiscal 2014	High	Low
First Quarter	$7.19	$6.01
Second Quarter	8.09	5.41
Third Quarter	8.41	6.61
Fourth Quarter	$8.93	$6.18

Fiscal 2013	High	Low
First Quarter	$5.15	$4.56
Second Quarter	6.96	4.39
Third Quarter	7.66	6.00
Fourth Quarter	$6.86	$5.00
The closing sales price of our common stock on the NASDAQ Global Market was $9.20 per share on March 5, 2015. As of March 5, 2015, there were 211 registered holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends on our common stock. We currently expect to retain all available funds and any future earnings for use in the operation and development of our business. Accordingly, we do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future.
Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2009 through December 27, 2014, for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. No cash dividends have been declared on shares of our common stock. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, and the RDG Semiconductor Composite Index
*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ended December 31.

	Cumulative Total Return
	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
FormFactor, Inc.	$100.00	$40.79	$23.24	$20.95	$27.61	$39.50
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
RDG Semiconductor Composite	100.00	114.32	110.37	111.80	148.14	187.98

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

	Fiscal 2014 (1)(2)	Fiscal 2013 (1)(2)(4)	Fiscal 2012 (1)(2)(5)(7)	Fiscal 2011 (1)(2)(5)(6)	Fiscal 2010 (1)(2)(3)(4)(6)
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$268,530	$231,533	$178,535	$169,325	$188,565
Gross profit (loss)	77,439	42,284	25,331	20,958	(2,272)
Net loss	(19,185)	(57,683)	(35,546)	(65,981)	(188,286)
Basic and diluted net loss per share	$(0.34)	$(1.06)	$(0.70)	$(1.31)	$(3.75)
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$163,837	$151,091	$165,788	$296,691	$347,235
Working capital	196,412	173,881	194,125	308,380	370,767
Total assets	344,243	340,708	395,682	383,071	466,054
Capital leases, net of current portion	—	—	340	—	—
Total stockholders' equity	289,436	294,086	339,258	346,652	411,201
Number of employees	907	961	1,021	709	729

(1)
Fiscal 2014, 2013, 2012, 2011 and 2010 net losses include restructuring charges, net of $2.7 million, $4.7 million, $2.9 million, $0.5 million and $15.9 million, respectively, relating to our global restructuring and reorganization actions. See Note 4—Restructuring Charges of the Notes to the Consolidated Financial Statements.

(2)
Fiscal 2014, 2013, 2012, 2011 and 2010 net losses include impairment charges of $1.2 million, $0.8 million, $0.4 million, $0.5 million and $56.4 million, respectively. See Note 6—Impairment of Long-lived Assets of the Notes to the Consolidated Financial Statements.

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
Overview
We design, develop, manufacture, sell and support advanced semiconductor probe card products, and are the largest supplier worldwide of those products. Semiconductor manufacturers use our probe cards to perform wafer test (also known as wafer sort), which is the testing of the semiconductor die, or chips, while those die are still constituted on the semiconductor wafer. Wafer test enables semiconductor manufacturers to determine whether chips will meet specifications and be saleable once the wafer is diced, and the die are singulated and individually packaged. Given the relatively high per-die costs of singulation and packaging processes, and the fact that semiconductor process yields are typically less than 100%, meaning that some of the die on a wafer are expected to be defective, there is often a compelling economic reason to perform wafer test. Probe cards are a critical element in enabling that wafer test process.
Historically, sales for probe cards for testing Dynamic Random Access Memory, or DRAM, devices have made up the majority of our revenues. In October 2012, we completed the acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary Micro-Probe Incorporated (together "MicroProbe"). The majority of MicroProbe's revenue is made up of sales of probe cards for testing System-on-Chip, or SoC, devices.
During fiscal 2014, revenues increased by $37.0 million to $268.5 million from $231.5 million in 2013. Furthermore, our net loss decreased by $38.5 million to $(19.2) million from $(57.7) million in 2013. The net loss for fiscal 2014 included restructuring charges of $2.7 million and impairment charges of $1.2 million while the net loss for fiscal 2013 included restructuring charges of $4.7 million, impairment charges of $0.8 million, loss on the sale of a subsidiary of $0.3 million and $1.3 million in acquisition and integration costs. Our gross profit margins and operating profit margins also improved in fiscal 2014 as a result of our increasing revenues and ongoing initiatives to reduce manufacturing overhead costs, lower production material costs and reduce operating expenses. Overall, we experienced an improvement in our financial and operational performance during fiscal 2014, as compared to fiscal 2013 as our business continued to gain momentum through strong broad-based demand from our customers and continued improvements in our execution.
During the second half of fiscal 2014, we began generating revenues from our new Vector NAND Flash Memory probe card. We expect our Vector product to open a large portion of the NAND Flash Memory probe card market that we previously have not served and which could represent additional incremental revenues in future years.

In October 2014, our Board of Directors unanimously approved a Chief Executive Officer ("CEO") succession plan with Michael Slessor, our former President of the Company succeeding Thomas St. Dennis as CEO effective from December 28, 2014, which was the beginning of our fiscal 2015. Mr. St. Dennis continues to serve as Executive Chairman of the Board of Directors.

Our cash, cash equivalents and marketable securities and restricted cash totaled $164.3 million as of December 27, 2014, as compared to $151.5 million at December 28, 2013. The increase in our cash, cash equivalents and marketable securities was primarily due to improved operating results and reduced capital expenditures, net of investments in working capital to grow revenues. We (used) generated cash of $(7.1) million, $5.0 million, $5.3 million and $9.5 million in the first, second, third and fourth quarters of fiscal 2014, respectively, as compared to (using) generating $(12.1) million, $1.0 million, $1.8 million and $(5.2) million in the first, second, third and fourth quarters of fiscal 2013, respectively. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and/or marketable securities could decline in future fiscal years.

We believe the following information is important to understanding our business, our financial statements as well as the remainder of this discussion and analysis of our financial condition and results of operations:

Fiscal Year. we operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 included 52 weeks each.
Revenues. We derive substantially all of our revenues from product sales of probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers' products are sold and market conditions in the semiconductor industry. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products, the penetration of new markets and through acquisition. We expect that revenues from the sale of probe cards will continue to account for substantially all of our revenues for the foreseeable future.
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
We design, manufacture and sell custom advanced probe cards into the semiconductor test market, which is subject to significant variability and demand fluctuations. Our probe cards are complex products that are custom to a specific chip design of a customer and must be delivered on relatively short lead-times as compared to our overall manufacturing process. As our advanced probe cards are manufactured in low volumes, it is not uncommon for us to acquire production materials and start certain production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our probe cards. We record an adjustment to our inventory valuation for estimated excess, obsolete and non-sellable inventories based on assumptions about future demand, past usage, changes to manufacturing processes and overall market conditions.
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
Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates may change as new information is obtained. We believe that the estimates, assumptions and judgments involved in revenue recognition, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, assets acquired and liabilities assumed in business combinations, legal contingencies, valuation of goodwill, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and valuation of deferred tax assets. Actual results could differ from those estimates.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (GAAP). The preparation of these financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Our accounting policies are fundamental to understanding our financial condition and results of operations reported in our financial statements and related disclosures. We have identified the following accounting policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain. We evaluate our estimates and assumptions on an ongoing basis and we base these estimates and assumptions on current facts, historical experiences and various other factors and assumptions that are believed to be reasonable under the circumstances. Actual results may differ materially and adversely from our estimates. Our management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.
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
Goodwill: Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. We have determined that we operate in one reportable segment consisting of two operating segments relating to our FormFactor and MicroProbe product groups. We further have determined that for the purposes of our goodwill impairment analysis, we have two reporting units relating to our FormFactor and MicroProbe product groups and which are both associated with the design, development, manufacture, sale and support of precision, high performance advanced semiconductor probe card products and solutions.
The FASB, in order to simplify testing goodwill for impairment, allows an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required.
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
We performed our annual goodwill impairment test for both reporting units in the fourth quarter of fiscal 2014. No impairment charges associated with our goodwill were recorded during fiscal 2014. The evaluation of goodwill for impairment requires the exercise of significant judgment. In the event of future changes in business conditions, we will be required to reassess and update our forecasts and estimates used in future impairment analyses. If the results of these analyses are lower than current estimates, a material impairment charge may result at that time. Refer to note 8 to Notes to Consolidated Financial Statements - Goodwill and Intangible Assets for further details.
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

Results of Operations
The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	71.2	81.7	85.8
Gross profit	28.8	18.3	14.2
Operating expenses:
Research and development	15.9	18.2	22.5
Selling, general and administrative	19.0	23.0	27.6
Restructuring charges, net	1.0	2.0	1.6
Loss on sale of subsidiary	—	0.1	—
Impairment of long-lived assets	0.5	0.3	0.2
Gain on settlement of litigation	—	—	(1.8)
Total operating expenses	36.4	43.6	50.1
Operating loss	(7.6)	(25.3)	(35.9)
Interest income, net	0.1	0.2	0.4
Other income, net	0.1	0.3	0.8
Loss before income taxes	(7.4)	(24.8)	(34.7)
Benefit from income taxes	(0.3)	—	(14.8)
Net loss	(7.1)%	(24.8)%	(19.9)%

Fiscal Years Ended December 27, 2014 and December 28, 2013
Revenues

	Fiscal	% of	Fiscal	% of	Change
	2014	Revenues	2013	Revenues	$	%
	(In thousands)
Revenues by Market:
SoC	$142,360	53.0%	$115,597	49.9%	$26,763	23.2%
DRAM	110,800	41.3	92,603	40.0	18,197	19.7
Flash	15,370	5.7	23,333	10.1	(7,963)	(34.1)
Total revenues	$268,530	100.0%	$231,533	100.0%	$36,997	16.0%

Overall, our revenues increased by 16.0%, or $37.0 million, in fiscal 2014 as compared to fiscal 2013. Our revenues increased 23.2% year-over-year in the SoC market, increased 19.7% in DRAM and decreased 34.1% in Flash memory. The overall increase in revenues was primarily driven by higher unit volume in both the SoC and DRAM markets. The SoC revenue increase was driven by a combination of strong mobile application processor, personal computer processor, and automotive microcontroller demand. DRAM demand and revenue increased due to the adoption of our SmartMatrix product at a major South Korean memory producer and overall strong mobile, server and personal computer DRAM market demand. The decrease in Flash memory revenue was due to a weakening NOR Flash memory market and reduced demand for our TouchMatrix product at South Korean and Taiwanese NAND Flash memory producers.

Revenues by Geographic Region
The following table sets forth our revenues by geographic region for the periods indicated:

	Fiscal 2014	% of Revenues	Fiscal 2013	% of Revenues
	(In thousands)
North America	$75,393	28.1%	$63,053	27.2%
South Korea	52,677	19.6	45,823	19.8
Taiwan	49,395	18.4	64,623	27.9
Asia-Pacific (1)	34,705	12.9	21,173	9.2
Europe	30,677	11.4	20,023	8.6
Japan	25,683	9.6	16,838	7.3
Total Revenues	$268,530	100.0%	$231,533	100.0%

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.
Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.
The increases in North America and Europe revenues for fiscal 2014, when compared to the same periods in 2013, were driven by increased SoC product shipments for both flip chip and wire bond applications. The decrease in Taiwan revenues for fiscal 2014, when compared to the same period in 2013, was driven by a combination of decreased SoC product shipments, a decrease in commodity or personal computer based DRAM demand, and reduced NAND Flash memory demand. The increase in South Korea revenues for fiscal 2014 when compared to the same period in 2013 was primarily due to increased DRAM demand and the adoption of our SmartMatrix product at a major South Korean memory producer. The increase in Japan revenues for fiscal 2014 was driven by a combination of higher demand for SoC wire bond and mobile DRAM products. The increase in Asia-Pacific revenues in fiscal 2014 when compared to fiscal 2013 was primarily driven by sales of our SmartMatrix DRAM products in that region.
Gross Profit

	Fiscal 2014	Fiscal 2013
	(In thousands)
Gross profit	$77,439	$42,284
Gross margin	28.8%	18.3%
Gross margin fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2014, gross profit increased $35.2 million when compared to fiscal 2013, primarily due to lower material costs, lower labor expenses and overhead charges as a result of our cost reduction initiatives and favorable production yields. Gross profit also benefited from higher production volume driven by higher sales. This led to higher factory utilization on a relatively fixed base of overhead costs and resulted in improvements to our gross profits for all product markets.

Our net inventory provision charges declined by $3.3 million in fiscal 2014 compared to fiscal 2013 due to increased demand levels. The value of previously reserved materials that were used in manufacturing and shipped for fiscal 2014 and 2013 was $2.4 million and $2.6 million, respectively.

Gross margin included intangible asset amortization expense and fixed asset fair value step-up expense of $15.8 million and $13.8 million in fiscal 2014 and 2013, respectively, related to the MicroProbe Acquisition. Stock-based compensation expense included in gross margin for fiscal 2014 and 2013 was $2.4 million each, respectively.

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

Research and Development

	Fiscal 2014	Fiscal 2013
	(In thousands)
Research and development	$42,725	$42,139
% of revenues	15.9%	18.2%
Research and development expenses for fiscal 2014 increased $0.6 million, or 1%, compared to the prior year. The increase was primarily due to an increase of $1.5 million of incentive compensation and $1.6 million in project and material costs offset by a reduction of $2.4 million in personnel related costs as a result of our ongoing restructuring efforts. Stock-based compensation expense included within research and development expenses was $3.5 million and $3.4 million, respectively, for fiscal 2014 and 2013.
Our research and development expenses fluctuate as projects transition from development to manufacturing, depending on the stage of completion and level of effort related to each project undertaken. We are continuing our strategic investments in research and development, including investments in new spring technologies, substrate architectures and new process technologies. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Fiscal 2014	Fiscal 2013
	(In thousands)
Selling, general and administrative	$51,385	$53,217
% of revenues	19.0%	23.0%
Selling, general and administrative expenses decreased $1.8 million, or 3%, in fiscal 2014 compared to the prior year. The decrease was primarily due to a reduction of $2.3 million in personnel related costs as a result of our ongoing restructuring efforts, $1.1 million in acquisition and integration related costs, $1.1 million in sales commissions, $1.0 million in general operating expenses as a result of our ongoing cost reduction efforts, $0.6 million in expensed equipment and supplies and $0.3 million in travel costs offset by an increase of $2.0 million in incentive compensation, $1.1 million in stock based compensation, $1.2 million in loss contingency reserve and $0.3 million in foreign payroll taxes. Stock-based compensation expense included within selling, general and administrative expenses was $7.3 million and $6.2 million, respectively for fiscal 2014 and 2013.
Restructuring Charges, net

	Fiscal 2014	Fiscal 2013
	(In thousands)
Restructuring charges, net	$2,668	$4,658
% of revenues	1.0%	2.0%
Restructuring charges decreased $2.0 million, or 43%, in fiscal 2014 from fiscal 2013. The restructuring plans we implemented in fiscal 2014 and 2013 are discussed below.
2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan. As part of the plan, we eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the remainder of fiscal 2014, we further eliminated an additional 5 full-time employees and recorded $0.7 million in severance charges.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The activities comprising these restructuring activities were substantially completed in fiscal 2014 and the remaining cash payments associated with these activities are expected to be paid by the end of the first fiscal quarter of 2015.

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
In the fourth fiscal quarter of 2013, we implemented the Q4 2013 Restructuring Plan which resulted in the reduction of our global workforce by 17 full-time employees across the organization. In addition, we reduced our temporary workforce by 17 positions. We recorded $0.4 million of restructuring charges during the fourth fiscal quarter of 2013 for severance and related benefits. The cash payments associated with our various fiscal 2013 reductions in workforce were paid in fiscal 2013 and 2014.
Loss on Sale of Subsidiary

	Fiscal 2014	Fiscal 2013
	(In thousands)
Loss on sale of subsidiary	$—	$300
% of revenues	—%	0.1%
On June 29, 2013, we sold TMMC, a wholly owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC's assets were sold to its management team for a purchase consideration of $1.0 million. FormFactor received approximately $0.2 million in cash upon the sale in the second fiscal quarter of 2013 and an approximately $0.8 million note to be repaid over 7 years at a 5% interest rate. The fair value of the note was discounted to approximately $0.5 million as of June 29, 2013. We included goodwill of approximately $0.2 million and a trademark intangible asset, net of accumulated amortization, of approximately $0.1 million in the loss on disposal of a subsidiary. We recorded a net loss on the sale of TMMC's assets of $0.3 million in fiscal 2013.

Impairment of Long-Lived Assets

	Fiscal 2014	Fiscal 2013
	(In thousands)
Impairment of long-lived assets	$1,219	$761
% of revenues	0.5%	0.3%

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. In fiscal 2014 and 2013, we recorded impairment charges of $1.2 million and $0.8 million, respectively, related to manufacturing assets we no longer utilize.

Interest Income and Other Income, Net

	Fiscal 2014	Fiscal 2013
	(In thousands)
Interest income, net	$302	$386
% of revenues	0.1%	0.2%

Other income, net	$161	$623
% of revenues	0.1%	0.3%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for fiscal 2014 as compared to fiscal 2013 was primarily the result of lower yields. Cash, cash equivalents, restricted cash and marketable securities were $164.3 million at December 27, 2014 compared to $151.5 million at December 28, 2013. The weighted-average yield on our cash, cash equivalents and marketable securities for fiscal 2014 and 2013 was 0.16% and 0.25%, respectively.

Other income, net is comprised primarily of foreign currency impact and various other gains and losses. The decrease in fiscal 2014 as compared to fiscal 2013 was primarily due to the completion of payments received in fiscal 2013 from an intellectual property settlement and overall lower foreign currency gains and bank and other charges.

Benefit From Income Taxes

	Fiscal 2014	Fiscal 2013
	(In thousands)
Benefit from income taxes	$(910)	$(99)
Effective tax rate	(4.5)%	(0.2)%

We recorded an income tax benefit of $0.9 million and $0.1 million for fiscal 2014 and 2013, respectively. Income tax provisions reflect the tax provision on our operations in the US and foreign jurisdictions and the tax benefit from the lapsing of the statute of limitations in foreign jurisdictions.
We recognize interest (benefit) charges and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest (benefit) charges and penalties of $(0.1) million, $(0.2) million and $0.3 million in fiscal 2014, 2013, and 2012, respectively. As of December 27, 2014 and December 28, 2013, we had accrued total interest charges and penalties of $0.1 million and $0.2 million, respectively, related to uncertain tax positions.
We anticipate that we will continue to record a valuation allowance against our U.S. deferred tax assets. We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax provision of our profitable non-U.S. jurisdictions. At December 27, 2014, we had Federal research and development tax credit, net operating loss, and foreign tax credit carryforwards of $19.3 million, $293.9 million and $1.9 million, respectively, which will expire at various dates from 2016 through 2034. We had alternative minimum tax credits of $2.4 million which do not expire. We had California research credit and net operating loss carryforwards of $26.5 million and $270.8 million, respectively. The California research credit can be carried forward indefinitely while California net operating loss carryforwards will expire at various dates from 2015 through 2034. We had Singapore net operating loss carryforwards of $10.6 million which can be carried forward indefinitely.

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
The increase in North America and Europe sales for fiscal 2013, when compared to the same period in 2012, was driven by SoC product shipments primarily realized from the business we acquired through the MicroProbe Acquisition. MicroProbe's sales were not included in our consolidated revenues for the nine months ended September 29, 2012, given the business combination was completed on October 16, 2012. The increase in Taiwan sales for fiscal 2013, when compared to fiscal 2012, was driven by a combination of SoC product shipments from MicroProbe and an increase in mobile phone and tablet-based DRAM and Flash memory demand. The decrease in South Korea revenues for fiscal 2013, when compared to the same period in 2012 was primarily due to reduced PC-related DRAM memory demand, based on a reduced overall end-

market and lower demand for our higher parallelism Flash memory product. The decrease in Japan sales was driven by lower demand for our SmartMatrix product at a major mobile DRAM producer. This lower demand was primarily the consequence of certain supply chain and manufacturing challenges we experienced in the second half of fiscal 2013. Asia-Pacific revenue was relatively consistent year over year.

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

Gross margin included intangible asset amortization expense and inventory and fixed asset fair value step-up expense of $13.8 million and $8.5 million in fiscal 2013 and 2012, respectively, related to the MicroProbe Acquisition. Stock-based compensation expense included in gross margin for fiscal 2013 and 2012 was $2.4 million and $2.6 million, respectively. The decrease in stock-based compensation was due to less unvested options being earned in fiscal 2013 compared to the prior year.

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
In fiscal 2013, costs related to our research and development activities increased from fiscal 2012, due to a net increase in headcount and personnel related costs of $2.9 million, reflecting additional headcount from the MicroProbe acquisition and headcount reduction from on-going restructuring activities. This increase was offset by decreases in project and material costs of $0.5 million and other miscellaneous costs of $0.5 million, as compared to fiscal 2012. Stock-based compensation expense included within research and development expenses was $3.4 million and $4.3 million, respectively, for fiscal 2013 and 2012.
Our research and development expenses fluctuate as projects transition from development to manufacturing, depending on the stage of completion and level of effort related to each project undertaken. We continued our strategic investments in research and development, including investments in new spring technology, new process technologies and a new platform architecture for NAND Flash memory probe cards. We suspended development activities specific to our next generation Matrix platform, and started consolidating our development and engineering efforts to extend the capabilities of the current Matrix platform. We remained committed to product development in new and emerging technologies.

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
The liabilities we accrued represented our best estimate of the obligations we expected to incur and could be subject to adjustment as market conditions change. The remaining cash payments associated with our various reductions in workforce were paid by the end of the first fiscal quarter of 2014. As such, the restructuring accrual was recorded as a current liability within ‘Accrued liabilities’ in the Consolidated Balance Sheet as of December 28, 2013.
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

The liabilities accrued for the above restructuring plans represented our best estimate of the obligations we expected to incur and could be subject to adjustment as market conditions change. The cash payments associated with our various fiscal 2012 reductions in force were paid in fiscal 2012 and 2013.
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
Management believed it was reasonably possible that additional impairment charges that would reduce further the carrying amounts of our property and equipment and intangible assets may arise in fiscal 2014 if we were unable to achieve cash flows anticipated by our forecasted financial plan.

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
We recognize interest (benefit) charges and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest (benefit) charges and penalties of $(0.2) million and $0.3 million in fiscal 2013 and 2012, respectively. As of December 28, 2013 and December 29, 2012, we accrued total interest charges and penalties of $0.2 million and $0.4 million, respectively, related to uncertain tax positions.
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

Liquidity and Capital Resources
Capital Resources: Our working capital was $196.4 million at December 27, 2014 and $173.9 million at December 28, 2013. The increase in working capital was primarily due to an increase in cash due to improved operating results, accounts receivable due to increased sales and inventory build in anticipation of higher sales.
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
Our cash, cash equivalents and marketable securities totaled $163.8 million at December 27, 2014 compared to $151.1 million at December 28, 2013. Cash, cash equivalents and marketable securities included $23.6 million held by our foreign subsidiaries as of December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results and reduced capital expenditures, net of investments in working capital to grow revenues. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2015.
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

Day Sales Outstanding: Days sales outstanding from receivables, or DSO, were 59 days at December 27, 2014 compared with 52 days at December 28, 2013. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO in fiscal 2014 as compared to fiscal 2013 was primarily due to higher sales to customers on 60-day payment terms.

	Fiscal 2014	Fiscal 2013	Fiscal 2012
	(In thousands)
Net cash provided by (used in) operating activities	$17,659	$(5,802)	$(26,228)
Net cash provided by (used in) investing activities	37,339	(7,750)	(40,701)
Net cash provided by financing activities	2,542	1,999	2,139
Cash flows from operating activities: Net cash provided by operating activities for fiscal 2014 was primarily attributable to improved operating results from increased revenues and decreased costs offset by increase in working capital necessary to support the increased revenues. The company had a net loss of $19.2 million which was offset by non-cash expenses of $55.6 million, including $30.5 million of depreciation and amortization, $13.3 million of stock-based compensation, $7.1 million of provision for excess and obsolete inventories, $2.5 million of foreign currency transaction losses, $1.2 million related to impairment of long-lived assets and $0.6 million of assets written-off as part of our restructuring activities.
The net change in operating assets and liabilities for fiscal 2014 resulted in a net use of cash of $18.8 million and which was comprised of cash used of $15.9 million in accounts receivable due to higher sales, $12.0 million of cash used for inventory due to inventory build, a decrease in income tax payable of $1.5 million due to the release of a reserve for uncertain tax positions, an increase of prepaid expenses and other current assets of $0.8 million and a $0.7 million decrease in deferred revenues due to recognition of previously deferred revenues for which the revenue recognition criteria have been met. The above use of cash was offset in part by an increase of $7.8 million in accrued liabilities due to incentive compensation, accrued payroll and warranty, an increase of $4.2 million in accounts payable driven by the timing of our payments on vendor obligations, and a $0.2 million increase in deferred rent and other liabilities due to additional operating lease obligations.

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

Cash flows from investing activities: Net cash provided by investing activities for fiscal 2014 was primarily related to $73.5 million of proceeds from maturities of marketable securities and $1.1 million of proceeds from sales of property, plant and equipment offset by purchases of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $5.7 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses. Except for experiencing declining yields, our investment portfolio has not been negatively impacted by the economic turmoil in the credit markets in the recent past.

Net cash used in investing activities for fiscal 2013 was primarily related to the purchases of marketable securities and property and equipment totaling $91.3 million and $8.5 million, respectively. These uses of cash were partially offset by proceeds from maturities of marketable securities of $90.4 million and proceeds from the sales of marketable securities of $2.0 million.

Cash flows from financing activities: Net cash provided by financing activities for fiscal 2014 and 2013 included $2.8 million and $2.6 million, respectively, from proceeds received from purchases under our 2012 Employee Stock Purchase Plan, offset by stock withheld in lieu of payment of employee taxes related to the release of restricted stock units. The proceeds received in fiscal 2014 and 2013 was partially offset by payments of $0.3 million and $0.6 million made on capital leases.

Our cash, cash equivalents and marketable securities increased by $12.7 million in fiscal 2014. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raise cash through a stock issuance, or to obtain new financing facilities which may not be available on terms favorable to us or at all. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal years.

Contractual Obligations and Commitments
The following table summarizes our significant commitments to make future payments in cash under contractual obligations as of December 27, 2014:

	Payments Due In Fiscal Years
	2015	2016-2017	2018-2019	After 2019	Total
	(In thousands)
Operating leases	$4,157	$7,078	$6,982	$5,936	$24,153
Purchase obligations	10,899	502	—	—	11,401
Total	$15,056	$7,580	$6,982	$5,936	$35,554
Purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 27, 2014. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled approximately $16.3 million as of December 27, 2014. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of December 27, 2014, the changes to our uncertain tax positions in the next 12 months that are reasonable and probable are not expected to have a significant impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 27, 2014, we were not involved in any off-balance sheet arrangements.
Indemnification Agreements
We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our probe cards infringe a third party's intellectual property and our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary and, for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or for both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, the history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 27, 2014.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers". The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition methods. This guidance will replace most existing revenue recognition guidance in United States generally accepted accounting principles when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2017 using one of the two prescribed transition methods. Early adoption is not permitted. We are in the process of evaluating the impact of this guidance on our ongoing results and operations as well as in the transition methods prescribed above.

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

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Exchange Risk. We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in "Other income, net" in our Consolidated Statements of Operations. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain of $1.7 million and a net loss of $0.6 million, respectively for fiscal 2014 and 2013, from the fluctuation in foreign exchange rates and the valuation of these hedge contracts. The net gain in 2014 was primarily due to the strong U.S. dollar as compared to the Japanese Yen especially in the second half of fiscal 2014.
Interest Rate Sensitivity. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. agency discount notes, money market funds and commercial paper. We attempt to ensure the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. Treasuries and U.S. agencies. We do not use interest rate derivative instruments to manage interest rate exposures nor do we invest for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 27, 2014 and December 28, 2013 would have affected the fair value of our investment portfolio by less than $0.3 million and $0.7 million, respectively.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 27, 2014. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on the results of this assessment, management has concluded that, our internal control over financial reporting was effective as of December 27, 2014, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO.
The effectiveness of our internal control over financial reporting as of December 27, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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
Item 9B:    Other Information
None.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance
Information concerning our board of directors, committees and directors, including our audit committee and audit committee financial expert, will be included in our Proxy Statement for our 2015 Annual Meeting of Stockholders, under the section entitled "Proposal No. 1—Election of Directors". The information in such portions of the Proxy Statement is incorporated in this Annual Report on Form 10-K by reference.
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

(c)	Exhibits:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
2.01***	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., the Registrant, ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative	10-Q/A	000-50307	1/23/2013	33.01
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Equity Incentive Plan, as amended and restated effective April 18, 2012, and forms of plan agreements	10-K	000-50307	3/13/2013	10.09
10.10+	Employee Stock Purchase Plan, as amended and restated April 18, 2012	10-K	000-50307	3/13/2013	10.10
10.11	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.12	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.13	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.14	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1

10.15	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.16+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.17+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.18+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and the Registrant	8-K	000-50307	9/17/2010	99.01+
10.19+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.20+	Tax withholding reimbursement letter between Mike Slessor and the Registrant dated December 30, 2013	—	—	—	—	X
16.01	Letter of PricewaterhouseCoopers LLP dated April 8, 2013	8-K	000-50307	4/8/2013	16.01
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm - PwC	—	—	—	—	X
23.02	Consent of Independent Registered Public Accounting Firm - KPMG	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Livermore, State of California, on the 6th day of March 2015.

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

Signature	Title	Date

Principal Executive Officer:
/s/ MICHAEL D. SLESSOR	Chief Executive Officer and Director	March 6, 2015
Michael D. Slessor
Principal Financial Officer and Principal Accounting Officer:
/s/ MICHAEL M. LUDWIG	Chief Financial Officer	March 6, 2015
Michael M. Ludwig

Signature	Title	Date

Additional Directors:

/s/ LOTHAR MAIER	Director	March 6, 2015
Lothar Maier

/s/ EDWARD ROGAS, JR	Director	March 6, 2015
Edward Rogas, Jr

/s/ MICHAEL W. ZELLNER	Director	March 6, 2015
Michael W. Zellner

/s/ RICHARD DELATEUR	Director	March 6, 2015
Richard DeLateur

/s/ THOMAS ST. DENNIS	Director	March 6, 2015
Thomas St. Dennis

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FormFactor, Inc.:

We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 27, 2014. We also have audited the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FormFactor, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

/s/ KPMG LLP
Santa Clara, California
March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FormFactor, Inc.:

In our opinion, the consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for the year ended December 29, 2012 present fairly, in all material respects, the results of operations and cash flows of FormFactor, Inc. and its subsidiaries for the year ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 13, 2013

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 27, 2014	December 28, 2013
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$113,940	$59,196
Marketable securities	49,897	91,895
Accounts receivable, net	45,152	30,189
Inventories, net	25,548	20,707
Deferred tax assets	2,036	2,776
Refundable income taxes	782	782
Prepaid expenses and other current assets	6,919	6,106
Total current assets	244,274	211,651
Restricted cash	435	435
Property, plant and equipment, net	25,498	35,190
Goodwill	30,731	30,731
Intangibles, net	38,689	57,470
Deferred tax assets	3,466	3,960
Other assets	1,150	1,271
Total assets	$344,243	$340,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,274	$16,313
Accrued liabilities	21,217	13,985
Capital leases, current portion	—	270
Income taxes payable	68	172
Deferred revenue	6,303	7,030
Total current liabilities	47,862	37,770
Long-term income taxes payable	1,094	2,497
Deferred tax liabilities	2,208	3,029
Deferred rent and other liabilities	3,643	3,326
Total liabilities	54,807	46,622
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at December 27, 2014 and December 28, 2013	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 56,518,428 and 54,649,600 shares issued and outstanding at December 27, 2014 and December 28, 2013, respectively	57	55
Additional paid-in capital	711,676	695,631
Accumulated other comprehensive loss	(1,761)	(249)
Accumulated deficit	(420,536)	(401,351)
Total stockholders' equity	289,436	294,086
Total liabilities and stockholders' equity	$344,243	$340,708
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands, except per share data)
Revenues	$268,530	$231,533	$178,535
Cost of revenues	191,091	189,249	153,204
Gross profit	77,439	42,284	25,331
Operating expenses:
Research and development	42,725	42,139	40,130
Selling, general and administrative	51,385	53,217	49,231
Restructuring charges, net	2,668	4,658	2,917
Loss on sale of subsidiary	—	300	—
Impairment of long-lived assets	1,219	761	421
Gain on settlement of litigation	—	—	(3,250)
Total operating expenses	97,997	101,075	89,449
Operating loss	(20,558)	(58,791)	(64,118)
Interest income, net	302	386	691
Other income, net	161	623	1,461
Loss before income taxes	(20,095)	(57,782)	(61,966)
Benefit from income taxes	(910)	(99)	(26,420)
Net loss	$(19,185)	$(57,683)	$(35,546)
Net loss per share:
Basic and diluted	$(0.34)	$(1.06)	$(0.70)
Weighted-average number of shares used in per share calculations:
Basic and diluted	55,908	54,204	50,551
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Net loss	$(19,185)	$(57,683)	$(35,546)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,502)	(1,825)	(838)
Unrealized losses on available-for-sale marketable securities	(10)	(139)	(147)
Other comprehensive loss, net of tax	(1,512)	(1,964)	(985)
Comprehensive loss	$(20,697)	$(59,647)	$(36,531)

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Shares	Amount
	(In thousands, except shares)
Balances, December 31, 2011	49,268,479	$50	$652,024	$2,700	$(308,122)	$346,652
Issuance of common stock pursuant to exercise of options for cash	—	—	—	—	—	—
Issuance of common stock pursuant to acquisition of business	3,020,944	3	13,802	—	—	13,805
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	464,203	—	(106)	—	—	(106)
Issuance of common stock under the Employee Stock Purchase Plan	533,077	1	2,357	—	—	2,358
Stock-based compensation	—	—	13,080	—	—	13,080
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(147)	—	(147)
Currency translation adjustments	—	—	—	(838)	—	(838)
Net loss	—	—	—	—	(35,546)	(35,546)
Balances, December 29, 2012	53,286,703	54	681,157	1,715	(343,668)	339,258
Issuance of common stock pursuant to exercise of options for cash	20,000	—	106	—	—	106
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	759,724	—	(4)	—	—	(4)
Issuance of common stock under the Employee Stock Purchase Plan	583,173	1	2,501	—	—	2,502
Stock-based compensation	—	—	11,871	—	—	11,871
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(139)	—	(139)
Currency translation adjustments	—	—	—	(1,825)	—	(1,825)
Net loss	—	—	—	—	(57,683)	(57,683)
Balances, December 28, 2013	54,649,600	55	695,631	(249)	(401,351)	294,086
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld	1,282,442	1	—	—	—	1
Issuance of common stock under the Employee Stock Purchase Plan	586,386	1	2,811	—	—	2,812
Stock-based compensation	—	—	13,234	—	—	13,234
Components of other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	—	—	—	(10)	—	(10)
Currency translation adjustments	—	—	—	(1,502)	—	(1,502)
Net loss	—	—	—	—	(19,185)	(19,185)
Balances, December 27, 2014	56,518,428	$57	$711,676	$(1,761)	$(420,536)	$289,436
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
	(In thousands)
Cash flows from operating activities:
Net loss	$(19,185)	$(57,683)	$(35,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,491	28,909	16,901
Amortization of discount on investments	208	463	91
Stock-based compensation expense	13,279	12,124	13,049
Deferred income tax provision (benefit)	230	445	(24,460)
Provision (recovery) for doubtful accounts receivable	1	(19)	52
Provision for excess and obsolete inventories	7,127	10,461	7,232
(Gain) loss on disposal and write-off of long-lived assets	(10)	365	41
Gain on settlement of litigation	—	—	(3,250)
Impairment of long-lived assets	1,219	761	421
Loss on sale of subsidiary	—	300	—
Non-cash restructuring	600	2,743	462
Foreign currency transaction losses	2,489	620	1,267
Changes in assets and liabilities:
Accounts receivable	(15,949)	(2,102)	5,158
Inventories	(11,975)	(7,980)	(926)
Prepaid expenses and other current assets	(822)	3,557	821
Refundable income taxes	—	5,143	(27)
Other assets	25	138	426
Accounts payable	4,155	(2,324)	(5,903)
Accrued liabilities	7,765	(2,474)	(1,123)
Income taxes payable	(1,511)	(346)	(2,145)
Deferred rent and other liabilities	248	83	167
Deferred revenues	(726)	1,014	1,064
Net cash provided by (used in) operating activities	17,659	(5,802)	(26,228)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,670)	(8,530)	(7,952)
Acquisition of MicroProbe, net of cash acquired	—	—	(96,652)
Proceeds (use of cash) from sale of subsidiary	115	(210)	—
Proceeds from sale of property, plant and equipment	1,114	61	—
Purchases of marketable securities	(31,693)	(91,338)	(82,437)
Proceeds from maturities of marketable securities	73,473	90,385	135,340
Proceeds from sale of marketable securities	—	2,000	11,000
Change in restricted cash	—	(118)	—
Net cash provided by (used in) investing activities	37,339	(7,750)	(40,701)
Cash flows from financing activities:
Proceeds from issuances of common stock	2,813	2,602	2,251
Payments made on capital leases	(271)	(603)	(112)
Net cash provided by financing activities	2,542	1,999	2,139
Effect of exchange rate changes on cash and cash equivalents	(2,796)	(1,494)	(2,016)
Net increase (decrease) in cash and cash equivalents	54,744	(13,047)	(66,806)
Cash and cash equivalents, beginning of year	59,196	72,243	139,049
Cash and cash equivalents, end of year	$113,940	$59,196	$72,243
Non-cash investing and financing activities:
Fair value of stock issued in connection with the MicroProbe Acquisition	$—	$—	$13,805
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(122)	$1,528	$2,215
Working capital adjustment	$—	$—	$2,782
Supplemental disclosure of cash flow information:
Income and property taxes paid (refunded), net	$950	$(6,152)	$(40)
The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Business of the Company
FormFactor, Inc. ("FormFactor" or the "Company" and also referred to as "we" or "our") was incorporated in Delaware on April 15, 1993 and designs, develops, manufactures, sells and supports precision, high performance advanced semiconductor probe card products and solutions. We are based in Livermore, California, our corporate office, one of our main research and development centers, and one of our manufacturing locations. We have facilities in the United States, Singapore, Japan, Taiwan, South Korea, Germany and the People's Republic of China.
Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 27, 2014, December 28, 2013 and December 29, 2012, respectively, consisted of 52 weeks each.
Reclassifications
Certain reclassifications have been made to the prior year's Consolidated Balance Sheet to conform to the current year presentation.

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
Certain other of our foreign subsidiaries use the U.S. Dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currencies of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates may change as new information is obtained. We believe that the estimates, assumptions and judgments involved in revenue recognition, fair value of marketable securities, allowance for doubtful accounts, reserves for product warranty, valuation of obsolete and slow moving inventory, assets acquired and liabilities assumed in business combinations, legal contingencies, valuation of goodwill, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, provision for income taxes and valuation of deferred tax assets have the greatest potential impact on our consolidated financial statements. Actual results could differ from those estimates.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
Under the terms of one of our facility leases, we provide security to the landlord in the form of letters of credit. As of December 27, 2014 and December 28, 2013, restricted cash included $0.4 million each, respectively, for letters of credit secured by a certificate of deposit.
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
We design, manufacture and sell a fully custom product into a market that has been subject to cyclicality and significant demand fluctuations. Probe cards are complex products, custom to a specific chip design and have to be delivered on short lead-times. Probe cards are manufactured in low volumes, but for certain materials, the purchases are often subject to minimum order quantities in excess of the actual underlying probe card demand. It is not uncommon for us to acquire production materials and commence production activities based on estimated production yields and forecasted demand prior to or in excess of actual demand for our probe cards. These factors result in normal recurring inventory valuation adjustments to cost of revenues. Aggregate inventory write downs were $7.1 million, $10.5 million and $7.2 million for fiscal 2014, 2013 and 2012, respectively.
When our products have been delivered, but the revenue associated with that product is deferred because the related revenue recognition criteria have not been met, we may defer the related inventory costs. The deferred inventory costs do not exceed the deferred revenue amounts. The deferred inventory costs are classified as a component of "Prepaid expenses and other current assets" in the Consolidated Balance Sheet.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed. We have determined that we operate in one reportable segment consisting of two operating segments relating to our FormFactor and MicroProbe product groups. We further have determined that for the purposes of our goodwill impairment analysis, we have two reporting units relating to our FormFactor and MicroProbe product groups and which are both associated with the design, development, manufacture, sale and support of precision, high performance advanced semiconductor probe card products and solutions.
The FASB, in order to simplify testing goodwill for impairment, allows an entity to first assess qualitative factors to determine whether it is necessary to perform a two-step quantitative goodwill impairment test. If an entity determines as a result of the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Otherwise, no further testing is required.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We acquired Astria Semiconductor Holdings, Inc., including its major subsidiary Micro-Probe Incorporated (together "MicroProbe") which we refer to as the "MicroProbe Acquisition", and performed a fair value assessment as of the acquisition date, October 16, 2012, resulting in our current goodwill balance. We performed our annual goodwill impairment test for both reporting units in the fourth quarter of fiscal 2014 and 2013, respectively. No impairment charges associated with our goodwill were recorded during fiscal 2014 and fiscal 2013. Refer to note 8 to Notes to Consolidated Financial Statements - Goodwill and Intangible Assets for further details.
Intangible Assets
Intangible assets consist of acquisition related intangible assets and intellectual property. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized, over 1 to 10 years. We perform a review of intangible assets when facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. Such facts and circumstances include significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the intangible assets; and current expectation that the intangible assets will more likely than not be sold or disposed of before the end of their estimated useful lives. We assess the recoverability of identified intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.
Impairment of Long-Lived Assets
We test long-lived assets or asset groups such as property, plant and equipment and intangible assets for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of before the end of its estimated useful life.
Recoverability is assessed based on the carrying amounts of the asset or asset group and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.
In fiscal 2014, we did not experience events or changes in circumstances which would indicate that the carrying amounts of our long-lived assets or asset groups were not recoverable. During the fourth quarter of fiscal 2013, we reviewed the recoverability of our long-lived asset groups and we concluded that our business was able to fully recover the carrying amounts of our assets. We performed an enterprise-wide impairment test in the fourth fiscal quarter of 2012 and no enterprise-wide impairment charges were recorded. Refer to Note 6 to Notes to Consolidated Financial Statements - Impairment of Long-lived Assets, for additional information.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers represented greater than 10% of our revenues in fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Intel	19.7%	17.7%	* %
SK hynix	16.9	16.5	29.4
Micron	15.0	11.7	13.3
Samsung	*	*	12.4
Total	51.6%	45.9%	55.1%
* Less than 10% of revenues
At December 27, 2014, two customers accounted for 26% and 18% of gross accounts receivable. At December 28, 2013, three customers accounted for 21%, 15% and 11% of gross accounts receivable. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC, markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
We are exposed to non-performance risk by counterparties on the currency forward exchange contracts used in hedging activities. We seek to minimize risk by diversifying our hedging program across multiple financial institutions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us.
Certain components for our probe card products that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify our reliance on such suppliers. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We provide for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are reflected in the Consolidated Statement of Operations as a cost of revenues. A reconciliation of the changes in our warranty liability is as follows (in thousands):

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Balance at beginning of year	$691	$734
Accruals	2,972	1,916
Settlements	(2,071)	(1,959)
Balance at end of year	$1,592	$691
Research and Development
Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred.
Allowance for Doubtful Accounts
The majority of our trade receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for doubtful accounts is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for doubtful accounts is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expense.
The allowance for doubtful accounts receivable consisted of the following activity for fiscal years 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Year	Additions	Reductions	Balance at End of Year
Fiscal year ended December 29, 2012	$238	$202	$(151)	$289
Fiscal year ended December 28, 2013	289	—	(24)	265
Fiscal year ended December 27, 2014	$265	$5	$(4)	$266
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
We record charges related to long-lived assets to be abandoned when the assets cease to be used. When we cease using a building or other asset with remaining non-cancelable lease payments continuing beyond our use period, we record a liability for remaining payments under lease arrangements and contract termination costs that continue for the remaining term without economic benefit to us at the cease-use date. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made, including evaluating real estate market conditions for expected vacancy periods and sub-lease rents. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded restructuring charges of $2.7 million, $4.7 million and $2.9 million for fiscal years 2014, 2013 and 2012, respectively. Refer to Note 4, Restructuring Charges in Notes to Consolidated Financial Statements for further details.
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Numerator:
Net loss used in computing basic and diluted net loss per share	$(19,185)	$(57,683)	$(35,546)
Denominator:
Weighted-average shares used in computing basic net loss per share	55,908	54,204	50,551
Add potentially dilutive securities	—	—	—
Weighted-average shares used in computing basic and diluted net loss per share	55,908	54,204	50,551
The following table sets forth the weighted-average number of potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Options to purchase common stock	2,874	3,805	4,430
Restricted stock units	—	373	1,246
Employee stock purchase plan	28	22	39
Total potentially dilutive securities	2,902	4,200	5,715
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity.
Components of accumulated other comprehensive loss was as follows (in thousands):

	December 27, 2014	December 28, 2013
Unrealized loss on marketable securities, net of tax of $428 in fiscal 2014 and fiscal 2013, respectively	$(419)	$(409)
Cumulative translation adjustments	(1,342)	160
Accumulated other comprehensive loss	$(1,761)	$(249)

Note 3—Balance Sheet Components
Marketable Securities
Marketable securities at December 27, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,386	$13	$(4)	$42,395
Agency securities (Federal)	7,502	—	—	7,502
	$49,888	$13	$(4)	$49,897

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable securities at December 28, 2013 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$48,991	$33	$(10)	$49,014
Commercial paper	11,623	—	—	11,623
Agency securities (Federal)	31,261	1	(4)	31,258
	$91,875	$34	$(14)	$91,895

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.
We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized losses on the Company's investments in fiscal 2014 and 2013, respectively, were caused primarily by changes in interest rates.
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

As of December 27, 2014 and December 28, 2013, none of our investments had been in a continuous loss position for 12 months or more.
The contractual maturities of marketable securities as of December 27, 2014 and December 28, 2013 were as follows (in thousands):

	December 27, 2014		December 28, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$38,499	$38,509	$59,888	$59,894
Due after one year to five years	11,389	11,388	31,987	32,001
	$49,888	$49,897	$91,875	$91,895

Realized gains on sales or maturities of marketable securities were immaterial for each of the fiscal years 2014, 2013, and 2012, respectively.
Asset Retirement Obligations
We account for the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is amortized over the life of the asset. Our asset retirement obligation is associated with our commitment to return property subject to operating leases in Taiwan, South Korea, Singapore and Japan to their original condition upon lease termination. We have estimated that as of December 27, 2014, gross expected future cash flows of $0.9 million would be required to fulfill these obligations.
The carrying amount of the leasehold improvements resulting from asset retirement obligations were fully amortized by fiscal 2013 and over the original term of the related leases. Leasehold improvements amortization expense was immaterial for each of fiscal years 2013 and 2012.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a reconciliation of the aggregate retirement liability associated with our commitment to return property to its original condition upon lease termination included in non-current "Deferred rent and other liabilities" in the Consolidated Balance Sheets (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Asset retirement obligation beginning balance	$988	$1,292
Liabilities settled	—	(169)
Currency translation	(85)	(135)
Asset retirement obligation ending balance	$903	$988
Inventories
Net inventories consisted of the following (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Raw materials	$10,646	$7,411
Work-in-progress	12,813	10,531
Finished goods	2,089	2,765
	$25,548	$20,707
Property, Plant and Equipment
Property, plant and equipment consisted of the following (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Building	$—	$790
Machinery and equipment	145,995	143,463
Computer equipment and software	28,953	34,547
Capital leases	—	866
Furniture and fixtures	5,402	5,495
Leasehold improvements	66,821	67,384
Sub-total	247,171	252,545
Less: Accumulated depreciation and amortization	(224,135)	(221,346)
Net long-lived assets	23,036	31,199
Construction-in-progress	2,462	3,991
Total	$25,498	$35,190
In fiscal 2014, we ceased use of fully depreciated assets with an acquired cost of $6.6 million. In fiscal 2013, we did not cease use any fully depreciated assets.
As discussed in Note 6 to the Notes to Consolidated Financial Statements - Impairment of Long-lived Assets, in fiscal 2014, 2013 and 2012, we recorded aggregated impairment charges of $1.2 million, $0.8 million and $0.4 million in our long-lived assets, respectively.
Depreciation and amortization of property, plant and equipment, excluding the impairments charges discussed above, for the fiscal years 2014, 2013 and 2012 was $11.7 million, $12.2 million and $10.3 million, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Accrued compensation and benefits	$12,431	$7,975
Accrued indirect and other taxes	2,223	1,400
Accrued commissions	460	448
Accrued warranty	1,592	691
Deferred rent	216	154
Accrued restructuring	584	138
Other accrued expenses	3,711	3,179
	$21,217	$13,985
Note 4—Restructuring Charges
Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Consolidated Statements of Operations. A summary of the actions we have taken during fiscal 2014, 2013, and 2012, the purpose of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan. As part of the plan, the Company eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the remainder of fiscal 2014, we further eliminated an additional 5 full-time employees and recorded $0.7 million in severance charges.

The liabilities we accrued represent our best estimate of the obligations we expect to incur and could be subject to adjustment as market conditions change. The activities comprising these restructuring activities were substantially completed in fiscal 2014 and the remaining cash payments associated with these activities are expected to be paid by the end of the first fiscal quarter of 2015.

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
The above activities comprising the reduction in workforce were completed in fiscal 2013. The remaining cash payments as of December 28, 2013 associated with the various reductions in workforce were paid in fiscal 2014.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following table summarizes the activities related to the restructuring actions from fiscal 2012 to 2014 (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Contract Termination and Other Costs	Total
Accrual at December 31, 2011	$200	$—	$—	$200
Restructuring charges	2,261	462	194	2,917
Adjustments to restructuring charges	—	—	31	31
Cash payments	(1,913)	—	(157)	(2,070)
Non-cash settlements	—	(462)	—	(462)
Accrual at December 31, 2012	548	—	68	616
Restructuring charges	2,083	2,743	15	4,841
Asset impairments	—	(2,743)	—	(2,743)
Adjustments to restructuring charges	(178)	(5)	—	(183)
Cash payments	(2,320)	(32)	(17)	(2,369)
Non-cash settlements	5	37	(66)	(24)
Accrual at December 28, 2013	138	—	—	138
Restructuring charges	2,068	600	—	2,668
Asset impairments	—	(600)	—	(600)
Cash payments	(1,620)	—	—	(1,620)
Non-cash settlements	(2)	—	—	(2)
Accrual at December 27, 2014	$584	$—	$—	$584

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Derivative Financial Instruments
We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments are not designated as hedging instruments for accounting purposes. Accordingly, changes in the fair value of these hedges are recorded in earnings to offset the changes in the fair value of the assets or liabilities being hedged. We record the fair value of these contracts as of the end of our reporting period to our Consolidated Balance Sheet with changes in fair value recorded within "Other income, net" in our Consolidated Statement of Operations for both realized and unrealized gains and losses.
As of December 27, 2014, there were three outstanding foreign exchange forward contracts, one contract to sell Japanese Yen and two contracts to buy Korean Won and Taiwan Dollars. The following tables provide information about our foreign currency forward contracts outstanding as of December 27, 2014 and December 28, 2013 (in thousands):

December 27, 2014	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Sell	1,955,798	$16,241
Taiwan Dollar	Buy	(30,886)	(977)
Korean Won	Buy	(1,763,054)	(1,613)
Total USD notional amount of outstanding foreign exchange contracts			$13,651

December 28, 2013	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollar)
		(In thousands)
Japanese Yen	Sell	439,328	$4,174
Taiwan Dollar	Buy	(13,772)	(462)
Korean Won	Buy	(1,034,319)	(983)
Total USD notional amount of outstanding foreign exchange contracts			$2,729
The contracts outstanding at December 27, 2014 were entered into on December 26, 2014 and matured on January 27, 2015 for the Japanese Yen, Korean Won and Taiwan Dollar. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of December 27, 2014. Additionally, no gains or losses relating to the outstanding derivative contracts as of December 27, 2014 and December 28, 2013 were recorded during their respective fiscal periods.
The location and amount of gains (losses) related to non-designated derivative instruments that matured in fiscal 2014 and 2013 in the Consolidated Statements of Operations are as follows (in thousands):

		Fiscal Years Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	December 27, 2014	December 28, 2013
Foreign exchange forward contracts	Other Income, net	$1,768	$(5)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Impairment of Long-lived Assets
The following table summarizes the components of the impairments that we recorded in fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Impairment of long-lived assets:
Assets held for sale	$191	$—	$168
Assets to be disposed of other than by sale	1,028	761	253
Total	$1,219	$761	$421
Assets held for sale
During fiscal 2014, we reclassified $0.6 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale. In the same fiscal year, we recorded a gain of $0.2 million and $52.0 thousand on the sale of the building and machinery and equipment, respectively. In addition, we also recorded a $0.2 million impairment charge related to machinery and equipment which was held for sale. There were no long-lived assets classified as held for sale as of December 27, 2014.
In fiscal 2013, we did not record any impairment charge on assets held for sale. In fiscal 2012, we recorded a $0.2 million charge related to certain assets which were previously held for sale that were determined to be no longer saleable and used for internal purposes.
These impairments were included within "Impairment of long-lived assets" in the Consolidated Statement of Operations for their respective periods.
Assets to be disposed of other than by sale
In fiscal 2014 and 2013, we recorded impairment charges of $1.2 million and $0.8 million, respectively, for manufacturing assets and software that we no longer utilize. In fiscal 2012, we recorded $0.2 million of charges related to the termination of on-going construction-in-progress projects.
All of these charges are included in "Impairment of long-lived assets" in the Consolidated Statements of Operations for their respective periods.
Refer to Note 8 to the Notes to Consolidated Financial Statements - Goodwill and Intangible Assets for further details relating to our intangible long-lived assets.
Note 7—Fair Value
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Assets Measured at Fair Value on a Recurring Basis
We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities, commercial paper and foreign currency derivatives (refer to Note 5 to Consolidated Financial Statements - Derivative Financial Instruments for a discussion of fair value of foreign currency derivatives).
Fair values measured on a recurring basis as of December 27, 2014 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$65,303	$—	$65,303
Marketable securities
U.S. Treasuries	—	42,395	42,395
Agency securities (Federal)	—	7,502	7,502
Total	$65,303	$49,897	$115,200
Fair values measured on a recurring basis as of December 28, 2013 (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$27,943	$—	$27,943
Marketable securities
Commercial paper	—	11,623	11,623
U.S. Treasuries	—	49,014	49,014
Agency securities (Federal)	—	31,258	31,258
Total	$27,943	$91,895	$119,838
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during fiscal 2014 and 2013.
Assets Measured at Fair Value on a Non-recurring Basis
We measure and report goodwill and intangible assets at fair value on a non-recurring basis. Refer to Note 8-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a non-recurring basis during fiscal 2014.
As of December 28, 2013, our financial asset that was recorded at fair value on a non-recurring basis comprised of note receivable from The MicroManipulator Company (TMMC), a wholly-owned subsidiary of MicroProbe based in Carson City, Nevada. TMMC manufactures manual, analytical probe stations and accessories. As of June 29, 2013, TMMC's assets were sold to its management team for a purchase consideration of $1.0 million, of which $0.2 million was received in cash and $0.8 million in the form of a note receivable to be repaid over 7 years at a 5% interest rate. We intend to hold this note receivable until its maturity. We classified this note receivable at a Level 3 category in the fair value hierarchy and determined its fair value utilizing the income approach by applying a weighted average cost of capital discount rate to arrive at the net present value of the note receivable of approximately $0.5 million which approximates its amortized cost.
Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, and analysis of period-over-period fluctuations and independent recalculation of prices.

Note 8—Goodwill and Intangible Assets
Goodwill recorded from the MicroProbe Acquisition on October 16, 2012 was $30.7 million as of December 27, 2014 and remained unchanged from the amounts recorded as of December 28, 2013. During the fourth quarter of fiscal 2014, we performed our annual goodwill impairment test by an assessment of qualitative factors and concluded that our goodwill was not impaired as of December 27, 2014. Furthermore, the Company has not recorded any historical goodwill impairments as of December 27, 2014.

At the time of our fiscal 2013 annual goodwill impairment test, we faced increasing operational and financial challenges, including manufacturing overcapacity and weak operating performance which led to a deterioration in market conditions. As a result, we performed the first step of the two-step goodwill impairment test relating to our two reporting units to ascertain if the carrying values of the net assets exceeded fair values. We utilized an equal weighting of both the discounted cash flow method of the income approach and the guideline company method of the market approach to estimate the fair value of our two reporting units. The results of the first step of the impairment test indicated that the goodwill of the FormFactor and MicroProbe reporting units were not impaired, as the estimated fair values in excess of carrying values were approximately $32 million and $41 million, respectively, or 16% and 39%, over the carrying value of the reporting units, respectively. As a result, we did not record any impairment to our goodwill as of December 28, 2013.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in intangible assets for fiscal 2014 and the net book value of intangible assets at December 27, 2014 and December 28, 2013 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weight Average Useful Life
Other Intangible Assets (1)	December 28, 2013	Additions/Disposals	December 27, 2014	December 28, 2013	Expense, net	December 27, 2014	December 28, 2013	December 27, 2014	December 27, 2014
Existing developed technologies	$51,248	$—	$51,248	$18,955	$16,090	$35,045	$32,293	$16,203	1.8
Trade name	4,388	—	4,388	530	440	970	3,858	3,418	7.8
Customer relationships	17,000	—	17,000	2,581	2,251	4,832	14,419	12,168	5.8
Total finite-lived intangible assets	72,636	—	72,636	22,066	18,781	40,847	50,570	31,789
In-process research and development	6,900	—	6,900	—	—	—	6,900	6,900
Total intangible assets	$79,536	$—	$79,536	$22,066	$18,781	$40,847	$57,470	$38,689
(1) Excludes fully amortized intangible assets

During the year ended December 28, 2013, purchased in-process research and development (IPR&D) projects from the MicroProbe Acquisition with a carrying value of $14.2 million were completed and reclassified as finite-lived intangible assets, and are currently being amortized over their estimated useful lives. There were no such reclassifications during the year ended December 27, 2014.

The IPR&D assets are classified as indefinite lived intangible assets that are not currently subject to amortization but are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and at the start of commercialization. The fair values assigned to IPR&D assets were determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be expensed in the Consolidated Statement of Operations.
We recorded $18.8 million, $16.7 million and $6.6 million, in amortization expense related to our intangible assets in fiscal 2014, 2013, and 2012, respectively. Of the total amortization expense for fiscal 2014, 2013, and 2012, $16.1 million, $13.8 million, and $6.0 million were charged to cost of revenues, respectively, and $2.7 million, $2.9 million and $0.6 million were charged to selling, general and administrative expenses, respectively.
Based on the carrying value of the finite-lived intangible assets recorded as of December 27, 2014, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015	$12,739
2016	8,720
2017	2,551
2018	2,501
2019	2,447
and thereafter	2,831
Total	$31,789

Note 9—Commitments and Contingencies
Leases

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We lease facilities under non-cancellable operating leases with various expiration dates through 2021. During fiscal 2014, we extended an operating lease term relating to our San Jose, California facility from April 2016 to November 2021. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases which may increase the future minimum lease commitments.
Rent expense for the fiscal years 2014, 2013, and 2012 was $4.8 million, $4.9 million and $4.7 million, respectively.
We leased certain equipment under capital leases. The cost and accumulated depreciation for assets under capital leases, which were included in property, plant and equipment in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Cost	$—	$866
Accumulated depreciation	—	637
Net book value	$—	$229

The depreciation expense of these leased assets was $0.2 million in fiscal 2014, $0.5 million for fiscal 2013 and $0.2 million for fiscal 2012, respectively. As of December 27, 2014, we did not lease any equipment under capital leases.
Future minimum payments under our non-cancelable operating leases are as follows as of December 27, 2014 (in thousands):

Operating Leases
Fiscal years:
2015	$4,157
2016-2017	7,078
2018-2019	6,982
Thereafter	5,936
Total	$24,153

Other Contractual Obligations
The following table sets forth our commitments to settle other contractual obligations in cash as of December 27, 2014:

	Payments Due In Fiscal Years
	2015	2016-2017	2018-2019	After 2019	Total
	(In thousands)
Purchase obligations	$10,899	$502	$—	$—	$11,401
Purchase obligations are primarily for purchases of inventory and manufacturing related service contracts. For the purposes of this table, purchase obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 27, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.
The table above excludes our gross liability for unrecognized tax benefits, which totaled $16.3 million as of December 27, 2014. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors. Accordingly, the timing of payment cannot be estimated and has been excluded from the table above. As of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 27, 2014, the changes to our uncertain tax positions in the next 12 months, that are reasonably possible, are not expected to have a significant impact on our financial position or results of operations.
Environmental Matters

We are subject to U.S. Federal, State and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations in fiscal 2014, 2013 or 2012. We do not believe that any loss from environmental remediation liabilities would have an material impact on our financial condition.
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
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our probe cards infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of December 27, 2014.
Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the year ended December 27, 2014, we were not involved in any material legal proceedings. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For fiscal 2014, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Intellectual Property Litigation
In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in commercial litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of December 27, 2014. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.
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
Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 27, 2014.
Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan (the "2012 Plan") which was approved by our stockholders at our Annual Meeting of Stockholders on April 18, 2012. Restricted stock and restricted stock units granted under the 2012 Plan will generally vest over four years in annual tranches though we also have granted and will continue to grant such awards over a shorter vest term for employee retention purposes. Additionally, restricted shares reduce the shares available for issuance at 1.55 shares for every one share issued. Effective January 1, 2015, restricted shares will reduce the shares available for issuance by 1.70 shares for every one share issued.

The 2012 Plan also provides for the grant of incentive stock options, nonqualified stock options and stock appreciation rights. The incentive stock options may be granted to our employees and the nonqualified stock options, and all awards other than incentive stock options may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of common stock on the date of grant. All options granted under the 2012 Plan will generally vest over four years and have a term of ten years, unless otherwise determined by the Compensation Committee of the Board of Directors. Stock appreciation rights granted under the 2012 Plan will generally vest over four years in annual tranches. We have not granted any incentive stock options, nonqualified stock options or stock appreciation rights during fiscal 2014 and 2013.
At December 27, 2014, there were 3.3 million shares available for grant under the 2012 Plan.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options
Stock option activity is set forth below:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,619,022	$13.11
Options granted	70,000	5.34
Options exercised	—	—
Options canceled	(480,175)	11.94
Outstanding at December 29, 2012	4,208,847	13.11
Options granted	—	—
Options exercised	(20,000)	5.28
Options canceled	(734,421)	17.04
Outstanding at December 28, 2013	3,454,426	12.32
Options granted	—	—
Options exercised	—	—
Options canceled	(883,050)	17.00
Outstanding at December 27, 2014	2,571,376	$10.72	2.43	$598,212
Vested and expected to vest at December 27, 2014	2,571,359	$10.72	2.38	$598,212
Exercisable at December 27, 2014	2,513,320	$10.73	2.41	$598,207
Restricted Stock Units
Restricted stock units are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of restricted stock units is subject to the employee's continuing service to us. Restricted stock unit activity is set forth below:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2011	1,307,303	$12.88
Granted	1,630,210	5.50
Vested	(484,540)	13.99
Canceled	(224,027)	8.78
Restricted stock units at December 29, 2012	2,228,946	7.66
Granted	1,708,000	5.04
Vested	(760,590)	8.44
Canceled	(246,717)	8.18
Restricted stock units at December 28, 2013	2,929,639	5.88
Granted	1,900,000	6.52
Vested	(1,282,442)	6.30
Canceled	(297,151)	6.17
Restricted stock units at December 27, 2014	3,250,046	$6.07

On May 5, 2014, we issued 350,000 shares of restricted stock units to seven senior executives of our company that will vest based on certain market performance criteria. The performance criteria are based on the Company's Total Shareholder Return (TSR) for the period from April 1, 2014 to March 31, 2016 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2014. The compensation cost will be recognized ratably over the requisite service period. For fiscal 2014, we recorded $0.6 million of stock-based compensation expense related to these awards.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $8.2 million, $3.9 million and $2.9 million, respectively.
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
During fiscal 2014, 2013, and 2012, employees purchased 586,386 shares, 583,173 shares and 533,077 shares under this program at a weighted average exercise price of $4.80, $4.29 and $4.42, respectively.
Note 11—Stock-Based Compensation
We account for all stock-based compensation to employees and directors, including grants of restricted stock units and stock options, as stock-based compensation costs in the Consolidated Financial Statements based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Consolidated Statements of Operations over the requisite service period and increase additional paid-in capital.
The table below shows the stock-based compensation expense included in the Consolidated Statement of Operations (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Stock-based compensation expense included in:
Cost of revenues	$2,433	$2,436	$2,588
Research and development	3,529	3,440	4,262
Selling, general and administrative	7,317	6,248	6,199
Total stock-based compensation	13,279	12,124	13,049
Tax effect on stock-based compensation	—	—	—
Total stock-based compensation, net of tax	$13,279	$12,124	$13,049
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following weighted-average assumptions were used in the estimated grant-date fair value calculations for stock options granted in fiscal 2014, 2013 and 2012:

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Stock Options:
Dividend yield	—%	—%	—%
Expected volatility	—%	—%	48.44%
Risk-free interest rate	—%	—%	0.67%
Expected life (in years)	0	0	4.75
No options were granted in fiscal 2014 and 2013 and hence there are no assumptions in the table above for these years. During fiscal 2012, we granted 70,000 stock options under our approved plans with a weighted average grant-date fair value of $2.17 per share. Our computation of expected volatility was based on a combination of historical and market-based implied volatility from traded options on our common stock. We believe that including market-based implied volatility in the calculation of expected volatility results in a more accurate measure of the volatility expected in future periods. Risk-free interest rates are yields for zero-coupon U.S. Treasury notes maturing approximately at the end of the expected option life. We determine the expected term by considering several factors, including historical option exercise behavior, post vesting turnover rates, contractual terms and vesting periods of the options granted.
As of December 27, 2014, the unamortized stock-based compensation balance related to stock options was $0.1 million after estimated forfeitures, which will be recognized over an estimated period of 0.5 years based on the weighted average days to vest.
Employee Stock Purchase Plan
During fiscal 2014, we issued 586,386 shares under our approved employee stock purchase plans. As of December 27, 2014, we had $0.1 million of total unrecognized stock-based compensation expense, which will be recognized over the weighted average period of approximately one month. Compensation expense is calculated using the fair value of the employees' purchase rights under the Black-Scholes model. The following assumptions were used in estimating the fair value of employees' purchase rights under the approved employee stock purchase plans:

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	41.71%	39.80%	46.44%
Risk-free interest rate	0.09%	0.13%	0.11%
Expected life (in years)	0.7	0.7	0.8
Restricted Stock Units
The fair value of restricted stock units is determined using the market closing price of our common stock on the grant date and compensation cost is recognized over the vesting period on a straight line basis. The restricted stock units generally vest over four years though we also have granted and will continue to grant such awards over a shorter vest term for employee retention purposes.
During fiscal 2014, 2013 and 2012, we granted 1,900,000 shares, 1,708,000 shares and 1,630,210 shares of restricted stock units with the weighted average grant-date fair values of $6.52, $5.04 and $5.50 per share, respectively. As of December 27, 2014, the unamortized stock-based compensation balance related to restricted stock units was $9.3 million after estimated forfeitures, which will be recognized over an estimated period of 1.2 years based on the weighted average days to vest.

Note 12—Income Taxes

The components of loss before income taxes were as follows (in thousands):

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
United States	$(23,230)	$(60,447)	$(64,252)
Foreign	3,135	2,665	2,286
	$(20,095)	$(57,782)	$(61,966)
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current provision (benefit):
Federal	$(983)	$(770)	$(1,929)
State	(386)	76	60
Foreign	234	287	(81)
	(1,135)	(407)	(1,950)
Deferred provision (benefit):
Federal	—	—	(25,520)
State	—	—	—
Foreign	225	308	1,050
	225	308	(24,470)
Total benefit from income taxes	$(910)	$(99)	$(26,420)
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 35% and the benefit from income taxes for fiscal 2014, 2013 and 2012 (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
U.S. statutory federal tax rate	$(7,033)	$(20,224)	$(21,687)
State taxes and credits, net of Federal benefit	(186)	(345)	(1,991)
Amortization of stock-based compensation, net of tax benefit	686	923	376
Research and development credits	(1,183)	(560)	(674)
Foreign taxes at rates different than the U.S.	(84)	162	598
Other permanent differences	(972)	(378)	(1,164)
Change in valuation allowance	7,886	20,505	(1,818)
Other	(24)	(182)	(60)
Total	$(910)	$(99)	$(26,420)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities consist of the following (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013
Tax credits	$28,458	$26,181
Inventory reserve	16,612	15,280
Other reserves and accruals	7,610	6,620
Non-statutory stock options	18,096	18,765
Depreciation and amortization	14,037	5,297
Net operating loss carryforwards	120,110	132,857
Gross deferred tax assets	204,923	205,000
Valuation allowance	(187,759)	(180,913)
Total deferred tax assets	17,164	24,087
Acquired intangibles & fixed assets	(13,867)	(20,373)
Unrealized investment gains	(3)	(7)
Total deferred tax liabilities	(13,870)	(20,380)
Net deferred tax assets	$3,294	$3,707
We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. During fiscal 2014 and 2013, we maintained a valuation allowance against our U.S. deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support the realization of such deferred tax assets.
The valuation allowance against deferred tax assets consisted of the following activity for the fiscal years 2014, 2013 and 2012 (in thousands):

Description	Balance at Beginning of Year	Additions	Reduction	Balance at End of Year
Allowance against deferred tax assets
Year ended December 31, 2014	$180,913	$6,846	$—	$187,759
Year ended December 31, 2013	163,265	17,648	—	180,913
Year ended December 29, 2012	$168,875	$19,910	$(25,520)	$163,265

At December 27, 2014, we had Federal research and development tax credit, net operating loss, and foreign tax credit carryforwards of $19.3 million, $293.9 million and $1.9 million, respectively, which will expire at various dates from 2016 through 2034. We had alternative minimum tax credits of $2.4 million which do not expire. We had California research credit and net operating loss carryforwards of $26.5 million and $270.8 million, respectively. The California research credit can be carried forward indefinitely while California net operating loss carryforwards will expire at various dates from 2015 through 2034. We had Singapore net operating loss carryforwards of $10.6 million which can be carried forward indefinitely.

We have not provided U.S. Federal and State income taxes, nor foreign withholding taxes, on approximately $5.0 million of undistributed earnings for certain non-US subsidiaries, because such earnings are intended to be indefinitely reinvested. If these earnings were distributed to the U.S. in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes, of approximately $0.3 million. Determination of the amount of unrecognized deferred tax liability for temporary differences related to investment in these non-U.S. subsidiaries that are essentially permanent in duration is not practicable.
During fiscal 2014, 2013 and 2012, there were no tax benefits associated with the exercise of employee stock options and other employee stock programs.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Unrecognized tax benefit beginning balance	$16,972	$17,181	$17,752
Additions based on tax positions related to the current year	498	307	2,237
Additions based on tax position from prior year	324	—	—
Reductions for tax positions of prior years	(1,109)	(60)	9
Reductions to unrecognized tax benefits due to lapse of the applicable statute of limitations	(352)	(456)	(2,817)
Unrecognized tax benefit ending balance	$16,333	$16,972	$17,181
At December 27, 2014, we had gross tax-effected unrecognized tax benefits of $16.3 million of which $1.1 million, if recognized, would impact the effective tax rate.
We recognize interest (benefit) charges and penalties related to uncertain tax positions as part of the income tax provision. We recognized interest (benefit) charges and penalties of $(0.1) million, $(0.2) million and $0.3 million in fiscal 2014, 2013, and 2012, respectively. As of December 27, 2014 and December 28, 2013, we have accrued total interest charges and penalties of $0.1 million and $0.2 million, respectively, related to uncertain tax positions.
The amount of income taxes we pay is subject to ongoing audits by Federal, State and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 27, 2014 changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.
We and our subsidiaries file income tax returns in the U.S. Federal jurisdiction, various states and non U.S jurisdictions. The material income tax jurisdictions are the United States (federal), California, Singapore and Japan. The audit of income tax returns for Federal and California for the tax years 2010 to 2012 stub period and 2010 to 2011, respectively, have been settled. However, as a result of net operating loss carryforwards, we are subject to audit for tax years 2007 and forward for Federal purposes and 2008 and forward for California purposes. For Singapore and Japan purposes, we are subject to audit for tax years after 2010.

Note 13—Employee Benefit Plans
We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. We match up to 50% of an eligible employee's contributions to a maximum of the first 1.5% of the eligible employee's contributions through a fiscal year. We also provide a tax-qualified profit sharing retirement plan for the benefit of eligible employees in the U.S. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The total charge to operations under the 401(k) and the profit sharing retirement plans for fiscal 2014, 2013 and 2012 aggregated $1.0 million, $1.0 million and $0.8 million, respectively.
Note 14—Operating Segments and Geographic Information
We report in one reportable segment consisting of two operating segments relating to our FormFactor and MicroProbe product groups. Both our operating segments are focused on the design, development, manufacture, sale and support of precision, high performance advanced semiconductor probe card products and solutions. The two operating segments have been aggregated into one reportable segment as they share similar economic characteristics in terms of the nature of their products and services, production processes, customers and methods of distributing their products and services. Our chief operating decision maker is the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes revenue by country as a percentage of total revenues based upon ship-to location:

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
North America	28.1%	27.2%	15.4%
South Korea	19.6	19.8	32.8
Taiwan	18.4	27.9	20.7
Asia-Pacific (1)	12.9	9.2	12.7
Europe	11.4	8.6	6.5
Japan	9.6	7.3	11.9
Total Revenues	100.0%	100.0%	100.0%

(1) Asia-Pacific includes all countries in the region except Taiwan, Japan and South Korea, which are disclosed separately.
The following table summarizes revenue by product group (in thousands):

	Fiscal Years Ended
	December 27, 2014	December 28, 2013	December 29, 2012
SoC	$142,360	$115,597	$46,586
DRAM	110,800	92,603	102,499
Flash	15,370	23,333	29,450
Total revenues	$268,530	$231,533	$178,535
Long-lived assets, comprising of net property, plant and equipment, goodwill and net intangibles assets are reported based on the location of the asset. Long-lived assets by geographic location are as follows (in thousands):

	December 27, 2014	December 28, 2013
North America	$91,862	$119,706
South Korea	1,578	1,676
Asia-Pacific (1)	935	1,206
Japan	358	517
Singapore	172	262
Europe	13	24
Total	$94,918	$123,391

(1)	Asia-Pacific includes all countries in the region except South Korea, Singapore, and Japan, which are disclosed separately.
The following customers represented greater than 10% of our revenues in fiscal 2014, fiscal 2013 and fiscal 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Intel	19.7%	17.7%	* %
SK hynix	16.9	16.5	29.4
Micron	15.0	11.7	13.3
Samsung	*	*	12.4
Total	51.6%	45.9%	55.1%
* Less than 10% of revenues

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Fiscal Quarters Ended
	Dec. 27, 2014	Sep. 27, 2014	June. 28, 2014	March 29, 2014	Dec. 28, 2013	Sep. 28, 2013	June. 29, 2013 (1)	March 30, 2013
	(in thousands, except per share data)
Revenues	$71,285	$73,934	$67,352	$55,959	$48,546	$67,634	$62,733	$52,620
Cost of revenues	50,337	49,792	47,328	43,634	44,288	55,088	46,328	43,545
Gross profit	20,948	24,142	20,024	12,325	4,258	12,546	16,405	9,075
Operating Expenses:
Research and development	10,706	11,198	11,074	9,747	9,994	10,301	10,915	10,929
Selling, general and administrative	12,631	13,309	13,191	12,254	12,160	12,952	13,487	14,618
Loss on sale of subsidiary	—	—	—	—	—	—	300	—
Restructuring charges, net	584	28	59	1,997	443	143	92	3,980
Impairment of long-lived assets	390	86	—	743	567	15	121	58
Total operating expenses	24,311	24,621	24,324	24,741	23,164	23,411	24,915	29,585
Operating loss	(3,363)	(479)	(4,300)	(12,416)	(18,906)	(10,865)	(8,510)	(20,510)
Interest income, net	69	75	79	79	88	95	96	107
Other income (expense), net	155	228	(156)	(66)	82	(91)	209	423
Loss before income taxes	(3,139)	(176)	(4,377)	(12,403)	(18,736)	(10,861)	(8,205)	(19,980)
(Benefit from) provision for income taxes	(1,268)	101	(51)	308	53	(147)	202	(207)
Net loss	$(1,871)	$(277)	$(4,326)	$(12,711)	$(18,789)	$(10,714)	$(8,407)	$(19,773)
Net loss per share:
Basic and diluted	$(0.03)	$0.00	$(0.08)	$(0.23)	$(0.34)	$(0.20)	$(0.16)	$(0.37)
Weighted average number of shares used in per share calculations:
Basic and diluted	56,472	56,297	55,812	55,050	54,608	54,437	54,105	53,664

(1)
In the second quarter of fiscal 2013, we recorded a $0.3 million loss on the sale of our subsidiary, TMMC. See Note 7, Fair Value, to the Notes to Consolidated Financial Statements for further details relating to the terms of the sale.

INDEX TO EXHIBITS
Set forth below is a list of exhibits that are being filed or incorporated by reference into this Annual Report on Form10-K:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
2.01***	Agreement and Plan of Merger dated as of August 31, 2012 among Astria Semiconductor Holdings, Inc., the Registrant, ELM Acquisition, Inc. and Fortis Advisors LLC, as Equityholder Representative	10-Q/A	000-50307	1/23/2013	33.01
3.01	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.02	Amended and Restated Bylaws of the Registrant	8-K	000-50307	5/25/2005	3.02
4.01	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
10.01+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.02+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.03+	1996 Stock Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.03
10.04+	Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.04
10.05+	Management Incentive Option Plan, and form of option grant	S-1	333-86738	4/22/2002	10.05
10.06+	2002 Equity Incentive Plan, as amended, and forms of plan agreements	10-Q	000-50307	5/4/2011	10.06
10.07+	2002 Employee Stock Purchase Plan, as amended	10-Q	000-50307	8/7/2007	10.01
10.08+	Key Employee Bonus Plan, as amended	10-Q	000-50307	5/7/2007	10.01
10.09+	Equity Incentive Plan, as amended and restated effective April 18, 2012, and forms of plan agreements	10-K	000-50307	3/13/2013	10.09
10.10+	Employee Stock Purchase Plan, as amended and restated April 18, 2012	10-K	000-50307	3/13/2013	10.10
10.11	Pacific Corporate Center Lease by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) ("Greenville") and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.12	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.13	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.14	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.15	Pacific Corporate Center Lease by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.2
10.16+	First Amendment to Pacific Corporate Center Lease by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.17+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.18+	Employment Letter Agreement, dated September 2, 2010, between Thomas St. Dennis and the Registrant	8-K	000-50307	9/17/2010	99.01+
10.19+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.20+	Tax withholding reimbursement letter between Mike Slessor and the Registrant dated December 30, 2013	—	—	—	—	X
16.01	Letter of PricewaterhouseCoopers LLP dated April 8, 2013	8-K	000-50307	4/8/2013	16.01
21.01	List of Registrant's subsidiaries	—	—	—	—	X
23.01	Consent of Independent Registered Public Accounting Firm - PwC	—	—	—	—	X
23.02	Consent of Independent Registered Public Accounting Firm - KPMG	—	—	—	—	X
24.01	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101.INS**	XBRL Instance Document	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X

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