Form 10-Q
period 2015-03-28
FORMFACTOR INC
filed 2015-04-29
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of April 28, 2015, 57,582,427 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenues	$70,829	$55,959
Cost of revenues	48,040	43,634
Gross profit	22,789	12,325
Operating expenses:
Research and development	11,086	9,747
Selling, general and administrative	11,882	12,254
Restructuring charges, net	503	1,997
Impairment of long-lived assets	—	743
Total operating expenses	23,471	24,741
Operating loss	(682)	(12,416)
Interest income, net	85	79
Other income (expense), net	1,501	(66)
Income (loss) before income taxes	904	(12,403)
Provision for income taxes	121	308
Net income (loss)	$783	$(12,711)
Net income (loss) per share:
Basic	$0.01	$(0.23)
Diluted	$0.01	$(0.23)
Weighted-average number of shares used in per share calculations:
Basic	56,954	55,050
Diluted	58,838	55,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net income (loss)	$783	$(12,711)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	54	141
Unrealized gains on available-for-sale marketable securities	10	2
Other comprehensive income, net of tax	64	143
Comprehensive income (loss)	$847	$(12,568)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 28, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$125,993	$113,940
Marketable securities	45,660	49,897
Accounts receivable, net	41,055	45,152
Inventories, net	24,571	25,548
Deferred tax assets	2,031	2,036
Refundable income taxes	—	782
Prepaid expenses and other current assets	6,154	6,919
Total current assets	245,464	244,274
Restricted cash	435	435
Property, plant and equipment, net	25,077	25,498
Goodwill	30,731	30,731
Intangibles, net	35,504	38,689
Deferred tax assets	3,477	3,466
Other assets	831	1,150
Total assets	$341,519	$344,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,143	$20,274
Accrued liabilities	17,033	21,217
Income taxes payable	158	68
Deferred revenue	5,962	6,303
Total current liabilities	39,296	47,862
Long-term income taxes payable	1,025	1,094
Deferred tax liabilities	2,208	2,208
Deferred rent and other liabilities	3,621	3,643
Total liabilities	46,150	54,807
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 28, 2015 and December 27, 2014, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 57,582,427 and 56,518,428 shares issued and outstanding at March 28, 2015 and December 27, 2014, respectively	58	57
Additional paid-in capital	716,761	711,676
Accumulated other comprehensive loss	(1,697)	(1,761)
Accumulated deficit	(419,753)	(420,536)
Total stockholders’ equity	295,369	289,436
Total liabilities and stockholders’ equity	$341,519	$344,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income (loss)	$783	$(12,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,884	8,131
(Accretion) amortization of discount on investments	(1)	117
Stock-based compensation expense	2,909	2,570
Deferred income taxes	6	—
(Benefit) provision for doubtful accounts receivable	(13)	5
Provision for excess and obsolete inventories	1,463	2,606
Impairment of long-lived assets	—	743
Non-cash restructuring	500	600
Foreign currency transaction gains	(192)	(174)
Changes in assets and liabilities:
Accounts receivable	4,172	(6,781)
Inventories	(485)	(3,216)
Prepaid expenses and other current assets	748	(328)
Refundable income taxes	782	—
Other assets	313	—
Accounts payable	(4,947)	618
Accrued liabilities	(4,286)	212
Income tax payable	21	335
Deferred rent and other liabilities	74	34
Deferred revenues	(342)	363
Net cash provided by (used in) operating activities	7,389	(6,876)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,443)	(1,638)
Proceeds from sale of subsidiary	30	27
Purchases of marketable securities	(14,252)	(31,693)
Proceeds from maturities of marketable securities	18,500	28,675
Net cash provided by (used in) investing activities	2,835	(4,629)
Cash flows from financing activities:
Proceeds from issuances of common stock	1,694	1,425
Payments made on capital leases	—	(131)
Net cash provided by financing activities	1,694	1,294
Effect of exchange rate changes on cash and cash equivalents	135	214
Net increase (decrease) in cash and cash equivalents	12,053	(9,997)
Cash and cash equivalents, beginning of year	113,940	59,196
Cash and cash equivalents, end of period	$125,993	$49,199
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$778	$(1,081)
Income and property taxes refunded, net	$(945)	$(38)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015, or for any other period. The balance sheet at December 27, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and may result in material effects on our consolidated operating results and financial position.

These financial statements and notes should be read with the consolidated financial statements and notes for the year ended December 27, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2015 and 2014 each contain 52 weeks and the three months ended March 28, 2015 and March 29, 2014 each contained 13 weeks, respectively. Fiscal 2015 will end on December 26, 2015.

Critical Accounting Policies. Our critical accounting policies have not changed during the three months ended March 28, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Intel	18.6%	16.2%
SK hynix	17.5	17.1
Samsung	13.7	*
Micron	10.6	15.0%
	60.4%	48.3%
* Less than 10% of revenues.

At March 28, 2015, two customers accounted for 27% and 15% of gross accounts receivable. At December 27, 2014, two customers accounted for approximately 26% and 18% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 3 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe on October 16, 2012 was $30.7 million as of March 28, 2015 and remained unchanged from the amounts recorded as of December 27, 2014. The Company has not recorded any historical goodwill impairments as of March 28, 2015.

The changes in intangible assets during the three months ended March 28, 2015 and the net book value of intangible assets as of March 28, 2015 and December 27, 2014 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 27, 2014	Additions/Disposals	March 28, 2015	December 27, 2014	Expense, net	March 28, 2015	December 27, 2014	March 28, 2015	March 28, 2015
Existing developed technologies	$51,248	$—	$51,248	$35,045	$2,522	$37,567	$16,203	$13,681	1.6
Trade name	4,388	—	4,388	970	109	1,079	3,418	3,309	7.5
Customer relationships	17,000	—	17,000	4,832	554	5,386	12,168	11,614	5.5
Total finite-lived intangible assets	72,636	—	72,636	40,847	3,185	44,032	31,789	28,604
In-process research and development	6,900	—	6,900	—	—	—	6,900	6,900
Total intangible assets	$79,536	$—	$79,536	$40,847	$3,185	$44,032	$38,689	$35,504
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
For the three months ended March 28, 2015, amortization expense of $2.5 million and $0.7 million was included in cost of revenues and selling, general and administrative expenses, respectively. For the three months ended March 29, 2014, amortization expense of $4.4 million and $0.7 million was included in cost of revenues and selling, general and administrative expenses, respectively.
Based on the carrying values of the finite-lived intangible assets recorded as of March 28, 2015 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015	$9,554
2016	8,720
2017	2,551
2018	2,501
2019	2,447
and thereafter	2,831
Total	$28,604

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the three months ended March 28, 2015 and March 29, 2014, the purposes of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2015 Restructuring Activities

During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal 2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015. There were no other restructuring activities during the three months ended March 28, 2015.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan. As part of the plan, we eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the remainder of fiscal 2014, we further eliminated an additional 5 full-time employees and recorded $0.7 million in severance charges. The activities comprising these restructuring activities were substantially completed in fiscal 2014 and the remaining cash payments associated with these activities were substantially paid by the end of the first fiscal quarter of 2015.

The activities in the restructuring accrual for the three months ended March 28, 2015 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Total
Accrual at December 27, 2014	$584	$—	$584
Restructuring charges	—	500	500
Cash Payments	(560)	—	(560)
Adjustment to restructuring charges	3	—	3
Non-cash settlement	—	(500)	(500)
Accrual at March 28, 2015	$27	$—	$27

The activities in the restructuring accrual for the three months ended March 29, 2014 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Total
Accrual at December 28, 2013	$138	$—	$138
Restructuring charges	1,397	600	1,997
Cash payments	(1,414)	—	(1,414)
Asset impairments	—	(600)	(600)
Non-cash settlements	(1)	—	(1)
Accrual at March 29, 2014	$120	$—	$120

Note 5 — Fair Value
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities and foreign currency derivatives (see Note 17 to the Condensed Consolidated Financial Statements - Derivative Financial Instruments, for a discussion of fair value of foreign currency derivatives).

Assets measured at fair value on a recurring basis as of March 28, 2015 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$69,854	$—	$69,854
Agency securities (Federal)	$—	$4,750	$4,750
Marketable securities
U.S. Treasuries	—	31,410	31,410
Agency securities (Federal)	—	14,250	14,250
Total	$69,854	$50,410	$120,264

Assets measured at fair value on a recurring basis as of December 27, 2014 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$65,303	$—	$65,303
Marketable securities
U.S. Treasuries	—	42,395	42,395
Agency securities (Federal)	—	7,502	7,502
Total	$65,303	$49,897	$115,200

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

We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three months ended March 28, 2015 and March 29, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired. Refer to Note 3 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a nonrecurring basis during the three months ended March 28, 2015 and March 29, 2014.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 28, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$31,390	$20	$—	$31,410
Agency securities (Federal)	14,251	—	(1)	14,250
	$45,641	$20	$(1)	$45,660

Marketable securities at December 27, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,386	$13	$(4)	$42,395
Agency securities (Federal)	7,502	—	—	7,502
	$49,888	$13	$(4)	$49,897

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of March 28, 2015 and December 27, 2014, respectively.

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

Contractual maturities of marketable securities as of March 28, 2015 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,946	$41,960
Due after one year to five years	3,695	3,700
	$45,641	$45,660

There were no realized gains and losses on sales and maturities of marketable securities during the three months ended March 28, 2015 and March 29, 2014, respectively.

Note 7 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the three months ended March 28, 2015 and March 29, 2014, respectively, is as follows (in thousands):

	March 28, 2015	March 29, 2014
Balance at beginning of period	$266	$265
(Reductions) / additions	(13)	5
Balance at end of period	$253	$270

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	March 28, 2015	December 27, 2014
Raw materials	$9,735	$10,646
Work-in-progress	12,604	12,813
Finished goods	2,232	2,089
	$24,571	$25,548

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the three months ended March 28, 2015 and March 29, 2014, respectively, is as follows (in thousands):

	March 28, 2015	March 29, 2014
Balance at beginning of period	$1,592	$691
Accruals	248	296
Settlements	(833)	(525)
Balance at the end of period	$1,007	$462

Note 10 — Long-lived Assets

Impairment of long-lived assets

During the three months ended March 28, 2015, we did not record any impairments relating to our long-lived assets. During the three months ended March 29, 2014, we recorded $0.7 million of impairments related to manufacturing assets we no longer utilized. These charges were included in "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations in their respective periods.

During the three months ended March 28, 2015, we ceased to use fully depreciated assets with an acquired cost of $0.4 million.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 28, 2015	December 27, 2014
Machinery and equipment	$147,096	$145,995
Computer equipment and software	28,592	28,953
Furniture and fixtures	5,404	5,402
Leasehold improvements	66,865	66,821
Sub total	247,957	247,171
Less: accumulated depreciation and amortization	(226,349)	(224,135)
Net long-lived assets	21,608	23,036
Construction-in-progress	3,469	2,462
Total	$25,077	$25,498

Assets held for sale

There were no assets held for sale as of March 28, 2015. During the three months ended March 29, 2014, we reclassified $0.6 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale as of March 29, 2014.

Refer to Note 3 to the Condensed Consolidated Financial Statements - Goodwill and Intangible Assets for further details relating to our intangible long-lived assets.

Note 11 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	March 28, 2015	December 27, 2014
Unrealized loss on marketable securities, net of tax of $428 at March 28, 2015 and December 27, 2014, respectively	$(409)	$(419)
Cumulative translation adjustments	(1,288)	(1,342)
Accumulated other comprehensive loss	$(1,697)	$(1,761)

Note 12 — Stockholders’ Equity

Restricted Stock Units

Restricted stock unit activity under our equity incentive plan during the three months ended March 28, 2015 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2014	3,250,046	$6.07
Awards granted	—	—
Awards vested	(749,259)	6.94
Awards canceled	(67,910)	6.43
Restricted stock units at March 28, 2015	2,432,877	$5.79

The total fair value of restricted stock units vested during the three months ended March 28, 2015 and March 29, 2014 was $7.5 million and $2.7 million, respectively.

Stock Options

During the three months ended March 28, 2015, we granted 450,000 stock options to our Chief Executive Officer with a grant-date fair value of approximately $1.7 million which will be recognized as stock compensation expense ratably over the service period. The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model:

Stock Options:
Dividend yield	—%
Expected volatility	47.5%
Risk-free interest rate	1.57%
Expected term (in years)	5.52

During the three months ended March 29, 2014, we did not grant any stock options.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Stock-based compensation included in:
Cost of revenues	$583	$494
Research and development	845	624
Selling, general and administrative	1,481	1,452
Total stock-based compensation	2,909	2,570
Tax effect of stock-based compensation	—	—
Total stock-based compensation, net of tax	$2,909	$2,570

During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to a full-time employee who was impacted by our restructuring activities. Hence, we classified this stock-based compensation expense as a restructuring expense and the table above therefore does not include this expense. Refer to Note 4 to the Condensed Consolidated Financial Statements - Restructuring Charges for further details.

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

During the three months ended March 28, 2015 and March 29, 2014, we issued 302,705 and 320,919 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended
	March 28, 2015	March 29, 2014
ESPP:
Dividend yield	—%	—%
Expected volatility	54.7%	42.5%
Risk-free interest rate	0.07%	0.70%
Expected term (in years)	0.50	0.50

Unrecognized Compensation Costs

At March 28, 2015, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,676	3.81
Restricted stock units	6,403	1.12
Employee stock purchase plan	339	0.34
Total unrecognized stock-based compensation expense	$8,418

Note 14 — Net Income (Loss) per Share

Basic net income (loss) per share for the three months ended March 28, 2015 and March 29, 2014 was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per share for the three months ended March 28, 2015 was computed by dividing net income by the diluted weighted-average number of shares outstanding during that period. Diluted net loss per share for the three months ended March 29, 2014 was computed by dividing net loss by the weighted-average number of common shares outstanding for the period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Numerator:
Net income (loss) used in computing basic and diluted net loss per share	$783	$(12,711)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	56,954	55,050
Add potentially dilutive securities	1,884	—
Weighted-average shares used in computing basic and diluted net income (loss) per share	58,838	55,050

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 28, 2015	March 29, 2014
Options to purchase common stock	2,010	3,285
Restricted stock units	—	411
Employee stock purchase plan	—	24
Total potentially dilutive securities	2,010	3,720

Note 15 — Income Taxes

We recorded an income tax provision of $0.1 million and $0.3 million for the three months ended March 28, 2015 and March 29, 2014, respectively. Income tax provisions reflect estimated taxes on our operations in the foreign and U.S jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

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
Our lease and purchase obligations have not materially changed as of March 28, 2015 from those disclosed in our Annual Report on Form 10-K as of December 27, 2014.
Environmental Matters

We are subject to U.S. Federal, State and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the three months ended March 28, 2015, or in our fiscal 2014. We do not believe that any loss from environmental remediation liabilities would have a material impact on our financial condition.
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

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our probe cards infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of March 28, 2015.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the three months ended March 28, 2015, we were not involved in any material legal proceedings. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the three months ended March 28, 2015, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in commercial litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of March 28, 2015. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.

Other Litigation

In August 2013, a former employee (“Plaintiff”) filed a class action lawsuit against the Company in the Superior Court of California, alleging violations of California’s wage and hour laws and unfair business practices on behalf of himself and all other similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009 to the present. In February 2014, the Court granted the Company’s motion to strike portions of Plaintiff’s first amended complaint, clarifying the scope of the putative class. A second amended complaint was filed. The parties participated in a mediation during the third quarter of fiscal 2014, which did not result in a settlement. Procedurally, the case is still in the early stages of litigation. No motion to certify a class has been brought and no defined class has been certified. The Company currently believes that any settlement reached would be in an amount that is not material to the Company's financial statements. The

Company denies the allegations contained in the lawsuit and, based on available information, believes it has significant defenses to the allegations of the lawsuit. If the matter is not settled, the Company could incur material attorneys’ fees in defending the lawsuit.

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

The following table provides information about our foreign currency forward contracts outstanding as of March 28, 2015 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	2,479,518	$20,777
Taiwan Dollar	Buy	(27,108)	(871)
Korean Won	Buy	(2,013,407)	(1,828)
Total USD notional amount of outstanding foreign exchange contracts			$18,078

The contracts were entered into on March 27, 2015 and matured on April 28, 2015. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 28, 2015. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 28, 2015.

The location and amount of losses related to non-designated derivative instruments that matured in the three months ended March 28, 2015 and March 29, 2014 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	March 28, 2015	March 29, 2014
Foreign exchange forward contracts	Other income (expense), net	$(162)	$(174)

Note 18 — Business Interruption Insurance Claim Recovery

During the three months ended March 28, 2015, we received approximately $1.5 million as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013. We recorded this cash receipt within “Other income (expense), net” in our Condensed Consolidated Statements of Operations.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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
Historically, sales for probe cards for testing Dynamic Random Access Memory, or DRAM, devices have made up the majority of our revenues. In October 2012, we completed the acquisition of Astria Semiconductor Holdings, Inc., including its subsidiary Micro-Probe Incorporated (together "MicroProbe"). The majority of MicroProbe's revenue was made up of sales of probe cards for testing System-on-Chip, or SoC, devices.
We generated net income of $0.8 million in the first-three months of fiscal 2015 as compared to a net loss of $12.7 million in the first-three months of fiscal 2014. The increase in net income is primarily attributable to our increased revenues and our ongoing cost reduction efforts.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $172 million as of March 28, 2015, as compared to approximately $164 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results and reduced capital expenditures, net of investments in working capital to grow revenues. We generated $7.8 million of cash in the first fiscal quarter of 2015 as compared to using cash of $(7.1) million in the first fiscal quarter of 2014. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and/or marketable securities could decline in future fiscal years.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenues	100.0%	100.0%
Cost of revenues	67.8	78.0
Gross profit	32.2	22.0
Operating expenses:
Research and development	15.6	17.4
Selling, general and administrative	16.8	21.9
Restructuring charges, net	0.7	3.6
Impairment of long-lived assets	—	1.3
Total operating expenses	33.1	44.2
Operating loss	(0.9)	(22.2)
Interest income, net	0.1	0.1
Other income (expense), net	2.1	(0.1)
Income (loss) before income taxes	1.3	(22.2)
Provision for income taxes	0.2	0.6
Net income (loss)	1.1%	(22.8)%

Three Months ended March 28, 2015 and March 29, 2014:

Revenues

Revenues by Market

	Three Months Ended
	March 28, 2015	March 29, 2014	% Change
	(In thousands, except percentages)
SoC	$33,409	$29,758	12.3%
DRAM	34,574	22,181	55.9
Flash	2,846	4,020	(29.2)
Total revenues	$70,829	$55,959	26.6%

Revenues for the three months ended March 28, 2015 increased 27%, or approximately $14.9 million, as compared to the corresponding period in the prior year. For the three months ended March 28, 2015, our revenue increased 12% in our SoC products, increased 56% in our DRAM products and decreased 29% in our Flash memory products, as compared to the corresponding period in the prior year.

The overall increase in revenues was primarily driven by higher unit volume in both the SoC and DRAM markets. The SoC revenue increase was driven by a combination of strong personal computer processor and gaming system processor demand. DRAM demand and revenue increased due to the adoption of our SmartMatrix product at a major South Korean memory producer and overall strong mobile, server and personal computer DRAM market demand. The decrease in Flash memory revenue was due to a weakening NOR Flash memory market offset by Solid State Drive, NAND Flash memory demand served by our TouchMatrix product at a South Korean memory producer.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 28, 2015	% of Revenue	March 29, 2014	% of Revenue
	(In thousands, except percentages)
North America	$18,527	26.2%	$15,742	28.1%
South Korea	16,859	23.8	12,620	22.6
Taiwan	16,142	22.8	9,625	17.2
Asia-Pacific (1)	8,393	11.8	4,186	7.5
Europe	5,533	7.8	6,096	10.9
Japan	5,375	7.6	7,690	13.7
Total revenues	$70,829	100.0%	$55,959	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The increases or decreases in revenues from our geographical regions for the three months ended March 28, 2015, when compared to the same periods in fiscal 2014, were as follows:
•the increase in North America revenues was driven by increased SoC product shipments for personal computer processors;
•the increase in South Korea revenues was primarily due to increased DRAM demand and the adoption of our SmartMatrix product at a major South Korean memory producer;
•the increase in Taiwan revenues was driven by a combination of increased SoC product shipments and an increase in commodity or personal computer based DRAM demand;
•the increase in Asia-Pacific revenues was primarily driven by sales of our SmartMatrix DRAM products in that region;
•the decrease in Europe revenues was driven by reduced SoC product shipments related to mobile processor demand; and
•the decrease in Japan revenues was driven by reduced mobile DRAM demand served by our SmartMatrix product.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 28, 2015	March 29, 2014
Intel	18.6%	16.2%
SK hynix	17.5	17.1
Samsung	13.7	*
Micron	10.6	15.0%
	60.4%	48.3%
* Less than 10% of revenues.

Gross Profit

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Gross profit	$22,789	$12,325
% of revenues	32.2%	22.0%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 28, 2015, the amount of gross profit increased compared to the same periods in the prior year, primarily due to lower material costs, lower labor expenses and overhead charges as a result of our cost reduction initiatives and favorable production yields. Gross profit also benefited from higher production volume driven by higher sales. This led to higher factory utilization on a relatively fixed base of overhead costs and resulted in improvements to our gross profits.

Our inventory reserve charges declined by $1.2 million for the three months ended March 28, 2015 when compared to the corresponding period in the prior year. For the three months ended March 28, 2015, the value of previously reserved materials that were used in manufacturing and shipped was $0.9 million.

Gross profit included stock-based compensation expense of $0.6 million and $0.5 million, respectively, for the three months ended March 28, 2015 and March 29, 2014.

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

Research and Development

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Research and development	$11,086	$9,747
% of revenues	15.6%	17.4%

Research and development expenses for the three months ended March 28, 2015 increased by $1.3 million compared to the same period in the prior year and was primarily due to an increase of $0.9 million in project and material costs, $0.6 million in incentive compensation and $0.2 million in stock compensation expense offset by a reduction of $0.3 million in personnel related costs as a result of our restructuring efforts and $0.1 million in overall general operating expenses.

Stock-based compensation expense included in research and development expenses was $0.8 million and $0.6 million respectively, for the three months ended March 28, 2015 and March 29, 2014.

Selling, General and Administrative

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Selling, general and administrative	$11,882	$12,254
% of revenues	16.8%	21.9%

Selling, general and administrative expenses for the three months ended March 28, 2015 decreased by $0.4 million compared to the same period in the prior year and was primarily due to a decrease of $0.5 million in personnel related costs as a result of our restructuring efforts and $0.4 million in overall general operating expenses and which was partially offset by an increase of $0.6 million in incentive compensation.

Stock-based compensation expense included within selling, general and administrative expenses was $1.5 million and $1.5 million, respectively, for the three months ended March 28, 2015 and March 29, 2014.

Restructuring Charges, net

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Restructuring charges, net	$503	$1,997
% of revenues	0.7%	3.6%

For the three months ended March 28, 2015, restructuring charges decreased by $1.5 million from the comparable period of the prior year. Our restructuring activities are discussed below.

2015 Restructuring Activities

During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal 2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015. There were no other restructuring activities during the three months ended March 28, 2015.

2014 Restructuring Activities

On January 27, 2014, we announced a global organizational restructuring and cost reduction plan. As part of the plan, we eliminated 52 full-time employees. In addition, we reduced our temporary workforce by 9 positions. We recorded $2.0 million of restructuring charges during the first quarter of fiscal 2014, which was comprised of $1.4 million in severance and related benefits and $0.6 million in impairment charges for certain equipment that would no longer be utilized. During the remainder of fiscal 2014, we further eliminated an additional 5 full-time employees and recorded $0.7 million in severance charges. The activities comprising these restructuring activities were substantially completed in fiscal 2014 and the remaining cash payments associated with these activities were paid by the end of the first fiscal quarter of 2015.

Impairment of Long-lived Assets

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Impairment of long-lived assets	$—	$743
% of revenues	—%	1.3%

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the three months ended March 28, 2015, we did not record any impairments relating to our long-lived assets. During the three months ended March 29, 2014, we recorded $0.7 million of impairments related to manufacturing assets we no longer utilized. These charges are included in "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Interest income, net	$85	$79
% of revenue	0.1%	0.1%
Other income (expense), net	$1,501	$(66)
% of revenues	2.1%	(0.1)%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The increase in interest income for the three months ended March 28, 2015 as compared with the same period of the prior year was primarily the result of higher cash balances offset by lower yields. Cash, cash equivalents, restricted cash and marketable securities were $172.1 million at March 28, 2015 compared to $164.3 million at March 29, 2014. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended March 28, 2015 and March 29, 2014 was 0.13% and 0.17%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The increase in other income (expense), net for the three months ended March 28, 2015 compared to the three months ended March 29, 2014 was primarily due to approximately $1.5 million cash received as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013.
Provision for Income Taxes

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands, except percentages)
Provision for income taxes	$121	$308
Effective tax rate	13.4%	(2.5)%

We recorded an income tax provision of $0.1 million and $0.3 million for the three months ended March 28, 2015 and March 29, 2014 respectively. Income tax provisions reflect estimated taxes on our operations in the foreign and U.S jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $206.2 million at March 28, 2015 and $196.4 million at December 27, 2014. The increase in working capital in the three months ended March 28, 2015 was primarily due to an increase in cash due to improved operating results and decreased current liabilities.

Cash and cash equivalents consist of deposits held at banks, money market funds and U.S. government agency securities that at the time of purchase had maturities of 90 days or less. Marketable securities consist of U.S. government and agency securities. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single-A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.
Our cash, cash equivalents and marketable securities totaled approximately $171.7 million at March 28, 2015, as compared to $163.8 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results and lower use of cash to support working capital. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2015.

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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 48 days at March 28, 2015 compared with 59 days at December 27, 2014. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to strong cash collections and changes in customer mix as compared to the three months ended December 27, 2014.

	Three Months Ended
	March 28, 2015	March 29, 2014
	(In thousands)
Net cash provided by (used in) operating activities	$7,389	$(6,876)
Net cash provided by (used in) investing activities	2,835	(4,629)
Net cash provided by financing activities	$1,694	$1,294

Cash flows from operating activities: Net cash provided by operating activities for the three months ended March 28, 2015 was primarily attributable to improved operating results from increased revenues and decreased costs, offset by increase in working capital necessary to support the increased revenues. The Company had net income of $0.8 million and non-cash expenses of $10.6 million, including $5.9 million of depreciation and amortization, $2.9 million of stock-based compensation, $1.5 million of provision for excess and obsolete inventories and $0.5 million of restructuring activities. This was partially offset by $0.2 million of foreign currency transaction gains.

The net change in operating assets and liabilities for the three months ended March 28, 2015 resulted in a net use of cash of $4.0 million, which was primarily comprised of cash used of $4.3 million in accrued liabilities due to incentive compensation, $4.9 million in accounts payable driven by payments on vendor obligations and $0.5 million of cash used for inventory build. The above use of cash was offset by cash generation of $4.2 million in accounts receivable from strong collections, $0.8 million in income tax refund and $0.7 million of prepaid expenses and other current assets.

The net change in operating assets and liabilities for the three months ended March 29, 2014 resulted from a net use of cash of $8.8 million, which was comprised of cash used of $6.8 million in accounts receivable due to higher sales, $3.2 million of cash used for inventory due to inventory build and an increase of prepaid expenses and other current assets of $0.3 million. The above use of cash was offset in part by an increase of $0.6 million in accounts payable driven by the timing of our payments on vendor obligations, an increase of $0.4 million in deferred revenues due to shipments to customers for which our revenue recognition criteria have not yet been met, an increase in income tax payable of $0.3 million and an increase of $0.2 million in accrued liabilities due to accrued payroll.

Cash flows from investing activities: Net cash provided by investing activities for the three months ended March 28, 2015 was primarily related to $18.5 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $14.3 million and cash used in the acquisition of property and equipment of $1.4 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses.

Net cash used in investing activities for the three months ended March 29, 2014 was primarily related to $28.7 million of proceeds from maturities of marketable securities offset by purchase of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $1.6 million.

Cash flows from financing activities: Net cash provided by financing activities for the three months ended March 28, 2015 and March 29, 2014 included $1.7 million and $1.4 million, respectively, from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and stock option exercises.

Our cash, cash equivalents and marketable securities increased by $7.8 million in the three months ended March 28, 2015. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raise cash through a stock issuance, or to obtain new financing facilities which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal quarters.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 28, 2015, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014. Our critical accounting policies have not changed during the three months ended March 28, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 27, 2014. Our exposure to market risk has not changed materially since December 27, 2014.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 28, 2015 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2014. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2014 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

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

FormFactor, Inc.

Date:	April 29, 2015	By:	/s/ Michael M. Ludwig

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