Form 10-Q
period 2015-06-27
FORMFACTOR INC
filed 2015-07-29
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

As of July 28, 2015, 58,068,157 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues	$73,885	$67,352	$144,714	$123,311
Cost of revenues	50,582	47,328	98,621	90,962
Gross profit	23,303	20,024	46,093	32,349
Operating expenses:
Research and development	11,217	11,074	22,302	20,821
Selling, general and administrative	11,381	13,191	23,265	25,445
Restructuring charges, net	—	59	503	2,056
Impairment of long-lived assets	8	—	8	743
Total operating expenses	22,606	24,324	46,078	49,065
Operating income (loss)	697	(4,300)	15	(16,716)
Interest income, net	65	79	149	158
Other income (expense), net	100	(156)	1,602	(222)
Income (loss) before income taxes	862	(4,377)	1,766	(16,780)
Provision (benefit) for income taxes	24	(51)	145	257
Net income (loss)	$838	$(4,326)	$1,621	$(17,037)
Net income (loss) per share:
Basic	$0.01	$(0.08)	$0.03	$(0.31)
Diluted	$0.01	$(0.08)	$0.03	$(0.31)
Weighted-average number of shares used in per share calculations:
Basic	58,109	55,812	57,532	55,431
Diluted	59,094	55,812	58,874	55,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income (loss)	$838	$(4,326)	$1,621	$(17,037)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(302)	297	(248)	438
Unrealized gains on available-for-sale marketable securities	1	22	11	24
Other comprehensive (loss) income, net of tax	(301)	319	(237)	462
Comprehensive income (loss)	$537	$(4,007)	$1,384	$(16,575)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 27, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$137,088	$113,940
Marketable securities	41,668	49,897
Accounts receivable, net	43,979	45,152
Inventories, net	24,247	25,548
Deferred tax assets	2,030	2,036
Refundable income taxes	—	782
Prepaid expenses and other current assets	7,602	6,919
Total current assets	256,614	244,274
Restricted cash	435	435
Property, plant and equipment, net	24,485	25,498
Goodwill	30,731	30,731
Intangibles, net	32,187	38,689
Deferred tax assets	3,437	3,466
Other assets	864	1,150
Total assets	$348,753	$344,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,449	$20,274
Accrued liabilities	19,660	21,217
Income taxes payable	180	68
Deferred revenue	5,766	6,303
Total current liabilities	47,055	47,862
Long-term income taxes payable	902	1,094
Deferred tax liabilities	2,208	2,208
Deferred rent and other liabilities	3,580	3,643
Total liabilities	53,745	54,807
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 27, 2015 and December 27, 2014, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 58,368,157 and 56,518,428 shares issued and outstanding at June 27, 2015 and December 27, 2014, respectively	58	57
Additional paid-in capital	715,863	711,676
Accumulated other comprehensive loss	(1,998)	(1,761)
Accumulated deficit	(418,915)	(420,536)
Total stockholders’ equity	295,008	289,436
Total liabilities and stockholders’ equity	$348,753	$344,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income (loss)	$1,621	$(17,037)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,908	16,185
Amortization of discount on investments	—	168
Stock-based compensation expense	5,415	6,089
Deferred income tax provision (benefit)	7	(46)
(Benefit) provision for doubtful accounts receivable	(11)	1
Provision for excess and obsolete inventories	2,964	3,830
Loss on disposal and write-off of long-lived assets	—	2
Impairment of long-lived assets	8	743
Non-cash restructuring	500	600
Foreign currency transaction losses (gains)	681	(178)
Changes in assets and liabilities:
Accounts receivable	1,077	(11,633)
Inventories	(1,663)	(5,170)
Prepaid expenses and other current assets	(817)	(436)
Refundable income taxes	782	—
Other assets	259	—
Accounts payable	1,051	2,400
Accrued liabilities	(1,640)	3,500
Income tax payable	(81)	140
Deferred rent and other liabilities	148	112
Deferred revenues	(539)	209
Net cash provided by (used in) operating activities	21,670	(521)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,245)	(2,994)
Proceeds from sale of subsidiary	35	54
Purchases of marketable securities	(23,761)	(31,693)
Proceeds from maturities of marketable securities	32,000	44,275
Net cash provided by investing activities	4,029	9,642
Cash flows from financing activities:
Proceeds from issuances of common stock	1,803	1,426
Purchase and retirement of common stock	(3,508)	—
Payments made on capital leases	—	(271)
Net cash (used in) provided by financing activities	(1,705)	1,155
Effect of exchange rate changes on cash and cash equivalents	(846)	387
Net increase in cash and cash equivalents	23,148	10,663
Cash and cash equivalents, beginning of period	113,940	59,196
Cash and cash equivalents, end of period	$137,088	$69,859
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$42	$(394)
Income and property taxes (refunded) paid, net	$(819)	$123
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and six months ended June 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015, or for any other period. The balance sheet at December 27, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

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

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2015 and 2014 each contain 52 weeks and the three and six months ended June 27, 2015 and June 28, 2014 each contained 13 and 26 weeks, respectively. Fiscal 2015 will end on December 26, 2015.

Critical Accounting Policies. Our critical accounting policies have not changed during the three and six months ended June 27, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Micron	17.8%	12.2%	14.3%	13.5%
Intel	17.1	19.5	17.8	18.0
Samsung	13.1	*	13.4	*
SK hynix	13.0	21.4	15.2	19.5
	61.0%	53.1%	60.7%	51.0%
* Less than 10% of revenues.

At June 27, 2015, two customers accounted for 18% and 15% of gross accounts receivable. At December 27, 2014, two customers accounted for approximately 26% and 18% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 3 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe on October 16, 2012 was $30.7 million as of June 27, 2015 and remained unchanged from the amounts recorded as of December 27, 2014. The Company has not recorded any historical goodwill impairments as of June 27, 2015.

The changes in intangible assets during the six months ended June 27, 2015 and the net book value of intangible assets as of June 27, 2015 and December 27, 2014 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 27, 2014	Additions/Disposals	June 27, 2015	December 27, 2014	Expense, net	June 27, 2015	December 27, 2014	June 27, 2015	June 27, 2015
Existing developed technologies	$51,248	$2,400	$53,648	$35,045	$5,176	$40,221	$16,203	$13,427	2.1
Trade name	4,388	—	4,388	970	218	1,188	3,418	3,200	7.3
Customer relationships	17,000	—	17,000	4,832	1,108	5,940	12,168	11,060	5.3
Total finite-lived intangible assets	72,636	2,400	75,036	40,847	6,502	47,349	31,789	27,687
In-process research and development	6,900	(2,400)	4,500	—	—	—	6,900	4,500
Total intangible assets	$79,536	$—	$79,536	$40,847	$6,502	$47,349	$38,689	$32,187
(1) Excludes fully amortized intangible assets

During the six months ended June 27, 2015, a purchased in-process research and development ("IPR&D") project with a carrying value of $2.4 million was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life.

The remaining IPR&D asset is classified as an indefinite lived intangible asset that is not currently subject to amortization but is reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The IPR&D asset will be subject to amortization upon completion of its respective research project and at the start of commercialization. The fair value assigned to the IPR&D asset was determined using the income approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If the IPR&D project is abandoned, the acquired technology attributable to the project will be expensed in the Condensed Consolidated Statements of Operations.
For the three and six months ended June 27, 2015, amortization expense of $2.6 million and $0.7 million, and $5.2 million and $1.3 million, respectively, was included in cost of revenues and selling, general and administrative expenses, respectively. For the three and six months ended June 28, 2014, amortization expense of $4.4 million and $0.7 million, and $8.8 million and $1.4 million, respectively, was included in cost of revenues and selling, general and administrative expenses, respectively.

Based on the carrying values of the finite-lived intangible assets recorded as of June 27, 2015 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015	$6,635
2016	9,511
2017	3,314
2018	2,949
2019	2,447
and thereafter	2,831
Total	$27,687

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the three and six months ended June 27, 2015 and June 28, 2014, the purposes of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2015 Restructuring Activities

There were no restructuring activities during the three months ended June 27, 2015. During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal 2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015.

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

The activities in the restructuring accrual for the six months ended June 27, 2015 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Total
Accrual at December 27, 2014	$584	$—	$584
Restructuring charges	—	500	500
Cash Payments	(569)	—	(569)
Adjustment to restructuring charges	3	—	3
Non-cash settlement	—	(500)	(500)
Accrual at June 27, 2015	$18	$—	$18

The activities in the restructuring accrual for the three months ended June 28, 2014 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Total
Accrual at December 28, 2013	$138	$—	$138
Restructuring charges	1,456	600	2,056
Cash payments	(1,592)	—	(1,592)
Asset impairments	—	(600)	(600)
Non-cash settlements	(2)	—	(2)
Accrual at June 28, 2014	$—	$—	$—

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

Assets measured at fair value on a recurring basis as of June 27, 2015 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,627	$—	$82,627
Marketable securities
U.S. Treasuries	—	27,414	27,414
Agency securities (Federal)	—	14,254	14,254
Total	$82,627	$41,668	$124,295

Assets measured at fair value on a recurring basis as of December 27, 2014 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$65,303	$—	$65,303
Marketable securities
U.S. Treasuries	—	42,395	42,395
Agency securities (Federal)	—	7,502	7,502
Total	$65,303	$49,897	$115,200

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three and six months ended June 27, 2015 and June 28, 2014.

Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired. Refer to Note 3 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a nonrecurring basis during the three and six months ended June 27, 2015 and June 28, 2014.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at June 27, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$27,393	$21	$—	$27,414
Agency securities (Federal)	14,255	—	(1)	14,254
	$41,648	$21	$(1)	$41,668

Marketable securities at December 27, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,386	$13	$(4)	$42,395
Agency securities (Federal)	7,502	—	—	7,502
	$49,888	$13	$(4)	$49,897

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of June 27, 2015 and December 27, 2014, respectively.

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

Contractual maturities of marketable securities as of June 27, 2015 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,648	$41,668
Due after one year to five years	—	—
	$41,648	$41,668

There were no realized gains and losses on sales and maturities of marketable securities during the three and six months ended June 27, 2015 and June 28, 2014, respectively.

Note 7 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the six months ended June 27, 2015 and June 28, 2014, respectively, is as follows (in thousands):

	June 27, 2015	June 28, 2014
Balance at beginning of period	$266	$265
Additions	—	5
Reductions	(11)	(4)
Balance at end of period	$255	$266

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Raw materials	$9,701	$10,646
Work-in-progress	12,927	12,813
Finished goods	1,619	2,089
	$24,247	$25,548

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the six months ended June 27, 2015 and June 28, 2014, respectively, is as follows (in thousands):

	June 27, 2015	June 28, 2014
Balance at beginning of period	$1,592	$691
Accruals	828	1,260
Settlements	(1,338)	(1,066)
Balance at the end of period	$1,082	$885

Note 10 — Long-lived Assets

Impairment of long-lived assets

During the six months ended June 27, 2015, long-lived asset impairment charges recorded were insignificant. During the six months ended June 28, 2014, we recorded $0.7 million of impairments related to manufacturing assets we no longer utilized. These charges were included in "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations in their respective periods.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Machinery and equipment	$148,780	$145,995
Computer equipment and software	28,898	28,953
Furniture and fixtures	5,401	5,402
Leasehold improvements	66,759	66,821
Sub total	249,838	247,171
Less: accumulated depreciation and amortization	(228,786)	(224,135)
Net long-lived assets	21,052	23,036
Construction-in-progress	3,433	2,462
Total	$24,485	$25,498

Assets held for sale

There were no assets held for sale as of June 27, 2015. During the six months ended June 28, 2014, we reclassified $0.6 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale as of June 28, 2014. The sale of the building closed during the third quarter of fiscal 2014 and we recorded a gain of $0.2 million on the sale during the third quarter of fiscal 2014.

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

Note 11 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	June 27, 2015	December 27, 2014
Unrealized loss on marketable securities, net of tax of $428 at June 27, 2015 and December 27, 2014, respectively	$(408)	$(419)
Cumulative translation adjustments	(1,590)	(1,342)
Accumulated other comprehensive loss	$(1,998)	$(1,761)

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expires on April 15, 2016. The program may be modified or discontinued at any time. During the three months ended June 27, 2015, under this repurchase authorization, we repurchased 400,362 shares of common stock for approximately $3.5 million.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units

Restricted stock unit (RSU) activity under our equity incentive plan during the six months ended June 27, 2015 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2014	3,250,046	$6.07
Awards granted	1,478,750	8.70
Awards vested	(1,922,779)	6.04
Awards canceled	(138,619)	6.18
Restricted stock units at June 27, 2015	2,667,398	$7.54

On May 28, 2015, we issued 195,000 RSUs to seven senior executives of our company that will vest based on certain market performance criteria. The performance criteria are based on a metric called our Total Shareholder Return (TSR) for the period from April 1, 2015 to March 31, 2017 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2015. The total stock-based compensation cost of approximately $1.5 million will be recognized ratably over the requisite service period.

On May 5, 2014, we issued 350,000 RSUs to seven senior executives of our company that will vest based on certain market performance criteria. The performance criteria are based on our TSR for the period from April 1, 2014 to March 31, 2016 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2014. The total stock-based compensation cost of approximately $1.8 million will be recognized ratably over the requisite service period.

On May 6, 2013, we issued 355,000 RSUs to seven senior executives and one non-executive of our company that would vest based on certain market performance criteria. The performance criteria were based on our TSR for the period from April 1, 2013 to March 31, 2015 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2013. On April 8, 2015, upon the review of the market performance criteria, our Compensation Committee certified a total earn out of 443,750 RSUs which immediately vested as of this date.

The total fair value of RSUs vested during the three and six months ended June 27, 2015 and June 28, 2014 was $10.0 million and $17.5 million, and $4.3 million and $7.1 million, respectively.

Stock Options

During the three months ended June 27, 2015, we did not grant any stock options. During the three months ended March 28, 2015, we granted 450,000 stock options to our Chief Executive Officer with a grant-date fair value of approximately $1.7 million which will be recognized as stock compensation expense ratably over the service period. The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model:

Stock Options:
Dividend yield	—%
Expected volatility	47.5%
Risk-free interest rate	1.57%
Expected term (in years)	5.52

During the six months ended June 28, 2014, we did not grant any stock options.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of RSUs and stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Stock-based compensation included in:
Cost of revenues	$602	$661	$1,185	$1,155
Research and development	726	937	1,571	1,561
Selling, general and administrative	1,178	1,921	2,659	3,373
Total stock-based compensation	2,506	3,519	5,415	6,089
Tax effect of stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$2,506	$3,519	$5,415	$6,089

During the six months ended June 27, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to a full-time employee who was impacted by our restructuring activities. Hence, we classified this stock-based compensation expense as a restructuring expense and the table above therefore does not include this expense. Refer to Note 4 to the Condensed Consolidated Financial Statements - Restructuring Charges for further details.

Employee Stock Purchase Plan

Under our 2012 Employee Stock Purchase Plan ("ESPP"), the offering periods are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six month offering period consists of one six month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

During the three months ended June 27, 2015 and June 28, 2014, we did not issue any ESPP shares. During the six months ended June 27, 2015 and June 28, 2014, we issued 302,705 and 320,919 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	54.7%	42.5%	51.7%	40.9%
Risk-free interest rate	0.07%	0.07%	0.08%	0.11%
Expected term (in years)	0.50	0.50	1.00	1.00

Unrecognized Compensation Costs

At June 27, 2015, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,547	3.61
Restricted stock units	15,363	2.18
Employee stock purchase plan	80	0.10
Total unrecognized stock-based compensation expense	$16,990

Note 14 — Net Income (Loss) per Share

Basic net income (loss) per share for the three and six months ended June 27, 2015 and June 28, 2014 was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income per share for the three and six months ended June 27, 2015 was computed by dividing net income by the diluted weighted-average number of shares outstanding during that period. Diluted net loss per share for the three and six months ended June 28, 2014 was computed by dividing net loss by the weighted-average number of common shares outstanding for the period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income (loss) used in computing basic and diluted net loss per share	$838	$(4,326)	$1,621	$(17,037)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	58,109	55,812	57,532	55,431
Add potentially dilutive securities	985	—	1,342	—
Weighted-average shares used in computing basic and diluted net income (loss) per share	59,094	55,812	58,874	55,431

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Options to purchase common stock	1,948	2,981	2,059	3,133
Restricted stock units	—	—	197	3
Employee stock purchase plan	—	26	—	16
Total potentially dilutive securities	1,948	3,007	2,256	3,152

Note 15 — Income Taxes

We recorded an income tax provision of $24 thousand and $0.1 million, for the three and six months ended June 27, 2015, respectively. We recorded an income tax benefit of $51 thousand and a provision of $0.3 million for the three and six months ended June 28, 2014, respectively. Income tax provisions reflect the tax provision on our operations in the foreign and U.S jurisdictions offsetting by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

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
Our lease and purchase obligations have not materially changed as of June 27, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.
Environmental Matters

We are subject to U.S. Federal, State and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the six months ended June 27, 2015, or in our fiscal 2014. We do not believe that any loss from environmental remediation liabilities would have a material impact on our financial condition.
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
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our probe cards infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of June 27, 2015.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the six months ended June 27, 2015, we were not involved in any material legal proceedings. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the six months ended June 27, 2015, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in commercial litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

No provision has been made for intellectual property litigation because we believe that it is not probable that a liability had been incurred as of June 27, 2015. We could incur material attorneys' fees in prosecuting and defending actions related to intellectual property.

Other Litigation

In August 2013, a former employee (“Plaintiff”) filed a class action lawsuit against the Company in the Superior Court of California, alleging violations of California’s wage and hour laws and unfair business practices on behalf of himself and all other similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009 to the present. In February 2014, the Court granted the Company’s motion to strike portions of the Plaintiff’s first amended complaint, clarifying the scope of the putative class. A second amended complaint was filed. The parties have participated in two mediation sessions, the most recent of which took place during the second quarter of fiscal 2015 and which did not result in a settlement. Procedurally, the case is still in the early stages of litigation. A motion to certify a class has been entered but no defined class has been certified. The Company currently believes that any settlement reached would be in an amount that is not material to the Company's financial statements. The Company denies the allegations contained in the lawsuit and, based on available information, believes it has significant defenses to the allegations of the lawsuit. If the matter is not settled, the Company could incur material attorneys’ fees in defending the lawsuit.

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

The following table provides information about our foreign currency forward contracts outstanding as of June 27, 2015 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	3,132,118	$25,267
Taiwan Dollar	Buy	(22,744)	(736)
Korean Won	Buy	(1,816,520)	(1,648)
Total USD notional amount of outstanding foreign exchange contracts			$22,883

The contracts were entered into on June 26, 2015 and matured on July 24, 2015. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of June 27, 2015. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and six months ended June 27, 2015.

The location and amount of gains (losses) related to non-designated derivative instruments that matured in the three and six months ended June 27, 2015 and June 28, 2014 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Foreign exchange forward contracts	Other income (expense), net	$847	$(101)	$685	$(275)

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

Note 19 — Subsequent Event

In March 2014, we filed a lawsuit against MarTek, Inc., a company headquartered in Tempe, Arizona ("MarTek"), asserting breach of contract, copyright infringement and related claims arising out of a licensing agreement we entered into with MarTek for the use by MarTek of certain intellectual property assets (the “IP”) relating to probers that we acquired from the bankruptcy of Electroglas, Inc. MarTek asserted counterclaims against us for breach of contract and related claims regarding that license. On July 13, 2015 (the "closing date"), we entered into a settlement agreement with MarTek under which the parties agreed to dismiss the pending litigation and release each other from any and all claims relating to the license agreement or the IP through the closing date. As part of the settlement, we agreed to sell the IP to MarTek for $2 million, of which $1.2 million was received on July 17, 2015 and the remaining $0.8 million is in the form of a promissory note secured by the IP and scheduled to be repaid by MarTek in two equal tranches on the first and second anniversary of the closing date.

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
We generated net income of $1.6 million in the first six months of fiscal 2015 as compared to a net loss of $(17.0) million in the first six months of fiscal 2014. The increase in net income is primarily attributable to our increased revenues and our ongoing cost reduction efforts.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $179.2 million as of June 27, 2015, as compared to approximately $164.3 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results, net of investments in working capital to grow revenues. We generated $7.1 million and $7.8 million of cash in the second and first fiscal quarters of 2015, respectively, as compared to generating $5.0 million and using $(7.1) million of cash in the second and first fiscal quarters of 2014, respectively. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and/or marketable securities could decline in future fiscal years.

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

Cost of Revenues. Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, manufacturing-related overhead and amortization of certain intangible assets. Our manufacturing operations rely upon a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs, inventory provisions and amortization of certain intangible assets as cost of revenues.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.5	70.3	68.1	73.8
Gross profit	31.5	29.7	31.9	26.2
Operating expenses:
Research and development	15.2	16.4	15.4	16.9
Selling, general and administrative	15.4	19.6	16.1	20.6
Restructuring charges, net	—	0.1	0.4	1.7
Impairment of long-lived assets	—	—	—	0.6
Total operating expenses	30.6	36.1	31.9	39.8
Operating income (loss)	0.9	(6.4)	—	(13.6)
Interest income, net	0.1	0.1	0.1	0.1
Other income (expense), net	0.1	(0.2)	1.1	(0.2)
Income (loss) before income taxes	1.1	(6.5)	1.2	(13.7)
Provision (benefit) for income taxes	—	(0.1)	0.1	0.2
Net income (loss)	1.1%	(6.4)%	1.1%	(13.9)%

Three and six months ended June 27, 2015 and June 28, 2014:

Revenues

Revenues by Market

	Three Months Ended			Six Months Ended
	June 27, 2015	June 28, 2014	% Change	June 27, 2015	June 28, 2014	% Change
	(In thousands, except percentages)
SoC	$34,573	$36,508	(5.3)%	$67,982	$66,266	2.6%
DRAM	35,251	26,421	33.4	69,825	48,602	43.7
Flash	4,061	4,423	(8.2)	6,907	8,443	(18.2)
Total revenues	$73,885	$67,352	9.7%	$144,714	$123,311	17.4%

Revenues for the three and six months ended June 27, 2015 increased 10%, or approximately $6.5 million, and 17% or approximately $21.4 million, respectively, as compared to the corresponding periods in the prior year. For the three months ended June 27, 2015, our revenue decreased 5% in our SoC products, increased 33% in our DRAM products and decreased 8% in our Flash memory products, as compared to the corresponding period in the prior year. For the six months ended June 27, 2015, our revenue increased 3% in our SoC products, increased 44% in our DRAM products and decreased 18% in our Flash memory products, as compared to the corresponding period in the prior year.

The overall increase in revenues was primarily due to higher unit volume in the DRAM market. The DRAM revenue increase was driven by a combination of strong mobile, server and commodity DRAM market demand and market share increases at a major South Korean memory producer, based on the adoption of our SmartMatrix product.

The decrease in SoC revenue for the three months ended June 27, 2015 as compared to the corresponding period in the prior year was due to softening personal computer processor and gaming system processor demand. The increase in SoC revenue for the six months ended June 27, 2015 as compared to the corresponding period in the prior year was primarily due to relatively strong demand across both personal computer and mobile processor markets in the first quarter of 2015 as compared to the first quarter of 2014.

The decrease in Flash memory revenue was primarily due to a combination of a weakening NOR Flash memory market and pricing pressure for our NAND Flash products, offset by increased demand for our TouchMatrix product (which is used to test Solid State Drive NAND Flash devices), at a South Korean memory producer.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 27, 2015	% of Revenue	June 28, 2014	% of Revenue	June 27, 2015	% of Revenue	June 28, 2014	% of Revenue
	(In thousands, except percentages)
North America	$17,325	23.4%	$17,095	25.4%	$35,852	24.8%	$32,837	26.6%
South Korea	15,600	21.1	14,662	21.8	32,459	22.4	27,282	22.1
Taiwan	15,444	20.9	11,343	16.8	31,586	21.8	20,968	17.0
Asia-Pacific (1)	10,034	13.6	10,101	15.0	18,427	12.8	14,287	11.7
Japan	9,581	13.0	5,066	7.5	14,956	10.3	12,756	10.3
Europe	5,901	8.0	9,085	13.5	11,434	7.9	15,181	12.3
Total revenues	$73,885	100.0%	$67,352	100.0%	$144,714	100.0%	$123,311	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The increases or decreases in revenues from our geographical regions for the three and six months ended June 27, 2015, when compared to the same periods in fiscal 2014, were as follows:

•the increase in North America revenues for the three and six month period was driven by increased SoC product shipments for personal computer processors. Revenues were relatively flat quarter to quarter for the three month period;

•the increases in South Korea revenues, for both the three and six month periods, were primarily due to increased DRAM demand and the adoption of our SmartMatrix product at a major South Korean memory producer;

•the increase in Taiwan revenues, for both the three and six month periods, were driven by a combination of increased SoC product shipments and an increase in commodity or personal computer DRAM demand;

•the overall increase in Asia-Pacific revenues, for the six month period, was primarily driven by sales of our SmartMatrix DRAM products in that region. Revenues were relatively flat quarter to quarter for the three month period;

•the increase in Japan revenues, for both the three and six months periods, was driven by higher mobile DRAM demand served by our SmartMatrix product; and

•The decrease in Europe revenues for both the three and six months periods was driven by reduced SoC product shipments related to mobile processor and automotive microcontroller demand.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Micron	17.8%	12.2%	14.3%	13.5%
Intel	17.1	19.5	17.8	18.0
Samsung	13.1	*	13.4	*
SK hynix	13.0	21.4	15.2	19.5
	61.0%	53.1%	60.7%	51.0%
* Less than 10% of revenues.

Gross Profit

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Gross profit	$23,303	$20,024	$46,093	$32,349
% of revenues	31.5%	29.7%	31.9%	26.2%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 27, 2015, the amount of gross profit increased compared to the same periods in the prior year, primarily due to higher production volume driven by higher sales. Factory utilization, execution and operating efficiency improved significantly with modest increases in overhead and direct labor costs, which resulted in higher gross profits. We also improved production yields and reduced intangible amortization expense from our acquisitions.

Our inventory reserve charges increased by $0.3 million and declined by $0.9 million for the three and six months ended June 27, 2015 when compared to the corresponding period in the prior year. For the three and six months ended June 27, 2015, the value of previously reserved materials that were used in manufacturing and shipped was $0.7 million and $1.6 million, respectively.

Gross profit included stock-based compensation expense of $0.6 million and $1.2 million, respectively, for the three and six months ended June 27, 2015, compared to $0.7 million and $1.2 million, respectively, for the three and six months ended June 28, 2014.

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

Research and Development

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Research and development	$11,217	$11,074	$22,302	$20,821
% of revenues	15.2%	16.4%	15.4%	16.9%

Research and development expenses for the three and six months ended June 27, 2015 increased by $0.1 million and $1.5 million, respectively, compared to the same periods in the prior year.

The increase in the three months ended June 27, 2015 compared to the same period in the prior year was primarily due to an increase of $0.2 million in personnel-related costs and $0.2 million in incentive compensation offset by a reduction of $0.2 million in stock compensation expense and $0.1 million in overall general operating expenses.

The increase in the six months ended June 27, 2015 compared to the same period in the prior year was primarily due to an increase of $0.8 million in project and material costs and $0.8 million in incentive compensation offset by a reduction of $0.1 million in overall general operating expenses.

Stock-based compensation expense included in research and development expenses was $0.7 million and $1.6 million respectively, for the three and six months ended June 27, 2015, compared to $0.9 million and $1.6 million, respectively, for the three and six months ended June 28, 2014.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Selling, general and administrative	$11,381	$13,191	$23,265	$25,445
% of revenues	15.4%	19.6%	16.1%	20.6%

Selling, general and administrative expenses for the three and six months ended June 27, 2015 decreased by $1.8 million and $2.2 million, respectively, compared to the same periods in the prior year.

The decrease in the three months ended June 27, 2015 compared to the same period in the prior year was primarily due to a decrease of $0.7 million in stock compensation expense, $0.3 million in payroll taxes and $0.2 million each in legal expenses, incentive compensation, personnel-related costs and overall general operating expenses as a result of our cost reduction initiatives.

The decrease in the six months ended June 27, 2015 compared to the same period in the prior year was primarily due to a decrease of $0.7 million in stock compensation expense and $0.7 million in personnel-related costs, $0.4 million in legal expenses, $0.3 million in payroll taxes and $0.5 million in overall general operating expenses as a result of our cost reduction initiatives, which was partially offset by an increase of $0.4 million in incentive compensation.

Stock-based compensation expense included within selling, general and administrative expenses was $1.2 million and $2.7 million, respectively, for the three and six months ended June 27, 2015, compared to $1.9 million and $3.4 million, respectively, for the three and six months ended June 28, 2014.

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Restructuring charges, net	$—	$59	$503	$2,056
% of revenues	—%	0.1%	0.4%	1.7%

For the three and six months ended June 27, 2015, restructuring charges decreased by $0.1 million and $1.6 million, respectively, from the comparable periods of the prior year. Our restructuring activities are discussed below.

2015 Restructuring Activities

There were no restructuring activities during the three months ended June 27, 2015. During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal

2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015.

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

Impairment of Long-lived Assets

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Impairment of long-lived assets	$8	$—	$8	$743
% of revenues	—%	—%	—%	0.6%

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the six months ended June 27, 2015, long-lived asset impairment charges recorded were insignificant. During the six months ended June 28, 2014, we recorded $0.7 million of impairments related to manufacturing assets we no longer utilized.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Interest income, net	$65	$79	$149	$158
% of revenue	0.1%	0.1%	0.1%	0.1%
Other income (expense), net	$100	$(156)	$1,602	$(222)
% of revenues	0.1%	(0.2)%	1.1%	(0.2)%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and six months ended June 27, 2015 as compared with the same periods of the prior year was primarily the result of lower yields. Cash, cash equivalents, restricted cash and marketable securities were $179.2 million at June 27, 2015 compared to $149.5 million at June 28, 2014. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended June 27, 2015 and June 28, 2014 was 0.12% and 0.18%, respectively. The weighted-average yield on our cash, cash equivalents and marketable securities for the six months ended June 27, 2015 and June 28, 2014 was 0.12% and 0.17%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The increase in other income (expense), net for the six months ended June 27, 2015 as compared with the same period of the prior year was primarily due to approximately $1.5 million cash received as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except percentages)
Provision (benefit) for income taxes	$24	$(51)	$145	$257
Effective tax rate	2.8%	1.2%	8.2%	(1.5)%

We recorded an income tax provision of $24 thousand and $0.1 million, for the three and six months ended June 27, 2015, respectively. We recorded an income tax benefit of $51 thousand and a provision of $0.3 million for the three and six months ended June 28, 2014, respectively. Income tax provisions reflect the tax provision on our operations in the foreign and U.S jurisdictions offsetting by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $209.6 million at June 27, 2015 and $196.4 million at December 27, 2014. The increase in working capital in the six months ended June 27, 2015 was primarily due to an increase in cash due to improved operating results and decreased current liabilities.

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
Our cash, cash equivalents and marketable securities totaled approximately $178.8 million at June 27, 2015, as compared to $163.8 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results and lower use of cash to support working capital. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2015.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 52 days at June 27, 2015 compared with 59 days at December 27, 2014. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to changes in customer mix as compared to the year ended December 27, 2014.

	Six Months Ended
	June 27, 2015	June 28, 2014
	(In thousands)
Net cash provided by (used in) operating activities	$21,670	$(521)
Net cash provided by investing activities	4,029	9,642
Net cash (used in) provided by financing activities	$(1,705)	$1,155

Cash flows from operating activities: Net cash provided by operating activities for the six months ended June 27, 2015 was primarily attributable to improved operating results from increased revenues and decreased costs, offset by increase in working capital necessary to support the increased revenues. We had net income of $1.6 million and non-cash expenses of $21.5 million, including $11.9 million of depreciation and amortization, $5.4 million of stock-based compensation, $3.0 million of provision for excess and obsolete inventories, $0.7 million of foreign currency transaction losses and $0.5 million of restructuring activities.

The net change in operating assets and liabilities for the six months ended June 27, 2015 resulted in a net use of cash of $1.4 million, which was primarily comprised of cash used of $1.6 million in accrued liabilities due to payment of incentive compensation, $1.7 million of cash used for inventory build, an increase of $0.8 million in prepaid expenses and other current assets and a decrease of $0.5 million in deferred revenues due to recognition of previously deferred revenues for which the revenue recognition criteria have been met. The above use of cash was offset by cash generation of $1.1 million in accounts receivable from strong collections, $1.1 million in accounts payable driven by payments on vendor obligations and $0.8 million in income tax refunds.

The net change in operating assets and liabilities for the six months ended June 28, 2014 resulted in a net use of cash of $10.9 million and which was comprised of cash used of $11.6 million in accounts receivable due to higher sales, $5.2 million of cash used for inventory due to inventory build and an increase of prepaid expenses and other current assets of $0.4 million. The above use of cash was offset in part by an increase of $3.5 million in accrued liabilities due to accrued payroll and warranty, an increase of $2.4 million in accounts payable driven by the timing of our payments on vendor obligations, an increase of $0.2 million in deferred revenues due to shipments to customers for which our revenue recognition criteria have not yet been met and an increase in income taxes payable of $0.1 million.

Cash flows from investing activities: Net cash provided by investing activities for the six months ended June 27, 2015 was primarily related to $32.0 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $23.8 million and cash used in the acquisition of property and equipment of $4.2 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses.

Net cash provided by investing activities for the six months ended June 28, 2014 was primarily related to $44.3 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $3.0 million.

Cash flows from financing activities: Net cash used in financing activities for the six months ended June 27, 2015 included $3.5 million used for the repurchase and retirement of our common stock partially offset by $1.8 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and stock option exercises. Net cash provided by financing activities for the six months ended June 28, 2014 included $1.4 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan.

Our cash, cash equivalents and marketable securities increased by $14.9 million in the six months ended June 27, 2015. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raise cash through a stock issuance, or to obtain new financing facilities which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal quarters.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 27, 2015, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014. Our critical accounting policies have not changed during the six months ended June 27, 2015.

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 27, 2015 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2014. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2014 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expires on April 15, 2016. The program may be modified or discontinued at any time. During the three months ended June 27, 2015, under this repurchase authorization, we repurchased and retired 400,362 shares of common stock for approximately $3.5 million.

The following table summarizes our repurchases of outstanding common stock for the fiscal quarter ended June 27, 2015:

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 16, 2015-April 25, 2015	—	$—	—	$25,000,000
April 26, 2015-May 23, 2015	215,500	8.53	215,500	$23,161,747
May 24, 2015-June 27, 2015	184,862	9.04	184,862	$21,491,213
	400,362	$8.76	400,362

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

FormFactor, Inc.

Date:	July 29, 2015	By:	/s/ Michael M. Ludwig

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