Form 10-Q
period 2015-09-26
FORMFACTOR INC
filed 2015-10-28
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

As of October 27, 2015, 58,160,215 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$65,862	$73,933	$210,576	$197,245
Cost of revenues	47,407	49,791	146,028	140,754
Gross profit	18,455	24,142	64,548	56,491
Operating expenses:
Research and development	10,645	11,198	32,947	32,019
Selling, general and administrative	11,108	13,309	34,373	38,754
Restructuring charges, net	59	28	562	2,084
Impairment of long-lived assets	—	86	8	829
Total operating expenses	21,812	24,621	67,890	73,686
Operating loss	(3,357)	(479)	(3,342)	(17,195)
Interest income, net	65	75	213	233
Other income (expense), net	982	228	2,584	6
Loss before income taxes	(2,310)	(176)	(545)	(16,956)
Provision for income taxes	215	101	359	358
Net loss	$(2,525)	$(277)	$(904)	$(17,314)
Net loss per share:
Basic and Diluted	$(0.04)	$0.00	$(0.02)	$(0.31)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	58,209	56,297	57,757	55,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net loss	$(2,525)	$(277)	$(904)	$(17,314)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(161)	(814)	(409)	(376)
Unrealized gains on available-for-sale marketable securities	(7)	1	4	25
Other comprehensive loss, net of tax	(168)	(813)	(405)	(351)
Comprehensive loss	$(2,693)	$(1,090)	$(1,309)	$(17,665)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 26, 2015	December 27, 2014
ASSETS
Current assets:
Cash and cash equivalents	$142,185	$113,940
Marketable securities	41,654	49,897
Accounts receivable, net	36,682	45,152
Inventories, net	27,000	25,548
Deferred tax assets	2,029	2,036
Refundable income taxes	—	782
Prepaid expenses and other current assets	6,501	6,919
Total current assets	256,051	244,274
Restricted cash	435	435
Property, plant and equipment, net	23,821	25,498
Goodwill	30,731	30,731
Intangibles, net	28,869	38,689
Deferred tax assets	3,440	3,466
Other assets	865	1,150
Total assets	$344,212	$344,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,159	$20,274
Accrued liabilities	18,492	21,217
Income taxes payable	166	68
Deferred revenue	4,215	6,303
Total current liabilities	44,032	47,862
Long-term income taxes payable	1,034	1,094
Deferred tax liabilities	2,208	2,208
Deferred rent and other liabilities	3,404	3,643
Total liabilities	50,678	54,807
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at September 26, 2015 and December 27, 2014, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 58,160,215 and 56,518,428 shares issued and outstanding at September 26, 2015 and December 27, 2014, respectively	58	57
Additional paid-in capital	717,082	711,676
Accumulated other comprehensive loss	(2,166)	(1,761)
Accumulated deficit	(421,440)	(420,536)
Total stockholders’ equity	293,534	289,436
Total liabilities and stockholders’ equity	$344,212	$344,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(904)	$(17,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,875	24,155
(Accretion) amortization of discount on investments	(1)	199
Stock-based compensation expense	8,515	10,023
Deferred income tax provision (benefit)	7	(44)
(Recovery) provision for doubtful accounts receivable	(11)	1
Provision for excess and obsolete inventories	4,886	5,530
(Gain) loss on disposal, write-off and sale of long-lived assets	(1,009)	41
Impairment of long-lived assets	8	829
Non-cash restructuring	500	600
Foreign currency transaction (gains) losses	(191)	880
Changes in assets and liabilities:
Accounts receivable	8,327	(17,918)
Inventories	(6,337)	(10,725)
Prepaid expenses and other current assets	143	(1,087)
Refundable income taxes	782	—
Other assets	250	16
Accounts payable	1,242	5,998
Accrued liabilities	(2,906)	5,484
Income tax payable	36	160
Deferred rent and other liabilities	79	151
Deferred revenues	(2,090)	(1,564)
Net cash provided by operating activities	29,201	5,415
Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,644)	(4,539)
Proceeds from sale of intellectual property and plant and equipment	1,200	820
Proceeds from sale of subsidiary	44	85
Purchases of marketable securities	(41,253)	(31,693)
Proceeds from maturities of marketable securities	49,500	58,323
Net cash provided by investing activities	2,847	22,996
Cash flows from financing activities:
Proceeds from issuances of common stock	3,418	2,813
Purchase and retirement of common stock	(6,996)	—
Payments made on capital leases	—	(271)
Net cash (used in) provided by financing activities	(3,578)	2,542
Effect of exchange rate changes on cash and cash equivalents	(225)	(885)
Net increase in cash and cash equivalents	28,245	30,068
Cash and cash equivalents, beginning of period	113,940	59,196
Cash and cash equivalents, end of period	$142,185	$89,264
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(262)	$(1,105)
Income and property taxes (refunded) paid, net	$(94)	$789
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three and nine months ended September 26, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015, or for any other period. The balance sheet at December 27, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

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

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2015 and 2014 each contain 52 weeks and the three and nine months ended September 26, 2015 and September 27, 2014 each contained 13 and 39 weeks, respectively. Fiscal 2015 will end on December 26, 2015.

Critical Accounting Policies. Our critical accounting policies have not changed during the three and nine months ended September 26, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Samsung	23.1%	10.8%	16.4%	*
Intel	18.1	18.9	17.9	18.3
SK hynix	15.6	15.6	15.3	18.0
Micron	*	16.6	12.6	14.6
	56.8%	61.9%	62.2%	50.9%
* Less than 10% of revenues.

At September 26, 2015, two customers accounted for 28% and 14% of gross accounts receivable. At December 27, 2014, two customers accounted for approximately 26% and 18% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life cycles and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 3 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe on October 16, 2012 was $30.7 million as of September 26, 2015 and remained unchanged from the amounts recorded as of December 27, 2014. The Company has not recorded any historical goodwill impairments as of September 26, 2015.

The changes in intangible assets during the nine months ended September 26, 2015 and the net book value of intangible assets as of September 26, 2015 and December 27, 2014 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 27, 2014	Additions/Disposals	September 26, 2015	December 27, 2014	Expense, net	September 26, 2015	December 27, 2014	September 26, 2015	September 26, 2015
Existing developed technologies (2)	$45,300	$2,400	$47,700	$29,097	$7,830	$36,927	$16,203	$10,773	2.0
Trade name	4,388	—	4,388	970	328	1,298	3,418	3,090	7.0
Customer relationships	17,000	—	17,000	4,832	1,662	6,494	12,168	10,506	5.0
Total finite-lived intangible assets	66,688	2,400	69,088	34,899	9,820	44,719	31,789	24,369
In-process research and development	6,900	(2,400)	4,500	—	—	—	6,900	4,500
Total intangible assets	$73,588	$—	$73,588	$34,899	$9,820	$44,719	$38,689	$28,869

(1)	Excludes fully amortized intangible assets
(2)
As of September 26, 2015, we excluded approximately $5.9 million of fully amortized existing developed technology intangible assets from gross intangible assets and accumulated amortization due to the sale of these intangible assets to MarTek Inc. These intangible assets were fully amortized as of December 27, 2014 but were in use until their sale to MarTek Inc. Refer to Note 16 to the Condensed Consolidated Financial Statements-Commitments and Contingencies, for further details.

During the nine months ended September 26, 2015, a purchased in-process research and development ("IPR&D") project with a carrying value of $2.4 million was completed and reclassified as a finite-lived intangible asset, and is currently being amortized over its estimated useful life.

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

For the three and nine months ended September 26, 2015, amortization expense of $2.7 million and $0.7 million, and $7.8 million and $2.0 million, respectively, was included in cost of revenues and selling, general and administrative expenses, respectively. For the three and nine months ended September 27, 2014, amortization expense of $4.4 million and $0.7 million, and $13.2 million and $2.0 million, respectively, was included in cost of revenues and selling, general and administrative expenses, respectively.
Based on the carrying values of the finite-lived intangible assets recorded as of September 26, 2015 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2015	$3,317
2016	9,511
2017	3,314
2018	2,949
2019	2,447
and thereafter	2,831
Total	$24,369

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are reflected separately as "Restructuring charges, net" in the Condensed Consolidated Statements of Operations. A summary of the actions we have taken during the three and nine months ended September 26, 2015 and September 27, 2014, the purposes of which were to improve operating efficiency, streamline and simplify our operations and reduce our operating costs, are discussed below.

2015 Restructuring Activities

During the three months ended September 26, 2015, restructuring charges recorded were insignificant. During the nine months ended September 26, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal 2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015.

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

The activities in the restructuring accrual for the nine months ended September 26, 2015 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Total
Accrual at December 27, 2014	$584	$—	$584
Restructuring charges	59	500	559
Cash payments	(618)	—	(618)
Adjustment to restructuring charges	3	—	3
Non-cash settlement	—	(500)	(500)
Accrual at September 26, 2015	$28	$—	$28

The activities in the restructuring accrual for the nine months ended September 27, 2014 were as follows (in thousands):

	Employee Severance and Benefits	Property and Equipment Impairment	Total
Accrual at December 28, 2013	$138	$—	$138
Restructuring charges	1,484	600	2,084
Cash payments	(1,592)	—	(1,592)
Asset impairments	—	(600)	(600)
Non-cash settlements	(2)	—	(2)
Accrual at September 27, 2014	$28	$—	$28

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

Assets measured at fair value on a recurring basis as of September 26, 2015 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$81,173	$—	$81,173
Agency securities (Federal)	—	1,500	1,500
Marketable securities
U.S. Treasuries	—	19,409	19,409
Agency securities (Federal)	—	22,245	22,245
Total	$81,173	$43,154	$124,327

Assets measured at fair value on a recurring basis as of December 27, 2014 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$65,303	$—	$65,303
Marketable securities
U.S. Treasuries	—	42,395	42,395
Agency securities (Federal)	—	7,502	7,502
Total	$65,303	$49,897	$115,200

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during each of the three and nine months ended September 26, 2015 and September 27, 2014.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired. Refer to Note 3 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a nonrecurring basis during the three and nine months ended September 26, 2015 and September 27, 2014.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at September 26, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$19,396	$13	$—	$19,409
Agency securities (Federal)	22,245	—	—	22,245
	$41,641	$13	$—	$41,654

Marketable securities at December 27, 2014 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$42,386	$13	$(4)	$42,395
Agency securities (Federal)	7,502	—	—	7,502
	$49,888	$13	$(4)	$49,897

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of September 26, 2015 and December 27, 2014, respectively.

When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, current market liquidity, interest rate risk, financial condition of the issuer, and credit rating downgrades. We believe that the unrealized losses are not other-than-temporary. We do not have a foreseeable need to liquidate the portfolio and anticipate recovering the full cost of the securities either as market conditions improve or as the securities mature.

Contractual maturities of marketable securities as of September 26, 2015 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$41,641	$41,654
Due after one year to five years	—	—
	$41,641	$41,654

There were no realized gains and losses on sales and maturities of marketable securities during the three and nine months ended September 26, 2015 and September 27, 2014, respectively.

Note 7 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the nine months ended September 26, 2015 and September 27, 2014, respectively, is as follows (in thousands):

	September 26, 2015	September 27, 2014
Balance at beginning of period	$266	$265
Additions	—	5
Reductions	(11)	(4)
Balance at end of period	$255	$266

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Raw materials	$12,283	$10,646
Work-in-progress	13,029	12,813
Finished goods	1,688	2,089
	$27,000	$25,548

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the nine months ended September 26, 2015 and September 27, 2014, respectively, is as follows (in thousands):

	September 26, 2015	September 27, 2014
Balance at beginning of period	$1,592	$691
Accruals	1,855	1,932
Settlements	(2,284)	(1,594)
Balance at the end of period	$1,163	$1,029

Note 10 — Long-lived Assets

Impairment of long-lived assets

During the nine months ended September 26, 2015, long-lived asset impairment charges recorded were insignificant. During the nine months ended September 27, 2014, we recorded $0.8 million of impairments related to manufacturing assets we no longer utilized. These charges were included in "Impairment of long-lived assets" in the Condensed Consolidated Statements of Operations in their respective periods.

During the three months ended September 26, 2015, we ceased to use fully depreciated assets with an acquired cost of $0.2 million.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Machinery and equipment	$149,948	$145,995
Computer equipment and software	28,838	28,953
Furniture and fixtures	5,396	5,402
Leasehold improvements	67,090	66,821
Sub total	251,272	247,171
Less: accumulated depreciation and amortization	(230,433)	(224,135)
Net long-lived assets	20,839	23,036
Construction-in-progress	2,982	2,462
Total	$23,821	$25,498

Assets held for sale

There were no assets held for sale as of September 26, 2015. During the nine months ended September 27, 2014, we reclassified $0.6 million of building and $0.5 million of machinery and equipment from "Property, plant and equipment, net" to "Prepaid expenses and other current assets" in our balance sheet as these assets were identified as held for sale. The sale of the building closed during the third quarter of fiscal 2014 and we recorded a gain of $0.2 million on the sale during the third quarter of fiscal 2014.

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

Note 11 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	September 26, 2015	December 27, 2014
Unrealized loss on marketable securities, net of tax of $428 at September 26, 2015 and December 27, 2014, respectively	$(415)	$(419)
Cumulative translation adjustments	(1,751)	(1,342)
Accumulated other comprehensive loss	$(2,166)	$(1,761)

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time-to-time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expires on April 15, 2016. The program may be modified or discontinued at any time. During the three months ended September 26, 2015, under this repurchase authorization, we repurchased and retired 472,800 shares of common stock for approximately $3.5 million. During the nine months ended September 26, 2015, under this repurchase authorization, we repurchased 873,162 shares of common stock for approximately $7.0 million.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units

Restricted stock unit (RSU) activity under our equity incentive plan during the nine months ended September 26, 2015 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 27, 2014	3,250,046	$6.07
Awards granted	1,507,750	8.66
Awards vested	(1,924,849)	6.04
Awards canceled	(169,019)	6.57
Restricted stock units at September 26, 2015	2,663,928	$7.52

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

On May 6, 2013, we issued 355,000 RSUs to seven senior executives and one non-executive of our company that would vest based on certain market performance criteria. The performance criteria were based on our TSR for the period from April 1, 2013 to March 31, 2015 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2013. On April 8, 2015, upon the review of the market performance criteria, our Compensation Committee certified a total earn out of 443,750 RSUs which immediately vested as of that date.

The total fair value of RSUs vested during the three months ended September 26, 2015 was insignificant. The total fair value of RSUs vested during the nine months ended September 26, 2015 was $17.5 million. The total fair value of RSUs vested during the three and nine months ended September 27, 2014 was $0.2 million and $7.3 million, respectively.

Stock Options

During the nine months ended September 26, 2015, we granted 450,000 stock options to our Chief Executive Officer with a grant-date fair value of approximately $1.7 million which will be recognized as stock compensation expense ratably over the service period. The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model:

Stock Options:
Dividend yield	—%
Expected volatility	47.5%
Risk-free interest rate	1.57%
Expected term (in years)	5.52

During the nine months ended September 27, 2014, we did not grant any stock options.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of RSUs and stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Stock-based compensation included in:
Cost of revenues	$756	$700	$1,941	$1,855
Research and development	973	1,077	2,544	2,638
Selling, general and administrative	1,371	2,157	4,030	5,530
Total stock-based compensation	3,100	3,934	8,515	10,023
Tax effect of stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$3,100	$3,934	$8,515	$10,023

During the nine months ended September 26, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to a full-time employee who was impacted by our restructuring activities. Hence, we classified this stock-based compensation expense as a restructuring expense. The table above does not include this expense. Refer to Note 4 to the Condensed Consolidated Financial Statements - Restructuring Charges for further details.

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

During the three months ended September 26, 2015 and September 27, 2014, we issued 262,788 and 265,467 ESPP shares, respectively. During the nine months ended September 26, 2015 and September 27, 2014, we issued 565,493 and 586,386 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
ESPP:
Dividend yield	—%	—%	—%	—%
Expected volatility	52.2%	41.6%	52.1%	41.9%
Risk-free interest rate	0.14%	0.09%	0.10%	0.09%
Expected term (in years)	0.81	0.81	0.66	0.66

Unrecognized Compensation Costs

At September 26, 2015, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,457	3.36
Restricted stock units	14,309	2.09
Employee stock purchase plan	463	0.35
Total unrecognized stock-based compensation expense	$16,229

Note 14 — Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted net loss per share for the three and nine months ended September 26, 2015 and September 27, 2014, respectively, was computed by dividing net loss by the weighted-average number of common shares outstanding for the period as the inclusion of any common stock equivalents would have been anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net loss used in computing basic and diluted net loss per share	$(2,525)	$(277)	$(904)	$(17,314)
Denominator:
Weighted-average shares used in computing basic net loss per share	58,209	56,297	57,757	55,720
Add potentially dilutive securities	—	—	—	—
Weighted-average shares used in computing basic and diluted net loss per share	58,209	56,297	57,757	55,720

The following table sets forth the weighted-average number of all potentially dilutive securities excluded from the computation in the table above because their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Options to purchase common stock	2,710	2,675	2,380	2,981
Restricted stock units	1,717	—	1,550	1
Employee stock purchase plan	—	20	30	1
Total potentially dilutive securities	4,427	2,695	3,960	2,983

Note 15 — Income Taxes

We recorded an income tax provision of $0.2 million and $0.4 million for the three and nine months ended September 26, 2015 and $0.1 million and $0.4 million for the three and nine months ended September 27, 2014, respectively. Income tax provisions reflect the tax provision on our operations in the foreign and U.S jurisdictions offset by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

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
Our lease and purchase obligations have not materially changed as of September 26, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.
Environmental Matters

We are subject to U.S. Federal, State and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the nine months ended September 26, 2015, or in our fiscal 2014. We do not believe that any loss from existing environmental remediation liabilities would have a material impact on our financial condition.
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

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of September 26, 2015.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the nine months ended September 26, 2015, we were not involved in any material legal proceedings. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.
Customs and Trade Matters
From time to time, we receive communications from certain jurisdictions regarding customs and indirect tax matters such as customs duties and value added taxes. For the nine months ended September 26, 2015, we did not receive any communications from jurisdictions regarding any material customs duties or indirect tax matters.

Intellectual Property Litigation

In the ordinary course of business, the Company has been, currently is, and may in the future be, involved in litigation relating to intellectual property, as well as third party initiated patent office proceedings in the United States and foreign patent offices.

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

On July 13, 2015 (the "closing date"), we entered into an agreement with MarTek under which the parties agreed to dismiss the pending litigation and release each other from any and all claims relating to the license agreement or the IP through the closing date. As part of the agreement, we agreed to sell the IP to MarTek for $2 million, of which $1.2 million was received on July 17, 2015 and the remaining $0.8 million is in the form of a promissory note secured by the IP and scheduled to be repaid by MarTek in two equal tranches on the first and second anniversary of the closing date. During the three months ended September 26, 2015, we recognized a net gain of approximately $1.0 million (which was classified in our Condensed Consolidated Statement of Operations under Other Income (Expense), net) from the agreement proceeds received on July 17, 2015.

Other Litigation

In August 2013, a former employee (“Plaintiff”) filed a class action lawsuit against the Company in the Superior Court of California, alleging violations of California’s wage and hour laws and unfair business practices on behalf of himself and all other similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009, to the present. The Plaintiff's motion to certify a class is pending. Procedurally, the case is still in the early stages of litigation. The Company denies the allegations made by the Plaintiff, and believes it has significant defenses to the claims made in the lawsuit. If the matter is not settled, the Company could incur material attorneys' fees in defending the lawsuit.

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

The following table provides information about our foreign currency forward contracts outstanding as of September 26, 2015 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	2,716,297	$22,471
Taiwan Dollar	Buy	(40,006)	(1,209)
Korean Won	Buy	(687,168)	(581)
Total USD notional amount of outstanding foreign exchange contracts			$20,681

The contracts were entered into on September 25, 2015 and matured on October 23, 2015. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of September 26, 2015. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three and nine months ended September 26, 2015.

The location and amount of losses and gains related to non-designated derivative instruments that matured in the three and nine months ended September 26, 2015 and September 27, 2014 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Loss (Gain) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss (Gain) Recognized on Derivatives	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Foreign exchange forward contracts	Other income (expense), net	$(902)	$740	$(217)	$465

Note 18 — Business Interruption Insurance Claim Recovery

During the nine months ended September 26, 2015, we received approximately $1.5 million as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013. We recorded this cash receipt within “Other income (expense), net” in our Condensed Consolidated Statements of Operations.

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
We generated net loss of $(0.9) million in the first nine months of fiscal 2015 as compared to a net loss of $(17.3) million in the first nine months of fiscal 2014. The decrease in net loss is primarily attributable to our increased revenues and our ongoing cost reduction efforts.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $184.3 million as of September 26, 2015, as compared to approximately $164.3 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results, net of investments in working capital to grow revenues. We generated $5.1 million, $7.1 million, and $7.8 million of cash in the third, second and first fiscal quarters of 2015, respectively, as compared to generating $5.3 million, $5.0 million and using $(7.1) million of cash in the third, second and first fiscal quarters of 2014, respectively. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and/or marketable securities could decline in future fiscal years.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	72.0	67.3	69.3	71.4
Gross profit	28.0	32.7	30.7	28.6
Operating expenses:
Research and development	16.1	15.2	15.6	16.2
Selling, general and administrative	16.9	18.0	16.3	19.6
Restructuring charges, net	0.1	—	0.3	1.1
Impairment of long-lived assets	—	0.1	—	0.4
Total operating expenses	33.1	33.3	32.2	37.3
Operating loss	(5.1)	(0.7)	(1.5)	(8.7)
Interest income, net	0.1	0.1	0.1	0.1
Other income (expense), net	1.5	0.3	1.2	—
Loss before income taxes	(3.5)	(0.3)	(0.2)	(8.6)
Provision for income taxes	0.3	0.1	0.2	0.2
Net loss	(3.8)%	(0.4)%	(0.4)%	(8.8)%

Three and nine months ended September 26, 2015 and September 27, 2014:

Revenues

Revenues by Market

	Three Months Ended			Nine Months Ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
	(In thousands, except percentages)
SoC	$36,479	$39,386	(7.4)%	$104,461	$105,653	(1.1)%
DRAM	27,443	31,383	(12.6)	97,268	79,985	21.6
Flash	1,940	3,164	(38.7)	8,847	11,607	(23.8)
Total revenues	$65,862	$73,933	(10.9)%	$210,576	$197,245	6.8%

Revenues for the three months ended September 26, 2015 decreased 11%, or approximately $8.1 million, as compared to the corresponding period in the prior year. Revenues for the nine months ended September 26, 2015 increased 7%, or approximately $13.3 million, as compared to the corresponding period in the prior year. For the three months ended September 26, 2015, our revenue decreased 7% in our SoC products, 13% in our DRAM products and 39% in our Flash memory products, as compared to the corresponding period in the prior year. For the nine months ended September 26, 2015, our revenue decreased 1% in our SoC products, increased 22% in our DRAM products and decreased 24% in our Flash memory products, as compared to the corresponding period in the prior year.

The decrease in our DRAM revenues for the three months ended September 26, 2015 was primarily due to reduced commodity DRAM market demand. The increase in DRAM revenues for the nine months ended September 26, 2015 was primarily driven by market share increases at a major South Korean memory producer, based on the adoption of our SmartMatrix product.

The decrease in SoC revenue for the three and nine months ended September 26, 2015 was primarily due to reduced mobile processor and gaming system processor demand.

The decrease in Flash memory revenue for the three and nine months ended September 26, 2015 was primarily due to a combination of a weakening NOR Flash memory market and pricing pressure for our NAND Flash products partially offset in the nine month period by increased demand for our TouchMatrix product to test NAND Flash devices at a South Korean memory producer.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 26, 2015	% of Revenue	September 27, 2014	% of Revenue	September 26, 2015	% of Revenue	September 27, 2014	% of Revenue
	(In thousands, except percentages)
South Korea	$21,134	32.1%	$14,502	19.6%	$53,593	25.5%	$41,784	21.2%
North America	10,142	15.4	19,569	26.5	45,994	21.8	52,406	26.6
Taiwan	12,327	18.7	12,398	16.8	43,913	20.9	33,366	16.9
Asia-Pacific (1)	8,317	12.6	12,090	16.4	26,744	12.8	26,377	13.5
Europe	8,944	13.6	8,231	11.1	20,378	9.7	23,413	11.9
Japan	4,998	7.6	7,143	9.7	19,954	9.5	19,899	10.1
Total revenues	$65,862	100.0%	$73,933	100.0%	$210,576	100.0%	$197,245	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The change in revenues from our geographical regions for the three and nine months ended September 26, 2015, when compared to the same periods in fiscal 2014, were primarily driven by:

•South Korea revenues increased for both the three and nine month periods driven primarily by a combination of market share increases at a major South Korean customer based on the adoption of our SmartMatrix product and increased SoC product shipments related to mobile processor demand;

•North America revenues decreased for both the three and nine month periods driven primarily by a shift of SoC product shipments for personal computer processors to customers’ test facilities in Europe;

•Taiwan revenues increased for the nine month period driven primarily by a combination of increased SoC product shipments and an increase in commodity or personal computer DRAM demand, with revenues relatively flat year over year for the three month period;

•Asia-Pacific revenues decreased for the three month period driven primarily by reduced sales of our SmartMatrix DRAM products in that region. Revenues were relatively flat year over year for the nine month period;

•Japan revenues decreased for both the three and nine months periods driven primarily by lower mobile DRAM demand served by our SmartMatrix product; and

•Europe revenues increased for both the three and nine months periods driven primarily by a shift of SoC product shipments for personal computer processors to customers’ test facilities in Europe as opposed to in North America, which was partially offset by reduced mobile processor related product demand.

The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Samsung	23.1%	10.8%	16.4%	*
Intel	18.1	18.9	17.9	18.3
SK hynix	15.6	15.6	15.3	18.0
Micron	*	16.6	12.6	14.6
	56.8%	61.9%	62.2%	50.9%
* Less than 10% of revenues.

Gross Profit

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Gross profit	$18,455	$24,142	$64,548	$56,491
% of revenues	28.0%	32.7%	30.7%	28.6%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs.

For the three months ended September 26, 2015, the amount of gross profit decreased compared to the same period in the prior year primarily due to less favorable product mix, and decreased demand for our products resulting in lower factory utilization.

For the nine months ended September 26, 2015, the amount of gross profit increased compared to the same period in the prior year, primarily due to higher production volume driven by higher sales. Factory utilization, execution and operating efficiency improved. We also increased production yields and reduced obsolete inventory charges and acquisition-related intangible amortization expense.

Our inventory reserve charges increased by $0.2 million and declined by $0.7 million for the three and nine months ended September 26, 2015 when compared to the corresponding periods in the prior year. For the three and nine months ended September 26, 2015, the value of previously reserved materials that were used in manufacturing and shipped was $0.4 million and $2.0 million, respectively.

Gross profit included stock-based compensation expense of $0.8 million and $1.9 million, respectively, for the three and nine months ended September 26, 2015, compared to $0.7 million and $1.9 million, respectively, for the three and nine months ended September 27, 2014.

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

Research and Development

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Research and development	$10,645	$11,198	$32,947	$32,019
% of revenues	16.1%	15.2%	15.6%	16.2%

Research and development expenses for the three and nine months ended September 26, 2015 decreased by $0.6 million and increased by $0.9 million, respectively, compared to the same periods in the prior year.

The decrease in the three months ended September 26, 2015 compared to the same period in the prior year was primarily due to a decrease of $0.6 million in incentive compensation, $0.2 million in overall general operating expenses and $0.1 million in stock compensation expense offset by an increase of $0.2 million in personnel-related costs and $0.2 million in project and material costs.

The increase in the nine months ended September 26, 2015 compared to the same period in the prior year was primarily due to an increase of $1.0 million in project and material costs, $0.2 million in incentive compensation, $0.1 million in personnel-related costs and $0.1 million in travel costs offset by a reduction of $0.5 million in overall general operating expenses.

Stock-based compensation expense included in research and development expenses was $1.0 million and $2.5 million, respectively, for the three and nine months ended September 26, 2015, compared to $1.1 million and $2.6 million, respectively, for the three and nine months ended September 27, 2014.

Selling, General and Administrative

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Selling, general and administrative	$11,108	$13,309	$34,373	$38,754
% of revenues	16.9%	18.0%	16.3%	19.6%

Selling, general and administrative expenses for the three and nine months ended September 26, 2015 decreased by $2.2 million and $4.4 million, respectively, compared to the same periods in the prior year.

The decrease in the three months ended September 26, 2015 compared to the same period in the prior year was primarily due to a decrease of $0.8 million in stock compensation expense, $0.5 million in personnel-related costs, $0.5 million in incentive compensation, $0.3 million in legal expenses and $0.2 million in travel costs offset by an increase of $0.3 million in consulting costs to support strategic corporate initiatives.

The decrease in the nine months ended September 26, 2015 compared to the same period in the prior year was primarily due to a decrease of $1.5 million in stock compensation expense, $1.1 million in personnel-related costs, $0.7 million in legal expenses, $0.7 million in overall general operating expenses, $0.3 million in payroll taxes, $0.2 million in incentive compensation, $0.1 million in travel costs and which was partially offset by an increase of $0.3 million in consulting costs to support strategic corporate initiatives.

Stock-based compensation expense included within selling, general and administrative expenses was $1.4 million and $4.0 million, respectively, for the three and nine months ended September 26, 2015, compared to $2.2 million and $5.5 million, respectively, for the three and nine months ended September 27, 2014.

Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Restructuring charges, net	$59	$28	$562	$2,084
% of revenues	0.1%	—%	0.3%	1.1%

For the three and nine months ended September 26, 2015, restructuring charges increased by $31.0 thousand and $1.5 million, respectively, from the comparable periods of the prior year. Our restructuring activities are discussed below.

2015 Restructuring Activities

During the three months ended September 26, 2015, restructuring charges recorded were insignificant. During the nine months ended September 26, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of certain equity-based awards of a full-time employee who was notified of his termination during the fourth quarter of fiscal 2014. The severance terms relating to the modification of his equity-based awards were finalized during the first quarter of fiscal 2015.

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

Impairment of Long-lived Assets

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Impairment of long-lived assets	$—	$86	$8	$829
% of revenues	—%	0.1%	—%	0.4%

We test long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amounts may not be recoverable. During the nine months ended September 26, 2015, long-lived asset impairment charges recorded were insignificant. During the nine months ended September 27, 2014, we recorded $0.8 million of impairments related to manufacturing assets we no longer utilized.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Interest income, net	$65	$75	$213	$233
% of revenue	0.1%	0.1%	0.1%	0.1%
Other income (expense), net	$982	$228	$2,584	$6
% of revenues	1.5%	0.3%	1.2%	—%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income for the three and nine months ended September 26, 2015 as compared with the same periods of the prior year was primarily the result of lower yields. Cash, cash equivalents, restricted cash and marketable securities were $184.3 million at September 26, 2015 compared to $154.8 million at September 27, 2014. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended September 26, 2015 and September 27, 2014 was 0.11% and 0.16%, respectively. The weighted-average yield on our cash, cash equivalents and marketable securities for the nine months ended September 26, 2015 and September 27, 2014 was 0.12% and 0.17%, respectively.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The increase in other income (expense), net during the three months ended September 26, 2015 was primarily due to approximately $1.0 million net gain recognized from the sale of intellectual property to MarTek - see Note 16 to the Condensed Consolidated

Financial Statements - Commitments and Contingencies, for further details. The increase in other income (expense), net was partially offset by approximately $0.3 million in foreign currency losses and various other gains and losses.
The increase in other income (expense), net for the nine months ended September 26, 2015 as compared with the same period of the prior year was primarily due to the $1.0 million net gain recognized from the sale of intellectual property to MarTek and approximately $1.5 million cash received as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013.
Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Provision for income taxes	$215	$101	$359	$358
Effective tax rate	(9.3)%	(57.4)%	(65.9)%	(2.1)%

We recorded an income tax provision of $0.2 million and $0.4 million for the three and nine months ended September 26, 2015 and $0.1 million and $0.4 million for the three and nine months ended September 27, 2014, respectively. Income tax provisions reflect the tax provision on our operations in the foreign and U.S jurisdictions offset by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $212.0 million at September 26, 2015 and $196.4 million at December 27, 2014. The increase in working capital in the nine months ended September 26, 2015 was primarily due to an increase in cash due to improved operating results and decreased current liabilities.

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
Our cash, cash equivalents and marketable securities totaled approximately $183.8 million at September 26, 2015, as compared to $163.8 million at December 27, 2014. The increase in our cash, cash equivalents and marketable securities balances was primarily due to improved operating results and lower use of cash to support working capital. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2015.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 46 days at September 26, 2015 compared with 59 days at December 27, 2014. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The decrease in DSO is primarily due to changes in customer mix as compared to the year ended December 27, 2014.

	Nine Months Ended
	September 26, 2015	September 27, 2014
	(In thousands)
Net cash provided by operating activities	$29,201	$5,415
Net cash provided by investing activities	2,847	22,996
Net cash (used in) provided by financing activities	$(3,578)	$2,542

Cash flows from operating activities: Net cash provided by operating activities for the nine months ended September 26, 2015 was primarily attributable to improved operating results from increased revenues and decreased costs, and lower working capital necessary to support the increased revenues. We had a net loss of $0.9 million and non-cash expenses of $30.6 million, including $17.9 million of depreciation and amortization, $8.5 million of stock-based compensation, $4.9 million of provision for excess and obsolete inventories and $0.5 million of restructuring activities, which was partially offset by a $1.0 million gain on the sale of long-lived assets and by $0.2 million of foreign currency transaction gains.

The net change in operating assets and liabilities for the nine months ended September 26, 2015 resulted in a net use of cash of $0.5 million, which was primarily comprised of $6.3 million of cash used for inventory build, $2.9 million of cash used in accrued liabilities due to payment of incentive compensation and a decrease of $2.1 million in deferred revenues due to recognition of previously deferred revenues for which the revenue recognition criteria have been met. The above use of cash was offset by cash generation of $8.3 million in accounts receivable from strong collections, $1.2 million in accounts payable driven by payments on vendor obligations, $0.8 million in income tax refunds and a decrease of $0.1 million in prepaid expenses and other current assets.

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

Cash flows from investing activities: Net cash provided by investing activities for the nine months ended September 26, 2015 was primarily related to $49.5 million of proceeds from maturities of marketable securities and $1.2 million of proceeds from the sale of long-lived assets offset by purchases of marketable securities totaling $41.3 million and cash used in the acquisition of property and equipment of $6.6 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses.

Net cash provided by investing activities for the nine months ended September 27, 2014 was primarily related to $58.3 million of proceeds from maturities of marketable securities and $0.8 million of proceeds from sales of property, plant and equipment offset by purchases of marketable securities totaling $31.7 million and cash used in the acquisition of property and equipment of $4.5 million.

Cash flows from financing activities: Net cash used in financing activities for the nine months ended September 26, 2015 included $7.0 million used for the repurchase and retirement of our common stock partially offset by $3.4 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and stock option exercises. Net cash provided by financing activities for the nine months ended September 27, 2014 included $2.8 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan.

Our cash, cash equivalents and marketable securities increased by $20.0 million in the nine months ended September 26, 2015. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raise cash through a stock issuance, or to obtain new financing facilities which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal quarters.
Contractual Obligations and Commitments

Our lease and purchase obligations have not materially changed as of September 26, 2015 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 26, 2015, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014. Our critical accounting policies have not changed during the nine months ended September 26, 2015.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition methods. This guidance will replace most existing revenue recognition guidance in United States generally accepted accounting principles when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2018 using one of the two prescribed transition methods. Early adoption of one year prior to the required effective date is permitted. We are in the process of evaluating the impact of this guidance on our ongoing results and operations as well as in the transition methods prescribed above.
In July 2015, the FASB issued ASU 2015-11, which requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market (market in this context is defined as one of three different measures). The ASU will not apply to inventories that are measured by using either the last-in, first-out ("LIFO") method or the retail inventory method ("RIM"). The ASU is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein. Early application of the ASU is permitted. Upon transition, entities must disclose the nature of and reason for the accounting change. We do not believe adoption of this standard will have a material impact on our consolidated financial statements.

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

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 26, 2015 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2014. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2014 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations. We may make acquisitions and investments, which could put a strain on our resources, cause ownership dilution to our stockholders and adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expires on April 15, 2016. The program may be modified or discontinued at any time. During the three months ended September 26, 2015, under this repurchase authorization, we repurchased and retired 472,800 shares of common stock for approximately $3.5 million. During the nine months ended September 26, 2015, under this repurchase authorization, we repurchased and retired 873,162 shares of common stock for approximately $7.0 million.

The following table summarizes our repurchases of outstanding common stock for the nine months ended September 26, 2015:

Period (Fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 16, 2015-April 25, 2015	—	$—	—	$25,000,000
April 26, 2015-May 23, 2015	215,500	8.53	215,500	$23,161,747
May 24, 2015-June 27, 2015	184,862	9.04	184,862	$21,491,213
June 28, 2015-July 25, 2015	300,000	$7.88	300,000	$19,128,287
July 26, 2015-August 22, 2015	150,000	6.58	150,000	$18,140,248
August 23, 2015-September 26, 2015	22,800	6.00	22,800	$18,003,461
	873,162	$8.01	873,162

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

FormFactor, Inc.

Date:	October 28, 2015	By:	/s/ Michael M. Ludwig

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