Form 10-Q
period 2016-03-26
FORMFACTOR INC
filed 2016-04-27
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

As of April 26, 2016, 58,912,756 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenues	$53,611	$70,829
Cost of revenues	43,819	48,040
Gross profit	9,792	22,789
Operating expenses:
Research and development	10,849	11,086
Selling, general and administrative	12,516	11,882
Restructuring charges, net	—	503
Total operating expenses	23,365	23,471
Operating loss	(13,573)	(682)
Interest income, net	117	85
Other income (expense), net	(314)	1,501
Income (loss) before income taxes	(13,770)	904
Provision for income taxes	30	121
Net income (loss)	$(13,800)	$783
Net income (loss) per share:
Basic	$(0.24)	$0.01
Diluted	$(0.24)	$0.01
Weighted-average number of shares used in per share calculations:
Basic	58,431	56,954
Diluted	58,431	58,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Net income (loss)	$(13,800)	$783
Other comprehensive income, net of tax:
Foreign currency translation adjustments	603	54
Unrealized gains on available-for-sale marketable securities	38	10
Other comprehensive income, net of tax	641	64
Comprehensive income (loss)	$(13,159)	$847

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 26, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$151,913	$146,264
Marketable securities	35,270	41,325
Accounts receivable, net	35,743	36,725
Inventories, net	30,993	27,223
Prepaid expenses and other current assets	4,417	6,481
Total current assets	258,336	258,018
Restricted cash	435	435
Property, plant and equipment, net	23,707	23,853
Goodwill	30,731	30,731
Intangibles, net	22,823	25,552
Deferred tax assets	3,339	3,281
Other assets	1,157	853
Total assets	$340,528	$342,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,611	$18,072
Accrued liabilities	17,477	21,507
Income taxes payable	153	110
Deferred revenue	3,406	3,892
Total current liabilities	49,647	43,581
Long-term income taxes payable	1,026	1,069
Deferred rent and other liabilities	3,644	3,392
Total liabilities	54,317	48,042
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at March 26, 2016 and December 26, 2015, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 58,912,756 and 58,088,969 shares issued and outstanding at March 26, 2016 and December 26, 2015, respectively	59	58
Additional paid-in capital	723,592	718,904
Accumulated other comprehensive loss	(1,581)	(2,222)
Accumulated deficit	(435,859)	(422,059)
Total stockholders’ equity	286,211	294,681
Total liabilities and stockholders’ equity	$340,528	$342,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income (loss)	$(13,800)	$783
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,239	5,884
Accretion of discount on investments	(16)	(1)
Stock-based compensation expense	2,734	2,909
Deferred income tax provision	—	6
Recovery of doubtful accounts receivable	(34)	(13)
Provision for excess and obsolete inventories	1,989	1,463
Non-cash restructuring	—	500
Foreign currency transaction gains	(1,393)	(192)
Changes in assets and liabilities:
Accounts receivable	1,260	4,172
Inventories	(5,750)	(485)
Prepaid expenses and other current assets	2,108	748
Refundable income taxes	—	782
Other assets	(286)	313
Accounts payable	8,824	(4,947)
Accrued liabilities	(3,597)	(4,286)
Income tax payable	(2)	21
Deferred rent and other liabilities	178	74
Deferred revenues	(486)	(342)
Net cash (used in) provided by operating activities	(3,032)	7,389
Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,111)	(1,443)
Proceeds from sale of subsidiary	9	30
Purchases of marketable securities	(6,591)	(14,252)
Proceeds from maturities of marketable securities	12,700	18,500
Net cash provided by investing activities	5,007	2,835
Cash flows from financing activities:
Proceeds from issuances of common stock	1,961	1,694
Net cash provided by financing activities	1,961	1,694
Effect of exchange rate changes on cash and cash equivalents	1,713	135
Net increase in cash and cash equivalents	5,649	12,053
Cash and cash equivalents, beginning of period	146,264	113,940
Cash and cash equivalents, end of period	$151,913	$125,993
Supplemental cash flow disclosures:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$1,166	$778
Income and property taxes paid (refunded), net	$22	$(945)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the three months ended March 26, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The balance sheet at December 26, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates, and may result in material effects on our consolidated operating results and financial position.

These financial statements and notes should be read with the consolidated financial statements and notes for the year ended December 26, 2015 included in our Annual Report on Form 10-K filed with the SEC on March 4, 2016.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2016 and 2015 each contain 53 weeks and 52 weeks, respectively and the three months ended March 26, 2016 and March 28, 2015 each contained 13 weeks, respectively. Fiscal 2016 will end on December 31, 2016.

Critical Accounting Policies. Our critical accounting policies have not changed during the three months ended March 26, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	March 26, 2016	March 28, 2015
Intel	34.3%	18.6%
Samsung	10.4	13.7
SK hynix	*	17.5
Micron	*	10.6
	44.7%	60.4%
* Less than 10% of revenues.

At March 26, 2016, one customer accounted for approximately 38% of gross accounts receivable. At December 26, 2015, one customer accounted for approximately 29% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the intensely competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and System-on-Chip, or SoC markets, which have been characterized by price erosion, rapid technological change, short product life cycles and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
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

Note 3 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of MicroProbe Inc. on October 16, 2012 was $30.7 million as of March 26, 2016 and remained unchanged from the amounts recorded as of December 26, 2015. The Company has not recorded any historical goodwill impairments as of March 26, 2016.

The changes in intangible assets during the three months ended March 26, 2016 and the net book value of intangible assets as of March 26, 2016 and December 26, 2015 were as follows (in thousands):

	Intangible Assets, Gross Amount		Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 26, 2015	March 26, 2016	December 26, 2015	Expense, net	March 26, 2016	December 26, 2015	March 26, 2016	March 26, 2016
Existing developed technologies	$52,200	$52,200	$39,581	$2,079	$41,660	$12,619	$10,540	2.3
Trade name	4,388	4,388	1,409	109	1,518	2,979	2,870	6.5
Customer relationships	17,000	17,000	7,046	541	7,587	9,954	9,413	4.5
Total intangible assets	$73,588	$73,588	$48,036	$2,729	$50,765	$25,552	$22,823

(1)	Excludes fully amortized intangible assets
For the three months ended March 26, 2016, amortization expense of $2.1 million and $0.6 million was included in cost of revenues and selling, general and administrative expenses, respectively. For the three months ended March 28, 2015, amortization expense of $2.5 million and $0.7 million was included in cost of revenues and selling, general and administrative expenses, respectively.
Based on the carrying values of the intangible assets recorded as of March 26, 2016 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016	$7,330
2017	4,943
2018	4,666
2019	3,052
2020	2,045
and thereafter	787
Total	$22,823

Note 4 — Restructuring Charges

Restructuring charges include costs related to employee termination benefits. During the three months ended March 26, 2016, we did not incur restructuring charges. During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of an equity-based award.

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

Assets measured at fair value on a recurring basis as of March 26, 2016 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$89,107	$—	$89,107
Marketable securities
U.S. Treasuries	—	11,182	11,182
Agency securities (Federal)	—	24,088	24,088
Total	$89,107	$35,270	$124,377

Assets measured at fair value on a recurring basis as of December 26, 2015 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,935	$—	$82,935
Marketable securities
U.S. Treasuries	—	18,853	18,853
Agency securities (Federal)	—	22,472	22,472
Total	$82,935	$41,325	$124,260

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three months ended March 26, 2016 and March 28, 2015.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired. Refer to Note 3 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a nonrecurring basis during the three months ended March 26, 2016 and March 28, 2015.

Note 6 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at March 26, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$11,198	$—	$(15)	$11,183
Agency securities (Federal)	24,089	—	(2)	24,087
	$35,287	$—	$(17)	$35,270

Marketable securities at December 26, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$18,896	$1	$(44)	$18,853
Agency securities (Federal)	22,484	—	(12)	22,472
	$41,380	$1	$(56)	$41,325

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of March 26, 2016 and December 26, 2015, respectively.

When evaluating the investments for other-than-temporary impairment, we review factors such as the length of time and extent to which fair value has been below the amortized cost basis, current market liquidity, interest rate risk, financial condition of the issuer, and credit rating downgrades. We believe that the unrealized losses are not other-than-temporary and anticipate recovering the full cost of the securities either as market conditions improve or as the securities mature.

Contractual maturities of marketable securities as of March 26, 2016 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$27,789	$27,787
Due after one year to five years	7,498	7,483
	$35,287	$35,270

There were no realized gains and losses on sales and maturities of marketable securities during the three months ended March 26, 2016 and March 28, 2015, respectively.

Note 7 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the three months ended March 26, 2016 and March 28, 2015, respectively, is as follows (in thousands):

	March 26, 2016	March 28, 2015
Balance at beginning of period	$284	$266
Reductions	(34)	(13)
Balance at end of period	$250	$253

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	March 26, 2016	December 26, 2015
Raw materials	$11,681	$12,996
Work-in-progress	15,343	12,492
Finished goods	3,969	1,735
	$30,993	$27,223

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the three months ended March 26, 2016 and March 28, 2015, respectively, is as follows (in thousands):

	March 26, 2016	March 28, 2015
Balance at beginning of period	$1,116	$1,592
Accruals	805	248
Settlements	(747)	(833)
Balance at the end of period	$1,174	$1,007

Note 10 — Long-lived Assets

Impairment of long-lived assets

During the three months ended March 26, 2016 and March 28, 2015, we did not record any impairments relating to our long-lived assets.

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	March 26, 2016	December 26, 2015
Machinery and equipment	$152,201	$150,983
Computer equipment and software	28,040	27,951
Furniture and fixtures	5,401	5,380
Leasehold improvements	68,111	67,121
Sub total	253,753	251,435
Less: accumulated depreciation and amortization	(235,042)	(232,005)
Net long-lived assets	18,711	19,430
Construction-in-progress	4,996	4,423
Total	$23,707	$23,853

During the three months ended March 28, 2015, we ceased using fully depreciated assets with an acquired cost of $0.4 million. The amount of fully depreciated assets we ceased using was insignificant during the three months ended March 26, 2016.

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

Note 11 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	March 26, 2016	December 26, 2015
Unrealized loss on marketable securities, net of tax of $428 at March 26, 2016 and December 26, 2015, respectively	$(445)	$(483)
Cumulative translation adjustments	(1,136)	(1,739)
Accumulated other comprehensive loss	$(1,581)	$(2,222)

Note 12 — Stockholders’ Equity

Common Stock Repurchase Program

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time-to-time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expired on April 15, 2016. During the three months ended March 26, 2016, we did not repurchase any shares under this program.

Restricted Stock Units

Restricted stock unit (RSU) activity under our equity incentive plan during the three months ended March 26, 2016 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 26, 2015	2,578,138	$7.63
Awards granted	—	—
Awards vested	(520,202)	7.13
Awards canceled	(81,000)	4.75
Restricted stock units at March 26, 2016	1,976,936	$7.88

The total fair value of RSUs vested during the three months ended March 26, 2016 and March 28, 2015 was $4.0 million and $7.5 million, respectively.

Stock Options

During the three months ended March 26, 2016, we did not grant any stock options.

Note 13 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of RSUs and stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Operations over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Stock-based compensation included in:
Cost of revenues	$633	$583
Research and development	796	845
Selling, general and administrative	1,305	1,481
Total stock-based compensation	2,734	2,909
Tax effect of stock-based compensation	—	—
Total stock-based compensation, net of tax	$2,734	$2,909

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

During the three months ended March 26, 2016 and March 28, 2015, we issued 303,585 and 302,705 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Three Months Ended
	March 26, 2016	March 28, 2015
ESPP:
Dividend yield	—%	—%
Expected volatility	48.7%	54.7%
Risk-free interest rate	0.26%	0.07%
Expected term (in years)	0.50	0.50

Unrecognized Compensation Costs

At March 26, 2016, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,240	2.87
Restricted stock units	8,575	1.97
Employee stock purchase plan	325	0.35
Total unrecognized stock-based compensation expense	$10,140

Note 14 — Net Income (Loss) per Share

Basic net income (loss) per share for the three months ended March 26, 2016 and March 28, 2015 was computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net loss per share for the three months ended March 26, 2016 was computed by dividing net loss by the weighted-average number of common shares outstanding for the period because the inclusion of any common stock equivalents would have been anti-dilutive. Diluted net income per share for the three months ended March 28, 2015 was computed by dividing net income by the diluted weighted-average number of shares outstanding during that period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Numerator:
Net income (loss) used in computing basic and diluted net loss per share	$(13,800)	$783
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	58,431	56,954
Add potentially dilutive securities	—	1,884
Weighted-average shares used in computing basic and diluted net income (loss) per share	58,431	58,838

The following securities were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended
	March 26, 2016	March 28, 2015
Options to purchase common stock	2,280	2,010
Restricted stock units	1,977	—
Total potentially dilutive securities	4,257	2,010

Note 15 — Income Taxes

We recorded an income tax provision of $30.0 thousand and $0.1 million for the three months ended March 26, 2016 and March 28, 2015, respectively. Income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions offset by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

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
Our lease and purchase obligations have not materially changed as of March 26, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.
Environmental Matters

We are subject to U.S. Federal, State, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the three months ended March 26, 2016, or in our fiscal 2015. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of March 26, 2016.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. For the three months ended March 26, 2016, we were named in a proceeding in connection with our pending acquisition of Cascade Microtech, Inc. (“Cascade Microtech”). We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

On March 8, 2016, an individual plaintiff filed a putative class action lawsuit on behalf of Cascade Microtech shareholders against Cascade Microtech, its directors, FormFactor and Cardinal Merger Subsidiary, Inc. (“Merger Sub”), in connection with Cascade Microtech, FormFactor and Merger Sub entering into the merger agreement. The lawsuit, captioned Lum v. Cascade Microtech, Inc., et al., No. 16CV07293, was filed in Washington County Circuit Court in the State of Oregon.

The lawsuit alleges that the individual members of Cascade Microtech’s board of directors breached their fiduciary duties owed to Cascade Microtech’s shareholders by approving the proposed merger for inadequate consideration; approving the merger to obtain unique benefits not shared equally with other Cascade Microtech shareholders; failing to take steps to maximize the value paid to Cascade Microtech shareholders; failing to take steps to ensure a fair process leading up to the proposed merger; and agreeing to preclusive deal protection devices in the merger agreement. The lawsuit also alleges claims against FormFactor and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties by the individual members of Cascade Microtech’s board of directors. The plaintiff seeks, among other things, injunctive relief prohibiting completion of the merger, rescission of the merger if it is completed, an accounting by defendants, plaintiff’s attorney’s fees and costs, and other relief.

On April 8, 2016, an additional putative class action lawsuit was filed by another individual plaintiff. This lawsuit, captioned Solak v. Cascade Microtech, Inc., et al., No. 16CV11809, was filed in Multnomah County Circuit Court in the State of Oregon. This lawsuit makes similar allegations, including that Cascade Microtech’s directors breached their fiduciary duties to Cascade Microtech shareholders by failing to perform a reasonable sale process designed to obtain the best possible price for Cascade Microtech’s shareholders, adopting unfair deal protections and failing to disclose all material information necessary to allow Cascade Microtech shareholders to cast a fully informed vote on the pending acquisition. The lawsuit additionally alleges that FormFactor and Merger Sub aided and abetted the Cascade Microtech directors in the breach of that fiduciary duty. The plaintiff seeks, among other things, injunctive relief prohibiting completion of the merger, plaintiff’s attorney’s fees and costs, reforming the Merger Agreement to remove deal protection provisions and other relief.

We believe that the claims asserted in each of these cases are without merit.

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

The following table provides information about our foreign currency forward contracts outstanding as of March 26, 2016 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	1,120,123	$9,895
Taiwan Dollar	Buy	(36,923)	(1,139)
Korean Won	Buy	(575,070)	(493)
Total USD notional amount of outstanding foreign exchange contracts			$8,263

The contracts were entered into on March 25, 2016 and matured on April 22, 2016. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. There was no change in the value of these contracts as of March 26, 2016. Additionally, no gains or losses relating to the outstanding derivative contracts were recorded in the three months ended March 26, 2016.

The location and amount of losses related to non-designated derivative instruments that matured in the three months ended March 26, 2016 and March 28, 2015 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	March 26, 2016	March 28, 2015
Foreign exchange forward contracts	Other income (expense), net	$(1,562)	$(162)

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

Note 19 — Acquisition of Cascade Microtech Inc.

On February 3, 2016, we entered into an Agreement and Plan of Merger under which we agreed to acquire Cascade Microtech Inc. ("Cascade Microtech") through the merger of a wholly owned subsidiary with and into Cascade Microtech. Subject to the terms of the merger agreement, at the effective time of the merger, each outstanding share of Cascade Microtech common stock will be cancelled and converted into the right to receive (a) $16.00 in cash, without interest, and (b) 0.6534 shares of FormFactor common stock. Cascade Microtech is an Oregon corporation that designs, develops, manufactures and markets advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices.

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

On March 21, 2016, we announced that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) for FormFactor’s proposed acquisition of Cascade Microtech expired. The HSR Act imposes waiting periods on certain transactions to allow for antitrust review before those transactions can close. The expiration of the waiting period under the HSR Act satisfies one of the conditions to the closing of the proposed acquisition, which remains subject to other customary closing conditions, including receipt of the approval of Cascade Microtech shareholders. We expect to close the transaction in mid-2016.

To finance a portion of the consideration for the proposed merger, we entered into a commitment letter with certain lenders to provide a senior secured term loan facility in an aggregate amount of $150 million. There is no financing condition to our obligations under the merger agreement. The funding of the term loan facility is subject to certain conditions, including the execution of definitive financing documentation, the consummation of the merger in accordance with the merger agreement, the absence of a Company Material Adverse Effect (as defined in the merger agreement), a minimum liquidity condition and other customary closing conditions.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015 and elsewhere in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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
We generated a net loss of $13.8 million in the first three months of fiscal 2016 as compared to net income of $0.8 million in the first three months of fiscal 2015. The decline is primarily attributable to decreased revenues arising from a slower than planned capacity ramp required to meet increased demand for our SoC probe cards by a key customer and push-outs of our DRAM probe card deliveries by certain customers from the first quarter of fiscal 2016 to the second quarter of fiscal 2016.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $187.6 million as of March 26, 2016, as compared to approximately $188.0 million at December 26, 2015. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and/or marketable securities could decline in future fiscal years.

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

Revenues.  We derive substantially all of our revenues from product sales of probe cards. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, capacity ramps, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers' products are sold and market conditions in the semiconductor industry. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products, the penetration of new markets and through acquisition.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 26, 2016	March 28, 2015
Revenues	100.0%	100.0%
Cost of revenues	81.7	67.8
Gross profit	18.3	32.2
Operating expenses:
Research and development	20.3	15.6
Selling, general and administrative	23.3	16.8
Restructuring charges, net	—	0.7
Total operating expenses	43.6	33.1
Operating loss	(25.3)	(0.9)
Interest income, net	0.2	0.1
Other income (expense), net	(0.6)	2.1
Income (loss) before income taxes	(25.7)	1.3
Provision for income taxes	—	0.2
Net income (loss)	(25.7)%	1.1%

Three Months Ended March 26, 2016 and March 28, 2015:

Revenues

Revenues by Market

	Three Months Ended
	March 26, 2016	March 28, 2015	% Change
	(In thousands, except percentages)
SoC	$36,135	$33,409	8.2%
DRAM	16,289	34,574	(52.9)
Flash	1,187	2,846	(58.3)
Total revenues	$53,611	$70,829	(24.3)%

Revenues for the three months ended March 26, 2016 decreased 24%, or approximately $17.2 million, as compared to the corresponding period in the prior year. For the three months ended March 26, 2016, our revenue increased 8% in our SoC products, decreased 53% in our DRAM products and decreased 58% in our Flash memory products, as compared to the corresponding period in the prior year.

The increase in SoC revenue for three months ended March 26, 2016 was primarily due to increased demand of our probe cards used to test server processors, personal computer processors, and automotive market related integrated circuits. These SoC revenue increases were offset slightly by reduced demand for probe cards used to test mobile processors. The decrease in our DRAM revenues for the three months ended March 26, 2016 was due to lower probe card demand driven by a slowing DRAM market, as compared to the same quarter last year, and push-outs of DRAM probe card orders, by certain customers, from the first quarter of 2016 into the second quarter of fiscal 2016. The decrease in Flash memory revenue for the three months ended March 26, 2016 was primarily due to reduced demand for our TouchMatrix product used to test NAND Flash devices.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	March 26, 2016	% of Revenue	March 28, 2015	% of Revenue
	(In thousands, except percentages)
North America	$17,555	32.7%	$18,527	26.2%
Taiwan	12,660	23.6	16,142	22.8
South Korea	8,868	16.5	16,859	23.8
Europe	7,813	14.6	5,533	7.8
Asia-Pacific (1)	3,595	6.7	8,393	11.8
Japan	3,120	5.8	5,375	7.6
Total revenues	$53,611	100.0%	$70,829	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the customer product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in Asia-Pacific, this sale will be reflected in the revenue for Asia-Pacific rather than North America.

The change in revenues from our geographical regions for the three months ended March 26, 2016, when compared to the three months ended March 28, 2015, were primarily driven by:

•North America revenues decreased primarily due to reduced DRAM market demand;

•Taiwan revenues decreased primarily due to reduced DRAM demand at Fabless memory customers;

•South Korea revenues decreased primarily due to a combination of reduced DRAM market demand, push-outs of DRAM probe card orders from the first quarter of fiscal 2016 to the second quarter of fiscal 2016 and reduced demand for our TouchMatrix product used to test NAND Flash devices;

•Europe revenues increased primarily due to a shift of SoC product shipments for personal computer processors to customers’ test facilities in Europe as opposed to in North America;

•Asia-Pacific revenues decreased primarily due to reduced sales of our SmartMatrix products for DRAM; and

•Japan revenues decreased primarily due to lower mobile DRAM demand served by our SmartMatrix product.

Gross Profit

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Gross profit	$9,792	$22,789
% of revenues	18.3%	32.2%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 26, 2016, the amount of gross profit decreased compared to the three months ended March 28, 2015 primarily due to decreased sales for our products resulting in lower factory utilization. In addition, we made investments in additional production capacity in our San Jose factory in preparation for a sales increase of our SoC probe cards. We also incurred late delivery fees on probe cards that missed our customer's required delivery date.

Our inventory reserve charges increased by $0.5 million for the three months ended March 26, 2016 when compared to the corresponding period in the prior year. For the three months ended March 26, 2016, the value of previously reserved materials that were used in manufacturing and shipped was $0.2 million.

Gross profit included stock-based compensation expense of $0.6 million for each of the three months ended March 26, 2016 and March 28, 2015.

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

Research and Development

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Research and development	$10,849	$11,086
% of revenues	20.3%	15.6%

Research and development expenses for the three months ended March 26, 2016 decreased by $0.2 million compared to the three months ended March 28, 2015 and was primarily due to a decrease of $0.5 million in incentive compensation and $0.2 million in overall general operating expenses partially offset by an increase of $0.2 million in personnel-related costs and $0.3 million in project and material costs.

Stock-based compensation expense included in research and development expenses was $0.8 million for each of the three months ended March 26, 2016 and March 28, 2015.

Selling, General and Administrative

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Selling, general and administrative	$12,516	$11,882
% of revenues	23.3%	16.8%

Selling, general and administrative expenses for the three months ended March 26, 2016 increased by $0.6 million compared to the three months ended March 28, 2015 and was primarily due to an increase of $2.1 million in consulting and acquisition costs related to our pending acquisition of Cascade Microtech Inc. (Refer to Note 19 to the Condensed Consolidated Financial Statements-Acquisition of Cascade Microtech Inc., for further details) and which was partially offset by a decrease of $0.7 million in personnel-related costs, $0.5 million in incentive compensation, $0.2 million in stock compensation expense and $0.1 million in general operating expenses.

Stock-based compensation expense included within selling, general and administrative expenses was $1.3 million and $1.5 million for the three months ended March 26, 2016 and March 28, 2015, respectively.

Restructuring Charges, net

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Restructuring charges, net	$—	$503
% of revenues	—%	0.7%

For the three months ended March 26, 2016, we did not incur restructuring charges. During the three months ended March 28, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of an equity-based award.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Interest income, net	$117	$85
% of revenue	0.2%	0.1%
Other income (expense), net	$(314)	$1,501
% of revenues	(0.6)%	2.1%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The increase in interest income for the three months ended March 26, 2016 as compared with the three months ended March 28, 2015 was primarily the result of higher cash balances and higher yields. Cash, cash equivalents, restricted cash and marketable securities were $187.6 million at March 26, 2016 compared to $172.1 million at March 28, 2015. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended March 26, 2016 and March 28, 2015 was 0.27% and 0.13%, respectively.

Other income (expense), net is composed primarily of foreign currency impact and various other gains and losses. The decrease in other income (expense), net was primarily due to approximately $1.5 million cash received during three months ended March 28, 2015 (none received during three months ended March 26, 2016) as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013, and an increase of approximately $0.3 million in foreign currency losses during the three months ended March 26, 2016, as compared to the three months ended March 28, 2015.
Provision for Income Taxes

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Provision for income taxes	$30	$121
Effective tax rate	0.2%	13.4%

We recorded an income tax provision of $30.0 thousand and $0.1 million for the three months ended March 26, 2016 and March 28, 2015, respectively. Income tax provisions reflect the tax provision on our non-U.S. operations in foreign jurisdictions offset by tax benefit from lapsing of statute of limitations in foreign jurisdictions. We continue to maintain a valuation allowance for our U.S. Federal and State deferred tax assets.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $208.7 million at March 26, 2016 and $214.4 million at December 26, 2015. The decrease in working capital in the three months ended March 26, 2016 was primarily due to an increase in current liabilities.

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
Our cash, cash equivalents and marketable securities totaled approximately $187.2 million at March 26, 2016, as compared to $187.6 million at December 26, 2015. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2016.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 60 days at March 26, 2016 compared with 45 days at December 26, 2015. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to changes in customer mix as compared to the year ended December 26, 2015.

	Three Months Ended
	March 26, 2016	March 28, 2015
	(In thousands)
Net cash (used in) provided by operating activities	$(3,032)	$7,389
Net cash provided by investing activities	5,007	2,835
Net cash provided by financing activities	$1,961	$1,694

Cash flows from operating activities: Net cash used in operating activities for the three months ended March 26, 2016 was primarily attributable to decreased revenues and a reduction in working capital necessary to support our operations. We had a net loss of $13.8 million and non-cash expenses of $8.5 million, including $5.2 million of depreciation and amortization, $2.7 million of stock-based compensation and $2.0 million of provision for excess and obsolete inventories which was partially offset by $1.4 million of non-cash foreign currency transaction gains.

The net change in operating assets and liabilities for the three months ended March 26, 2016 resulted in net cash provided by operations of $2.2 million, which was primarily composed of cash generated of $8.8 million in accounts payable driven by payments on vendor obligations, a decrease of $2.1 million in prepaid expenses and other current assets and $1.3 million of cash generated in accounts receivable from collections. The above generation of cash was partially offset by use of cash of $5.8 million for inventory build, $3.6 million of cash used in accrued liabilities due to payment of incentive compensation and a decrease of $0.5 million in deferred revenues due to recognition of previously deferred revenues for which the revenue recognition criteria have been met.

The net change in operating assets and liabilities for the three months ended March 28, 2015 resulted from a net use of cash of $4.0 million, which was primarily composed of cash used of $4.3 million in accrued liabilities due to incentive compensation, $4.9 million in accounts payable driven by payments on vendor obligations and $0.5 million of cash used for inventory build. The above use of cash was offset by cash generation of $4.2 million in accounts receivable from strong collections, $0.8 million in income tax refund and $0.7 million of prepaid expenses and other current assets.

Cash flows from investing activities: Net cash provided by investing activities for the three months ended March 26, 2016 was primarily related to $12.7 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $6.6 million and cash used in the acquisition of property and equipment of $1.1 million. We carefully monitor our investments to minimize risks and have not experienced other than temporary investment losses.

Net cash provided by investing activities for the three months ended March 28, 2015 was primarily related to $18.5 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $14.3 million and cash used in the acquisition of property and equipment of $1.4 million.

Cash flows from financing activities: Net cash provided by financing activities for the three months ended March 26, 2016 primarily related to $2.0 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan. Net cash provided by financing activities for the three months ended March 28, 2015 included $1.7 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and stock option exercises.

Our cash, cash equivalents and marketable securities decreased by $(0.4) million in the three months ended March 26, 2016. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raise cash through a stock issuance, or to obtain new financing facilities which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal quarters.
Contractual Obligations and Commitments

Our contractual obligations and commitments have not materially changed as of March 26, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015. Refer to Note 19 to the Condensed Consolidated Financial Statements-Acquisition of Cascade Microtech Inc., for further details on our obligations under our agreement to acquire Cascade Microtech, which was entered into on February 3, 2016.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 26, 2016, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015. Our critical accounting policies have not changed during the three months ended March 26, 2016.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation - Stock Compensation". The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements and is effective for us beginning in our fiscal 2017 though early adoption is permitted. We are evaluating the effects of the adoption of this ASU on our financial statements.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition methods. This guidance will replace most existing revenue recognition guidance in United States generally accepted accounting principles when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2018 using one of the two prescribed transition methods. Early adoption of one year prior to the required effective date is permitted. We are in the process of evaluating the impact of this guidance on our ongoing results and operations as well as in the transition methods prescribed above.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 26, 2015. Our exposure to market risk has not changed materially since December 26, 2015.

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

Item 1A. Risk Factors

There have been no material changes during the three months ended March 26, 2016 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2015. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 26, 2015 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger, dated February 3, 2016, by and among Cascade Microtech, Inc., FormFactor, Inc., and Cardinal Merger Subsidiary, Inc.	8-K	2/9/2016	2.1

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

FormFactor, Inc.

Date:	April 27, 2016	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

2.01	Agreement and Plan of Merger, dated February 3, 2016, by and among Cascade Microtech, Inc., FormFactor, Inc., and Cardinal Merger Subsidiary, Inc.	8-K	2/9/2016	2.1

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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