Form 10-Q
period 2016-06-25
FORMFACTOR INC
filed 2016-08-04
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

As of August 2, 2016, 70,565,320 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues	$83,083	$73,885	$136,694	$144,714
Cost of revenues	57,656	50,582	101,475	98,621
Gross profit	25,427	23,303	35,219	46,093
Operating expenses:
Research and development	11,133	11,217	21,982	22,302
Selling, general and administrative	14,030	11,381	26,546	23,265
Restructuring charges, net	6,910	—	6,910	503
Impairment of long-lived assets	—	8	—	8
Total operating expenses	32,073	22,606	55,438	46,078
Operating income (loss)	(6,646)	697	(20,219)	15
Interest income, net	88	65	205	149
Other income (expense), net	(302)	100	(616)	1,602
Income (loss) before income taxes	(6,860)	862	(20,630)	1,766
Provision (benefit) for income taxes	(43,744)	24	(43,714)	145
Net income	$36,884	$838	$23,084	$1,621
Net income per share:
Basic	$0.62	$0.01	$0.39	$0.03
Diluted	$0.61	$0.01	$0.39	$0.03
Weighted-average number of shares used in per share calculations:
Basic	59,572	58,109	59,001	57,532
Diluted	59,988	59,094	59,639	58,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$36,884	$838	$23,084	$1,621
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	916	(302)	1,519	(248)
Unrealized gains on available-for-sale marketable securities	3	1	41	11
Other comprehensive income (loss), net of tax	919	(301)	1,560	(237)
Comprehensive income	$37,803	$537	$24,644	$1,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	June 25, 2016	December 26, 2015
ASSETS
Current assets:
Cash and cash equivalents	$100,225	$146,264
Marketable securities	18,108	41,325
Accounts receivable, net	86,137	36,725
Inventories, net	68,357	27,223
Refundable income taxes	1,517	—
Prepaid expenses and other current assets	10,094	6,481
Total current assets	284,438	258,018
Restricted cash	438	435
Property, plant and equipment, net	43,791	23,853
Goodwill	188,517	30,731
Intangibles, net	172,146	25,552
Deferred tax assets	3,926	3,281
Other assets	2,000	853
Total assets	$695,256	$342,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,063	$18,072
Accrued liabilities	51,088	21,507
Current portion of term loan	7,077	—
Income taxes payable	1,662	110
Deferred revenue	4,868	3,892
Total current liabilities	118,758	43,581
Long-term income taxes payable	1,240	1,069
Term loan, less current portion	141,417	—
Deferred tax liabilities	5,662	—
Deferred rent and other liabilities	4,595	3,392
Total liabilities	271,672	48,042
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at June 25, 2016 and December 26, 2015, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 70,259,092 and 58,088,969 shares issued and outstanding at June 25, 2016 and December 26, 2015, respectively	70	58
Additional paid-in capital	823,152	718,904
Accumulated other comprehensive loss	(663)	(2,222)
Accumulated deficit	(398,975)	(422,059)
Total stockholders’ equity	423,584	294,681
Total liabilities and stockholders’ equity	$695,256	$342,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$23,084	$1,621
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,410	11,908
Accretion of discount on investments	(28)	—
Stock-based compensation expense	4,275	5,415
Deferred income tax (benefit) provision	(43,863)	7
Recovery of doubtful accounts receivable	(34)	(11)
Provision for excess and obsolete inventories	2,800	2,964
Gain on sale of long-lived assets	(32)	—
Impairment of long-lived assets	—	8
Non-cash restructuring	964	500
Foreign currency transaction (gains) losses	(1,753)	681
Changes in assets and liabilities:
Accounts receivable	(21,657)	1,077
Inventories	(7,978)	(1,663)
Prepaid expenses and other current assets	1,226	(817)
Refundable income taxes	—	782
Other assets	(286)	259
Accounts payable	21,177	1,051
Accrued liabilities	8,593	(1,640)
Income tax payable	(1)	(81)
Deferred rent and other liabilities	115	148
Deferred revenues	(602)	(539)
Net cash (used in) provided by operating activities	(3,590)	21,670
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,633)	(4,245)
Acquisition of Cascade Microtech, net of cash acquired	(215,216)	—
Proceeds from sale of subsidiary	19	35
Proceeds from sale of property, plant and equipment	53	—
Purchases of marketable securities	(10,587)	(23,761)
Proceeds from maturities of marketable securities	33,900	32,000
Change in restricted cash	(3)	—
Net cash (used in) provided by investing activities	(195,467)	4,029
Cash flows from financing activities:
Proceeds from issuances of common stock	1,961	1,803
Purchase and retirement of common stock	—	(3,508)
Proceeds from term loan debt	150,000	—
Payments of term loan debt issuance costs	(1,506)	—
Net cash provided by (used in) financing activities	150,455	(1,705)
Effect of exchange rate changes on cash and cash equivalents	2,563	(846)
Net (decrease) increase in cash and cash equivalents	(46,039)	23,148
Cash and cash equivalents, beginning of period	146,264	113,940
Cash and cash equivalents, end of period	$100,225	$137,088

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Non-cash investing and financing activities:
Fair value of stock issued in connection with the acquisition of Cascade Microtech	$93,216	$—
Fair value of stock options and restricted stock-based awards assumed in connection with acquisition of Cascade Microtech	$7,776	$—
Fair value of vested stock options and restricted stock-based awards paid in cash in the third quarter of fiscal 2016 in connection with acquisition of Cascade Microtech	$12,815	$—
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$1,292	$42

Supplemental disclosure of cash flow information:
Income and property taxes paid (refunded), net	$217	$(819)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The accompanying unaudited condensed consolidated interim financial statements of FormFactor, Inc. and our subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Our interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary to fairly present our financial position, results of operations and cash flows have been included. Operating results for the six months ended June 25, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other period. The balance sheet at December 26, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include our accounts as well as those of our wholly-owned subsidiaries after elimination of all inter-company balances and transactions.

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

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2016 and 2015 each contain 53 weeks and 52 weeks, respectively and the six months ended June 25, 2016 and June 27, 2015 each contained 26 weeks. Fiscal 2016 will end on December 31, 2016.

Business Acquisition. On June 24, 2016, we completed the acquisition of Cascade Microtech Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon. Our consolidated financial statement as of June 25, 2016 included the condensed consolidated balance sheet of Cascade Microtech as of June 24, 2016 whereas our condensed consolidated statements of income for the three and six months ended June 25, 2016 excluded the financial results of Cascade Microtech for the second quarter of fiscal 2016 as the one-day stub period between the acquisition of Cascade Microtech and the end of our second quarter of fiscal 2016 was deemed immaterial. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

Critical Accounting Policies. Our critical accounting policies have not changed during the six months ended June 25, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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
We market and sell our products to a narrow base of customers and generally do not require collateral. The following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Intel	44.1%	17.1%	40.2%	17.8%
SK hynix	15.2	13.0	10.7	15.2
Samsung	*	13.1	*	13.4
Micron	*	17.8	*	14.3
	59.3%	61.0%	50.9%	60.7%
* Less than 10% of revenues.
At June 25, 2016, one customer accounted for approximately 36% of gross accounts receivable. At December 26, 2015, one customer accounted for approximately 29% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends. We operate in the competitive semiconductor industry, including the Dynamic Random Access Memory, or DRAM, Flash memory, and Foundry & Logic (formerly known as System-on-Chip, or SoC) markets, which have been characterized by price erosion, rapid technological change, short product life cycles and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results.
Certain components for our products that meet our requirements are available only from a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify our reliance on such suppliers. The inability to obtain components as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Note 3 — Acquisition

On June 24, 2016, we acquired Cascade Microtech pursuant to the Agreement and Plan of Merger dated as of February 3, 2016 (the “Merger Agreement”) by and among us, Cascade Microtech and Cardinal Merger Subsidiary, Inc., an Oregon corporation and our wholly owned subsidiary. Cascade Microtech is an Oregon corporation that designs, develops, manufactures and markets advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices. Design, development and manufacturing operations are located in Oregon, United States and Munich and Dresden, Germany, and sales, service and support operations in North America, Germany, Japan, Taiwan, China and Singapore. The acquisition of Cascade Microtech transforms our business into a broader test and measurement market leader with significant scale and increased diversification and demand for the combined company’s products and technologies.

In accordance with the terms of the Merger Agreement, each outstanding share of Cascade Microtech common stock was canceled and converted into the right to receive $16.00 in cash, without interest, and 0.6534 of a share of FormFactor common stock. At the effective time of the merger (the “Effective Time”), each in-the-money Cascade Microtech stock option which was outstanding and vested prior to the Effective Time (or that vested as a result of the consummation of the merger) was canceled and converted into the right to receive an amount in cash equal to the excess, if any, of $21.47 over the applicable per share exercise price of such option. Each out-of-the-money option to purchase shares of Cascade Microtech common stock was canceled without any cash payment. Also at the Effective Time, each Cascade Microtech restricted stock unit which was outstanding and vested immediately prior to the Effective Time (or that vested as a result of the consummation of the Merger) was canceled and converted into the right to receive an amount of cash (without interest) equal to $21.47 per share underlying such restricted stock unit.

Additionally, all of the equity awards originally granted by Cascade Microtech which were outstanding and unvested immediately prior to the consummation of the merger (and that did not vest as a result of the consummation of the merger) were assumed by us on substantially the same terms at the Effective Time, except that the number of shares of our common stock that underlie the assumed award and the exercise price of any assumed option were determined pursuant to a formula intended to preserve the intrinsic value of the original award, resulting in the assumption of stock options exercisable for an aggregate of 152,276 shares of our common stock and restricted stock units representing 777,444 shares of our common stock as of the acquisition date. The fair value of the stock options assumed was determined using a Black-Scholes valuation model with market-based assumptions. The fair value of the restricted stock units assumed was $8.92 per unit, based on the FormFactor closing stock price on June 24, 2016. The fair value of unvested equity awards relating to future services, and not yet earned, will be recorded as operating expense over the remaining service periods. Option pricing models require the use of highly subjective market assumptions, including expected stock price volatility, which if changed can materially affect fair value estimates. See Note 14 to the Condensed Consolidated Financial Statements - Stockholder’s Equity, for further details.

The acquisition was accounted for using the acquisition method of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic No. 805, Business Combinations, with FormFactor treated as the acquirer. The acquired assets and liabilities of Cascade Microtech were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. As a result of the acquisition, Cascade Microtech shares ceased to trade on the NASDAQ Global Market effective June 24, 2016.

The total acquisition consideration of $325.1 million, net of cash acquired of $40.7 million was determined based on the terms of the Merger Agreement which consisted of the a) payment of $255.9 million in cash to former shareholders of Cascade Microtech, b) issuance of 10,450,189 shares of FormFactor's common stock to former shareholders of Cascade Microtech which was valued at the closing market price of $8.92 per share on June 24, 2016 and amounted to $93.2 million in the aggregate, c) payment of $12.8 million at the commencement of the third quarter of fiscal 2016, in cash, to Cascade Microtech outstanding and vested equity award holders, and d) $3.9 million attributable to the fair value of the assumed unvested equity awards for services performed by Cascade Microtech employees for the period leading up to the effective date of the acquisition.

During the three and six months ended June 25, 2016, we incurred approximately $2.1 million and $3.8 million, respectively, in transaction costs related to the acquisition, which primarily consisted of investment banking, legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

Our consolidated financial statement as of June 25, 2016 included the condensed consolidated balance sheet of Cascade Microtech as of June 24, 2016 whereas our condensed consolidated statements of income for the three and six months ended June 25, 2016 excluded the financial results of Cascade Microtech for the second quarter of fiscal 2016 as the one-day stub period between the acquisition of Cascade Microtech and the end of our second quarter of fiscal 2016 was deemed immaterial.
To finance a portion of the acquisition consideration, we entered into a credit agreement with certain lenders to provide a senior secured term loan facility in an aggregate amount of $150 million. See Note 5 to the Condensed Consolidated Financial Statements - Debt, for further details.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. Asset categories acquired included working capital, long-term assets and liabilities and identifiable intangible assets, including in-process research and development ("IPR&D"). The allocation of the acquisition price has been prepared on a preliminary basis and changes to that allocation may occur as additional information becomes available. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill, recognized deferred tax assets and liabilities including changes to release of valuation allowance during the measurement period (up to one year from the acquisition date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed.

The table below summarizes the assets acquired and liabilities assumed as follows (in thousands):

Amount
Cash and cash equivalents	$40,681
Accounts receivable	27,112
Inventory	35,915
Prepaid expenses and other current assets	6,249
Property, plant and equipment	19,875
Other long-term assets	818
Deferred revenue	(1,829)
Accounts payable and accrued liabilities	(22,901)
Deferred tax liabilities	(43,344)
Other long-term liabilities	(6,623)
Total tangible assets acquired and liabilities assumed	55,953
Intangible assets	152,053
Goodwill	157,786
Total acquisition price	$365,792

The intangible assets as of the closing date of the acquisition included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$91,100	5.3
Customer relationships	23,153	7.0
Order backlog	17,800	0.7
Trade names	7,600	3.7
In-process research and development	12,400
Total intangible assets	$152,053

Indications of fair value of the intangible assets acquired in connection with the acquisition were determined using either the income, market or replacement cost methodologies. The intangible assets are being amortized over periods which reflect the pattern in which economic benefits of the assets are expected to be realized. Order backlog is expected to be fully amortized by the second quarter of fiscal 2017.

Identifiable intangible assets

Developed technology acquired primarily consist of Cascade Microtech’s existing technologies related to manufacturing wafer testing stations (150mm, 200mm, 300 mm), thermal chuck systems used in wafer testing stations for testing wafers at specific temperatures, engineering and production probes used in testing wafers as well as reliability test systems. A Multi-Period Excess Earnings (MPEE) Method was used to value the developed technologies. Along with the cash flow forecast associated with each developed technology, other key assumptions in MPEE method are remaining life of technology, technology migration pattern (or technology decay curve), level of R&D required to maintain the technology, discount rate and applicable tax rate. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return that resulted in a value of $91.1 million and will be amortized over their useful lives.

Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The fair value of the customer relationships is determined based on the With and Without Method and resulted in a value of $23.2 million which will be amortized over their useful lives. The With and Without Method is appropriate for valuing non-primary customer-related assets for which reasonable estimates can be made for both the time and resources required to recreate those assets, as well as the economic impact over the period of time in which the assets are recreated. The Without scenario incorporates lost revenue and lost profits over the period necessary to retain the asset. Key assumptions in this valuation are attrition rate, time to recreate customer relationships, composition of costs into fixed versus variable costs, tax rates and discount rates.

Trade names and trademarks are considered a type of guarantee of a certain level of quality or performance represented by the brands owned including the Cascade Microtech brand. Trade names and trademarks were valued using the “relief-from-royalty income” approach. This method is based on the assumption that in lieu of ownership, a market participant would be willing to pay a royalty in order to exploit the related benefits of this asset. Key assumptions involved in valuation of trade names include royalty rate, expected utilization of the trade names, tax rates and discount rates. The value of the trade names acquired was determined to be $7.6 million and will be amortized over their useful lives.

IPR&D represents the estimated fair values of incomplete Cascade Microtech research and development projects that had not reached commercialization stage and meet the criteria for recognition as IPR&D as described in the American Institute of Certified Public Accountants IPR&D guide as of the date of the acquisition. In the future, the fair value of each project at the acquisition date will be either amortized or impaired depending on whether the projects are completed or abandoned. The fair value of IPR&D was determined using the MPEE method. For IPR&D, costs to complete the project and expected commercialization timeline are considered as key assumptions. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. The value of the IPR&D was determined to be $12.4 million and the amortization will commence upon completion of the IPR&D projects.

Goodwill

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the amount of goodwill resulting from the acquisition. We believe the factors that contributed to goodwill include synergies that are specific to our consolidated business such as cost savings and operational efficiencies and the acquisition of a talented workforce that expands our expertise in business development and commercializing semiconductor test products, none of which qualify for recognition as a separate intangible asset. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the acquisition has been recorded as a non-current asset and is not amortized, but is subject to an annual review for impairment.

The goodwill arising from the acquisition was preliminarily allocated to our reporting units based on the relative fair values of the expected incremental cash flows that the acquisition is expected to provide to each reporting unit within our reportable segments. The allocation of goodwill, which was prepared on a preliminary basis, may be subject to changes as additional information becomes available as the allocation was based on estimates and assumptions made by management at the time of acquisition. Goodwill is not expected to be deductible for tax purposes.

Operating and reporting segments, and reporting units

Upon acquisition of Cascade Microtech, we re-evaluated our operating and reportable segments as well as our reporting units for goodwill impairment consideration in accordance with Financial Accounting Standards Board's Accounting Standards Codification ("ASC") Topics Nos. 280, Segment Reporting and 350, Intangibles-Goodwill and Other. See Note 20 to the Condensed Consolidated Financial Statements - Operating Segments, for further details.

Pro forma consolidated results of operations

The following unaudited pro forma results of operations for the three and six months ended June 25, 2016 and June 27, 2015 presents the combined results of operations of FormFactor and Cascade Microtech as if the acquisition had been completed at the beginning of fiscal 2015. The pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment, adjustments to stock-based compensation expense, interest expense for the incremental indebtedness incurred, and interest income for the cash paid in connection with the transaction. The pro forma results for the six months ended June 27, 2015 includes non-recurring adjustments related to deferred tax asset valuation allowance release of $43.9 million which increases pro-forma net income, and acquisition-related transaction costs of $13.8 million and restructuring charges of $6.9 million which decreases pro-forma net income.

The pro forma results also include utilization of the net increase in the cost basis of acquired inventory and acquisition related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 and

2016 or of the results of future operations of the combined business. Consequently, actual results may differ from the unaudited pro forma information presented below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues	$120,112	$109,929	$208,526	$212,500
Net Income (loss)	3,596	(20,868)	(10,112)	14,386
Net Income (loss) per share - basic	$0.05	$(0.30)	$(0.15)	$0.21
Net Income (loss) per share - Diluted	$0.05	$(0.30)	$(0.14)	$0.21

Note 4 — Goodwill and Intangible Assets

Goodwill recorded from the acquisition of Cascade Microtech on June 24, 2016 was $157.8 million as of June 25, 2016. The Company determined the total consideration paid for its acquisition of Cascade Microtech as well as the fair value of the assets acquired and liabilities assumed as of the acquisition date. The fair values assigned to assets acquired and liabilities assumed are based on management’s best estimates and assumptions as of the reporting date and are considered preliminary pending finalization of valuation analyses pertaining to intangible assets acquired, liabilities assumed and tax liabilities assumed including calculation of deferred tax assets and liabilities. Changes to amounts recorded as assets or liabilities may result in corresponding adjustments to goodwill, recognized deferred tax assets and liabilities including changes to release of valuation allowance during the measurement period (up to one year from the acquisition date). Any such revisions or changes may be material as we finalize the fair values of the tangible and intangible assets acquired and liabilities assumed. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

Goodwill recorded from the acquisition of MicroProbe Inc. on October 16, 2012 was $30.7 million as of June 25, 2016 and remained unchanged from the amounts recorded as of December 26, 2015.

The Company has not recorded any historical goodwill impairments as of June 25, 2016.

The changes in intangible assets during the six months ended June 25, 2016 and the net book value of intangible assets as of June 25, 2016 and December 26, 2015 were as follows (in thousands):

	Intangible Assets, Gross Amount			Accumulated Amortization			Intangible Assets, Net		Weighted Average Useful Life
Other Intangible Assets (1)	December 26, 2015	Additions/Disposals	June 25, 2016	December 26, 2015	Expense, net	June 25, 2016	December 26, 2015	June 25, 2016	June 25, 2016
Existing developed technologies	$52,200	$91,100	$143,300	$39,581	$4,158	$43,739	$12,619	$99,561	5.1
Trade name	4,388	7,600	11,988	1,409	219	1,628	2,979	10,360	4.4
Customer relationships	17,000	23,153	40,153	7,046	1,082	8,128	9,954	32,025	6.3
Backlog	—	17,800	17,800	—	—	—	—	17,800	0.7
Total finite-lived intangible assets	73,588	139,653	213,241	48,036	5,459	53,495	25,552	159,746
In-process research and development	—	12,400	12,400	—	—	—	—	12,400
Total intangible assets	$73,588	$152,053	$225,641	$48,036	$5,459	$53,495	$25,552	$172,146

(1)	Excludes fully amortized intangible assets

Intangible asset additions during the six months ended June 25, 2016 related to Cascade Microtech acquisition-see Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

The IPR&D intangible assets are classified as indefinite lived assets that are not currently subject to amortization but are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The IPR&D assets will be subject to amortization upon completion of their respective research projects and when commercialization begins. The fair value assigned to IPR&D assets was determined using the MPEE approach based on estimates and judgments regarding risks inherent in the development process, including the likelihood of achieving technological success and market acceptance. If an IPR&D project is abandoned, the acquired technology attributable to the project will be written-off.
For the three months ended June 25, 2016, amortization expense of $2.1 million and $0.6 million were included in cost of revenues and selling, general and administrative expenses, respectively. For the six months ended June 25, 2016, amortization expense of $4.2 million and $1.3 million were included in cost of revenues and selling, general and administrative expenses, respectively.
For the three months ended June 27, 2015, amortization expense of $2.6 million and $0.7 million were included in cost of revenues and selling, general and administrative expenses, respectively. For the six months ended June 27, 2015, amortization expense of $5.2 million and $1.3 million were included in cost of revenues and selling, general and administrative expenses, respectively.
Based on the carrying values of the intangible assets recorded as of June 25, 2016 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2016	$22,023
2017	32,913
2018	30,243
2019	27,675
2020	24,129
and thereafter	22,763
Total	$159,746

As of the Effective Date of the acquisition of Cascade Microtech, we began operating under new reportable segments consisting of Probes and Systems segments. See Note 20 to the Condensed Consolidated Financial Statements - Operating Segments, for further details. The following table summarizes the changes in the carrying amount of goodwill, by reportable segments, for the six months ended June 25, 2016, applying the segment changes as of June 24, 2016, which was the date when we acquired Cascade Microtech.

	Probes	Systems	Total
	(in thousands)
Goodwill, gross, as of December 26, 2015	$30,731	$—	$30,731
Additions-Cascade Microtech	141,496	16,290	157,786
Balance as of June 25, 2016	$172,227	$16,290	$188,517

Note 5 — Debt

Senior Secured Term Loan Facility

Long-term debt as of June 25, 2016 consisted of the following (in thousands):

June 25, 2016
Principal amount	$150,000
Less debt issuance costs	(1,506)
Long-term debt less debt issuance costs	$148,494

On June 24, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank USA, National Association, as administrative agent, co-lead arranger, sole bookrunner and syndication agent, other lenders that may from time-to-time be a party to the Credit Agreement, and certain guarantors. Pursuant to the Credit Agreement, the lenders have provided us with a senior secured term loan facility of $150 million (the “Term Loan”). The proceeds of the Term Loan were used to finance a portion of the purchase price paid in connection with the Cascade Microtech acquisition and to pay related bank fees and expenses.

The Term Loan bears interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We have initially elected to pay interest at 2.00% over LIBOR. Interest payments are payable in quarterly installments over a five-year period. The Term Loan will amortize in equal quarterly installments, beginning June 30, 2016, in an annual amount equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. On July 25, 2016, we entered into a interest-rate swap agreement with HSBC to hedge the interest payments on our Term Loan entered into on June 24, 2016. See Note 22 to the Condensed Consolidated Financial Statements - Subsequent Events, for further details.

The obligations under the Term Loan are and will be fully and unconditionally guaranteed by certain of our existing and subsequently acquired or organized direct and indirect domestic subsidiaries and are secured by a perfected first priority security interest in substantially all of our assets and the assets of those guarantors, subject to certain customary exceptions. See Note 18 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, for a schedule of our principal and interest payment commitments under the Term Loan.

The Credit Agreement contains negative covenants customary for financing of this type, including covenants that place limitations on the incurrence of additional indebtedness, the creation of liens, the payment of dividends; dispositions; fundamental changes, including mergers and acquisitions; loans and investments; sale leasebacks; negative pledges; transactions with affiliates; changes in fiscal year; sanctions and anti-bribery laws and regulations, and modifications to charter documents in a manner materially adverse to the Lenders. The Credit Agreement also contains affirmative covenants and representations and warranties customary for financing of this type.

In addition, the Credit Agreement contains financial maintenance covenants requiring, at the end of, and for, each period of four consecutive fiscal quarters, beginning as of June 30, 2016, (a) a ratio of total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") not in excess of 2.75 to 1:00, stepping down to 2.50 to 1.00 at the end of the fiscal quarter ending June 30, 2017; and (b) a fixed charge coverage ratio of not less than 1.50 to 1.00, stepping down to 1.30 to 1.00 on the fiscal quarter ending June 30, 2018 and to 1.20 to 1.00 at the end of the fiscal quarter ending June 30, 2019. As of June 25, 2016, the Company was in compliance with all of the financial covenants under the senior secured term loan facility.

The Credit Agreement contains customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control, certain material Employee Retirement Security Act ("ERISA") events and cross event of default and cross-acceleration in respect of other material debt.

The foregoing description of the Credit Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Credit Agreement, which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 28, 2016.

Note 6 — Restructuring Charges

Restructuring charges are comprised of costs related to employee termination benefits. During the three months ended June 25, 2016, we recorded approximately $0.5 million of severance charges and $0.3 million of stock-based compensation expense relating to the modification of certain equity-based awards of a full-time employee as a result of the consolidation of our sales operations. In addition, we also recorded approximately $5.4 million of severance charges and $0.7 million of stock-based compensation expense relating to the acceleration of certain equity-based awards of certain executives of Cascade Microtech who were terminated upon our acquisition of Cascade Microtech and in accordance with their contractual change of control agreements. The cash payments associated with the restructuring activities are expected to be paid by the end of the third quarter of fiscal 2016. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

There were no restructuring charges during the three months ended March 26, 2016. During the six months ended June 27, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of an equity-based award.

The activities in the restructuring accrual for the six months ended June 25, 2016 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Total
Accrual at December 26, 2015	$2	$—	$2
Restructuring charges	5,946	964	6,910
Cash payments	(2)	—	(2)
Non-cash settlement	—	(964)	(964)
Accrual at June 25, 2016	$5,946	$—	$5,946

The activities in the restructuring accrual for the six months ended June 27, 2015 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Total
Accrual at December 27, 2014	$584	$—	$584
Restructuring charges	—	500	500
Cash payments	(569)	—	(569)
Adjustment to restructuring charges	3	—	3
Non-cash settlement	—	(500)	(500)
Accrual at June 27, 2015	$18	$—	$18

Note 7 — Fair Value
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities and foreign currency derivatives (see Note 19 to the Condensed Consolidated Financial Statements - Derivative Financial Instruments, for a discussion of fair value of foreign currency derivatives).

Assets measured at fair value on a recurring basis as of June 25, 2016 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$18,694	$—	$18,694
Marketable securities
U.S. Treasuries	—	7,507	7,507
Agency securities (Federal)	—	10,601	10,601
Foreign exchange derivative contracts	—	317	317
Total	$18,694	$18,425	$37,119

Assets measured at fair value on a recurring basis as of December 26, 2015 was as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$82,935	$—	$82,935
Marketable securities
U.S. Treasuries	—	18,853	18,853
Agency securities (Federal)	—	22,472	22,472
Total	$82,935	$41,325	$124,260

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
We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the six months ended June 25, 2016 and June 27, 2015.
Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or when we make a business acquisition. Refer to Note 4 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. The only assets that were measured at fair value on a nonrecurring basis during the three and six months ended June 25, 2016 related to the Cascade Acquisition. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details. There were no assets measured at fair value on a nonrecurring basis during the three and six months ended June 27, 2015.

Note 8 — Marketable Securities

We classify our marketable securities as available-for-sale. All marketable securities represent the investment of funds available for current operations, notwithstanding their contractual maturities. Such marketable securities are recorded at fair value and unrealized gains and losses are recorded in accumulated other comprehensive income until realized.

Marketable securities at June 25, 2016 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$7,498	$9	$—	$7,507
Agency securities (Federal)	10,602	—	(1)	10,601
	$18,100	$9	$(1)	$18,108

Marketable securities at December 26, 2015 consisted of the following (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$18,896	$1	$(44)	$18,853
Agency securities (Federal)	22,484	—	(12)	22,472
	$41,380	$1	$(56)	$41,325

The marketable securities with gross unrealized losses have been in a loss position for less than twelve months as of June 25, 2016 and December 26, 2015, respectively.

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

Contractual maturities of marketable securities as of June 25, 2016 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$10,602	$10,601
Due after one year to five years	7,498	7,507
	$18,100	$18,108

There were no realized gains and losses on sales and maturities of marketable securities during the three and six months ended June 25, 2016 and June 27, 2015, respectively.

Note 9 — Allowance for Doubtful Accounts

A reconciliation of the changes in our allowance for doubtful accounts receivable for the six months ended June 25, 2016 and June 27, 2015, respectively, is as follows (in thousands):

	June 25, 2016	June 27, 2015
Balance at beginning of period	$284	$266
Reductions	(34)	(11)
Balance at end of period	$250	$255

Note 10 — Inventories

Inventories consisted of the following (in thousands):

	June 25, 2016	December 26, 2015
Raw materials	$27,580	$12,996
Work-in-progress	24,522	12,492
Finished goods	16,255	1,735
	$68,357	$27,223

Note 11 — Warranty

A reconciliation of the changes in our warranty liability for the six months ended June 25, 2016 and June 27, 2015, respectively, is as follows (in thousands):

	June 25, 2016	June 27, 2015
FormFactor Inc:
Balance at beginning of period	$1,116	$1,592
Accruals	2,054	828
Settlements	(1,693)	(1,338)
Balance at the end of period	$1,477	$1,082
Add warranty reserve from acquisition-Cascade Microtech	795	—
Balance at the end of the period	$2,272	$1,082

Note 12 — Long-lived Assets

Long-lived Assets

Property, plant and equipment consisted of the following (in thousands):

	June 25, 2016	December 26, 2015
Machinery and equipment	$164,310	$150,983
Computer equipment and software	29,923	27,951
Furniture and fixtures	5,980	5,380
Leasehold improvements	73,032	67,121
Sub total	273,245	251,435
Less: accumulated depreciation and amortization	(236,665)	(232,005)
Net long-lived assets	36,580	19,430
Construction-in-progress	7,211	4,423
Total	$43,791	$23,853

During the six months ended June 25, 2016 and June 27, 2015, we ceased using fully depreciated assets with an acquired cost of $1.1 million and $0.4 million, respectively.

Refer to Note 4 to the Condensed Consolidated Financial Statements - Goodwill and Intangible Assets for further details relating to our intangible long-lived assets.

Note 13 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes foreign currency translation adjustments and unrealized losses on available-for-sale securities, net of tax, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	June 25, 2016	December 26, 2015
Unrealized loss on marketable securities, net of tax of $405 at June 25, 2016 and $428 at December 26, 2015, respectively	$(443)	$(483)
Cumulative translation adjustments	(220)	(1,739)
Accumulated other comprehensive loss	$(663)	$(2,222)

Note 14 — Stockholders’ Equity

Common Stock Repurchase Program

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock. Under the authorized stock repurchase program, we may repurchase shares from time-to-time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The stock repurchase program was announced on April 16, 2015 and expired on April 15, 2016. During the six months ended June 25, 2016, we did not repurchase any shares under this program.

Restricted Stock Units

Restricted stock unit (RSU) activity under our equity incentive plan during the six months ended June 25, 2016 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 26, 2015	2,578,138	$7.63
Awards granted	920,044	4.53
Awards vested	(1,416,349)	7.03
Awards canceled	(97,500)	5.51
Restricted stock units at June 25, 2016	1,984,333	$6.72

On June 24, 2016, pursuant to the Agreement and Plan of Merger with Cascade Microtech, we granted 777,444 RSUs with a total grant date fair value of approximately $6.9 million, of which approximately $3.6 million was attributable to the fair value of the assumed unvested RSUs for services performed by Cascade Microtech employees for the period leading up to the effective date of the acquisition and which was included as part of the purchase price consideration. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

On May 2, 2016, we issued 40,000 RSUs to our Chief Executive Officer which will vest based on certain market performance criteria. The performance criteria are based on a metric called our Total Shareholder Return (TSR) for the period from April 1, 2016 to March 31, 2019 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2016. The total stock-based compensation cost of approximately $0.3 million will be recognized ratably over the requisite service period.

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

On May 5, 2014, we issued 350,000 RSUs to seven senior executives of our company that will vest based on certain market performance criteria. The performance criteria are based on our TSR for the period from April 1, 2014 to March 31, 2016 relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies), as of April 1, 2014. Upon the review of the market performance criteria on April 4, 2016, our Compensation Committee certified a total earn out of 328,600 RSUs which immediately vested as of that date.

The total fair value of RSUs vested during the three and six months ended June 25, 2016 and June 27, 2015 was $6.4 million and $10.4 million, and $10.0 million and $17.5 million, respectively.

Stock Options

On June 24, 2016, pursuant to the Agreement and Plan of Merger with Cascade Microtech, we granted 152,276 stock options with a total grant date fair value of approximately $0.8 million, of which approximately $0.3 million was attributable to the fair value of the assumed unvested options for services performed by Cascade Microtech employees for the period leading up to the effective date of the acquisition and which was included as part of the purchase price consideration. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

During the six months ended June 27, 2015, we granted 450,000 stock options to our Chief Executive Officer with a grant-date fair value of approximately $1.7 million which will be recognized as stock-based compensation expense ratably over the service period. The following weighted average assumptions were used in the estimated grant-date fair value calculations using the Black-Scholes option pricing model:

Stock Options:
Dividend yield	—%
Expected volatility	47.5%
Risk-free interest rate	1.57%
Expected term (in years)	5.52

Note 15 — Stock-Based Compensation

We account for all stock-based compensation to employees and directors, including grants of RSUs and stock options, as stock-based compensation costs based on the fair value measured as of the date of grant. These costs are recognized as an expense in the Condensed Consolidated Statements of Income over the requisite service period.

The table below shows stock-based compensation charges included in the Condensed Consolidated Statements of Income (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Stock-based compensation included in:
Cost of revenues	$405	$602	$1,038	$1,185
Research and development	542	726	1,338	1,571
Selling, general and administrative	594	1,178	1,899	2,659
Total stock-based compensation	1,541	2,506	4,275	5,415
Tax effect of stock-based compensation	—	—	—	—
Total stock-based compensation, net of tax	$1,541	$2,506	$4,275	$5,415

During the six months ended June 25, 2016, we recorded approximately $0.3 million of stock-based compensation expense relating to the modification of certain equity-based awards of a full-time employee as a result of the consolidation of our sales operations. In addition, we also recorded approximately $0.7 million of stock-based compensation expense relating to the acceleration of certain equity-based awards of an executive of Cascade Microtech who was terminated upon our acquisition of Cascade Microtech and in accordance with his contractual change of control agreement with Cascade Microtech. During the six months ended June 27, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of an equity-based award. We therefore classified these stock-based compensation expenses as restructuring-related expenses. Refer to Note 6 to the Condensed Consolidated Financial Statements - Restructuring Charges for further details.

Employee Stock Purchase Plan

Under our 2012 Employee Stock Purchase Plan ("ESPP"), the offering periods are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six-month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12 month offering period consists of two six month purchase periods and the six-month offering period consists of one six-month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period.

During the three months ended June 25, 2016 and June 27, 2015, we did not issue any ESPP shares. During the six months ended June 25, 2016 and June 27, 2015, we issued 303,585 and 302,705 ESPP shares, respectively.

The following weighted-average assumptions were used in estimating the fair value of employees' purchase rights under our approved employee stock purchase plans:

	Six Months Ended
	June 25, 2016	June 27, 2015
ESPP:
Dividend yield	—%	—%
Expected volatility	45.3%	51.7%
Risk-free interest rate	0.40%	0.08%
Expected term (in years)	0.50	1.00

Unrecognized Compensation Costs

At June 25, 2016, the unrecognized stock-based compensation, adjusted for estimated forfeitures, was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in years
Stock options	$1,430	2.51
Restricted stock units	10,994	2.78
Employee stock purchase plan	84	0.10
Total unrecognized stock-based compensation expense	$12,508

Note 16 — Net Income per Share

Basic net income per share for the three and six months ended June 25, 2016 and June 27, 2015 was computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share for the three and six months ended June 25, 2016 and June 27, 2015 was computed by dividing net income by the diluted weighted-average number of shares outstanding during that period.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator:
Net income used in computing basic and diluted net income per share	$36,884	$838	$23,084	$1,621
Denominator:
Weighted-average shares used in computing basic net income per share	59,572	58,109	59,001	57,532
Add potentially dilutive securities	416	985	638	1,342
Weighted-average shares used in computing basic and diluted net income per share	59,988	59,094	59,639	58,874

The following securities were excluded from the calculation of diluted net income per share because their effect would have been anti-dilutive for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Options to purchase common stock	2,255	1,948	1,809	2,059
Restricted stock units	4	—	—	197
Total potentially dilutive securities	2,259	1,948	1,809	2,256

Note 17 — Income Taxes

We recorded an income tax benefit of $43.7 million for each of the three and six months ended June 25, 2016 and an income tax provision of $24 thousand and $0.1 million for the three and six months ended June 27, 2015, respectively. The income tax benefit for the three and six months ended June 25, 2016 was primarily due to the release of valuation allowance of our deferred tax assets ("DTAs"). In connection with our acquisition of Cascade Microtech on June 24, 2016, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by approximately $43.9 million and created additional sources of income to realize a tax benefit for our DTAs. As such, authoritative guidance under United States GAAP requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of approximately $43.9 million.

Note 18 — Commitments and Contingencies

Contractual and purchase obligations
We lease facilities under non-cancelable operating leases with various expiration dates through 2024. The facilities generally require us to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization. We have the option to extend or renew most of our leases, which may increase the future minimum lease commitments.
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
Our lease and purchase obligations have not materially changed as of June 25, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015, apart from Cascade Microtech's lease and purchase obligations which are disclosed below as of June 25, 2016, and arising as a result of our acquisition of Cascade Microtech on June 24, 2016. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

	Remainder of 2016	2017-2018	2019-2020	2021 and Beyond	Total
	(In thousands)
Operating leases	$1,225	$4,091	$1,868	$384	$7,568
Purchase order commitments obligations (1)	5,227	169	—	—	5,396
Total	$6,452	$4,260	$1,868	$384	$12,964

(1)	Purchase order commitments primarily represent open orders for inventory and capital expenditures.

Also, our contractual obligations as of June 25, 2016 include our commitments under the senior secured term loan facility, as disclosed below. See Note 5 to the Condensed Consolidated Financial Statements - Debt for further details.

	Remainder of 2016	2017-2018	2019-2020	2021	Total
	(In thousands)
Principal payments	$5,625	$39,375	$91,875	$13,125	$150,000
Interest payments*	1,613	5,339	2,765	65	9,782
Total	$7,238	$44,714	$94,640	$13,190	$159,782
* Represents our minimum interest payment commitments at 2.00% per annum

Environmental Matters

We are subject to U.S. Federal, State, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us, including those of the California Department of Toxic Substances Control, the Bay Area Air Quality Management District, the City of Livermore Water Resources Division, County of Santa Clara Department of Environmental Health, County of San Diego Hazardous Materials Division and Encino Water District, and the California Division of Occupational Safety and Health. We did not receive any notices of violations of environmental laws and regulations during the six months ended June 25, 2016, or in our fiscal 2015. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property or cause property or other damages and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of June 25, 2016.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. In the first quarter of fiscal 2016, we were named in a proceeding in connection with our acquisition of Cascade Microtech and in the second quarter of fiscal 2016, we entered into a memorandum of understanding with the plaintiff in connection with the proceeding. We identify below in "Other Litigation", a proceeding filed in fiscal 2013, which, if not resolved amicably, either (i) includes allegations that could potentially result in a material legal proceeding, or (ii) the cost to defend the allegations through trial could be material. In the future we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

On March 8, 2016, an individual plaintiff filed a putative class action lawsuit on behalf of Cascade Microtech's shareholders against Cascade Microtech, its directors, FormFactor and Cascade Merger Sub, in connection with Cascade Microtech and FormFactor entering into a merger agreement. The lawsuit, captioned Lum v. Cascade Microtech, Inc., et al., No. 16CV07293, was filed in Washington County Circuit Court in the State of Oregon.

On April 8, 2016, another individual plaintiff filed a similar putative class action lawsuit against the same defendants. The lawsuit, captioned Solak v. Cascade Microtech, Inc., et al., No. 16CV11809, was filed in Multnomah County Circuit Court in the State of Oregon.

On April 20, 2016, the Lum lawsuit was dismissed without prejudice at the request of the plaintiff. The litigation proceeds in Multnomah County Circuit Court with the Solak complaint as the operative complaint. The Solak lawsuit alleges that the individual members of Cascade Microtech’s board of directors breached their fiduciary duties owed to Cascade Microtech’s shareholders by approving the proposed merger for inadequate consideration; approving the merger to obtain unique benefits not shared equally with Cascade Microtech’s other shareholders; failing to take steps to maximize the value paid to Cascade Microtech shareholders; failing to take steps to ensure a fair process leading up to the proposed merger; and agreeing to preclusive deal protection devices in the merger agreement. The lawsuit also alleges claims against FormFactor and one of its subsidiaries for aiding and abetting the alleged breaches of fiduciary duties by the individual members of Cascade Microtech’s board of directors. In the Solak lawsuit, the plaintiff has sought, among other things, rescission of the merger, plaintiff’s attorney’s fees and costs, and other relief.

Under a memorandum of understanding signed by the parties and filed with the court in the Solak case, Cascade Microtech and FormFactor agreed with the plaintiff’s counsel to supplement the disclosures made in connection with the merger. The supplemental disclosures were made on June 14, 2016. Under the memorandum of understanding, the parties to the Solak lawsuit agreed to use their collective best efforts to obtain final approval of the proposed settlement and the dismissal of the Solak litigation with prejudice. Subject to completion of certain confirmatory discovery by counsel to the plaintiff, the memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Cascade Microtech’s former shareholders within the proposed class.

As stated in the memorandum of understanding, if the settlement is finally approved by the Oregon court, the parties anticipate that it will resolve and release all claims in the Solak lawsuit pursuant to terms that will be disclosed to Cascade Microtech shareholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiff’s counsel in the Solak lawsuit will file a petition in the Oregon court for an award of attorneys’ fees and expenses. Cascade Microtech will pay any attorneys’ fees and expenses awarded by the Oregon court. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Oregon court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

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

Note 19 — Derivative Financial Instruments

We operate and sell our products in various global markets. As a result, we are exposed to changes in foreign currency exchange rates. We utilize foreign currency forward contracts to hedge against future movements in foreign exchange rates that affect certain existing foreign currency denominated assets and liabilities. Under this program, our strategy is to have increases or decreases in our foreign currency exposures offset by gains or losses on the foreign currency forward contracts to mitigate the risks and volatility associated with foreign currency transaction gains or losses. We do not use derivative financial instruments for speculative or trading purposes. Our derivative instruments are not designated as hedging instruments. We record the fair value of these contracts as of the end of our reporting period to our Condensed Consolidated Balance Sheet with changes in fair value recorded within “Other income (expense), net” in our Condensed Consolidated Statements of Income for both realized and unrealized gains and losses.

The following table provides information about our foreign currency forward contracts outstanding as of June 25, 2016 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Buy	(629,473)	$(6,173)
Taiwan Dollar	Buy	(36,695)	(1,137)
Korean Won	Buy	(1,528,806)	(1,350)
Euro	Buy	(2,200)	(2,525)
Euro	Sell	1,099	1,245
Euro	Sell	17,011	19,406
Japanese Yen	Sell	179,263	1,661
Japanese Yen	Sell	140,000	1,256
Total USD notional amount of outstanding foreign exchange contracts			$12,383

The contracts were entered into during the second quarter of fiscal 2016 and matured in July 2016. Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs. Approximately $0.3 million of unrealized gains was recorded as a current asset in the balance sheet of Cascade Microtech which was acquired as of June 24, 2016 (and subsequently recorded as a current asset in our condensed consolidated balance sheet of June 25, 2016) relating to foreign currency forward contracts.

The location and amount of gains (losses) related to non-designated derivative instruments that matured in the three and six months ended June 25, 2016 and June 27, 2015 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Foreign exchange forward contracts	Other income (expense), net	$(141)	$847	$(1,703)	$685

Note 20—Operating Segments
Until the acquisition of Cascade Microtech, we operated in one reportable segment consisting of one operating segment relating to the design, development, manufacture and sale of high performance advanced probe cards. Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

Upon the acquisition of Cascade Microtech (See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details), we re-evaluated our CODM's decision process for allocating resources and assessing performance for the company and determined that we now operate in two reportable segments consisting of Probes and Systems segments, and four operating segments consisting of FormFactor Probes, Cascade Microtech Probes, Systems, and Integrated Measurement Solutions ("IMS") segments. These four operating segments have been aggregated into two reportable segments as noted above based on common economic and qualitative characteristics.
For the purposes of our goodwill impairment analysis, until and up to the acquisition of Cascade Microtech, we concluded that we had one reporting unit, which relates to the design, development, manufacture and sale of high performance advanced probe cards. Upon the acquisition of Cascade Microtech, we now believe that we have five reporting units consisting of FormFactor Probes, Cascade Microtech Probes, Systems, Advanced Temperature Test Systems GmbH ("ATT") Systems, and IMS.

Long-lived assets, comprising of net property, plant and equipment, goodwill and net intangibles assets are not disclosed by geographic location as our CODM does not review these assets in order to make decisions about allocating resources and assessing performance for the entire combined company.
The following table summarizes the operating results by reportable segments for the three months ended June 25, 2016 (in thousands):

	Probes	Systems	Total

Revenues	$83,083	$—	$83,083
Operating loss	(6,646)	—	(6,646)
Operating results provides useful information to our management for assessment of our performance and results of operations. Components of our operating results are utilized to determine executive compensation along with other measures.

Note 21 — Business Interruption Insurance Claim Recovery

During the six months ended June 27, 2015, we received approximately $1.5 million as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013. We recorded this cash receipt within “Other income (expense), net” in our Condensed Consolidated Statements of Operations.

Note 22 — Subsequent Events

On July 25, 2016, we entered into an interest-rate swap agreement with HSBC to hedge the interest payments on our Term Loan entered into on June 24, 2016. The Term Loan has a LIBOR based floating interest rate and matures on 31st March 2021. As future levels of LIBOR over the life of the loan are uncertain, we entered into an interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. See Note 5 to the Condensed Consolidated Financial Statements - Debt, for further details of the Term Loan. The interest-rate swap contract was designated as a hedge instrument under ASC 815, Derivatives and Hedging.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 26, 2015 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview
We design, develop, manufacture, sell and support advanced semiconductor probe card products, and are the largest supplier worldwide of those products. With our acquisition of Cascade Microtech Inc., we also design, develop, manufacture and market advanced wafer probing, thermal and reliability solutions for the electrical measurement and testing of high performance semiconductor devices.
Semiconductor manufacturers use our probe card products to perform wafer test (also known as wafer sort), which is the testing of the semiconductor die, or chips, while those die are still constituted on the semiconductor wafer. Wafer test enables semiconductor manufacturers to determine whether chips will meet specifications and be saleable once the wafer is diced, and the die are singulated and individually packaged. The per-die costs of singulation and packaging processes are relatively high, and some of the die on a wafer are typically expected to be defective. Consequently, there is often a compelling economic reason to perform wafer test. Probe cards are a critical element in enabling that wafer test process.
Our advanced wafer probing, thermal and reliability solution products enable precision on-wafer measurement of integrated circuits and are often used in the early phases of the development of semiconductor processes where the accuracy and repeatability of measurements is critical to achieving yield from advanced process nodes. Many of our products are also used in production applications to test semiconductor devices prior to completion of the manufacturing process.
On June 24, 2016, we completed the acquisition of Cascade Microtech Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon. Our consolidated financial statement as of June 25, 2016 included the condensed consolidated balance sheet of Cascade Microtech as of June 24, 2016 whereas our condensed consolidated statements of income for the three and six months ended June 25, 2016 excluded the financial results of Cascade Microtech for the second quarter of fiscal 2016 as the one-day stub period between the acquisition of Cascade Microtech and the end of our second quarter of fiscal 2016 was deemed immaterial. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.
To finance a portion of the acquisition consideration, we entered into a senior secured term loan facility in an aggregate amount of $150 million. See Note 5 to the Condensed Consolidated Financial Statements - Debt, for further details. Also see Note 18 to the Condensed Consolidated Financial Statements - Commitments and Contingencies, for a schedule of our principal and interest payment commitments under the Term Loan.
We generated net income of $23.1 million in the first six months of fiscal 2016 as compared to net income of $1.6 million in the first six months of fiscal 2015. The increase in the net income was primarily due to the release of valuation allowance on a portion of our deferred tax assets as a result of the acquisition of Cascade Microtech resulting in an income tax benefit of approximately $43.9 million, which was partially offset by higher restructuring expenses and transaction costs related to our acquisition activities in the first half of fiscal 2016 as compared to the corresponding period in the prior year. Additionally, our revenues were lower in the first half of fiscal 2016 as compared to the corresponding period in the prior year due to a slower than planned capacity ramp required to meet increased demand for our Foundry & Logic probe cards during the first quarter of fiscal 2016.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $118.8 million as of June 25, 2016, as compared to approximately $188.0 million at December 26, 2015. The decrease was primarily due to the consideration paid for the acquisition of Cascade Microtech partially offset by the use of proceeds from the $150 million Term Loan used to partially fund the acquisition. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future periods.

We believe the following information is important to understanding our business, our financial statements and the remainder of this discussion and analysis of our financial condition and results of operations:

Revenues.  To date, we have derived substantially all of our revenues from product sales of probe cards. Revenues from our Cascade acquisition have been excluded from the consolidated financial results for the three and six months ended June 25, 2016 as noted above. Revenues from our customers are subject to fluctuations due to factors including, but not limited to, design cycles, capacity ramps, technology adoption rates, competitive pressure to reduce prices, cyclicality of the different end markets into which our customers' products are sold and market conditions in the semiconductor industry. Historically, increases in revenues have resulted from increased demand for our existing products, the introduction of new, more complex products, the penetration of new markets and through acquisition. We expect that revenues from the sale of probe cards will continue to account for a substantial portion of our revenues for the foreseeable future, though our future revenues will also include revenues from the sales of probe stations, thermal sub-systems, reliability test systems and other product lines acquired in our acquisition of Cascade Microtech.

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

Selling, General and Administrative. Selling, general and administrative expenses include expenses related to sales, marketing, administrative personnel, sales commissions, market research, consulting, acquisition-related costs and other sales, marketing, administrative activities, amortization of certain intangible assets, and provision for doubtful accounts. These expenses also include costs for protecting and enforcing our intellectual property rights and regulatory compliance costs.

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

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.4	68.5	74.2	68.1
Gross profit	30.6	31.5	25.8	31.9
Operating expenses:
Research and development	13.4	15.2	16.1	15.4
Selling, general and administrative	16.9	15.4	19.4	16.1
Restructuring charges, net	8.3	—	5.1	0.4
Total operating expenses	38.6	30.6	40.6	31.9
Operating income (loss)	(8.0)	0.9	(14.8)	—
Interest income, net	0.1	0.1	0.2	0.1
Other income (expense), net	(0.4)	0.1	(0.5)	1.1
Income (loss) before income taxes	(8.3)	1.1	(15.1)	1.2
Provision (benefit) for income taxes	(52.7)	—	(32.0)	0.1
Net income	44.4%	1.1%	16.9%	1.1%

Three and six months ended June 25, 2016 and June 27, 2015:

Revenues

Revenues by Market

	Three Months Ended			Six Months Ended
	June 25, 2016	June 27, 2015	% Change	June 25, 2016	June 27, 2015	% Change
	(In thousands, except percentages)
Foundry & Logic	$57,888	$34,573	67.4%	$94,023	$67,982	38.3%
DRAM	24,221	35,251	(31.3)	40,510	69,825	(42.0)
Flash	974	4,061	(76.0)	2,161	6,907	(68.7)
Total revenues	$83,083	$73,885	12.4%	$136,694	$144,714	(5.5)%

The increase in Foundry & Logic revenues for the three and six months ended June 25, 2016 was primarily due to increased demand of our probe cards used to test server and personal computer processors. The decrease in our DRAM revenues for the three and six months ended June 25, 2016 was due to lower probe card demand driven by a slowing DRAM market, as compared to the same periods last year, and reduced demand for our SmartMatrix product. The decrease in Flash memory revenues for the three and six months ended June 25, 2016 was due to a slowing NOR Flash market and reduced demand for our TouchMatrix product.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended				Six Months Ended
	June 25, 2016	% of Revenue	June 27, 2015	% of Revenue	June 25, 2016	% of Revenue	June 27, 2015	% of Revenue
	(In thousands, except percentages)
North America	$31,599	38.0%	$17,325	23.4%	$49,154	36.0%	$35,852	24.8%
South Korea	17,590	21.2	15,600	21.1	26,458	19.4	32,459	22.4
Taiwan	12,890	15.5	15,444	20.9	25,550	18.7	31,586	21.8
Europe	12,072	14.5	5,901	8.0	19,885	14.5	11,434	7.9
Japan	4,549	5.5	9,581	13.0	7,669	5.6	14,956	10.3
Asia-Pacific (1)	4,383	5.3	10,034	13.6	7,978	5.8	18,427	12.8
Total revenues	$83,083	100.0%	$73,885	100.0%	$136,694	100.0%	$144,714	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than North America.

The change in revenues from our geographical regions for the three and six months ended June 25, 2016, when compared to the corresponding periods in the prior year, were primarily driven by:

•North America revenues increased primarily due to increased demand for our Foundry & Logic probe cards used to test server and personal computer processors;

•South Korea revenues increased for the three-month period primarily due to higher DRAM probe card orders and decreased in the six-month period primarily due to a combination of reduced demand for our DRAM products in the first quarter of fiscal 2016 and reduced demand for our TouchMatrix product used to test NAND Flash devices;

•Taiwan revenues decreased primarily due to reduced demand for our DRAM products;

•Europe revenues increased primarily due to a shift of Foundry & Logic product shipments for personal computer processors to customers’ test facilities in Europe as opposed to in North America;

•Japan revenues decreased primarily due to reduced demand for our DRAM products: and

•Asia-Pacific revenues decreased primarily due to reduced sales of our SmartMatrix products for DRAM.

Gross Profit

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Gross profit	$25,427	$23,303	$35,219	$46,093
% of revenues	30.6%	31.5%	25.8%	31.9%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended June 25, 2016, gross profit increased primarily due to higher sales and higher factory utilization offset by lower manufacturing efficiency in our Foundry and Logic product market. For the six months ended June 25, 2016, the amount of gross profit decreased when compared to the corresponding periods in the prior year primarily due to decreased sales for our produ cts resulting in lower first quarter factory utilization. In addition, we made investments in additional production capacity in our San Jose factory in the first half of fiscal 2016 to support a sales increase of our Foundry & Logic probe cards. We also incurred late delivery fees on probe cards that missed our customer's required delivery date in the first quarter of fiscal 2016.

Our inventory reserve charges decreased by $0.7 million and $0.2 million for the three and six months ended June 25, 2016, respectively, when compared to the corresponding periods in the prior year. For the three and six months ended June 25, 2016, the value of previously reserved materials that were used in manufacturing and shipped was $0.5 million and $0.7 million, respectively.

Gross profit included stock-based compensation expense of $0.4 million and $1.0 million respectively, for the three and six months ended June 25, 2016, compared to $0.6 million and $1.2 million, respectively, for the three and six months ended June 27, 2015.

Future gross margins may be adversely impacted by lower levels of revenues and lower factory utilization even though we have taken significant steps to reduce our operating cost structure. Our gross margins may also be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Research and development	$11,133	$11,217	$21,982	$22,302
% of revenues	13.4%	15.2%	16.1%	15.4%

The decrease in the three months ended June 25, 2016 when compared to the corresponding period in the prior year was primarily due to a decrease of $0.2 million in project and material costs, $0.2 million in stock-based compensation expense and $0.1 million in travel expenses partially offset by an increase of $0.4 million in employee compensation costs.

The decrease in the six months ended June 25, 2016 when compared to the corresponding period in the prior year was primarily due to a decrease $0.2 million in stock-based compensation expense and $0.2 million in travel costs partially offset by an increase of $0.1 million in general expenses.

Stock-based compensation expense included in research and development expenses was $0.5 million and $1.3 million for the three and six months ended June 25, 2016, compared to $0.7 million and $1.6 million for the three and six months ended June 27, 2015, respectively.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Selling, general and administrative	$14,030	$11,381	$26,546	$23,265
% of revenues	16.9%	15.4%	19.4%	16.1%

The increase in the three months ended June 25, 2016 when compared to the corresponding period in the prior year was primarily due to an increase of $3.8 million in acquisition costs related to our acquisition of Cascade Microtech (See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details), partially offset by a decrease of $0.6 million in consulting fees and $0.6 million in stock-based compensation expense.

The increase in the six months ended June 25, 2016 when compared to the corresponding period in the prior year was primarily due to an increase of $5.9 million in acquisition costs related to our acquisition of Cascade Microtech, partially offset by a decrease of $1.0 million in consulting fees, $0.8 million in stock-based compensation expense, $0.5 million in incentive compensation and $0.4 million in employee compensation costs.

Stock-based compensation expense included within selling, general and administrative expenses was $0.6 million and $1.9 million for the three and six months ended June 25, 2016, respectively, compared to $1.2 million and $2.7 million for the three and six months ended June 27, 2015, respectively.

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Restructuring charges, net	$6,910	$—	$6,910	$503
% of revenues	8.3%	—%	5.1%	0.4%

Restructuring charges are comprised of costs related to employee termination benefits. During the three months ended June 25, 2016, we recorded approximately $0.5 million of severance charges and $0.3 million of stock-based compensation expense relating to the modification of certain equity-based awards of a full-time employee as a result of the consolidation of our sales operations. In addition, we also recorded approximately $5.4 million of severance charges and $0.7 million of stock-based compensation expense relating to the acceleration of certain equity-based awards of certain executives of Cascade Microtech who were terminated upon our acquisition of Cascade Microtech and in accordance with their contractual change of control agreements.

There were no restructuring charges during the three months ended March 26, 2016. During the six months ended June 27, 2015, we recorded stock-based compensation expense of approximately $0.5 million relating to the modification of an equity-based award.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Interest income, net	$88	$65	$205	$149
% of revenue	0.1%	0.1%	0.2%	0.1%
Other income (expense), net	$(302)	$100	$(616)	$1,602
% of revenues	(0.4)%	0.1%	(0.5)%	1.1%

Interest income is primarily earned on our cash, cash equivalents and marketable securities. The increase in interest income for the three and six months ended June 25, 2016 when compared to the corresponding periods in the prior year was primarily the result of higher yields on our cash balances. The weighted-average yield on our cash, cash equivalents and marketable securities for the three and six months ended June 25, 2016 and June 27, 2015 was 0.30% and 0.12%, and 0.29% and 0.12%, respectively. Cash, cash equivalents, restricted cash and marketable securities were $118.8 million at June 25, 2016 compared to $179.2 million at June 27, 2015 and primarily decreased due to the cash portion of the consideration paid for the acquisition of Cascade Microtech at the end of our second quarter of fiscal 2016.

Other income (expense), net is comprised primarily of foreign currency impact and various other gains and losses. The increase in other income (expense), net for the three and six months ended June 25, 2016 when compared to the corresponding periods in the prior year was primarily due to foreign currency losses. Additionally, we received $1.5 million during the three and six months ended June 27, 2015 (none received during three and six months ended June 25, 2016) as a result of a payment from our insurer arising from a business interruption insurance claim related to a factory fire at a customer during the second half of fiscal 2013.

Provision (Benefit) for Income Taxes

	Three Months Ended		Six Months Ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Provision (benefit) for income taxes	$(43,744)	$24	$(43,714)	$145
Effective tax rate	(637.7)%	2.8%	211.9%	8.2%

We recorded an income tax benefit of $43.7 million for each of the three and six months ended June 25, 2016 and an income tax provision of $24 thousand and $0.1 million for the three and six months ended June 27, 2015, respectively. The income tax benefit for the three and six months ended June 25, 2016 was primarily due to the release of valuation allowance of our deferred tax assets ("DTAs"). In connection with our acquisition of Cascade Microtech on June 24, 2016, deferred tax liabilities ("DTLs") were established on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by approximately $43.9 million and created additional sources of income to realize a tax benefit for our DTAs. As such, authoritative guidance under United States GAAP requires the impact on the acquiring company's deferred tax assets and liabilities caused by an acquisition be recorded in the acquiring company's financial statements outside of acquisition accounting. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of approximately $43.9 million.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $165.7 million at June 25, 2016 and $214.4 million at December 26, 2015. The decrease in working capital in the six months ended June 25, 2016 was primarily due to the acquisition of Cascade Microtech. We reduced cash equivalents and marketable securities and increased our current liabilities for the current portion of term loan as part of the consideration paid for Cascade Microtech. We also increased accrued liabilities for restructuring costs and payments due to Cascade Microtech's vested equity award holders. These payments will be made by the end of our third quarter of fiscal 2016. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

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
Our cash, cash equivalents and marketable securities totaled approximately $118.3 million at June 25, 2016, as compared to $187.6 million at December 26, 2015. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2016.
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

Days Sales Outstanding: Days sales outstanding from receivables, or DSO, were 59 days at June 25, 2016 compared with 45 days at December 26, 2015. Our DSO calculation is determined using the count back method and is based on gross accounts receivable (including accounts receivable for amounts in deferred revenue). The increase in DSO is primarily due to changes in customer mix as compared to the year ended December 26, 2015.

	Six Months Ended
	June 25, 2016	June 27, 2015
	(In thousands)
Net cash (used in) provided by operating activities	$(3,590)	$21,670
Net cash (used in) provided by investing activities	(195,467)	4,029
Net cash provided by (used in) financing activities	$150,455	$(1,705)

On June 24, 2016, we completed the acquisition of Cascade Microtech Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon. Our consolidated financial statement as of June 25, 2016 included the condensed consolidated balance sheet of Cascade Microtech as of June 24, 2016 whereas our condensed consolidated statements of income for the three and six months ended June 25, 2016 excluded the financial results of Cascade Microtech for the second quarter of fiscal 2016 as the one-day stub period between the acquisition of Cascade Microtech and the end of our second quarter of fiscal 2016 was deemed immaterial. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

Cash flows from operating activities: Net cash used in operating activities for the six months ended June 25, 2016 was primarily attributable to decreased revenues in the first quarter of fiscal 2016 and use of working capital in the second quarter of fiscal 2016. We had net income of $23.1 million and non-cash income of $27.3 million, including a deferred income tax benefit of $43.9 million as a result of the release of valuation allowance and $1.8 million of non-cash foreign currency transaction gains, which was partially offset by $10.4 million of depreciation and amortization, $4.3 million of stock-based compensation, $2.8 million of provision for excess and obsolete inventories and $1.0 million of non-cash restructuring charges.

The net change in operating assets and liabilities for the six months ended June 25, 2016 resulted in net cash provided by working capital of $0.6 million, which was primarily composed of cash generated of $21.2 million in accounts payable and $8.6 million in accrued liabilities (excludes accrual for Cascade Microtech vested equity awards) and a decrease of $1.2 million in prepaid expenses and other current assets. The above generation of cash was partially offset by use of cash of $21.7 million in accounts receivable from higher sales and slower collections, $8.0 million for inventory build and a decrease of $0.6 million in deferred revenues.

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

Cash flows from investing activities: Net cash used in investing activities for the six months ended June 25, 2016 was primarily related to $215.2 million paid (net of cash acquired) as part of the consideration for the acquisition of Cascade Microtech, purchases of marketable securities totaling $10.6 million and cash used in the acquisition of property and equipment of $3.6 million, partially offset by $33.9 million of proceeds from maturities of marketable securities.

Net cash provided by investing activities for the six months ended June 27, 2015 was primarily related to $32.0 million of proceeds from maturities of marketable securities offset in part by purchases of marketable securities totaling $23.8 million and cash used in the acquisition of property and equipment of $4.2 million.

Cash flows from financing activities: Net cash provided by financing activities for the six months ended June 25, 2016 primarily related to $150.0 million of proceeds from Term Loan debt used to partially fund the acquisition of Cascade Microtech and $2.0 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan, partially offset by $1.5 million used to pay for Term Loan debt issuance costs.

Net cash used in financing activities for the six months ended June 27, 2015 included $3.5 million used for the repurchase and retirement of our common stock partially offset by $1.8 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and stock option exercises.

Our cash, cash equivalents and marketable securities decreased by $69.3 million in the six months ended June 25, 2016 primarily due to the cash portion of the consideration paid for the acquisition of Cascade Microtech partially offset by proceeds from the $150 million Term Loan entered into by the Company on June 24, 2016 to fund the acquisition. We continue to focus on improving our operating efficiency to increase operating cash flows. We believe that we will be able to satisfy our cash requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may also consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned. However, if we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry down-turn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future fiscal quarters.
Contractual Obligations and Commitments

Our contractual obligations and commitments have not materially changed as of June 25, 2016 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015, apart from Cascade Microtech's lease and purchase obligations and contractual obligations under the senior secured term loan facility which are disclosed in Note 18 to the Condensed Consolidated Financial Statements-Commitments and Contingencies, each of which are incorporated herein by reference.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 25, 2016, we were not involved in any such off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015. Our critical accounting policies have not changed during the six months ended June 25, 2016.

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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", and in August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition methods. This guidance will replace most existing revenue recognition guidance in United States GAAP when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2018 using one of the two prescribed transition methods. Early adoption of one year prior to the required effective date is permitted. We are in the process of evaluating the impact of this guidance on our ongoing results and operations as well as in the transition methods prescribed above.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-

K for the fiscal year ended December 26, 2015. Our exposure to market risk has not changed materially since December 26, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) except as described below that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 24, 2016, we completed the acquisition of Cascade Microtech, headquartered in Beaverton, Oregon and are integrating the acquired business into our overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

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

Item 1A. Risk Factors

There have been no material changes during the six months ended June 25, 2016 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2015 apart from the risk factors pertaining to our acquisition of Cascade Microtech on June 24, 2016 and the operation of the acquired business, as described below. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details of the Cascade acquisition.

If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 26, 2015 and this Quarterly Report on Form 10-Q are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We may fail to realize the anticipated benefits and cost savings from our acquisition of Cascade Microtech, which could adversely affect our results of operations and the value of our common stock.

The success of our acquisition of Cascade Microtech will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business with Cascade Microtech’s. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

*	Our ability to successfully combine our business with Cascade Microtech’s;

*	whether the combined businesses will perform as expected;

*	the possibility that we paid more for the acquisition of Cascade Microtech than the value we will derive from the acquisition;

*	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and

*	the assumption of certain known and unknown liabilities of Cascade Microtech.
If we are unable to successfully integrate Cascade Microtech into our business within the anticipated time frame, or at all, (i) the anticipated benefits and cost savings of the merger may not be fully realized, or at all, or may take longer to realize than expected, (ii) the merger may fail to be accretive to our total or per share results on a non-GAAP or GAAP basis to the extent anticipated, or at all, or may take longer to be accretive than expected, or may be dilutive, (iii) the combined businesses may not perform as expected and (iv) the value of our common stock may be adversely affected.
We and Cascade Microtech operated independently until the consummation of the merger, and there can be no assurances that each company’s businesses can be successfully integrated. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses, unexpected integration issues, higher than expected integration costs or an overall post-closing integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Cascade Microtech into our operations in order to realize the anticipated benefits and cost savings of the merger so the combined business performs as expected, include, among other things:

*	combining the companies’ sales, manufacturing, marketing, distribution, purchasing, operations and research and development functions;

*	integrating the companies’ technologies, products and services;

*	identifying and eliminating redundant or underperforming operations and assets;

*	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

*	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

*	consolidating the companies’ corporate, administrative and information technology infrastructure;

*	coordinating sales, distribution and marketing efforts;

*	managing the movement of certain positions to different locations;

*
maintaining existing agreements with customers, suppliers and distributors, including with those currently shared by the companies, and avoiding delays in entering into new agreements with prospective customers, suppliers and distributors; and

*	coordinating the combined organization across dispersed geographic locations.

Additionally, at times, the attention of certain members of our management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other strategic planning, which may disrupt our ongoing business.

We may have difficulty motivating and retaining executives and other key employees in light of the merger.
Our employee’s uncertainty about the effect of our acquisition of Cascade Microtech and the related integration process may have an adverse effect on our business. This uncertainty may impair our ability to retain and motivate key personnel during the integration process, particularly as employees may experience uncertainty about their future roles with the combined business. If key employees depart because of issues relating to the uncertainty and difficulty of integration, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the merger.
Our business relationships may be subject to disruption due to uncertainty associated with our acquisition of Cascade Microtech.
Parties with which we and Cascade Microtech do business may experience uncertainty associated with our acquisition of Cascade Microtech, including with respect to current or future business relationships with us. FormFactor’s and Cascade Microtech’s business relationships may be subject to disruption as customers, suppliers, distributors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects.
The use of cash and incurrence of substantial indebtedness in connection with the financing of the merger may have an adverse impact on our liquidity, limit our flexibility in responding to other business opportunities and increase our vulnerability to adverse economic and industry conditions.
The merger was financed in part by the use of cash on hand and the incurrence of a significant amount of indebtedness. As of June 25, 2016, we had approximately $100.2 million of cash and cash equivalents, approximately $18.1 million of short-term investments and $148.5 million term loan debt outstanding, net of debt-related costs. In connection with the merger, we entered into a new senior secured term loan facility with an aggregate principal amount of $150 million to finance in part the cash portion of the merger consideration. The use of cash on hand and indebtedness to finance the cash portion of the merger consideration reduced our liquidity and means we must generate cash from operations to pay principal and interest on our debt, thereby reducing the availability of cash flow for working capital and capital expenditure needs or to pursue other potential strategic initiatives. The senior secured term loan facility contains financial covenants requiring us to maintain a certain leverage ratio of consolidated total indebtedness to EBITDA and a fixed charge interest ratio. In addition, it also imposes limitations on our ability to incur liens and indebtedness or to pay dividends, make certain investments or dispose of assets (in each case, subject to customary exceptions). Our ability to comply with these financial and restrictive covenants can be affected by events beyond our control. The indebtedness and these restrictive covenants will also have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions. In addition, a breach of the financial or restrictive covenants, among other things, could result in an event of default with respect to the senior secured term loan facility, which, if not cured or waived, could result in the obligations under the facility becoming immediately due and payable and could have a material adverse effect on our business, financial condition and results of operations.

Item 6. Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.01	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/22/2016	3.2

10.01	Credit Agreement among FormFactor, Inc. as Borrower, the Guarantors that are from time to time parties thereto, HSBC Bank USA, National Association, as Administrative Agent, Lead Lender, Co-Lead Arranger, Sole Bookrunner, Syndication Agent and Lender, the Lenders that are from time to time parties thereto, and Silicon Valley Bank, as Co-Lead Arranger and Documentation Agent, dated as of June 24, 2016	8-K	6/28/2016	10.1

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

FormFactor, Inc.

Date:	August 4, 2016	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.01	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/22/2016	3.2

10.01	Credit Agreement among FormFactor, Inc. as Borrower, the Guarantors that are from time to time parties thereto, HSBC Bank USA, National Association, as Administrative Agent, Lead Lender, Co-Lead Arranger, Sole Bookrunner, Syndication Agent and Lender, the Lenders that are from time to time parties thereto, and Silicon Valley Bank, as Co-Lead Arranger and Documentation Agent, dated as of June 24, 2016	8-K	6/28/2016	10.1

31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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