Form 10-Q
period 2017-04-01
FORMFACTOR INC
filed 2017-05-10
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017

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
 ______________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2017, 72,121,454 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenues	$128,829	$53,611
Cost of revenues	81,258	43,819
Gross profit	47,571	9,792
Operating expenses:
Research and development	17,414	10,849
Selling, general and administrative	22,829	12,516
Restructuring and impairment charges, net	269	—
Total operating expenses	40,512	23,365
Operating income (loss)	7,059	(13,573)
Interest income, net	67	117
Other income (expense), net	(1,574)	(314)
Income (loss) before income taxes	5,552	(13,770)
Provision for income taxes	367	30
Net income (loss)	$5,185	$(13,800)
Net income (loss) per share:
Basic	$0.07	$(0.24)
Diluted	$0.07	$(0.24)
Weighted-average number of shares used in per share calculations:
Basic	71,423	58,431
Diluted	72,922	58,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands) (Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Net income (loss)	$5,185	$(13,800)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,447	603
Unrealized gains on available-for-sale marketable securities	—	38
Unrealized gains on derivative instruments	157	—
Other comprehensive income, net of tax	1,604	641
Comprehensive income (loss)	$6,789	$(13,159)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$114,437	$101,408
Marketable securities	7,497	7,497
Accounts receivable, net	79,439	70,225
Inventories, net	60,371	59,806
Restricted cash	4	106
Refundable income taxes	1,105	1,391
Prepaid expenses and other current assets	11,348	14,276
Total current assets	274,201	254,709
Restricted cash	1,116	1,082
Property, plant and equipment, net	45,153	42,663
Goodwill	188,185	188,010
Intangibles, net	118,444	126,608
Deferred tax assets	3,322	3,310
Other assets	2,246	2,600
Total assets	$632,667	$618,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,316	$34,075
Accrued liabilities	26,292	30,184
Current portion of term loan	14,601	12,701
Income taxes payable	50	442
Deferred revenue	6,590	5,305
Total current liabilities	90,849	82,707
Long-term income taxes payable	1,290	1,315
Term loan, less current portion	116,872	125,475
Deferred tax liabilities	3,770	3,703
Deferred rent and other liabilities	4,536	4,726
Total liabilities	217,317	217,926
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 71,672,152 and 70,907,847 shares issued and outstanding at April 1, 2017 and December 31, 2016, respectively	72	71
Additional paid-in capital	840,714	833,341
Accumulated other comprehensive loss	(2,135)	(3,740)
Accumulated deficit	(423,301)	(428,616)
Total stockholders’ equity	415,350	401,056
Total liabilities and stockholders’ equity	$632,667	$618,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income (loss)	$5,185	$(13,800)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,162	2,468
Amortization	8,349	2,771
Accretion of discount on investments	—	(16)
Stock-based compensation expense	3,302	2,734
Amortization of debt issuance costs	171	—
Deferred income tax provision	81	—
Recovery of doubtful accounts receivable	—	(34)
Provision for excess and obsolete inventories	2,797	1,989
Acquired inventory step-up amortization	190	—
Loss on sale of long-lived assets	22	—
Gain on derivative instruments	(65)	—
Foreign currency transaction gains	(729)	(1,393)
Changes in assets and liabilities:
Accounts receivable	(8,888)	1,260
Inventories	(3,345)	(5,750)
Prepaid expenses and other current assets	3,068	2,108
Refundable income taxes	286	—
Other assets	615	(286)
Accounts payable	7,220	8,824
Accrued liabilities	(4,780)	(3,597)
Income tax payable	(419)	(2)
Deferred rent and other liabilities	71	178
Deferred revenues	1,510	(486)
Net cash provided by (used in) operating activities	17,803	(3,032)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,465)	(1,111)
Proceeds from sale of subsidiary	14	9
Purchases of marketable securities	—	(6,591)
Proceeds from maturities of marketable securities	—	12,700
Change in restricted cash	121	—
Net cash (used in) provided by investing activities	(3,330)	5,007
Cash flows from financing activities:
Proceeds from issuances of common stock	7,437	1,961
Purchase and retirement of common stock	(2,733)	—
Tax withholdings related to net share settlements of equity awards	(480)	—
Payments on term loan debt	(6,875)	—
Net cash (used in) provided by financing activities	(2,651)	1,961
Effect of exchange rate changes on cash and cash equivalents	1,207	1,713
Net increase in cash and cash equivalents	13,029	5,649
Cash and cash equivalents, beginning of period	101,408	146,264
Cash and cash equivalents, end of period	$114,437	$151,913

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Non-cash investing and financing activities:
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	$2,035	$1,166

Supplemental disclosure of cash flow information:
Income and property taxes paid, net	$407	$22
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation. The condensed consolidated financial information included herein has been prepared by FormFactor, Inc. without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2016 is derived from our 2016 Annual Report on Form 10-K. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal year. We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2017 and 2016 contain 52 weeks and 53 weeks, respectively and the three months ended April 1, 2017 and March 26, 2016 each contained 13 weeks. Fiscal 2017 will end on December 30, 2017.

Business Acquisition. On June 24, 2016, we completed the acquisition of Cascade Microtech Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon. Our condensed consolidated financial statements as of April 1, 2017 included the condensed consolidated balance sheet of Cascade Microtech as of April 1, 2017 and the condensed consolidated statement of operations of Cascade Microtech for the three months ended April 1, 2017 whereas our condensed consolidated financial statements as of and for the three months ended March 26, 2016 excluded the financial position and operations of Cascade Microtech. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

Critical Accounting Policies. Our critical accounting policies have not changed during the three months ended April 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting", which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation - Stock Compensation". The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including:
1) excess tax benefits and tax deficiencies relating to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital);
2) excess tax benefits will be classified as an operating activity in the statement of cash flows; and
3) the option to elect to estimate forfeitures or account for them when they occur.

We adopted ASU 2016-09 as of January 1, 2017, which is the first day of our fiscal 2017 and made an accounting policy election to account for forfeitures as incurred resulting in a decrease of $0.1 million in our accumulated deficit on January 1, 2017. The adjustment was reflected in our condensed consolidated balance sheet as of this date.

Additionally, we determined that there was no cumulative effect on retained earnings or other components of equity or net assets as of the beginning of the period of adoption of this guidance as the impact of recording cumulative excess tax benefits in income taxes in our condensed consolidated statement of earnings was fully offset by a valuation allowance as of the date of adoption. Finally, we will follow the prospective transition method for the recognition of windfalls and shortfalls associated with excess tax benefits and tax deficiencies relating to share based payment awards.

Note 2 — Concentration of Credit and Other Risks
We market and sell our products to a narrow base of customers and generally do not require collateral. Each of the following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended
	April 1, 2017	March 26, 2016
Intel	26.7%	34.3%
Samsung	10.3	10.4
Total revenues attributable to customers greater than 10%	37.0%	44.7%
At April 1, 2017, one customer accounted for approximately 22% of gross accounts receivable. At December 31, 2016, one customer accounted for approximately 21% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends.
Note 3 — Acquisition

On June 24, 2016, we acquired Cascade Microtech which was accounted for using the acquisition method of accounting in accordance with the FASB ASC Topic No. 805, Business Combinations. The acquired assets and liabilities of Cascade Microtech were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

The table below summarizes the assets acquired and liabilities assumed as of April 1, 2017 and December 31, 2016 (in thousands):

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

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segments as of April 1, 2017 was as below:

	Probe Cards	Systems	Total
	(in thousands)
Goodwill, gross, as of December 31, 2016	$172,482	$15,528	$188,010
Foreign currency translation	—	175	175
Balance as of April 1, 2017	$172,482	$15,703	$188,185

Goodwill recorded from the acquisition of Cascade Microtech on June 24, 2016 was $158.1 million as of April 1, 2017. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details. Goodwill recorded from the acquisition of MicroProbe Inc. on October 16, 2012 was $30.7 million as of April 1, 2017. Excluding the impact of foreign currency translation, Goodwill from these acquisitions remained unchanged from the amounts recorded as of December 31, 2016. The Company has not recorded any historical goodwill impairments as of April 1, 2017.

Gross and net intangible assets as of April 1, 2017 and December 31, 2016 were as follows (in thousands, except for weighted average useful life):

	April 1, 2017			December 31, 2016			Weighted Average Useful Life (in years)
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net	April 1, 2017
Existing developed technologies	$142,824	$61,258	$81,566	$142,701	$56,131	$86,570	4.1
Trade name	11,934	3,668	8,266	11,921	2,989	8,932	3.8
Customer relationships	39,908	12,200	27,708	39,869	10,854	29,015	5.5
Backlog	15,590	14,686	904	15,581	13,489	2,092	0.0
Total intangible assets	$210,256	$91,812	$118,444	$210,072	$83,463	$126,609
For the three months ended April 1, 2017, amortization expenses of $6.3 million and $2.0 million were included in cost of revenues and selling, general and administrative expenses, respectively. For the three months ended March 26, 2016, amortization expenses of $2.1 million and $0.6 million were included in cost of revenues and selling, general and administrative expenses, respectively.
Based on the carrying values of the intangible assets recorded as of April 1, 2017 and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2017	$22,366
2018	28,339
2019	25,675
2020	23,605
2021	12,937
and thereafter	5,522
Total	$118,444

Note 5 — Debt

Senior Secured Term Loan Facility

Our debt as of April 1, 2017 consisted of the following (in thousands):

April 1, 2017
Senior secured term loan	$132,500
Debt issuance costs	(1,027)
Total debt less debt issuance costs	$131,473

As of April 1, 2017, the Company was in compliance with all of the financial covenants under the senior secured term loan facility.

Note 6 — Restructuring Charges

Restructuring charges are comprised of costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs. Restructuring charges are included in "Restructuring and impairment charges, net" in the Condensed Consolidated Statements of Operations.

During the three months ended April 1, 2017, we recorded approximately $0.3 million of restructuring charges as a result of the consolidation of our operations. The cash payments associated with the restructuring activities are expected to be completed by the end of the third quarter of fiscal 2017. We did not record any restructuring charges during the three months ended March 26, 2016.

The activities in the restructuring accrual for the three months ended April 1, 2017 were as follows (in thousands):

	Employee Severance and Benefits	Contract Termination and Other Costs	Total
Accrual at December 31, 2016	$330	$104	$434
Restructuring charges	248	21	269
Cash payments	(423)	(35)	(458)
Adjustment to restructuring charges	32	—	32
Accrual at April 1, 2017	$187	$90	$277

Note 7 — Fair Value
Assets Measured at Fair Value on a Recurring Basis

We measure and report certain assets and liabilities at fair value on a recurring basis, including money market funds, U.S. Treasury securities, agency securities and derivatives comprised of foreign currency forward contracts and interest-rate swap contracts.

Assets measured at fair value on a recurring basis as of April 1, 2017 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$19,388	$—	$19,388
Marketable securities
U.S. Treasuries	—	7,497	7,497
Interest rate swap derivative contracts	—	1,009	1,009
Total assets	$19,388	$8,506	$27,894

Assets measured at fair value on a recurring basis as of December 31, 2016 were as follows (in thousands):

	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$19,350	$—	$19,350
Marketable securities
U.S. Treasuries	—	7,497	7,497
Foreign exchange derivative contracts	—	1,137	1,137
Interest rate swap derivative contracts	—	838	838
Total	$19,350	$9,472	$28,822

The Level 1 assets consist of our money market fund deposits. The Level 2 assets consist of our available-for-sale investment portfolio, which are valued utilizing a market approach, and derivative contracts. Our investments are priced by pricing vendors who provided observable inputs for their pricing without applying significant judgment. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are labeled as Level 2 investments because fair values of these investments are based on similar assets without applying significant judgments. In addition, all of our investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments.
Derivative Financial Instruments
Derivative assets and liabilities include foreign currency forward contracts and interest rate swap contracts. We do not use derivative financial instruments for speculative or trading purposes.
Foreign Currency Derivatives
The fair value of foreign currency forward contracts represents the estimated amount required to settle the contracts using current market exchange rates, and is based on the current foreign currency exchange rates and forward points. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments as defined under ASC 815, Derivatives and Hedging. We record the fair value of these contracts as of the end of our reporting period to our Condensed Consolidated Balance Sheets with changes in fair value recorded within “Other income (expense), net” in our Condensed Consolidated Statements of Income for both realized and unrealized gains and losses.
The location and amount of losses related to non-designated derivative instruments that matured in the three months ended April 1, 2017 and March 26, 2016 in the Condensed Consolidated Statements of Operations are as follows (in thousands):

		Amount of Loss Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	April 1, 2017	March 26, 2016
Foreign exchange forward contracts	Other income (expense), net	$(886)	$(1,562)

Interest Rate Swaps

For accounting purposes, our interest-rate swap contracts qualify for and are designated as cash flow hedges as defined under ASC 815, Derivatives and Hedging. We recorded approximately $65 thousand of hedge ineffectiveness for the three months ended April 1, 2017. The cash flows associated with the interest rate swaps are reported in net cash provided by operating activities on the Consolidated Statements of Cash Flows.

The estimated fair value of the interest rate swaps as of April 1, 2017 was reported as a derivative asset of approximately $1.0 million, recorded within other assets (current and non-current) on the Company's Condensed Consolidated Balance Sheet and is estimated based on valuation models that use interest rate yield curves as inputs. The inputs used to estimate the fair value of the Company's derivatives are classified as Level 2. We did not have any transfers of assets measured at fair value on a recurring basis to or from Level 1 and Level 2 during the three months ended April 1, 2017 and March 26, 2016.

The impact of the cash flow hedges on the consolidated financial statements is depicted below (in thousands):

The Effect of Derivative Instruments on the Statement of Financial Performance
For the Three Months Ended
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )

Derivatives in ASC 815 Cash Flow Hedging Relationships

	April 1, 2017	March 26, 2016		April 1, 2017	March 26, 2016		April 1, 2017	March 26, 2016
Interest rate contracts	$120	$—	Other income (expense), net	$(37)	$—	Other income (expense), net	$14	$—
Total	$120	$—		$(37)	$—		$14	$—

Assets Measured at Fair Value on a Non-Recurring Basis

We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Refer to Note 4 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets measured at fair value on a nonrecurring basis during the three months ended April 1, 2017 and March 26, 2016.

Note 8 — Inventories

Inventories consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$29,009	$27,402
Work-in-progress	19,625	20,390
Finished goods	11,737	12,014
	$60,371	$59,806

Note 9 — Warranty

A reconciliation of the changes in our warranty liability for the three months ended April 1, 2017 and March 26, 2016, respectively, is as follows (in thousands):

	April 1, 2017	March 26, 2016
Balance at beginning of period	$2,972	$1,116
Accruals	1,127	805
Settlements	(1,517)	(747)
Balance at the end of period	$2,582	$1,174

Note 10 — Stockholders’ Equity

Common Stock Repurchase Program

In February 2017, our Board of Directors authorized a new program to repurchase up to $25 million of outstanding common stock to offset potential dilution from sales of common stock under our employee stock purchase plan and exercises of stock options. The share repurchase program will expire on February 1, 2020. During the three months ended April 1, 2017, we repurchased and retired 250,000 shares of common stock for approximately $2.7 million.

On April 16, 2015, our Board of Directors authorized a program to repurchase up to $25.0 million of outstanding common stock on the open market which expired on April 15, 2016. During the three months ended March 26, 2016, we did not repurchase any shares under this program.

Repurchased shares are retired upon the settlement of the related trade transactions. Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units

Restricted stock unit (RSU) activity under our equity incentive plan during the three months ended April 1, 2017 is set forth below:

	Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2016	3,108,560	$8.61
Awards granted	23,622	12.70
Awards vested	(94,608)	3.51
Awards canceled	(102,721)	8.70
Restricted stock units at April 1, 2017	2,934,853	$8.81

The total fair value of RSUs vested during the three months ended April 1, 2017 and March 26, 2016 was $1.2 million and $4.0 million, respectively.

Stock Options

Stock option activity under our equity incentive plan during the three months ended April 1, 2017 is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,198,031	$9.13
Options exercised	(560,950)	8.09
Outstanding at April 1, 2017	1,637,081	$9.48	2.23	$4,073,803
Vested and expected to vest at April 1, 2017	1,637,081	$9.48	2.23	$4,073,803
Exercisable at April 1, 2017	1,355,147	$9.84	1.58	$2,915,206

Stock-Based Compensation

Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016

Cost of revenues	$854	$633
Research and development	1,082	796
Selling, general and administrative	1,366	1,305
Total stock-based compensation	$3,302	$2,734

Employee Stock Purchase Plan (ESPP)

During the three months ended April 1, 2017 and March 26, 2016, we issued 397,024 and 303,585 ESPP shares, respectively, under our 2012 Employee Stock Purchase Plan.

Unrecognized Compensation Costs

At April 1, 2017, the unrecognized stock-based compensation was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$932	1.81
Restricted stock units	17,328	2.04
Employee stock purchase plan	687	0.33
Total unrecognized stock-based compensation expense	$18,947

Note 11 — Net Income (Loss) per Share

The following table reconciles the shares used in calculating basic net income (loss) per share and diluted net income (loss) per share (in thousands):

	Three Months Ended
	April 1, 2017	March 26, 2016
Numerator:
Net income (loss) used in computing basic and diluted net income per share	$5,185	$(13,800)
Denominator:
Weighted-average shares used in computing basic net income (loss) per share	71,423	58,431
Add potentially dilutive securities	1,499	—
Weighted-average shares used in computing basic and diluted net income (loss) per share	72,922	58,431
Securities not included as they would have been antidilutive	126	4,257

Note 12 — Commitments and Contingencies

 Contractual Commitments and purchase obligations
Our lease, purchase obligations and contractual obligations have not materially changed as of April 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Environmental Matters

We did not receive any notices of violations of environmental laws and regulations during the three months ended April 1, 2017, or in our fiscal 2016. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.
Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. We have not recorded any liabilities for these indemnification arrangements on our condensed consolidated balance sheet as of April 1, 2017.
Legal Matters

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of April 1, 2017 and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings other than the proceedings summarized below. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources. Litigation can be expensive and disruptive to normal business operations. The results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

On April 8, 2016, an individual plaintiff filed a class action lawsuit against Cascade Microtech, its directors and others, alleging breaches of fiduciary duties in connection with the acquisition of Cascade Microtech by the Company. The lawsuit, captioned Solak v. Cascade Microtech, Inc., et al., was filed in Multnomah County Circuit Court in the State of Oregon. On March 17, 2017, the court entered an Order Granting Final Approval of Class Action Settlement and filed a General Judgment in the case which provided for a payment of plaintiffs’ attorneys’ fees and the dismissal with prejudice of all claims asserted in the action.

In August 2013, a former employee filed a class action lawsuit against the Company in the Superior Court of California for the County of Alameda, alleging violations of California’s wage and hour laws and other claims on behalf of himself and all similarly situated current and former employees at the Company’s Livermore facilities from August 21, 2009, onward. On March 14, 2017, the court granted preliminary approval of the parties’ stipulation under which the parties have agreed to settle the lawsuit, subject to court approvals and other conditions. The stipulation provides for payment by the Company of $1.5 million in settlement of the lawsuit. As of April 1, 2017 and December 31, 2016, we have accrued in our Consolidated Financial Statements and Condensed Consolidated Financial Statements, respectively, $1.5 million in respect of the potential payment under the stipulation of settlement.

Note 13—Operating Segments
Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards Segment and Systems Segment.
The following table summarizes the operating results by reportable segments for the three months ended April 1, 2017 and March 26, 2016 (in thousands, except percentages):

	Three Months Ended
	April 1, 2017				March 26, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$106,496	$22,333	$—	$128,829	$53,611	$—	$—	$53,611
Gross profit	$42,820	$12,090	$(7,339)	$47,571	$12,509	$—	$(2,717)	$9,792
Gross margin	40.2%	54.1%	—%	36.9%	23.3%	—%	—%	18.3%
Operating income (loss)	$21,742	$5,122	$(19,805)	$7,059	$(2,029)	$—	$(11,544)	$(13,573)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy, financial and operating results, gross margins, liquidity and capital expenditure requirements, impact of accounting standards, integration of Cascade Microtech and our share repurchase plan. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, our ability to execute our business strategy, our ability to integrate Cascade Microtech and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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
On June 24, 2016, we completed the acquisition of Cascade Microtech Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon. Our condensed consolidated financial statements as of April 1, 2017 included the condensed consolidated balance sheet of Cascade Microtech as of April 1, 2017 and the condensed consolidated statement of operations of Cascade Microtech for the three months ended April 1, 2017 whereas our condensed consolidated financial statements as of and for the three months ended March 26, 2016 excluded the financial position and operations of Cascade Microtech. See Note 3 to the Condensed Consolidated Financial Statements - Acquisition, for further details.

Therefore, our condensed consolidated financial results for the three months ended April 1, 2017 may not be directly comparable to our condensed consolidated financial results for the three months ended March 26, 2016 due to the inclusion of Cascade Microtech’s post-acquisition financial position and results for the three months ended April 1, 2017.
We operate in two reportable segments consisting of the Probe Cards Segment and Systems Segment. Sales of our probe cards and analytical probes are included in the Probe Cards Segment while sales of our probe stations, thermal sub-systems and reliability test systems are included in the Systems Segment.
We generated net income of $5.2 million in the first three months of fiscal 2017 as compared to a net loss of $(13.8) million in the first three months of fiscal 2016. The increase in net income was primarily due to additional post-acquisition revenues and associated net income generated from Cascade Microtech's operations during the three months ended April 1, 2017 as well as additional revenues driven by strong demand across our legacy products, which was partially offset by higher restructuring expenses, acquisition-related integration and amortization charges and other operational expenses in the three months ended April 1, 2017 as compared to the corresponding period in the prior year.

Our cash, cash equivalents and marketable securities and restricted cash totaled approximately $123.1 million as of April 1, 2017, as compared to approximately $110.1 million at December 31, 2016. The increase was primarily due to increased cash generated from operations as a result of higher sales. We believe we will meet our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, or maintaining or reducing our cost structure in an industry downturn, or increasing our available cash through financing, our cash, cash equivalents and marketable securities could decline in future periods.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended April 1, 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 15, 2017.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1, 2017	March 26, 2016
Revenues	100.0%	100.0%
Cost of revenues	63.1	81.7
Gross profit	36.9	18.3
Operating expenses:
Research and development	13.5	20.3
Selling, general and administrative	17.7	23.3
Restructuring and impairment charges, net	0.2	—
Total operating expenses	31.4	43.6
Operating income (loss)	5.5	(25.3)
Interest income, net	—	0.2
Other income (expense), net	(1.2)	(0.6)
Income (loss) before income taxes	4.3	(25.7)
Provision for income taxes	0.3	—
Net income (loss)	4.0%	(25.7)%

Three Months Ended April 1, 2017 and March 26, 2016:

Revenues by Segment

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands)
Probe Cards	$106,496	$53,611
Systems	22,333	—
Total	$128,829	$53,611

The increase in Probe Card segment revenue for the three months ended April 1, 2017, compared to the three months ended March 26, 2016 was the result of an increase in unit sales, driven by higher demand for our Foundry & Logic products, and the 2016 acquisition of Cascade Microtech. The increase in Systems segment revenue for the three months ended April 1, 2017 was the result of the 2016 acquisition of Cascade Microtech. Prior to the acquisition, we did not operate in the Systems segment.

Revenues by Market
Our product revenues by market were as follows for the periods indicated:

	Three Months Ended
	April 1, 2017	March 26, 2016	% Change
	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$74,310	$36,135	105.6%
DRAM	28,956	16,289	77.8
Flash	3,230	1,187	172.1
Systems Market:
Systems	22,333	—	100.0
Total revenues	$128,829	$53,611	140.3%

The increase in Foundry & Logic product revenue for the three months ended April 1, 2017, compared to the three months ended March 26, 2016 was primarily the result of increased unit sales driven by higher customer demand across all applications including microprocessors, radio-frequency, mobile, industrial and automotive, and the 2016 acquisition of Cascade Microtech. The increase in DRAM product revenue for the three months ended April 1, 2017, compared to the three months ended March 26, 2016, was the result of increased customer demand in the DRAM market, as DRAM manufacturers continue their technology node transitions. The increase in Flash product revenue was result of design wins.

The increase in Systems product revenue for the three months ended April 1, 2017 was the result of the 2016 acquisition of Cascade Microtech. Prior to the acquisition, we did not operate in the Systems market.

Revenues by Geographic Region

The following table sets forth our revenues by geographic region for the periods indicated:

	Three Months Ended
	April 1, 2017	% of Revenue	March 26, 2016	% of Revenue
	(In thousands, except percentages)
United States	$39,841	30.9%	$17,555	32.7%
Asia-Pacific (1)	26,006	20.2	3,595	6.7
Taiwan	19,545	15.2	12,660	23.6
South Korea	18,737	14.5	8,868	16.5
Japan	15,233	11.8	3,120	5.8
Europe	8,749	6.8	7,813	14.6
Rest of the world	718	0.6	—	—
Total revenues	$128,829	100.0%	$53,611	100.0%
_________________________________________________________________________________________________

(1)	Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their North American subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than North America.

The overall increase in geographical revenues across the regions was primarily attributable to additional revenues generated in the first quarter of fiscal 2017 as a result of our acquisition of Cascade Microtech and strong demand for our legacy products across the board.

Cost of Revenues and Gross Margins

Cost of revenues consists primarily of manufacturing materials, payroll, shipping and handling costs, manufacturing-related overhead and amortization of certain intangible assets. Our manufacturing operations rely on a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs, inventory provisions and amortization of certain intangible assets as cost of revenues. The increase in cost of revenues was affected primarily by our Cascade Microtech acquisition and additional factors as discussed below.

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

Our gross profit and gross margin by segment for the three months ended April 1, 2017 and March 26, 2016 were as below (in thousands, except percentages):

	Three Months Ended				Three Months Ended
	April 1, 2017				March 26, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$42,820	$12,090	$(7,339)	$47,571	$12,509	$—	$(2,717)	$9,792
Gross margin	40.2%	54.1%	—	36.9%	23.3%	—%	—	18.3%
Probe Cards

For the three months ended April 1, 2017, gross margin in the Probe Cards Segment increased as a result of the inclusion of the Cascade Microtech acquisition for its product sales, higher sales from our legacy products and improvements in overall gross margins driven by improved manufacturing efficiency in our Foundry & Logic factories.
Systems

For the three and nine months ended April 1, 2017, gross margins in the Systems Segment increased due to the inclusion of Cascade's gross margin relating to its product sales as a result of our acquisition of Cascade Microtech. Prior to the acquisition, we operated in the Probe Cards Segment only and did not generate any Systems Segment revenue.

Overall

The overall gross profit and gross margin for the three months ended April 1, 2017 and March 26, 2016 were as below (in thousands, except percentages):

	Three Months Ended
	April 1, 2017	March 26, 2016

Gross profit	$47,571	$9,792
Gross margin	36.9%	18.3%

Gross profit fluctuates with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended April 1, 2017 and March 26, 2016, gross margins increased due to strong sales and gross margins in our Foundry & Logic products including the sales and gross margins of Foundry & Logic products arising from our acquisition of Cascade Microtech. The increase in gross margin was also driven by improved manufacturing efficiency in our Foundry & Logic factories.

Gross profit included stock-based compensation expense of $0.9 million and $0.6 million respectively, for the three months ended April 1, 2017 and March 26, 2016.

Future gross margins may be adversely impacted by lower revenues and lower factory utilization even though we have taken significant steps to reduce our operating cost structure. Our gross margins may also be adversely affected if we are required to record additional inventory provision charges and inventory write-downs if estimated average selling prices of products held in finished goods and work in process inventories are below the manufacturing cost of those products.

Research and Development

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands, except percentages)
Research and development	$17,414	$10,849
% of revenues	13.5%	20.3%

The increase in the three months ended April 1, 2017 when compared to the corresponding period in the prior year was primarily due to our Cascade Microtech acquisition resulting in an increase of $4.8 million in employee compensation costs, $0.4 million in general operating expenses, $0.3 million in stock-based compensation expense, $0.3 million in project and material costs and $0.3 million in depreciation costs.

Stock-based compensation expense included in research and development expenses was $1.1 million and $0.8 million for the three months ended April 1, 2017 and March 26, 2016, respectively.

Selling, General and Administrative

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands, except percentages)
Selling, general and administrative	$22,829	$12,516
% of revenues	17.7%	23.3%

The increase in the three months ended April 1, 2017 when compared to the corresponding period in the prior year was primarily due to our Cascade Microtech acquisition resulting in an increase of $6.5 million in employee compensation costs, $1.6 million in consulting fees, $1.4 million in depreciation and amortization charges, $1.1 in travel related costs and $0.9 in general operating costs, partially offset by a decrease of $1.6 million in acquisition costs.

Stock-based compensation expense included within selling, general and administrative expenses was $1.4 million and $1.3 million for the three months ended April 1, 2017 and March 26, 2016, respectively.

Restructuring Charges, net

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands, except percentages)
Restructuring charges, net	$269	$—
% of revenues	0.2%	—%
Restructuring charges are comprised of costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

During the three months ended April 1, 2017, we recorded approximately $0.3 million of severance charges as a result of the consolidation of our operations. The cash payments associated with the restructuring activities are expected to be completed by the end of the third quarter of fiscal 2017. We did not record any restructuring charges during the three months ended March 26, 2016.

Interest Income, Net and Other Income (Expense), Net

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands, except percentages)
Interest income, net	$67	$117
% of revenue	—%	0.2%
Other income (expense), net	$(1,574)	$(314)
% of revenues	(1.2)%	(0.6)%

Interest income, net is primarily earned on our cash, cash equivalents and marketable securities. The decrease in interest income, net for the three months ended April 1, 2017 when compared to the corresponding period in the prior year was primarily the result of higher invested cash balances in the three months ended March 26, 2016 partially offset by higher yields on our cash balances in the three months ended April 1, 2017. Cash, cash equivalents, restricted cash and marketable securities were $123.1 million at April 1, 2017 compared to $151.9 million at March 26, 2016. The weighted-average yield on our cash, cash equivalents and marketable securities for the three months ended April 1, 2017 and March 26, 2016 was 0.48% and 0.27%, respectively.

Other income (expense), net is comprised primarily of interest expense on our term loan and interest-rate swap derivative contracts, term loan issuance costs amortization charges, foreign currency impact and various other gains and losses. The increase in other income (expense), net for the three months ended April 1, 2017 when compared to the corresponding period in the prior year was primarily due to approximately $1.2 million of charges related to interest payments on our term loan and interest-rate swap derivative contracts and term loan issuance cost amortization charges.

Liquidity and Capital Resources

 Capital Resources: Our working capital was $183.4 million at April 1, 2017 and $172.0 million at December 31, 2016. The increase in working capital in the three months ended April 1, 2017 was primarily due to increased cash generated from operations as a result of higher sales partially offset by an increase in our current liabilities.

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
Our cash, cash equivalents and marketable securities totaled approximately $121.9 million at April 1, 2017, as compared to $108.9 million at December 31, 2016. Cash and cash equivalents and marketable securities included $39.8 million held by our foreign subsidiaries as of April 1, 2017. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (due to an industry down-turn or otherwise), or increasing our available cash through financing, our cash, cash equivalents and marketable securities may decline in fiscal 2017.
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

The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	April 1, 2017	March 26, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$17,803	$(3,032)
Net cash (used in) provided by investing activities	(3,330)	5,007
Net cash (used in) provided by financing activities	$(2,651)	$1,961

Cash flows from operating activities: Net cash provided by operating activities for the three months ended April 1, 2017 was primarily attributable to our operations generating $22.5 million of cash (a net income of $5.2 million which included $17.3 million of net non-cash expenses) offset by working capital using $4.7 million of cash. Net non-cash expenses primarily included $8.3 million of amortization, $3.3 million of stock-based compensation expense, $3.2 million of depreciation, $2.8 million of provision for excess and obsolete inventories and $0.2 million of acquisition-related inventory step-up amortization, which was partially offset by $0.7 million of non-cash foreign currency transaction gains.

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

The net change in operating assets and liabilities for the three months ended April 1, 2017 resulted in a net use of cash of $4.7 million, which consisted primarily of a $8.9 million increase in accounts receivable as a result of increased sales and the timing of customer shipments, a $4.8 million decrease in accrued liabilities due to decreases in accrued employee compensation, employee stock purchase plan withholdings and foreign sales taxes, and a $3.3 million increase in inventory related to expected customer demand. The uses of cash was partially offset by a $7.2 million increase in accounts payable as a result of increased inventory purchasing and the timing of vendor payments, a $3.1 million decrease in prepaid assets and a $1.5 million increase in deferred revenues from customer deposits.

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

Cash flows from investing activities: Net cash used in investing activities for the three months ended April 1, 2017 was primarily related to cash used in the acquisition of property and equipment of $3.5 million. We carefully monitor our investments to minimize risks and did not experience other than temporary investment losses for the three months ended April 1, 2017.

Net cash provided by investing activities for the three months ended March 26, 2016 was primarily related to $12.7 million of proceeds from maturities of marketable securities offset by purchases of marketable securities totaling $6.6 million and cash used in the acquisition of property and equipment of $1.1 million.

Cash flows from financing activities: Net cash used in financing activities for the three months ended April 1, 2017 primarily related to $6.9 million of principal payments made towards the repayment of our term loan, $2.7 million related to the repurchase of our common stock and $0.5 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $7.4 million from proceeds received from purchases under our 2012 Employee Stock Purchase Plan and option exercises.

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
Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of April 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 1, 2017, we were not involved in any such off-balance sheet arrangements.

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
We do not plan to early adopt the guidance. We are currently evaluating the impact of this ASU on our Systems and Probes Cards Segments. Depending on the results of our review, there could be changes to the timing of recognition of revenues. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of our fiscal 2017 along with our implementation process prior to the adoption of this ASU on January 1, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since December 31, 2016.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the three months ended April 1, 2017 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

In February 2017, our Board of Directors authorized a new program to repurchase up to $25 million of outstanding common stock to offset potential dilution from sales of common stock under our employee stock purchase plan and exercises of stock options. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time. The share repurchase program will expire on February 1, 2020.

During the three months ended April 1, 2017, we repurchased and retired 250,000 shares of common stock for approximately $2.7 million.

The following table summarizes our repurchases of outstanding common stock for the three months ended April 1, 2017:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
January 1 2017-January 28, 2017	—	$—	—	$25,000,000
January 29, 2017-February 25, 2017	—	—	—	$25,000,000
February 26, 2017-April 1, 2017	250,000	10.92	250,000	$22,270,000
	250,000	$10.92	250,000

(1) On February 8, 2017, we publicly announced a new program to repurchase up to $25 million of our outstanding common stock to offset potential dilution from sales of common stock under our employee stock purchase plan and exercises of stock options. The share repurchase program will expire on February 1, 2020.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

FormFactor, Inc.

Date:	May 10, 2017	By:	/s/ Michael M. Ludwig

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