Form 10-Q
period 2017-07-01
FORMFACTOR INC
filed 2017-08-10
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017

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

As of August 4, 2017, 72,544,645 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$107,817	$101,408
Marketable securities	22,156	7,497
Accounts receivable, net of allowances for doubtful accounts of $299 and $298	91,710	70,225
Inventories, net	64,951	59,806
Restricted cash	4	106
Refundable income taxes	1,092	1,391
Prepaid expenses and other current assets	13,001	14,276
Total current assets	300,731	254,709
Restricted cash	768	1,082
Property, plant and equipment, net of accumulated depreciation and amortization of $248,390 and $241,943	45,667	42,663
Goodwill	189,192	188,010
Intangibles, net	111,779	126,608
Deferred tax assets	3,302	3,310
Other assets	1,959	2,600
Total assets	$653,398	$618,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,179	$34,075
Accrued liabilities	33,444	30,184
Current portion of term loan	18,380	12,701
Income taxes payable	167	442
Deferred revenue	9,452	5,305
Total current liabilities	104,622	82,707
Long-term income taxes payable	1,046	1,315
Term loan, less current portion	104,506	125,475
Deferred tax liabilities	4,070	3,703
Deferred rent and other liabilities	4,548	4,726
Total liabilities	218,792	217,926
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 72,346,116 and 70,907,847 shares issued and outstanding	73	71
Additional paid-in capital	839,751	833,341
Accumulated other comprehensive income (loss)	507	(3,740)
Accumulated deficit	(405,725)	(428,616)
Total stockholders’ equity	434,606	401,056
Total liabilities and stockholders’ equity	$653,398	$618,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues	$143,976	$83,083	$272,805	$136,694
Cost of revenues	82,209	57,656	163,467	101,475
Gross profit	61,767	25,427	109,338	35,219
Operating expenses:
Research and development	18,542	11,133	35,956	21,982
Selling, general and administrative	23,602	14,030	46,431	26,546
Restructuring and impairment charges, net	44	6,910	313	6,910
Total operating expenses	42,188	32,073	82,700	55,438
Operating income (loss)	19,579	(6,646)	26,638	(20,219)
Interest income	93	99	160	216
Interest expense	(1,162)	(11)	(2,337)	(11)
Other income (expense), net	107	(302)	(292)	(616)
Income (loss) before income taxes	18,617	(6,860)	24,169	(20,630)
Provision (benefit) for income taxes	1,040	(43,744)	1,407	(43,714)
Net income	$17,577	$36,884	$22,762	$23,084
Net income per share:
Basic	$0.24	$0.62	$0.32	$0.39
Diluted	$0.24	$0.61	$0.31	$0.39
Weighted-average number of shares used in per share calculations:
Basic	72,200	59,572	71,821	59,001
Diluted	73,539	59,988	73,185	59,639

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$17,577	$36,884	$22,762	$23,084
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,782	916	4,229	1,519
Unrealized gains on available-for-sale marketable securities	(23)	3	(22)	41
Unrealized gains on derivative instruments	(117)	—	40	—
Other comprehensive income, net of tax	2,642	919	4,247	1,560
Comprehensive income	$20,219	$37,803	$27,009	$24,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$22,762	$23,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,549	4,951
Amortization	15,994	5,459
Accretion of discount on investments	9	(28)
Stock-based compensation expense	6,692	4,275
Amortization of debt issuance costs	334	—
Deferred income tax provision	104	(43,863)
Recovery of doubtful accounts receivable	—	(34)
Provision for excess and obsolete inventories	4,597	2,800
Acquired inventory step-up amortization	479	—
(Gain) loss on sale of long-lived assets	53	(32)
Gain on derivative instruments	(24)	—
Non-cash restructuring	—	964
Foreign currency transaction gains	(1,441)	(1,753)
Changes in assets and liabilities:
Accounts receivable	(20,999)	(21,657)
Inventories	(8,847)	(7,978)
Prepaid expenses and other current assets	1,454	1,226
Refundable income taxes	303	—
Other assets	726	(286)
Accounts payable	7,322	21,177
Accrued liabilities	2,298	8,593
Income tax payable	(552)	(1)
Deferred rent and other liabilities	97	115
Deferred revenues	4,371	(602)
Net cash provided by (used in) operating activities	42,281	(3,590)
Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,759)	(3,633)
Acquisition of Cascade Microtech, net of cash acquired	—	(215,216)
Proceeds from sale of subsidiary	29	19
Proceeds from sale of property, plant and equipment	—	53
Purchases of marketable securities	(14,690)	(10,587)
Proceeds from maturities of marketable securities	—	33,900
Change in restricted cash	452	(3)
Net cash used in investing activities	(21,968)	(195,467)
Cash flows from financing activities:
Proceeds from issuances of common stock	14,485	1,961
Purchase and retirement of common stock	(10,132)	—
Tax withholdings related to net share settlements of equity awards	(4,461)	—
Proceeds from term loan debt	—	150,000
Payments on term loan debt	(15,625)	—
Payments of term loan debt issuance costs	—	(1,506)
Net cash (used in) provided by financing activities	(15,733)	150,455
Effect of exchange rate changes on cash and cash equivalents	1,829	2,563
Net increase (decrease) in cash and cash equivalents	6,409	(46,039)
Cash and cash equivalents, beginning of period	101,408	146,264
Cash and cash equivalents, end of period	$107,817	$100,225

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

Non-cash investing and financing activities:
Fair value of stock issued in connection with the acquisition of Cascade Microtech	$—	$93,216
Fair value of stock options and restricted stock-based awards assumed in connection with acquisition of Cascade Microtech	—	7,776
Fair value of vested stock options and restricted stock-based awards paid in cash in connection with the acquisition of Cascade Microtech	—	12,815
Changes in accounts payable and accrued liabilities related to property, plant and equipment purchases	1,539	1,292

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,523	$217
Cash paid for interest	2,010	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2017 and 2016 contain 52 weeks and 53 weeks, respectively and the six months ended July 1, 2017 and June 25, 2016 each contained 13 weeks. Fiscal 2017 will end on December 30, 2017.

Business Acquisition
On June 24, 2016, we completed the acquisition of Cascade Microtech, Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon and, accordingly, our Condensed Consolidated Statements of Operations include the results of operations of Cascade Microtech since that date.

Critical Accounting Policies
Our critical accounting policies have not changed during the six months ended July 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Pronouncements

ASU 2017-09
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU 2017-09 provides clarity and reduces both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

ASU 2016-09
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which amends Accounting Standards Codification ("ASC") Topic 718, "Compensation - Stock Compensation." The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements including:

1) that excess tax benefits and tax deficiencies relating to share based payment awards will be recognized as income tax benefit or expense in the reporting period in which they occur (previously such amounts were recognized in additional paid-in capital);
2) that excess tax benefits will be classified as an operating activity in the statement of cash flows; and
3) companies have the option to elect to estimate forfeitures or to account for them when they occur.

We adopted ASU 2016-09 as of January 1, 2017, which is the first day of our fiscal 2017 and made an accounting policy election to account for forfeitures as incurred, resulting in a decrease of $0.1 million in our accumulated deficit on January 1, 2017. The adjustment was reflected in our Condensed Consolidated Balance Sheets as of this date.

Additionally, we determined that there was no other cumulative effect on accumulated deficit or other components of equity or net assets as of the beginning of the period of adoption of this guidance as the impact of recording cumulative excess tax benefits in income taxes in our Condensed Consolidated Statements of Operations was fully offset by a valuation allowance as of the date of adoption. Finally, we will follow the prospective transition method for the recognition of windfalls and shortfalls associated with excess tax benefits and tax deficiencies relating to share-based payment awards.

ASU 2016-10, ASU 2015-14 and ASU 2014-09
In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” and which was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. The effective date and transition of ASU 2016-10 is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),”as discussed below.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," and, in August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or cumulative effect transition methods. This guidance will replace most existing revenue recognition guidance in United States GAAP when it becomes effective, which for us will be at the beginning of the first quarter of fiscal year 2018 using one of the two prescribed transition methods. Early adoption of one year prior to the required effective date is permitted.

We do not plan to early adopt the guidance. We are currently evaluating the impact of these ASUs. Depending on the results of our review, there could be changes to the timing of recognition of revenues. We expect to complete our assessment process, including selecting a transition method for adoption, by the end of the third quarter of our fiscal 2017, along with our implementation process prior to the adoption of these ASUs on January 1, 2018.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires that lease arrangements longer than twelve months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We are evaluating the impact of the updated guidance on our consolidated financial statements.

Note 2 — Concentration of Credit and Other Risks

We market and sell our products to a narrow base of customers and generally do not require collateral. Each of the following customers accounted for more than 10% of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Intel	24.9%	44.1%	25.8%	40.2%
SK hynix	*	15.2	*	10.7
Total revenues attributable to customers greater than 10%	24.9%	59.3%	25.8%	50.9%

* Less than 10%.

At July 1, 2017, two customers each accounted for approximately 31% and 11%, respectively, of gross accounts receivable. At December 31, 2016, one customer accounted for approximately 21% of gross accounts receivable. No other customers accounted for more than 10% of gross accounts receivable at either of these fiscal period ends.

Note 3 — Inventories

Inventories are valued at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$30,981	$27,402
Work-in-progress	20,245	20,390
Finished goods	13,725	12,014
	$64,951	$59,806

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 26, 2015	$30,731	$—	$30,731
Additions - Cascade Microtech acquisition	141,751	16,390	158,141
Foreign currency translation	—	(862)	(862)
Goodwill, gross, as of December 31, 2016	172,482	15,528	188,010
Foreign currency translation	—	1,182	1,182
Goodwill, gross, as of July 1, 2017	$172,482	$16,710	$189,192

We have not recorded any goodwill impairments as of July 1, 2017.

Intangible assets were as follows (in thousands):

	July 1, 2017			December 31, 2016
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$143,590	$66,516	$77,074	$142,656	$56,085	$86,571
Trade name	12,021	4,356	7,665	11,915	2,984	8,931
Customer relationships	40,140	13,574	26,566	39,860	10,845	29,015
Backlog	18,071	17,597	474	17,843	15,752	2,091
	$213,822	$102,043	$111,779	$212,274	$85,666	$126,608
Amortization expense was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of revenues	$5,613	$2,079	$11,938	$4,157
Selling, general and administrative	2,031	651	4,056	1,302
	$7,644	$2,730	$15,994	$5,459
The estimated amortization of intangible assets over the next five years is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2017	$14,885
2018	28,545
2019	25,881
2020	23,812
2021	13,064
Thereafter	5,592
$111,779

Note 5 — Restructuring Charges

Restructuring charges are comprised of costs related to employee termination benefits, including stock-based compensation, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

Restructuring charges in the fiscal 2017 and fiscal 2016 periods were related to the consolidation of Cascade Microtech into our operations. Restructuring charges in the fiscal 2016 periods also included costs related to the consolidation of our sales operations.

The activities in the restructuring accrual for the six months ended July 1, 2017 were as follows (in thousands):

	Employee Severance and Benefits	Contract Termination and Other Costs	Total
Accrual at December 31, 2016	$330	$104	$434
Restructuring charges	302	11	313
Cash payments	(529)	(64)	(593)
Adjustment to restructuring charges	33	(5)	28
Accrual at July 1, 2017	$136	$46	$182

The cash payments associated with these restructuring activities are expected to be completed by the end of the third quarter of fiscal 2017.

Note 6 — Fair Value

Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical securities or quoted market prices of similar securities from active markets. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 valuations are obtained from real-time quotes for transactions in active exchange markets involving identical securities;

•
Level 2 valuations utilize significant observable inputs, such as quoted prices for similar assets or liabilities, quoted prices near the reporting date in markets that are less active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•
Level 3 valuations utilize unobservable inputs to the valuation methodology and include our own data about assumptions market participants would use in ricing the asset or liability based on the best information available under the circumstances.

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended July 1, 2017 or the year ended December 31, 2016.

The carrying values of Cash and cash equivalents, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of fiscal 2017.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and (liabilities) measured at fair value on a recurring basis were as follows (in thousands):

July 1, 2017	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$4,207	$—	$4,207
Commercial paper	—	500	500
Marketable securities
Certificates of deposit	—	960	960
Agency securities	—	8,490	8,490
Corporate bonds	—	11,707	11,707
Commercial paper	—	999	999
	—	22,156	22,156
Foreign exchange derivative contracts	—	148	148
Interest rate swap derivative contracts	—	891	891
Total assets	$4,207	$23,695	$27,902
Liabilities:
Foreign exchange derivative contracts	$—	$(1,093)	$(1,093)

December 31, 2016	Level 1	Level 2	Total
Assets:
Cash equivalents
Money market funds	$19,350	$—	$19,350
Marketable securities
U.S. Treasuries	—	7,497	7,497
Foreign exchange derivative contracts	—	1,137	1,137
Interest rate swap derivative contracts	—	838	838
Total	$19,350	$9,472	$28,822

We did not have any liabilities measured at fair value on a recurring basis at December 31, 2016.

Cash Equivalents
The fair value of our cash equivalents is determined based on quoted market prices for similar or identical securities.

Marketable Securities
We classify our marketable securities as available-for-sale and value them utilizing a market approach. Our investments are priced by pricing vendors who provide observable inputs for their pricing without applying significant judgment. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors or when a broker price is more reflective of fair value. Our broker-priced investments are categorized as Level 2 investments because fair value is based on similar assets without applying significant judgments. In addition, all of our investments have a sufficient level of trading volume to demonstrate that the fair value is appropriate.

Unrealized gains and losses were immaterial and were recorded as a component of Accumulated other comprehensive loss in our Condensed Consolidated Balance Sheets. We did not have any other-than-temporary unrealized gains or losses at either period end.

Interest Rate Swaps
The fair value of our interest rate swap contracts is determined based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contracts qualify for, and are designated as, cash flow hedges. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows.

The estimated fair value of the interest rate swaps as of July 1, 2017 and December 31, 2016 was reported as a derivative asset of approximately $0.9 million and $0.8 million, respectively, within Prepaid expenses and other current assets and Other assets in our Condensed Consolidated Balance Sheets.

The impact of the cash flow hedges on our Condensed Consolidated Statements of Operations was as follows (in thousands):

For the Three Months Ended
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )

Derivatives in Cash Flow Hedging Relationships

	July 1, 2017	June 25, 2016		July 1, 2017	June 25, 2016		July 1, 2017	June 25, 2016
Interest rate swap contracts	$(111)	$—	Interest expense	$6	$—	Interest expense	$9	$—

For the Six Months Ended
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )

Derivatives in Cash Flow Hedging Relationships

	July 1, 2017	June 25, 2016		July 1, 2017	June 25, 2016		July 1, 2017	June 25, 2016
Interest rate swap contracts	$8	$—	Interest expense	$(32)	$—	Interest expense	$24	$—

Foreign Exchange Derivative Contracts
The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. We recorded the net unrealized gain or loss in our Condensed Consolidated Statements of Operations as a component of Other income (expense), net each period as incurred. We had one foreign exchange derivative contract outstanding at July 1, 2017 which will mature in the third quarter of fiscal 2017.

The following table provides information about our foreign currency forward contracts outstanding as of July 1, 2017 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	2,022,937	$17,998
Taiwan Dollar	Buy	(31,632)	(1,044)
Korean Won	Buy	(3,061,190)	(2,684)
Euro Dollar	Sell	2,067	2,363
Euro	Buy	729	782
Euro	Sell	15,310	16,401
Total USD notional amount of outstanding foreign exchange contracts			$33,816

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains and losses related to non-designated derivative instruments that matured were as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Foreign exchange forward contracts	Other income (expense), net	$23	$(141)	$(863)	$(1,703)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Refer to Note 4 to the Condensed Consolidated Financial Statements-Goodwill and Intangible Assets, for further details. There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended July 1, 2017 and June 25, 2016.

Note 7 — Warranty

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Six Months Ended
	July 1, 2017	June 25, 2016
Balance at beginning of period	$2,972	$1,116
Warranty reserve from acquisition of Cascade Microtech	—	795
Accruals	2,477	2,054
Settlements	(2,656)	(1,693)
Balance at end of period	$2,793	$2,272

Note 8 — Stockholders’ Equity

Common Stock Repurchase Program
In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on February 1, 2020. During the six months ended July 1, 2017, we repurchased and retired 800,320 shares of common stock for approximately $10.1 million.

Repurchased shares are retired upon the settlement of the related trade transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (RSU) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 31, 2016	3,108,560	$8.61
Awards granted	118,722	13.13
Awards vested	(921,058)	7.25
Awards canceled	(144,273)	8.30
RSUs at July 1, 2017	2,161,951	$9.39

The total fair value of RSUs vested during the six months ended July 1, 2017 was $12.0 million.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	2,198,031	$9.13
Options exercised	(1,253,517)	9.24
Options canceled	(65,308)	13.60
Outstanding at July 1, 2017	879,206	$8.63	3.34	$3,319
Vested and expected to vest at July 1, 2017	879,206	$8.63	3.34	$3,319
Exercisable at July 1, 2017	597,772	$9.04	2.51	$2,008

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Cost of revenues	$792	$405	$1,646	$1,038
Research and development	1,249	542	2,331	1,338
Selling, general and administrative	1,349	594	2,715	1,899
Total stock-based compensation	$3,390	$1,541	$6,692	$4,275

Employee Stock Purchase Plan (ESPP)
Information related to activity under our ESPP was as follows:

Six Months Ended
July 1, 2017
Shares issued	397,024
Weighted average per share purchase price	$7.30
Weighted average per share discount from the fair value of our common stock on the date of issuance	$5.15

Unrecognized Compensation Costs
 At July 1, 2017, the unrecognized stock-based compensation was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$799	1.57
Restricted stock units	15,499	1.80
Employee stock purchase plan	172	0.08
Total unrecognized stock-based compensation expense	$16,470	1.78

Note 9 — Income Taxes

Information regarding our income tax provision (benefit) was as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Provision (benefit) for income taxes	$1,040	$(43,744)	$1,407	$(43,714)
Effective income tax rate	5.6%	637.7%	5.8%	211.9%

Income tax provision (benefit) reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from lapsing of statute of limitations related to uncertain tax positions in foreign jurisdictions. We continue to maintain a full valuation allowance against our U.S. Federal and State deferred tax assets.

The income tax benefits in the fiscal 2016 periods were primarily due to the release of valuation allowance on our deferred tax assets ("DTAs") in connection with our acquisition of Cascade Microtech as a result of the establishment of deferred tax liabilities ("DTLs") on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by approximately $43.9 million and created additional sources of income to realize a tax benefit for our previously-existing DTAs. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of approximately $43.9 million during the three and six months ended June 25, 2016.

Note 10 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Weighted-average shares used in computing basic net income per share	72,200	59,572	71,821	59,001
Add potentially dilutive securities	1,339	416	1,364	638
Weighted-average shares used in computing basic and diluted net income per share	73,539	59,988	73,185	59,639

Securities not included as they would have been antidilutive	82	2,259	96	1,809

Note 11 — Commitments and Contingencies

Contractual Commitments and Purchase Obligations
Our lease commitments, purchase obligations and other contractual obligations have not materially changed as of July 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Indemnification Arrangements
We have entered, and may, from time to time in the ordinary course of our business, enter, into contractual arrangements with third parties that include indemnification obligations. We have not recorded any liabilities for these indemnification arrangements on our Condensed Consolidated Balance Sheet as of July 1, 2017 or December 31, 2016.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of July 1, 2017, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings other than the proceedings summarized below. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources. Litigation can be expensive and disruptive to normal business operations. The results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

On April 8, 2016, an individual plaintiff filed a class action lawsuit against Cascade Microtech, its directors and others, alleging breaches of fiduciary duties in connection with our acquisition of Cascade Microtech. The lawsuit, captioned Solak v. Cascade Microtech, Inc., et al., was filed in Multnomah County Circuit Court in the State of Oregon. On March 17, 2017, the court entered an Order Granting Final Approval of Class Action Settlement and filed a General Judgment in the case which provided for a payment of plaintiffs’ attorneys’ fees and the dismissal with prejudice of all claims asserted in the action.

In August 2013, a former employee filed a class action lawsuit against us in the Superior Court of California for the County of Alameda alleging violations of California’s wage and hour laws and other claims on behalf of himself and all similarly situated current and former employees at our Livermore facilities. On March 14, 2017, the court granted preliminary approval of the parties’ stipulation under which the parties have agreed to settle the lawsuit, subject to certain conditions. The stipulation provides for payment by us of $1.5 million in settlement of the lawsuit, and, accordingly, as of July 1, 2017 and December 31, 2016, we had $1.5 million accrued in our Condensed Consolidated Balance Sheets for potential payment under the stipulation of settlement.

Note 12 — Operating Segments and Geographic Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards Segment and Systems Segment.

The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	July 1, 2017				June 25, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$121,624	$22,352	$—	$143,976	$83,083	$—	$—	$83,083
Gross profit	$56,946	$11,515	$(6,694)	$61,767	$27,945	$—	$(2,518)	$25,427
Gross margin	46.8%	51.5%	—%	42.9%	33.6%	—%	—%	30.6%
Operating income (loss)	$24,792	$3,970	$(9,183)	$19,579	$12,507	$—	$(19,153)	$(6,646)

	Six Months Ended
	July 1, 2017				June 25, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$228,120	$44,685	$—	$272,805	$136,694	$—	$—	$136,694
Gross profit	$99,766	$23,605	$(14,033)	$109,338	$40,453	$—	$(5,234)	$35,219
Gross margin	43.7%	52.8%	—%	40.1%	29.6%	—%	—%	25.8%
Operating income (loss)	$36,391	$9,083	$(18,836)	$26,638	$10,479	$—	$(30,698)	$(20,219)

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

Geographic Revenue
Revenue by geography was as follows (dollars in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2017	% of Revenue	June 25, 2016	% of Revenue	July 1, 2017	% of Revenue	June 25, 2016	% of Revenue
	(Dollars in thousands)
United States	$50,347	35.0%	$31,599	38.0%	$90,236	33.1%	$49,154	36.0%
Taiwan	29,802	20.7	12,890	15.5	49,347	18.1	25,550	18.7
South Korea	22,716	15.8	17,590	21.2	41,453	15.2	26,458	19.5
Asia-Pacific (1)	20,420	14.2	4,383	5.3	46,426	17.0	7,978	5.8
Europe	10,629	7.4	12,072	14.5	19,378	7.2	19,885	14.5
Japan	9,376	6.5	4,549	5.5	24,610	9.0	7,669	5.6
Rest of the world	686	0.5	—	—	1,355	0.5	—	—
Total revenues	$143,976	100.0%	$83,083	100.0%	$272,805	100.0%	$136,694	100.0%

(1) Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Assets by Geography
There were no significant changes to assets by geography during the six months ended July 1, 2017 and, accordingly, such information is not included.

Note 13 — Acquisition

On June 24, 2016, we acquired Cascade Microtech, which was accounted for using the acquisition method of accounting. The acquired assets and liabilities of Cascade Microtech were recorded at their respective fair values including an amount for goodwill, representing the difference between the acquisition consideration and the fair value of the identifiable net assets. During the second quarter of 2017, we finalized our purchase price allocation, with no changes made to our allocation as of December 31, 2016.

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

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of test and measurement solutions. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal sub-systems and reliability test systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits (devices) from development to production. Customers use our products and services to lower production costs, improve yields, and enable development of complex next-generation devices.

On June 24, 2016, we completed the acquisition of Cascade Microtech, Inc. ("Cascade Microtech"), headquartered in Beaverton, Oregon and, accordingly, our Condensed Consolidated Statements of Operations include the results of operations of Cascade Microtech since that date. Therefore, our condensed consolidated financial results for the three and six months ended July 1, 2017 may not be directly comparable to our condensed consolidated financial results for the three and six months ended June 25, 2016.

We operate in two reportable segments consisting of the Probe Cards Segment and Systems Segment. Sales of our probe cards and analytical probes are included in the Probe Cards Segment while sales of our probe stations, thermal sub-systems and reliability test systems are included in the Systems Segment.

We generated net income of $22.8 million in the first six months of fiscal 2017 as compared to $23.1 million in the first six months of fiscal 2016. The decrease in net income was primarily due to the $43.7 million income tax benefit recognized in the first six months of fiscal 2016 related to the release of valuation allowances on our deferred tax assets in connection with our acquisition of Cascade Microtech, as well as acquisition-related integration and amortization charges and other operational expenses in the six months ended July 1, 2017 as compared to the corresponding period in the prior year. This decrease was mostly offset by additional post-acquisition revenues and associated net income generated from Cascade Microtech's operations, as well as additional revenues driven by strong demand across our legacy products.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 1 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended July 1, 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 15, 2017.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.1	69.4	59.9	74.2
Gross profit	42.9	30.6	40.1	25.8
Operating expenses:
Research and development	12.9	13.4	13.2	16.1
Selling, general and administrative	16.4	16.9	17.0	19.4
Restructuring and impairment charges, net	—	8.3	0.1	5.1
Total operating expenses	29.3	38.6	30.3	40.6
Operating income (loss)	13.6	(8.0)	9.8	(14.8)
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.8)	—	(0.9)	—
Other income (expense), net	0.1	(0.4)	(0.1)	(0.5)
Income (loss) before income taxes	13.0	(8.3)	8.9	(15.1)
Provision (benefit) for income taxes	0.7	(52.7)	0.5	(32.0)
Net income	12.3%	44.4%	8.4%	16.9%

Revenues by Segment

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In thousands)
Probe Cards	$121,624	$83,083	$228,120	$136,694
Systems	22,352	—	44,685	—
	$143,976	$83,083	$272,805	$136,694

The increases in Probe Cards Segment revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016 were the result of increases in unit sales, driven by higher demand for our Foundry & Logic products, and the 2016 acquisition of Cascade Microtech.

The increases in Systems Segment revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016 were the result of the 2016 acquisition of Cascade Microtech. Prior to the acquisition, we did not operate in the Systems Segment.

Revenues in each segment were also impacted by the acceleration of customer orders from third quarter 2017 to second quarter 2017.

Revenues by Market

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$88,726	$57,888	$30,838	53.3%
DRAM	31,470	24,221	7,249	29.9
Flash	1,428	974	454	46.6
Systems Market:
Systems	22,352	—	22,352	NA
Total revenues	$143,976	$83,083	$60,893	73.3%

	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$163,036	$94,023	$69,013	73.4%
DRAM	60,426	40,510	19,916	49.2
Flash	4,658	2,161	2,497	115.5
Systems Market:
Systems	44,685	—	44,685	NA
Total revenues	$272,805	$136,694	$136,111	99.6%

The increases in Foundry & Logic product revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016 were primarily the result of increased unit sales driven by higher customer demand across all end markets, including data center, mobile, and automotive, and the 2016 acquisition of Cascade Microtech.

The increases in DRAM product revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016, were the result of increased customer demand in the DRAM market, as DRAM manufacturers continue their technology node transitions.

The increases in Flash product revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016 were the result of design wins.

The increases in Systems product revenue for the three and six months ended July 1, 2017, compared to the three and six months ended June 25, 2016 were the result of the 2016 acquisition of Cascade Microtech. Prior to the acquisition, we did not operate in the Systems market.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	July 1, 2017	% of Revenue	June 25, 2016	% of Revenue	July 1, 2017	% of Revenue	June 25, 2016	% of Revenue
	(Dollars in thousands)
United States	$50,347	35.0%	$31,599	38.0%	$90,236	33.1%	$49,154	36.0%
Taiwan	29,802	20.7	12,890	15.5	49,347	18.1	25,550	18.7
South Korea	22,716	15.8	17,590	21.2	41,453	15.2	26,458	19.5
Asia-Pacific (1)	20,420	14.2	4,383	5.3	46,426	17.0	7,978	5.8
Europe	10,629	7.4	12,072	14.5	19,378	7.2	19,885	14.5
Japan	9,376	6.5	4,549	5.5	24,610	9.0	7,669	5.6
Rest of the world	686	0.5	—	—	1,355	0.5	—	—
Total revenues	$143,976	100.0%	$83,083	100.0%	$272,805	100.0%	$136,694	100.0%
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

The increases in geographical revenues across the regions were primarily attributable to additional revenues generated as a result of our acquisition of Cascade Microtech and strong demand for our legacy products across the board. The decreases in Europe were driven by decreases in legacy product revenue at our three main European customers, partially offset by increases throughout Europe in sales of products related to our Cascade Microtech acquisition.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit	$61,767	$25,427	$36,340	142.9%
Gross margin	42.9%	30.6%

	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Gross profit	$109,338	$35,219	$74,119	210.5%
Gross margin	40.1%	25.8%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	July 1, 2017				June 25, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$56,946	$11,515	$(6,694)	$61,767	$27,945	$—	$(2,518)	$25,427
Gross margin	46.8%	51.5%	—%	42.9%	33.6%	—%	—%	30.6%

	Six Months Ended
	July 1, 2017				June 25, 2016
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$99,766	$23,605	$(14,033)	$109,338	$40,453	$—	$(5,234)	$35,219
Gross margin	43.7%	52.8%	—%	40.1%	29.6%	—%	—%	25.8%

Probe Cards
For the three and six months ended July 1, 2017, gross margins in the Probe Cards Segment increased as a result of favorable product mix and increased sales to several major customers, as well as improved manufacturing efficiency in our Foundry & Logic factories.

Systems
For the three and six months ended July 1, 2017, gross margins in the Systems Segment are due to the inclusion of the results of operations of Cascade Microtech. Prior to the acquisition, we operated in the Probe Cards Segment only and did not generate any Systems Segment revenue.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three and six months ended July 1, 2017 compared to the three and six months ended June 25, 2016, gross margins increased due to strong revenues and favorable product mix in our Foundry & Logic products, including the sales and gross margins of Foundry & Logic products arising from our acquisition of Cascade Microtech. The increases in gross margin were also driven by improved manufacturing efficiency in our Foundry & Logic factories.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock-based compensation	$792	$405	$1,646	$1,038

Future gross margins may be adversely impacted by lower revenues and lower factory utilization even though we have taken significant steps to reduce our operating cost structure. Our gross margins may also be adversely affected if we are required to record additional inventory write-downs for estimated average selling prices of products held in finished goods and work in process inventories that are below the manufacturing cost of those products.

Research and Development

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Research and development	$18,542	$11,133	$7,409	66.5%
% of revenues	12.9%	13.5%

	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Research and development	$35,956	$21,982	$13,974	63.6%
% of revenues	13.2%	16.1%

The increases in the three and six months ended July 1, 2017 when compared to the corresponding periods in the prior year were primarily due to our acquisition of Cascade Microtech, resulting in increases as follows (in millions):

	Three Months Ended July 1, 2017 compared to Three Months Ended June 25, 2016	Six Months Ended July 1, 2017 compared to Six Months Ended June 25, 2016

Employee compensation costs	$5.2	$10.0
Stock-based compensation	0.7	1.0
Project material costs	0.5	0.8
General operating expenses	0.7	1.6
Depreciation	0.3	0.6
	$7.4	$14.0

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock-based compensation	$1,249	$542	$2,331	$1,338

Selling, General and Administrative

	Three Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$23,602	$14,030	$9,572	68.2%
% of revenues	16.4%	16.9%
	Six Months Ended
	July 1, 2017	June 25, 2016	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$46,431	$26,546	$19,885	74.9%
% of revenues	17.0%	19.4%

The increases in the three and six months ended July 1, 2017 when compared to the corresponding periods in the prior year were primarily due to our acquisition of Cascade Microtech, resulting in increases (decreases) as follows (in millions):

	Three Months Ended July 1, 2017 compared to Three Months Ended June 25, 2016	Six Months Ended July 1, 2017 compared to Six Months Ended June 25, 2016

Employee compensation costs	$6.9	$13.4
Consulting fees	1.6	3.2
Depreciation and amortization	1.4	2.8
Travel related costs	1.0	2.1
General operating costs	1.3	2.5
Stock-based compensation	0.8	0.8
Acquisition related	(3.4)	(4.9)
	$9.6	$19.9

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Stock-based compensation	$1,349	$594	$2,715	$1,899

Restructuring Charges, net

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(Dollars in thousands)
Restructuring charges, net	$44	$6,910	$313	$6,910
% of revenues	—%	8.3%	0.1%	5.2%

Restructuring charges are comprised of costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

Restructuring charges in the fiscal 2017 and fiscal 2016 periods were related to the consolidation of Cascade Microtech into our operations. Restructuring charges in the fiscal 2016 periods also included costs related to the consolidation of our sales operations.

Interest Income and Interest Expense

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(Dollars in thousands)
Interest income	$93	$99	$160	$216
Weighted average balance of cash and investments	$122,556	$157,547	$116,926	$171,319
Weighted average yield on cash and investments	0.75%	0.30%	0.61%	0.12%

Interest expense	$(1,162)	$(11)	$(2,337)	$(11)
Average debt outstanding	132,500	11,538	135,918	5,769
Weighted average interest rate on debt	2.92%	2.45%	2.82%	2.45%

Interest income is earned on our cash, cash equivalents and marketable securities. The decreases in cash and investments for the three and six months ended July 1, 2017 when compared to the corresponding periods in the prior year were primarily the result of the use of cash to fund a portion of the consideration to acquire Cascade Microtech at the end of June 2016.

Interest expense primarily includes interest on our term loan and interest-rate swap derivative contracts and term loan issuance costs amortization charges. The increase in interest expense for the three and six months ended July 1, 2017 when compared to the corresponding periods in the prior year were primarily due to the fact that our term loan was entered into at the end of June 2016 in connection with our acquisition of Cascade Microtech and, accordingly, was not outstanding for a majority of the 2016 periods.

Other Income (Expense), Net
Other income (expense), net primarily includes the effects of foreign currency impact and various other gains and losses.

Income Taxes

	Three Months Ended		Six Months Ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(Dollars in thousands)
Provision (benefit) for income taxes	$1,040	$(43,744)	$1,407	$(43,714)
Effective income tax rate	5.6%	637.7%	5.8%	211.9%

Income tax provision (benefit) reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from lapsing of statute of limitations related to uncertain tax positions in foreign jurisdictions. We continue to maintain a full valuation allowance against our U.S. Federal and State deferred tax assets.

The income tax benefits in the fiscal 2016 periods were primarily due to the release of valuation allowance on our deferred tax assets ("DTAs") in connection with our acquisition of Cascade Microtech as a result of the establishment of deferred tax liabilities ("DTLs") on the acquired identifiable intangible assets. These DTLs exceeded the acquired DTAs by approximately $43.9 million and created additional sources of income to realize a tax benefit for our previously-existing DTAs. Accordingly, the valuation allowance on a portion of our DTAs was released and resulted in an income tax benefit of approximately $43.9 million during the three and six months ended June 25, 2016.

Liquidity and Capital Resources

Capital Resources
Our working capital was $196.1 million at July 1, 2017 and $172.0 million at December 31, 2016. The increase in working capital in the six months ended July 1, 2017 was primarily due to increased cash generated from operations as a result of higher revenues.

Our cash, cash equivalents and marketable securities totaled approximately $130.0 million at July 1, 2017, as compared to $108.9 million at December 31, 2016. Cash and cash equivalents and marketable securities included $47.6 million held by our foreign subsidiaries as of July 1, 2017. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents and marketable securities. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (due to an industry down-turn or otherwise), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline in fiscal 2017.

We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. As part of these strategies, we indefinitely reinvest a significant portion of our foreign earnings and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States. If we were to repatriate indefinitely-reinvested foreign funds, we would be required to accrue and pay additional United States taxes, less applicable foreign tax credits.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	July 1, 2017	June 25, 2016
	(In thousands)
Net cash provided by (used in) operating activities	$42,281	$(3,590)
Net cash used in investing activities	(21,968)	(195,467)
Net cash (used in) provided by financing activities	(15,733)	150,455

Operating Activities
Net cash provided by operating activities for the six months ended July 1, 2017 was primarily attributable to our operations generating $56.1 million of cash (a net income of $22.8 million which included $33.3 million of net non-cash expenses), offset by operating assets and liabilities using $13.8 million of cash as discussed in more detail below.

Accounts receivable increased $21.5 million to $91.7 million at July 1, 2017 compared to $70.2 million at December 31, 2016 as a result of increased revenues and the timing of customer shipments.

Inventories, net increased $5.1 million to $65.0 million at July 1, 2017 compared to $59.8 million at December 31, 2016 as a result of inventory build, partially offset by higher revenues and a $4.6 million increase to our inventory valuation allowance.

Accounts payable increased $9.1 million to $43.2 million at July 1, 2017 compared to $34.1 million at December 31, 2016 as a result of unpaid system implementation costs and inventory purchases for customer orders.

Accrued liabilities increased $3.3 million to $33.4 million at July 1, 2017 compared to $30.2 million at December 31, 2016 as a result of a $3.0 million increase in our bonus accrual due to our level of company performance, a $1.0 million increase in accrued payroll due to the timing of payments, partially offset by a $0.7 million net decrease in other accrued liabilities.

Investing Activities
Net cash used in investing activities for the six months ended July 1, 2017 was primarily related to $7.8 million of cash used in the acquisition of property, plant and equipment and $14.7 million used for the purchase of marketable securities.

Financing Activities
Net cash used in financing activities for the six months ended July 1, 2017 primarily related to $15.6 million of principal payments made towards the repayment of our term loan, $10.1 million related to the repurchase of our common stock and $4.5 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $14.5 million of proceeds received from issuances of common stock under our stock incentive plans.

Debt Facility

On June 24, 2016, we entered into a credit agreement (the “Credit Agreement”) with HSBC Bank USA, National Association ("HSBC"). Pursuant to the Credit Agreement, the lenders provided us with a senior secured term loan facility of $150 million (the “Term Loan”). The proceeds of the Term Loan were used to finance a portion of the purchase price paid in connection with the acquisition of Cascade Microtech.

The Term Loan bears interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We have currently elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments are payable in quarterly installments over a five-year period. The Term Loan will amortize in equal quarterly installments, beginning June 30, 2016, in an annual amount equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five.

The obligations under the Term Loan are guaranteed by substantially all of our assets and the assets of our domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains negative covenants customary for financing of this type, as well as certain financial maintenance covenants. As of July 1, 2017, the balance outstanding pursuant to the term loan was $123.8 million at an interest rate of 3.04% and we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on February 1, 2020. During the six months ended July 1, 2017, we repurchased and retired 800,320 shares of common stock for approximately $10.1 million and, as of July 1, 2017, $14.9 million remained available for future repurchases.

Repurchased shares are retired upon the settlement of the related trade transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments

Our contractual obligations and commitments have not materially changed as of July 1, 2017 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 1, 2017, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), except as described below, that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On June 24, 2016, we completed the acquisition of Cascade Microtech, headquartered in Beaverton, Oregon, and are integrating the acquired business into our overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information relating to “Legal Matters” set forth under Note 11 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes during the six months ended July 1, 2017 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2016. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended July 1, 2017:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)
April 2, 2017-April 30, 2017	—	$—	—	$22,266,634
May 1, 2017-May 30, 2017	—	—	—	$22,266,634
June 1, 2017-July 1, 2017	550,320	13.43	550,320	$14,867,709
	550,320	$13.43	550,320

(1) In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of our common stock under our stock-based compensation plans. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time. The share repurchase program will expire on February 1, 2020.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

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

FormFactor, Inc.

Date:	August 9, 2017	By:	/s/ Michael M. Ludwig

Michael M. Ludwig
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)