Form 10-Q
period 2018-03-31
FORMFACTOR INC
filed 2018-05-08
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

As of May 3, 2018, 73,031,864 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 31, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$93,699	$91,184
Marketable securities	48,370	48,988
Accounts receivable, net of allowance for doubtful accounts of $200 and $200	78,524	81,515
Inventories, net	73,780	67,848
Restricted cash	663	372
Refundable income taxes	2,307	2,242
Prepaid expenses and other current assets	14,452	13,705
Total current assets	311,795	305,854
Restricted cash	1,020	1,170
Property, plant and equipment, net of accumulated depreciation and amortization of $259,608 and $255,755	47,851	46,754
Goodwill	190,367	189,920
Intangibles, net	90,649	97,484
Deferred tax assets	3,145	3,133
Other assets	1,361	2,259
Total assets	$646,188	$646,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,889	$35,046
Accrued liabilities	23,496	33,694
Current portion of term loan, net of unamortized issuance cost of $270 and $307	29,730	18,443
Deferred revenue	4,515	4,978
Total current liabilities	96,630	92,161
Term loan, less current portion, net of unamortized issuance cost of $185 and $272	67,315	87,228
Deferred tax liabilities	3,487	3,379
Deferred rent and other liabilities	7,746	5,169
Total liabilities	175,178	187,937

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 73,013,842 and 72,532,176 shares issued and outstanding	74	73
Additional paid-in capital	851,249	843,116
Accumulated other comprehensive income	5,185	3,021
Accumulated deficit	(385,498)	(387,573)
Total stockholders’ equity	471,010	458,637
Total liabilities and stockholders’ equity	$646,188	$646,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	$118,290	$128,829
Cost of revenues	73,161	81,258
Gross profit	45,129	47,571
Operating expenses:
Research and development	18,046	17,414
Selling, general and administrative	23,449	22,829
Restructuring and impairment charges	—	269
Total operating expenses	41,495	40,512
Operating income	3,634	7,059
Interest income	257	67
Interest expense	(967)	(1,174)
Other expense, net	(512)	(400)
Income before income taxes	2,412	5,552
Provision for income taxes	287	367
Net income	$2,125	$5,185
Net income per share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07
Weighted-average number of shares used in per share calculations:
Basic	72,826	71,423
Diluted	74,342	72,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Net income	$2,125	$5,185
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,166	1,447
Unrealized losses on available-for-sale marketable securities	(174)	—
Unrealized gains on derivative instruments	172	157
Other comprehensive income, net of tax	2,164	1,604
Comprehensive income	$4,289	$6,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$2,125	$5,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,525	3,162
Amortization	7,194	8,349
Accretion of discount on investments	23	—
Stock-based compensation expense	3,756	3,302
Amortization of debt issuance costs	123	171
Deferred income tax provision	59	81
Provision for excess and obsolete inventories	2,045	2,797
Acquired inventory step-up amortization	—	190
Loss on disposal of long-lived assets	15	22
Gain on derivative instruments	—	(65)
Foreign currency transaction gains	(561)	(729)
Changes in assets and liabilities:
Accounts receivable	3,354	(8,888)
Inventories	(7,408)	(3,345)
Prepaid expenses and other current assets	(247)	3,068
Refundable income taxes	(52)	286
Other assets	662	615
Accounts payable	2,988	7,220
Accrued liabilities	(9,521)	(4,780)
Income tax payable	(829)	(419)
Deferred rent and other liabilities	2,515	71
Deferred revenues	(444)	1,510
Net Cash provided by operating activities	9,322	17,803
Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,831)	(3,465)
Proceeds from sale of a subsidiary	20	14
Purchases of marketable securities	(3,587)	—
Proceeds from maturities of marketable securities	4,007	—
Net cash used in investing activities	(3,391)	(3,451)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,754	7,437
Purchase and retirement of common stock	—	(2,733)
Tax withholdings related to net share settlements of equity awards	(357)	(480)
Principal repayments on term loan	(8,750)	(6,875)
Net cash used in financing activities	(4,353)	(2,651)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,078	1,260
Net increase in cash, cash equivalents and restricted cash	2,656	12,961
Cash, cash equivalents and restricted cash, beginning of period	92,726	102,596
Cash, cash equivalents and restricted cash, end of period	$95,382	$115,557

Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$601	$2,035

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$771	$338
Cash paid for interest	$826	$1,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The condensed consolidated financial information included herein has been prepared by FormFactor, Inc. without audit, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 30, 2017 is derived from our 2017 Annual Report on Form 10-K. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2018 and 2017 each contain 52 weeks and the three months ended March 31, 2018 and April 1, 2017 each contained 13 weeks. Fiscal 2018 will end on December 29, 2018.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Our critical accounting policies have not changed during the three months ended March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017, except for:

Revenue Recognition

Revenue is recognized upon transferring control of products and services, and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. An arrangement may include some or all of the following products and services: probe cards, systems, accessories, installation services, service contracts and extended warranty contracts. We sell our products and services direct to customers and to partners in two distribution channels: global direct sales force and through a combination of manufacturers’ representatives and distributors.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the contract at contract inception. Performance obligations that are not distinct at contract inception are combined and accounted for as one unit of account. Generally, the performance obligations in a contract are considered distinct within the context of the contract and are accounted for as separate units of account.

Our products may be customized to our customers’ specifications, however, control of our products are typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for overtime recognition are not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive.

Installation services are routinely provided to customers purchasing our systems. Installation services are a distinct performance obligation apart from the systems and recognized in the period they are performed. Service contracts, which include repair and maintenance service contracts, and extended warranty contracts are also distinct performance obligations and recognized as our performance obligations are satisfied. This is typically the contractual service period, which ranges from one to two years. For these service contracts recognized over time, we use an input measure, days elapsed, to measure progress.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. We generally do not grant return privileges, except for defective products during the warranty period. Sales incentives and other programs that we may make available to these customers are considered to be a form of variable consideration, which is estimated in determining the contract’s transaction price to be allocated to the performance obligations. We have elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component as our standard payment terms are less than one year.

For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation based on its relative standalone selling price. The stand-alone selling prices are determined based on the prices at which we separately sell these products. For items that are not sold separately, we estimate the stand-alone selling prices using our best estimate of selling price.

Transaction price allocated to the remaining performance obligations: On March 31, 2018, we had $3.6 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 20.6% of our remaining performance obligations as revenue in fiscal 2019, and additional 8.7% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 31, 2018 and December 30, 2017 were $1.5 million and $1.6 million, respectively, and are reported on the Condensed Consolidated Balance Sheet as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Deferred rent and other liabilities. Contract liabilities as of March 31, 2018 and December 30, 2017 were $5.2 million and $5.7 million, respectively. During the period ended March 31, 2018, we recognized $2.4 million of revenue that was included in contract liabilities as of December 30, 2017.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 12 of Notes to Consolidated Financial Statements for further details.

New Accounting Pronouncements

ASU 2016-10, ASU 2015-14 and ASU 2014-09
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," and, in August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The standard permits the use of either the retrospective or modified retrospective transition methods. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” which was issued to clarify ASC Topic 606, “Revenue from Contracts with Customers” related to (i) identifying performance obligations; and (ii) the licensing implementation guidance. We adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and all related amendments (collectively “ASC 606”), on December 31, 2017, the first day of fiscal 2018, using the modified retrospective method. We applied ASC 606 to all contracts not completed as of the date of adoption in order to determine any adjustment to the opening balance of retained earnings. Under the modified retrospective adoption method, the comparative financial information has not been restated and continues to be reported under the accounting standards in effect for those periods, ASC 605, "Revenue Recognition", which is also referred to herein as "legacy GAAP."

The adoption of ASC 606 did not have a material impact on our consolidated financial statements as of December 31, 2017. No adjustment was recorded to accumulated deficit as of the adoption date and reported revenue would not have been different under legacy GAAP. Additionally, we do not expect the adoption of the revenue standard to have a material impact to our net income on an ongoing basis.

ASU 2017-12
In August 2017, the FASB issued ASU2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities," which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and changing the presentation to include all items that affect earnings in the same income statement line item as the hedged item. ASU 2017-12 also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged item in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting and reducing the risk of material error correction if a company applies the shortcut method inappropriately. ASU 2017-12 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018, on a prospective basis. We early adopted ASU 2017-12 on December 31, 2017, the first day of fiscal 2018, resulting in an immaterial adjustment in our accumulated deficit on December 30, 2017. The adjustment was reflected in our Condensed Consolidated Balance Sheets as of that date.

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which provides clarity and reduces both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. We adopted ASU 2017-09 on December 31, 2017, the first day of fiscal 2018. There were no modifications to any stock-based awards during the three months ended March 31, 2018.

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

ASU 2016-18
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230) - Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, an entity should include amounts generally described as restricted cash or restricted cash equivalents within cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Prior to this ASU, there was no guidance to address how to classify and present changes in restricted cash or restricted cash equivalents. The updated guidance is effective for interim and annual periods beginning after December 15, 2017. We adopted ASU 2016-18 as of December 31, 2017, the first day of fiscal 2018 and retrospectively applied such guidance to our Consolidated Statements of Cash Flows.

The following table provides a reconciliation of Cash and cash equivalents as previously reported within the Condensed Consolidated Statements of Cash Flows to Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 30, 2017	April 1, 2017	December 31, 2016
Cash, cash equivalents as previously reported in the Condensed Consolidated Statements of Cash Flows	$91,184	$114,437	$101,408
Current assets - Restricted cash	372	4	106
Restricted cash	1,170	1,116	1,082
Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows	$92,726	$115,557	$102,596

As of March 31, 2018, Restricted cash was comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases and customer deposits.

ASU 2016-02
In February 2016, the FASB issued ASU 2016-02, "Leases," which requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. The new standard also provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about the Company’s leasing arrangements. Under current accounting standards, substantially all of the Company’s leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for the Company beginning on January 1, 2019, with early adoption permitted. As initially issued, the standard required a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In March 2019, the FASB approved an amendment to Topic 842 that permits a company to use its effective date as the date of initial application, and therefore, not restate comparative prior period financial information. The Company is currently assessing the impact of the new standard on its Consolidated Financial Statements and has not yet determined its transition method.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 31, 2018	April 1, 2017
Intel	14.0%	26.7%
SK Hynix	10.1	—
Samsung	—	10.3
Total revenues attributable to 10% or greater customers	24.1%	37.0%

At March 31, 2018, three customers accounted for 13.7%, 12.7% and 10.4% of gross accounts receivable, respectively. At December 30, 2017, two customers accounted for 24.1% and 13.6% of gross accounts receivable, respectively. No other customers accounted for 10% or more of gross accounts receivable at either of these fiscal period ends.

Note 3 — Inventories

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Raw materials	$37,156	$33,101
Work-in-progress	21,719	20,134
Finished goods	14,905	14,613
	$73,780	$67,848

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 31, 2016	$172,482	$15,528	$188,010
Foreign currency translation	—	1,910	1,910
Goodwill, gross, as of December 30, 2017	172,482	17,438	189,920
Foreign currency translation	—	447	447
Goodwill, gross, as of March 31, 2018	$172,482	$17,885	$190,367

We have not recorded any goodwill impairments as of March 31, 2018.

Intangible assets were as follows (in thousands):

	March 31, 2018			December 30, 2017
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$144,319	$82,091	$62,228	$143,966	$76,826	$67,140
Trade name	12,126	6,430	5,696	12,086	5,735	6,351
Customer relationships	40,419	17,694	22,725	40,313	16,320	23,993
Backlog	—	—	—	15,811	15,811	—
	$196,864	$106,215	$90,649	$212,176	$114,692	$97,484
Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of revenues	$5,157	$6,324
Selling, general and administrative	2,037	2,025
	$7,194	$8,349
The estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2018	$21,590
2019	26,122
2020	24,052
2021	13,212
2022	3,602
Thereafter	2,071
$90,649

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Accrued compensation and benefits	$11,344	$18,141
Accrued warranty	2,839	3,662
Accrued withholding for employee stock purchase plan	1,298	3,279
Accrued income and other taxes	1,877	3,965
Other accrued expenses	6,138	4,647
	$23,496	$33,694

Note 6 — Restructuring Charges

Restructuring charges are comprised of costs related to employee termination benefits as well as contract termination costs, and are included in Restructuring and impairment charges, net in the Consolidated Statements of Income.

Restructuring charges were $0.3 million in the first quarter of fiscal 2017 and related to the consolidation of an acquired subsidiary into our operations.

There were no restructuring charges in the first quarter of fiscal 2018. Changes to the restructuring accrual in the three months ended March 31, 2018 were as follows (in thousands):

	Employee Severance and Benefits	Contract Termination and Other Costs	Total
Accrual at December 30, 2017	$398	$1	$399
Cash payments	(398)	(1)	(399)
Accrual at March 31, 2018	$—	$—	$—

Note 7 — Fair Value and Derivative Instruments

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 31, 2018 or the year ended December 30, 2017.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 31, 2018	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$2,422	$—	$2,422
Marketable securities:
U.S. Treasuries	4,473	—	4,473
Certificates of deposit	—	955	955
Agency securities	—	9,901	9,901
Corporate bonds	—	31,544	31,544
Commercial paper	—	1,497	1,497
	4,473	43,897	48,370
Interest rate swap derivative contracts	—	1,170	1,170
Total assets	$6,895	$45,067	$51,962
Liabilities:
Foreign exchange derivative contracts	$—	$(327)	$(327)

December 30, 2017	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$1,064	$—	$1,064
Corporate bonds	—	774	774
	1,064	774	1,838
Marketable securities:
U.S. Treasuries	3,963	—	3,963
Certificates of deposit	—	957	957
Agency securities	—	10,432	10,432
Corporate bonds	—	30,636	30,636
Commercial paper	—	3,000	3,000
	3,963	45,025	48,988
Foreign exchange derivative contracts	—	31	31
Interest rate swap derivative contracts	—	1,043	1,043
Total	$5,027	$46,873	$51,900

We did not have any liabilities measured at fair value on a recurring basis at December 30, 2017.

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

Unrealized gains and losses were immaterial and were recorded as a component of Accumulated other comprehensive income in our Condensed Consolidated Balance Sheets. We did not have any other-than-temporary unrealized gains or losses at either period end included in these financial statements.

Interest Rate Swaps
The fair value of our interest rate swap contracts is determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contracts qualify for, and are designated as, cash flow hedges. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts in recorded within Prepaid expenses and other current assets and Other assets in our Condensed Consolidated Balance Sheets.

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Three Months Ended March 31, 2018	$255	Interest expense	$132
Three Months Ended April 1, 2017	$120	Interest expense	$(37)

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded within Other expense, net in our Condensed Consolidated Statement of Income for both realized and unrealized gains and losses.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 31, 2018 will mature in the second quarter of fiscal 2018.

The following table provides information about our foreign currency forward contracts outstanding as of March 31, 2018 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	983,753	$9,268
Taiwan Dollar	Buy	(11,683)	(404)
Korean Won	Buy	(1,871,575)	(1,772)
Euro Dollar	Sell	16,187	19,621
Total USD notional amount of outstanding foreign exchange contracts			$26,713

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.
The location and amount of net loss related to non-designated derivative instruments in the Condensed Consolidated Statements of Income were as follows (in thousands):

		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	March 31, 2018	April 1, 2017
Foreign exchange forward contracts	Other expense, net	$862	$886

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 or April 1, 2017.

Note 8 — Warranty

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

We provide for the estimated cost of product warranties at the time revenue is recognized as a component of Cost of revenues in our Condensed Consolidated Statement of Income.

A reconciliation of the changes in our warranty liability was as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Balance at beginning of period	$3,662	$2,972
Accruals	1,025	1,127
Settlements	(1,848)	(1,517)
Balance at end of period	$2,839	$2,582

Note 9 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Program
In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our employee stock purchase plan and equity incentive plan. The share repurchase program will expire on February 1, 2020. Repurchased shares are retired upon the settlement of the related transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases are made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2018, we did not repurchase any shares. As of March 31, 2018, $6.0 million remained available for future repurchases.

Restricted Stock Units
Restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 30, 2017	3,148,061	$11.22
Awards granted	46,500	14.95
Awards vested	(59,246)	6.73
Awards forfeited	(258,599)	11.60
RSUs at March 31, 2018	2,876,716	$11.34

The total fair value of RSUs vested during the three months ended March 31, 2018 was $0.9 million.

Performance Restricted Stock Units
We may grant Performance RSUs ("PRSUs") to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 31, 2018.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 30, 2017	659,334	$8.12
Options exercised	(105,610)	9.93
Outstanding at March 31, 2018	553,724	$7.77	4.06	$3,253,558
Exercisable at March 31, 2018	429,270	$7.66	4.04	$2,572,312

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") was as follows:

Three Months Ended
March 31, 2018
Shares issued	341,670
Weighted average per share purchase price	$10.84
Weighted average per share discount from the fair value of our common stock on the date of issuance	$3.51

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Cost of revenues	$920	$854
Research and development	1,302	1,082
Selling, general and administrative	1,534	1,366
Total stock-based compensation	$3,756	$3,302

Unrecognized Compensation Costs
At March 31, 2018, the unrecognized stock-based compensation was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$398	0.90
Restricted stock units	21,556	2.00
Employee stock purchase plan	691	0.30
Total unrecognized stock-based compensation expense	$22,645	1.90

Note 10 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Weighted-average shares used in computing basic net income per share	72,826	71,423
Add potentially dilutive securities	1,516	1,499
Weighted-average shares used in computing diluted net income per share	74,342	72,922

Securities not included as they would have been antidilutive	19	126

Note 11 — Commitments and Contingencies

Contractual Commitments and Purchase Obligations
Our lease commitments, purchase obligations and other contractual obligations have not materially changed as of March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 31, 2018, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 12 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards Segment and the Systems Segment.

The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	March 31, 2018					April 1, 2017
	Probe Cards		Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$94,928		$23,362	$—	$118,290	$106,496	$22,333	$—	$128,829
Gross profit	$40,071		$11,135	$(6,077)	$45,129	$42,820	$12,090	$(7,339)	$47,571
Gross margin	42.2%		47.7%	—%	38.2%	40.2%	54.1%	—%	36.9%
Operating income (loss)	$18,832	—	$4,283	$(19,481)	$3,634	$21,742	$5,122	$(19,805)	$7,059

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to general and administrative costs, amortization of intangible assets, share-based compensation, acquisition-related costs, including charges related to inventory stepped up to fair value and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 31, 2018			April 1, 2017
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Type of good/ service:
Foundry & Logic	$58,439	$—	$58,439	$74,310	$—	$74,310
DRAM	30,266	—	30,266	28,956	—	28,956
Flash	6,223	—	6,223	3,230	—	3,230
Systems	—	23,362	23,362	—	22,333	22,333
	$94,928	$23,362	$118,290	$106,496	$22,333	$128,829
Timing of revenue recognition:
Products transferred at a point in time	$94,434	$22,521	$116,955	$106,049	$21,543	$127,592
Services transferred over time	494	841	1,335	447	790	1,237
	$94,928	$23,362	$118,290	$106,496	$22,333	$128,829
Geographical region:
United States	$26,557	$6,375	$32,932	$32,687	$7,154	$39,841
Taiwan	25,897	1,751	27,648	18,153	1,392	19,545
South Korea	14,285	1,074	15,359	18,154	583	18,737
Asia-Pacific[1]	12,154	4,572	16,726	21,371	4,635	26,006
Europe	5,573	5,929	11,502	4,503	4,246	8,749
Japan	10,132	3,540	13,672	11,195	4,038	15,233
Rest of the world	330	121	451	433	285	718
	$94,928	$23,362	$118,290	$106,496	$22,333	$128,829
1 Asia-Pacific includes all countries in the region except Taiwan, South Korea, and Japan, which are disclosed separately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy, financial and operating results, gross margins, liquidity and capital expenditure requirements, impact of accounting standards and our share repurchase plan. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 30, 2017 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $2.1 million in the first three months of fiscal 2018 as compared to $5.2 million in the first three months of fiscal 2017. The decrease in net income was primarily due to decreased revenue from our Probe Cards segment and increased operating expenses, partially offset by improved gross margins.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 31, 2018, other than the adoption of new revenue recognition guidance as described in Note 1, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the Securities and Exchange Commission on February 27, 2018.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2018	April 1, 2017
Revenues	100.0%	100.0%
Cost of revenues	61.8	63.1
Gross profit	38.2	36.9
Operating expenses:
Research and development	15.3	13.5
Selling, general and administrative	19.8	17.7
Restructuring and impairment charges	—	0.2
Total operating expenses	35.1	31.4
Operating income	3.1	5.5
Interest income	0.2	—
Interest expense	(0.8)	(0.9)
Other expense, net	(0.5)	(0.3)
Income before income taxes	2.0	4.3
Provision for income taxes	0.2	0.3
Net income	1.8%	4.0%

Revenues by Segment

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Probe Cards	$94,928	$106,496
Systems	23,362	22,333
	$118,290	$128,829

The decrease in Probe Cards Segment revenue for the three months ended March 31, 2018, compared to the three months ended April 1, 2017 was primarily the result of decreased unit sales in the Foundry & Logic market, offset partially by increased unit sales in the DRAM and Flash markets.

The increase in Systems Segment revenue for the three months ended March 31, 2018 compared to the three months ended April 1, 2017 was driven by increased unit sales of thermal sub-systems due to increased customer demand, offset partially by lower revenue from probe stations due to changes in product sales mix which decreased the average selling price of unit sold.

Revenues by Market

	Three Months Ended March 31, 2018	% of	Three Months Ended April 1, 2017	% of	Change
		Revenues		Revenues	$	%
	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$58,439	49.4%	$74,310	57.7%	$(15,871)	(21.4)%
DRAM	30,266	25.6	28,956	22.5	1,310	4.5
Flash	6,223	5.3	3,230	2.5	2,993	92.7
Systems Market:
Systems	23,362	19.7	22,333	17.3	1,029	4.6
Total revenues	$118,290	100.0%	$128,829	100.0%	$(10,539)	(8.2)%

The decrease in Foundry & Logic product revenue for the three months ended March 31, 2018, compared to the three months ended April 1, 2017 was primarily the result of lower demand from one major customer.

The increase in DRAM and Flash product revenue for the three months ended March 31, 2018, compared to the three months ended April 1, 2017 was the result of increased customer demand.

The increase in Systems product revenue for the three months ended March 31, 2018 compared to three months ended April 1, 2017 was driven by increased unit sales of thermal sub-systems due to increased customer demand, offset partially by lower revenue from probe stations due to changes in product sales mix which decreased the average selling price of units sold.

Revenues by Geographic Region

	Three Months Ended
	March 31, 2018	% of Revenue	April 1, 2017	% of Revenue
	(Dollars in thousands)
United States	$32,932	27.8%	$39,841	30.9%
Taiwan	27,648	23.4	19,545	15.2
South Korea	15,359	13.0	18,737	14.5
Asia-Pacific(1)	16,726	14.1	26,006	20.2
Europe	11,502	9.7	8,749	6.8
Japan	13,672	11.6	15,233	11.8
Rest of the world	451	0.4	718	0.6
Total revenues	$118,290	100.0%	$128,829	100.0%

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

Changes in revenue by geographic region for the three months ended March 31, 2018 compared to three months ended April 1, 2017 were primarily attributable to changes in customer demand and product sales mix as previously described.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
Gross profit	$45,129	$47,571	$(2,442)	(5.1)%
Gross margin	38.2%	36.9%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 31, 2018				April 1, 2017
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$40,071	$11,135	$(6,077)	$45,129	$42,820	$12,090	$(7,339)	$47,571
Gross margin	42.2%	47.7%	—%	38.2%	40.2%	54.1%	—%	36.9%

Probe Cards
For the three months ended March 31, 2018, gross profit in the Probe Cards segment decreased due to decreased sales, while gross margins increased due to favorable product mix, lower amortization of intangibles and lower inventory reserves, offset partially by decreased factory utilization.

Systems
For the three months ended March 31, 2018, gross profit and gross margin in the Systems segment decreased due to changes in foreign currency exchange rates and changes in product sales mix.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended March 31, 2018 compared to the three months ended April 1, 2017, gross profit decreased due to lower revenue, and gross margins increased due to favorable product mix and lower amortization of intangibles.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock-based compensation	$920	$854

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

Research and Development

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
	(Dollars in thousands)
Research and development	$18,046	$17,414	$632	3.6%
% of revenues	15.3%	13.5%

The increase in the three months ended March 31, 2018 when compared to corresponding period in the prior year was primarily due to an increase in project related costs.

A detail of the changes is as follows (in thousands):

Three Months Ended March 31, 2018 compared to Three Months Ended April 1, 2017

Stock-based compensation	$220
Project material costs	233
Depreciation	93
Employee compensation and other general operations	86
$632

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock-based compensation	$1,302	$1,082

Selling, General and Administrative

	Three Months Ended
	March 31, 2018	April 1, 2017	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$23,449	$22,829	$620	2.7%
% of revenues	19.8%	17.7%

The increase in the three months ended March 31, 2018 when compared to the corresponding period in the prior year was primarily due to higher integration costs and consulting fees, offset partially by reduction in travel related costs. A detail of the changes is as follows (in thousands):

Three Months Ended March 31, 2018 compared to Three Months Ended April 1, 2017

Integration related	$428
Consulting fees	279
Stock-based compensation	168
Travel related costs	(333)
Employee compensation and other general operating costs	63
Depreciation and amortization	15
$620

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 31, 2018	April 1, 2017
Stock-based compensation	$1,534	$1,366

Restructuring Charges, net

	Three Months Ended
	March 31, 2018	April 1, 2017
Restructuring charges, net	$—	$269
% of revenues	—%	0.2%

Restructuring charges are comprised of costs related to employee termination benefits, cost of long-lived assets abandoned or impaired, as well as contract termination costs.

Restructuring charges in the first quarter of fiscal 2017 were related to the consolidation of Cascade Microtech into our operations.

Interest Income and Interest Expense

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Dollars in thousands)
Interest income	$257	$67
Weighted average balance of cash and investments	$133,634	$111,808
Weighted average yield on cash and investments	1.50%	0.48%

Interest expense	$967	$1,174
Average debt outstanding	$106,058	$139,224
Weighted average interest rate on debt	3.61%	2.78%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended March 31, 2018 compared with corresponding period of prior year is attributable to higher investment yields.

Interest expense primarily includes interest on our term loan and interest-rate swap derivative contracts and term loan issuance costs amortization charges. The decrease in interest expense for the three months ended March 31, 2018 compared to three months ended April 1, 2017 was due to a lower outstanding debt balance as a result of principal payments made.

Other Income (Expense), Net
Other income (expense), net primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended
	March 31, 2018	April 1, 2017
	(Dollars in thousands)
Provision for income taxes	287	367
Effective income tax rate	11.9%	6.6%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from lapsing of statute of limitations related to uncertain tax positions in foreign jurisdictions. We continue to maintain a full valuation allowance against our U.S. Federal and State deferred tax assets. The change in provision for taxes primarily relates to higher profits in foreign jurisdictions and an increase in state income taxes due to fully utilized net operating losses in certain state jurisdictions.

Liquidity and Capital Resources

Capital Resources
Our working capital was $215.2 million at March 31, 2018 which did not change significantly with $213.7 million at December 30, 2017.

Cash and cash equivalents primarily consist of deposits held at banks and money market funds. Marketable securities primarily consist of U.S. agency securities and corporate bonds. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $142.1 million at March 31, 2018, as compared to $140.2 million at December 30, 2017. We believe that we will be able to satisfy our working capital requirements for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 31, 2018	April 1, 2017
	(In thousands)
Net Cash provided by operating activities	$9,322	$17,803
Net cash used in investing activities	$(3,391)	$(3,451)
Net cash used in financing activities	$(4,353)	$(2,651)

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 was primarily attributable to our operations generating $18.3 million of cash (a net income of $2.1 million, which included $16.2 million of net non-cash expenses), offset by operating assets and liabilities using $9.0 million of cash as discussed in more detail below.

Accounts receivable, net, decreased $3.0 million to $78.5 million at March 31, 2018 compared to $81.5 million at December 30, 2017 as a result of decreased revenues, timing of customer shipments and contractual payment terms.

Inventories, net, increased $5.9 million to $73.8 million at March 31, 2018 compared to $67.8 million at December 30, 2017 as a result of increased inventory build in anticipation of future revenue growth.

Accounts payable increased $3.8 million to $38.9 million at March 31, 2018 compared to $35.0 million at December 30, 2017 as a result of timing of payments.

Accrued liabilities decreased $10.2 million to $23.5 million at March 31, 2018 compared to $33.7 million at December 30, 2017 as a result of decreases in accruals for employee stock purchase plan, salaries and bonuses.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 was primarily related to $3.8 million of cash used in the acquisition of property, plant and equipment, partially offset by $0.4 million of net maturities of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 primarily related to $8.8 million of principal payments made towards the repayment of our term loan and $0.4 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $4.8 million of proceeds received from issuances of common stock under our employee stock purchase plan and exercise of stock options.

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

The Credit Agreement contains negative covenants customary for financing of this type, as well as certain financial maintenance covenants. As of March 31, 2018, the balance outstanding pursuant to the term loan was $97.5 million at an interest rate of 3.65% and we were in compliance with all covenants under the Credit Agreement.

The Credit Agreement allows voluntary prepayment to be made at any time and from time to time to prepay the Term Loan in whole or in part without penalty or premium. As of March 31, 2018, we have made prepayments of $30.0 million in addition to scheduled installments per the Credit Agreement. For the three months ended March 31, 2018, we made prepayment of $5.0 million in addition to scheduled installment.

Stock Repurchase Program

In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on February 1, 2020. During the three months ended March 31, 2018, we did not repurchase any shares of common stock. As of March 31, 2018, $6.0 million remained available for future repurchases.

Repurchased shares are retired upon the settlement of the related trade transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments

Our contractual obligations and commitments have not materially changed as of March 31, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2018, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Our exposure to market risk has not changed materially since December 30, 2017.

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

Changes in Internal Control over Financial Reporting

Beginning December 31, 2017, we implemented ASC 606, "Revenue from Contracts with Customers", which required the implementation of internal controls to ensure we adequately evaluated our contracts and properly assessed the impact on the new accounting standard. In addition, although the new revenue standard is expected to have an immaterial impact on our ongoing revenue or net income, we implemented changes to our policies and internal controls related to revenue recognition.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2018 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2017. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2017 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

FormFactor, Inc.

Date:	May 8, 2018	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)