Form 10-Q
period 2018-09-29
FORMFACTOR INC
filed 2018-11-06
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018

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

As of October 31, 2018, 74,102,335 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	September 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$91,990	$91,184
Marketable securities	50,109	48,988
Accounts receivable, net of allowance for doubtful accounts of $200 and $200	88,869	81,515
Inventories, net	81,538	67,848
Restricted cash	129	372
Refundable income taxes	1,320	2,242
Prepaid expenses and other current assets	15,716	13,705
Total current assets	329,671	305,854
Restricted cash	1,034	1,170
Property, plant and equipment, net of accumulated depreciation of $260,607 and $255,755	52,857	46,754
Goodwill	189,427	189,920
Intangibles, net	75,278	97,484
Deferred tax assets	3,042	3,133
Other assets	1,163	2,259
Total assets	$652,472	$646,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,668	$35,046
Accrued liabilities	24,877	33,694
Current portion of term loan, net of unamortized issuance cost of $189 and $307	26,061	18,443
Deferred revenue	4,795	4,978
Total current liabilities	105,401	92,161
Term loan, less current portion, net of unamortized issuance cost of $57 and $272	46,193	87,228
Deferred tax liabilities	3,290	3,379
Deferred rent and other liabilities	7,537	5,169
Total liabilities	162,421	187,937

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 74,101,623 and 72,532,176 shares issued and outstanding	75	73
Additional paid-in capital	857,505	843,116
Accumulated other comprehensive income	1,158	3,021
Accumulated deficit	(368,687)	(387,573)
Total stockholders’ equity	490,051	458,637
Total liabilities and stockholders’ equity	$652,472	$646,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$134,989	$143,735	$388,788	$416,540
Cost of revenues	82,019	86,105	234,471	249,572
Gross profit	52,970	57,630	154,317	166,968
Operating expenses:
Research and development	18,857	19,338	56,578	55,294
Selling, general and administrative	24,745	24,010	73,426	70,441
Restructuring	—	16	—	329
Total operating expenses	43,602	43,364	130,004	126,064
Operating income	9,368	14,266	24,313	40,904
Interest income	369	123	952	283
Interest expense	(777)	(1,109)	(2,654)	(3,446)
Other income (expense), net	121	311	(341)	19
Income before income taxes	9,081	13,591	22,270	37,760
Provision for income taxes	1,393	1,028	3,334	2,435
Net income	$7,688	$12,563	$18,936	$35,325
Net income per share:
Basic	$0.10	$0.17	$0.26	$0.49
Diluted	$0.10	$0.17	$0.25	$0.48

Weighted-average number of shares used in per share calculations:
Basic	73,837	72,651	73,273	72,103
Diluted	74,962	73,885	74,628	73,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$7,688	$12,563	$18,936	$35,325
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(449)	1,540	(1,732)	5,769
Unrealized gains (losses) on available-for-sale marketable securities	50	(15)	(84)	(37)
Unrealized gains (losses) on derivative instruments	(134)	(36)	(47)	4
Other comprehensive income (loss), net of tax	(533)	1,489	(1,863)	5,736
Comprehensive income	$7,155	$14,052	$17,073	$41,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine-Month Period Ended September 29, 2018
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, December 30, 2017	72,532,176	73	843,116	3,021	(387,573)	458,637
Issuance of common stock under the Employee Stock Purchase Plan	610,297	1	6,661	—	—	6,662
Issuance of common stock pursuant to exercise of options for cash	105,610	—	1,049	—	—	1,049
Issuance of common stock pursuant to vesting of restricted stock units	853,540	1	(5,694)	—	—	(5,693)
Stock-based compensation	—	—	12,373	—	—	12,373
ASU2017-12 Adoption	—	—	—	—	(50)	(50)
Components of other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	(84)	—	(84)
Currency translation adjustments	—	—	—	(1,732)		(1,732)
Unrealized gain on derivative instruments, net of tax	—	—	—	(47)	—	(47)
Net income	—	—	—	—	18,936	18,936
Balances, September 29, 2018	74,101,623	75	857,505	1,158	(368,687)	490,051

	Three-Month Period Ended September 29, 2018
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, June 30, 2018	73,358,108	74	853,278	1,691	(376,375)	478,668
Issuance of common stock under the Employee Stock Purchase Plan	268,627	—	2,957	—	—	2,957
Issuance of common stock pursuant to vesting of restricted stock units	474,888	1	(3,241)	—	—	(3,240)
Stock-based compensation	—	—	4,511	—	—	4,511
Components of other comprehensive income (loss):
Unrealized gain on marketable securities, net of tax	—	—	—	50	—	50
Currency translation adjustments	—	—	—	(449)	—	(449)
Unrealized loss on derivative instruments, net of tax	—	—	—	(134)	—	(134)
Net income	—	—	—	—	7,688	7,688
Balances, September 29, 2018	74,101,623	$75	$857,505	$1,158	$(368,687)	$490,051

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Nine-Month Period Ended September 30, 2017
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, December 31, 2016	70,907,847	71	833,341	(3,740)	(428,616)	401,056
Issuance of common stock under the Employee Stock Purchase Plan	655,961	1	5,694	—	—	5,695
Issuance of common stock pursuant to exercise of options for cash	1,431,767	1	13,412	—	—	13,413
Issuance of common stock pursuant to vesting of restricted stock units	845,063	1	(6,619)	—	—	(6,618)
Purchase and retirement of common stock	(867,620)	(1)	(10,963)	—	—	(10,964)
Stock-based compensation	—	—	11,207	—	—	11,207
ASU2016-09 Adoption	—	—	(130)	—	130	—
Components of other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	(37)	—	(37)
Currency translation adjustments	—	—	—	5,769		5,769
Unrealized gain on derivative instruments, net of tax	—	—	—	4	—	4
Net income	—	—	—	—	35,325	35,325
Balances, September 30, 2017	72,973,018	73	845,942	1,996	(393,161)	454,850

	Three-Month Period Ended September 30, 2017
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balances, July 1, 2017	72,346,116	73	839,751	507	(405,724)	434,607
Issuance of common stock under the Employee Stock Purchase Plan	258,937	—	2,795	—	—	2,795
Issuance of common stock pursuant to exercise of options for cash	178,250	—	1,827	—	—	1,827
Issuance of common stock pursuant to vesting of restricted stock units	257,015	—	(2,156)	—	—	(2,156)
Purchase and retirement of common stock	(67,300)	—	(831)	—	—	(831)
Stock-based compensation	—	—	4,556	—	—	4,556
Components of other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	—	—	(15)	—	(15)
Currency translation adjustments	—	—	—	1,540	—	1,540
Unrealized loss on derivative instruments, net of tax	—	—	—	(36)	—	(36)
Net income	—	—	—	—	12,563	12,563
Balances, September 30, 2017	72,973,018	$73	$845,942	$1,996	$(393,161)	$454,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$18,936	$35,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,494	10,046
Amortization	21,876	23,509
Accretion of discount on investments	21	22
Stock-based compensation expense	12,421	11,279
Amortization of debt issuance costs	333	482
Deferred income tax provision	70	122
Recovery of doubtful accounts receivable	—	(97)
Provision for excess and obsolete inventories	7,414	6,899
Acquired inventory step-up amortization	—	484
Loss on disposal of long-lived assets	264	101
(Gain) loss on derivative instruments	—	(18)
Foreign currency transaction losses (gains)	409	(1,957)
Changes in assets and liabilities:
Accounts receivable	(7,569)	(17,097)
Inventories	(21,806)	(14,270)
Prepaid expenses and other current assets	(1,874)	1,140
Refundable income taxes	933	(440)
Other assets	697	823
Accounts payable	10,425	3,040
Accrued liabilities	(8,882)	(1,048)
Income tax payable	(248)	(97)
Deferred rent and other liabilities	2,445	101
Deferred revenues	(221)	1,517
Net cash provided by operating activities	46,138	59,866
Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,326)	(13,918)
Proceeds from sale of a subsidiary	67	48
Proceeds from sale of property, plant and equipment	23	—
Purchases of marketable securities	(18,984)	(27,373)
Proceeds from maturities of marketable securities	17,757	3,000
Net cash used in investing activities	(13,463)	(38,243)
Cash flows from financing activities:
Proceeds from issuances of common stock	7,712	19,108
Purchase and retirement of common stock	—	(10,963)
Tax withholdings related to net share settlements of equity awards	(5,694)	(6,617)
Principal repayments on term loan	(33,750)	(24,375)
Net cash used in financing activities	(31,732)	(22,847)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(516)	2,481
Net increase in cash, cash equivalents and restricted cash	427	1,257
Cash, cash equivalents and restricted cash, beginning of period	92,726	102,596
Cash, cash equivalents and restricted cash, end of period	$93,153	$103,853

Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$4,724	$(283)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,513	$2,847
Cash paid for interest	2,299	2,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 30, 2017 is derived from our 2017 Annual Report on Form 10-K. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2018 and 2017 each contain 52 weeks and the nine months ended September 29, 2018 and September 30, 2017 each contained 39 weeks. Fiscal 2018 will end on December 29, 2018.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Except as described below, our critical accounting policies have not changed during the nine months ended September 29, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

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

Transaction price allocated to the remaining performance obligations: On September 29, 2018, we had $3.5 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 54.4% of our remaining performance obligations as revenue in fiscal 2019, and approximately 13.2% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 29, 2018 and December 30, 2017 were $1.4 million and $1.6 million, respectively, and are reported on the Condensed Consolidated Balance Sheet as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Deferred rent and other liabilities. Contract liabilities as of September 29, 2018 and December 30, 2017 were $5.4 million and $5.7 million. During the three and nine months ended September 29, 2018, we recognized $0.2 million and $3.9 million of revenue, respectively, that was included in contract liabilities as of December 30, 2017.

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

ASU 2017-09
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting," which provides clarity and reduces both diversity in practice and the cost and complexity when accounting for a change to the terms of a stock-based award. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, on a prospective basis. We adopted ASU 2017-09 on December 31, 2017, the first day of fiscal 2018. There were no modifications to any stock-based awards during the three or nine months ended September 29, 2018.

ASU 2017-04
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment," which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We early adopted ASU 2017-04 on July 1, 2018, the first day of the third quarter. The adoption did not have an effect on our financial position, results of operations or cash flows.

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

The following table provides a reconciliation of Cash and cash equivalents as previously reported within the Condensed Consolidated Statements of Cash Flows to Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	December 30, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents as previously reported in the Condensed Consolidated Statements of Cash Flows	$91,184	$103,083	$101,408
Current assets - Restricted cash	372	4	106
Restricted cash	1,170	766	1,082
Cash, cash equivalents and restricted cash as currently reported in the Condensed Consolidated Statements of Cash Flows	$92,726	$103,853	$102,596

As of September 29, 2018 and December 30, 2017, Restricted cash was comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases and customer deposits.

ASU 2016-02, ASU 2018-10 and ASU 2018-11
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842): Targeted Improvements." ASU 2016-02 provides additional guidance on the measurement of the right-of-use assets and lease liabilities and will require enhanced disclosures about our leasing arrangements. Under current accounting standards, substantially all of our leases are considered operating leases and, as such, are not recognized on the Consolidated Balance Sheet. This new standard is effective for us beginning on December 30, 2018, with early adoption permitted. As initially issued, the standard required a “modified retrospective” adoption, meaning the standard is applied to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. As amended, the standard allows an additional transition method that permits a company to use its effective date as the date of initial application, and therefore, not restate comparative prior period financial information. Upon adoption we will use the modified transition method. We are currently assessing the impact on our Consolidated Financial Statements and expect that the primary impact upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases to our Consolidated Balance Sheets resulting in the recording of right-of-use assets and lease liabilities.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Intel	24.5%	30.6%	18.0%	27.4%
Micron	12.0	*	10.1	*
SK Hynix	*	*	10.2	*
Total revenues attributable to 10% or greater customers	36.5%	30.6%	38.3%	27.4%
*Represents less than 10% of total revenues.

At September 29, 2018, two customers accounted for 25.4% and 10.2% of gross accounts receivable, respectively. At December 30, 2017, two customers accounted for 24.1% and 13.6% of gross accounts receivable, respectively. No other customers accounted for 10% or more of gross accounts receivable at either of these fiscal period ends.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Raw materials	$44,793	$33,101
Work-in-progress	21,922	20,134
Finished goods	14,823	14,613
	$81,538	$67,848

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 31, 2016	$172,482	$15,528	$188,010
Foreign currency translation	—	1,910	1,910
Goodwill, gross, as of December 30, 2017	172,482	17,438	189,920
Foreign currency translation	—	(493)	(493)
Goodwill, gross, as of September 29, 2018	$172,482	$16,945	$189,427

We have not recorded any goodwill impairments as of September 29, 2018.

Intangible assets were as follows (in thousands):

	September 29, 2018			December 30, 2017
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$143,577	$92,074	$51,503	$143,966	$76,826	$67,140
Trade name	12,042	8,136	3,906	12,086	5,735	6,351
Customer relationships	40,196	20,327	19,869	40,313	16,320	23,993
Backlog	—	—	—	15,811	15,811	—
	$195,815	$120,537	$75,278	$212,176	$114,692	$97,484

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenues	$5,123	$5,473	$15,418	$17,411
Selling, general and administrative	2,389	2,043	6,458	6,098
	$7,512	$7,516	$21,876	$23,509

The estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2018	$7,509
2019	26,432
2020	23,421
2021	12,655
2022	3,215
Thereafter	2,046
$75,278

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Accrued compensation and benefits	$14,002	$18,141
Accrued warranty	2,457	3,662
Accrued withholding for employee stock purchase plan	1,430	3,279
Accrued income and other taxes	3,397	3,965
Other accrued expenses	3,591	4,647
	$24,877	$33,694

Note 6 — Restructuring Charges

Restructuring charges are comprised of costs related to employee termination benefits as well as contract termination costs, and are included in Restructuring in the Consolidated Statements of Income.

Restructuring charges in the first three quarters of fiscal 2017 related to the consolidation of an acquired subsidiary into our operations.

There were no restructuring charges in the first three quarters of fiscal 2018. Changes to the restructuring accrual in the nine months ended September 29, 2018 were as follows (in thousands):

Accrual
December 30, 2017	$399
Cash payments	(399)
September 29, 2018	$—

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended September 29, 2018 or the year ended December 30, 2017.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of fiscal 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 29, 2018	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$265	$—	$265
Commercial paper	—	999	999
Total cash equivalents	265	999	1,264
Marketable securities:
U.S. Treasuries	4,453	—	4,453
Certificates of deposit	—	1,197	1,197
Agency securities	—	8,994	8,994
Corporate bonds	—	32,186	32,186
Commercial paper	—	3,279	3,279
Total marketable securities	4,453	45,656	50,109
Interest rate swap derivative contracts	—	951	951
Total assets	$4,718	$47,606	$52,324

December 30, 2017	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$1,064	$—	$1,064
Corporate bonds	—	774	774
Total cash equivalents	1,064	774	1,838
Marketable securities:
U.S. Treasuries	3,963	—	3,963
Certificates of deposit	—	957	957
Agency securities	—	10,432	10,432
Corporate bonds	—	30,636	30,636
Commercial paper	—	3,000	3,000
Total marketable securities	3,963	45,025	48,988
Foreign exchange derivative contracts	—	31	31
Interest rate swap derivative contracts	—	1,043	1,043
Total assets	$5,027	$46,873	$51,900

We did not have any liabilities measured at fair value on a recurring basis at September 29, 2018 or December 30, 2017.

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

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended September 29, 2018	$62	Interest expense	$196	Interest expense
Three Months Ended September 30, 2017	$18	Interest expense	$54	Interest expense

Nine Months Ended September 29, 2018	$418	Interest expense	$514	Interest expense
Nine Months Ended September 30, 2017	$8	Interest expense	$(32)	Interest expense

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 29, 2018 will mature in the third quarter of fiscal 2018.

The following table provides information about our foreign currency forward contracts outstanding as of September 29, 2018 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Japanese Yen	Sell	(2,241,544)	$19,783
Taiwan Dollar	Buy	49,404	(1,626)
Korean Won	Buy	4,508,988	(4,082)
Euro Dollar	Sell	(15,050)	17,574
Total USD notional amount of outstanding foreign exchange contracts			$31,649

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of net income (loss) related to non-designated derivative instruments in the Condensed Consolidated Statements of Income were as follows (in thousands):

		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized on Derivatives	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign exchange forward contracts	Other income (expense), net	$706	$(556)	$923	$(2,364)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three or nine months ended September 29, 2018 or September 30, 2017.

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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 29, 2018	September 30, 2017
Balance at beginning of period	$3,662	$2,972
Accruals	3,168	4,888
Settlements	(4,373)	(5,009)
Balance at end of period	$2,457	$2,851

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

During the nine months ended September 29, 2018, we did not repurchase any shares. As of September 29, 2018, $6.0 million remained available for future repurchases.

Restricted Stock Units
Restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 30, 2017	3,148,061	$11.22
Awards granted	1,551,770	13.79
Awards vested	(1,271,132)	10.45
Awards forfeited	(293,969)	11.60
RSUs at September 29, 2018	3,134,730	$12.77

The total fair value of RSUs vested during the nine months ended September 29, 2018 was $17.3 million.

Performance Restricted Stock Units
We may grant Performance RSUs ("PRSUs") to certain executives, which vest based upon us achieving certain market performance criteria.

On August 16, 2018, we granted a total of 318,100 PRSUs to nine senior executives for a total grant date fair value of $4.7 million, which will be recognized ratably over the requisite service period. The performance criteria are based on a metric called Total Shareholder Return ("TSR") for the period from July 1, 2018 to June 30, 2021, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of June 30, 2018.

There were no other PRSUs granted during the nine months ended September 29, 2018.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 30, 2017	659,334	$8.12
Options exercised	(105,610)	9.93
Outstanding at September 29, 2018	553,724	$7.77	3.56	$3,308,931
Exercisable at September 29, 2018	430,104	$7.67	3.54	$2,620,928

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") was as follows:

Nine Months Ended
September 29, 2018
Shares issued	610,297
Weighted average per share purchase price	$12.84
Weighted average per share discount from the fair value of our common stock on the date of issuance	$2.82

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Cost of revenues	$832	$894	$2,565	$2,540
Research and development	1,312	1,437	3,870	3,768
Selling, general and administrative	2,393	2,255	5,986	4,971
Total stock-based compensation	$4,537	$4,586	$12,421	$11,279

Unrecognized Compensation Costs
At September 29, 2018, the unrecognized stock-based compensation was as follows (in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Stock options	$167	0.36
Restricted stock units	28,035	2.76
Performance restricted stock units	6,580	2.38
Employee stock purchase plan	974	0.34
Total unrecognized stock-based compensation expense	$35,756	1.76

Note 10 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Weighted-average shares used in computing basic net income per share	73,837	72,651	73,273	72,103
Add potentially dilutive securities	1,125	1,234	1,355	1,437
Weighted-average shares used in computing diluted net income per share	74,962	73,885	74,628	73,540

Securities not included as they would have been antidilutive	5	—	21	77

Note 11 — Commitments and Contingencies

Contractual Commitments and Purchase Obligations
During the second quarter of 2018, we amended our lease for our Beaverton, Oregon facility, which extended the lease through 2027. During the third quarter of 2018, we amended our lease for our Livermore, California facility, which extended the lease through 2028. Our purchase obligations and other contractual obligations have not materially changed as of September 29, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017. Future minimum payments under our non-cancelable operating leases were as follows as of September 29, 2018 (in thousands):

Fiscal Year	Amount
Remainder of 2018	$1,698
2019	5,944
2020	5,861
2021	5,663
2022	4,784
Thereafter	24,737
Total	$48,687

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 29, 2018, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 12 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	September 29, 2018				September 30, 2017
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$111,606	$23,383	$—	$134,989	$119,439	$24,296	$—	$143,735
Gross profit	$47,675	$11,250	$(5,955)	$52,970	$51,438	$12,571	$(6,379)	$57,630
Gross margin	42.7%	48.1%	—%	39.2%	43.1%	51.7%	—%	40.1%
Operating income (loss)	$25,609	$4,228	$(20,469)	$9,368	$17,894	$5,277	$(8,905)	$14,266

	Nine Months Ended
	September 29, 2018				September 30, 2017
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$318,120	$70,668	$—	$388,788	$347,559	$68,981	$—	$416,540
Gross profit	$138,182	$34,118	$(17,983)	$154,317	$151,204	$36,176	$(20,412)	$166,968
Gross margin	43.4%	48.3%	—%	39.7%	43.5%	52.4%	—%	40.1%
Operating income (loss)	$71,326	$12,634	$(59,647)	$24,313	$54,289	$14,363	$(27,748)	$40,904

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 29, 2018			September 30, 2017
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$61,270	$—	$61,270	$81,914	$—	$81,914
DRAM	37,359	—	37,359	32,373	—	32,373
Flash	12,977	—	12,977	5,151	—	5,151
Systems	—	23,383	23,383	—	24,297	24,297
Total	$111,606	$23,383	$134,989	$119,438	$24,297	$143,735
Timing of revenue recognition:
Products transferred at a point in time	$111,020	$22,422	$133,442	$118,995	$23,372	$142,367
Services transferred over time	586	961	1,547	443	925	1,368
Total	$111,606	$23,383	$134,989	$119,438	$24,297	$143,735
Geographical region:
United States	$34,398	$5,729	$40,127	$48,544	$8,712	$57,256
Taiwan	18,904	777	19,681	15,951	1,863	17,814
South Korea	19,664	1,437	21,101	21,217	545	21,762
Asia-Pacific[1]	22,388	6,825	29,213	19,136	4,664	23,800
Europe	5,499	3,629	9,128	6,015	6,079	12,094
Japan	10,462	4,273	14,735	8,419	2,037	10,456
Rest of the world	291	713	1,004	156	397	553
Total	$111,606	$23,383	$134,989	$119,438	$24,297	$143,735

	Nine Months Ended
	September 29, 2018			September 30, 2017
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$181,819	$—	$181,819	$244,952	$—	$244,952
DRAM	105,716	—	105,716	92,798	—	92,798
Flash	30,585	—	30,585	9,809	—	9,809
Systems	—	70,668	70,668	—	68,981	68,981
Total	$318,120	$70,668	$388,788	$347,559	$68,981	$416,540
Timing of revenue recognition:
Products transferred at a point in time	$316,495	$67,794	$384,289	$346,191	$66,388	$412,579
Services transferred over time	1,625	2,874	4,499	1,368	2,593	3,961
Total	$318,120	$70,668	$388,788	$347,559	$68,981	$416,540
Geographical region:
United States	$89,960	$16,861	$106,821	$126,110	$21,384	$147,494
Taiwan	71,300	5,680	76,980	61,568	5,593	67,161
South Korea	58,250	4,317	62,567	60,306	2,909	63,215
Asia-Pacific[1]	50,956	16,263	67,219	53,620	16,606	70,226
Europe	15,181	14,969	30,150	17,664	13,808	31,472
Japan	31,426	10,523	41,949	27,219	7,847	35,066
Rest of the world	1,047	2,055	3,102	1,072	834	1,906
Total	$318,120	$70,668	$388,788	$347,559	$68,981	$416,540

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

We generated net income of $18.9 million in the first nine months of fiscal 2018 as compared to $35.3 million in the first nine months of fiscal 2017. The decrease in net income was primarily due to decreased revenue from our Probe Cards segment and increased operating expenses.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2017 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 29, 2018, other than the adoption of new revenue recognition guidance as described in Note 1, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 30, 2017, which was filed with the Securities and Exchange Commission on February 27, 2018.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.8	59.9	60.3	59.9
Gross profit	39.2	40.1	39.7	40.1
Operating expenses:
Research and development	14.0	13.5	14.6	13.3
Selling, general and administrative	18.3	16.7	18.9	16.9
Restructuring	—	—	—	0.1
Total operating expenses	32.3	30.2	33.5	30.3
Operating income	6.9	9.9	6.2	9.8
Interest income	0.3	0.1	0.2	0.1
Interest expense	(0.6)	(0.8)	(0.7)	(0.8)
Other income (expense), net	0.2	0.2	(0.2)	—
Income before income taxes	6.7	9.6	5.5	9.1
Provision for income taxes	1.1	0.7	0.9	0.6
Net income	5.7%	8.8%	4.6%	8.6%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Probe Cards	$111,606	$119,439	$318,120	$347,559
Systems	23,383	24,296	70,668	68,981
	$134,989	$143,735	$388,788	$416,540

	Three Months Ended
	September 29, 2018	% of Revenues	September 30, 2017	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$61,270	45.4%	$81,914	57.0%	$(20,644)	(25.2)%
DRAM	37,359	27.7	32,373	22.5	4,986	15.4
Flash	12,977	9.6	5,151	3.6	7,826	151.9
Systems Market:
Systems	23,383	17.3	24,297	16.9	(914)	(3.8)
Total revenues	$134,989	100.0%	$143,735	100.0%	$(8,746)	(6.1)%

	Nine Months Ended
	September 29, 2018	% of Revenues	September 30, 2017	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$181,819	46.7%	$244,952	58.8%	$(63,133)	(25.8)%
DRAM	105,716	27.2	92,798	22.3	12,918	13.9
Flash	30,585	7.9	9,809	2.4	20,776	211.8
Systems Market:
Systems	70,668	18.2	68,981	16.5	1,687	2.4
Total revenues	$388,788	100.0%	$416,540	100.0%	$(27,752)	(6.7)%

The decreases in Foundry & Logic product revenue for the three and nine months ended September 29, 2018, compared to the three and nine months ended September 30, 2017, were primarily the result of lower demand from one major customer. This major customer accounted for 24.5% and 18.0%, respectively, of total revenues for the three and nine months ended September 29, 2018, compared to 30.6% and 27.4%, respectively, for the comparable periods of 2017.

The increases in DRAM and Flash product revenue for the three and nine months ended September 29, 2018, compared to the three and nine months ended September 30, 2017, were driven by increased unit sales as a result of increased design wins and customer demand.

The decrease in Systems product revenue for the three months ended September 29, 2018, compared to the three months ended September 30, 2017, was driven by decreased unit sales of thermal sub-systems due to customer demand. The increase in Systems product revenue for the nine months ended September 29, 2018, compared to the nine months ended September 30, 2017, was driven by increased unit sales of thermal sub-systems due to increased customer demand, partially offset by lower revenue from probe stations due to changes in product sales mix which decreased the average selling price of units sold.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 29, 2018	% of Revenue	September 30, 2017	% of Revenue	September 29, 2018	% of Revenue	September 30, 2017	% of Revenue
	(Dollars in thousands)
United States	$40,127	29.7%	$57,256	39.8%	$106,821	27.5%	$147,494	35.4%
Taiwan	19,681	14.6	17,814	12.4	76,980	19.8	67,161	16.1
South Korea	21,101	15.6	21,762	15.1	62,567	16.1	63,215	15.2
Asia-Pacific[1]	29,213	21.7	23,800	16.6	67,219	17.3	70,226	16.9
Europe	9,128	6.8	12,094	8.4	30,150	7.8	31,472	7.6
Japan	14,735	10.9	10,456	7.3	41,949	10.8	35,066	8.4
Rest of the world	1,004	0.7	553	0.4	3,102	0.8	1,906	0.5
Total revenues	$134,989	100.0%	$143,735	100.0%	$388,788	100.0%	$416,540	100.0%

1 Asia-Pacific includes all countries in the region except Taiwan, South Korea and Japan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than U.S.

Changes in revenue by geographic region for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017 were primarily attributable to changes in customer demand and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Gross profit	$52,970	$57,630	$(4,660)	(8.1)%
Gross margin	39.2%	40.1%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
Gross profit	$154,317	$166,968	$(12,651)	(7.6)%
Gross margin	39.7%	40.1%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 29, 2018				September 30, 2017
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$47,675	$11,250	$(5,955)	$52,970	$51,438	$12,571	$(6,379)	$57,630
Gross margin	42.7%	48.1%	—%	39.2%	43.1%	51.7%	—%	40.1%

	Nine Months Ended
	September 29, 2018				September 30, 2017
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$138,182	$34,118	$(17,983)	$154,317	$151,204	$36,176	$(20,412)	$166,968
Gross margin	43.4%	48.3%	—%	39.7%	43.5%	52.4%	—%	40.1%

Probe Cards
For the three and nine months ended September 29, 2018, gross profit in the Probe Cards segment decreased due to decreased sales. Gross margins decreased due to fluctuations in product mix and factory utilization.

Systems
For the three and nine months ended September 29, 2018, gross profit and gross margin in the Systems segment decreased due to changes in product sales mix and changes in foreign currency exchange rates.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation expense, acquisition-related costs, including charges related to inventory stepped up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three and nine months ended September 29, 2018, compared to the three and nine months ended September 30, 2017, gross profit decreased due to lower revenue, and gross margins decreased due to unfavorable product mix and lower factory utilization, as well as changes in foreign currency exchange rates, partially offset by lower amortization.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation	$832	$894	$2,565	$2,540

Future gross margins may be adversely impacted by lower revenues, unfavorable product mix and lower factory utilization even though we have taken significant steps to reduce our operating cost structure. Our gross margins may also be adversely affected if we are required to record additional inventory write-downs for estimated average selling prices that are below cost.

Research and Development

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
	(Dollars in thousands)
Research and development	$18,857	$19,338	$(481)	(2.5)%
% of revenues	14.0%	13.5%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
	(Dollars in thousands)
Research and development	$56,578	$55,294	$1,284	2.3%
% of revenues	14.6%	13.3%

The decrease in research and development expenses in the three months ended September 29, 2018 when compared to corresponding period in prior year was primarily driven by a decrease in employee incentive compensation. The increase in the nine months ended September 29, 2018 when compared to corresponding period in prior year was primarily due to an increase in project material costs to support research and development within our Probe Cards segment, partially offset by a decrease in employee incentive compensation. The lower employee incentive compensation in both periods was primarily due to decreased profitability from lower revenues.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 29, 2018 compared to Three Months Ended September 30, 2017	Nine Months Ended September 29, 2018 compared to Nine Months Ended September 30, 2017

Employee compensation costs	$(688)	$(627)
Stock-based compensation	(125)	102
Project material costs	153	1,104
Depreciation	85	287
Other general operations	94	418
	$(481)	$1,284

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation	$1,312	$1,437	$3,870	$3,768

Selling, General and Administrative

	Three Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$24,745	$24,010	$735	3.1%
% of revenues	18.3%	16.7%

	Nine Months Ended
	September 29, 2018	September 30, 2017	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$73,426	$70,441	$2,985	4.2%
% of revenues	18.9%	16.9%

The increases in the three and nine months ended September 29, 2018 when compared to the corresponding periods in the prior year were primarily due to increases in consulting fees related to information systems implementation and stock-based compensation, partially offset by a reduction in employee incentive compensation due to decreased profitability from lower revenues. A detail of the changes is as follows (in thousands):

	Three Months Ended September 29, 2018 compared to Three Months Ended September 30, 2017	Nine Months Ended September 29, 2018 compared to Nine Months Ended September 30, 2017

General operating expenses	$224	$698
Consulting fees	164	1,441
Stock-based compensation	138	1,015
Travel related costs	321	125
Employee compensation	(458)	(654)
Amortization of intangibles	346	360
	$735	$2,985

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation	$2,393	$2,255	$5,986	$4,971

Restructuring Charges, net

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Restructuring charges, net	$—	$16	$—	$329
% of revenues	—%	—%	—%	0.1%

Restructuring charges in the first nine months of fiscal 2017 were related to the consolidation of Cascade Microtech into our operations and included costs related to employee termination benefits and contract termination costs.

Interest Income and Interest Expense

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(Dollars in thousands)
Interest income	$369	$123	$952	$283
Weighted average balance of cash and investments	$134,516	$125,675	$136,986	$120,134
Weighted average yield on cash and investments	1.50%	0.91%	1.46%	0.72%

Interest expense	$(777)	$(1,109)	$(2,654)	$(3,446)
Average term loan outstanding	$84,725	$123,558	$96,003	$131,696
Weighted average interest rate on term loan	4.09%	3.23%	3.88%	3.01%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increases in interest income for the three and nine months ended September 29, 2018 compared with corresponding periods of prior year were attributable to higher investment yields, as well as higher average investment balances.

Interest expense primarily includes interest on our term loan and interest-rate swap derivative contracts, as well as term loan issuance costs amortization charges. The decreases in interest expense for the three and nine months ended September 29, 2018 compared to the three and nine months ended September 30, 2017 were primarily due to lower outstanding debt balances as a result of principal payments made, partially offset by higher interest rates.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(Dollars in thousands)
Provision for income taxes	$1,393	$1,028	$3,334	$2,435
Effective income tax rate	15.3%	7.6%	15.0%	6.4%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from lapsing of statute of limitations related to uncertain tax positions in foreign jurisdictions. We continue to maintain a full valuation allowance against our U.S. Federal and State deferred tax assets. The change in provision for income taxes was driven by higher profits in foreign jurisdictions for the three and nine months ended September 29, 2018, compared to the three and nine months ended September 30, 2017.

We have reported U.S. pre-tax losses, compared to U.S. pre-tax income in seven of the last nine fiscal years. We have not yet been able to establish a sustained level of profitability in the U.S. or other sufficient significant positive evidence to conclude that our U.S. deferred tax assets are more likely than not to be realized. Therefore, we continue to maintain a valuation allowance against most of our U.S. deferred tax assets. It is reasonably possible that by the end of fiscal year 2018, we will establish a sustained level of profitability in the U.S. As a result, in the fourth quarter of fiscal year 2018, we may reverse a significant portion of the valuation allowance recorded against our U.S. deferred tax assets, which was $109.8 million at December 30, 2017. The reversal would result in a noncash income tax benefit for the three and twelve months ended December 29, 2018.

New tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was enacted on December 22, 2017. In connection with our initial analysis of the impact of the Tax Act, the Tax Act did not have a material impact on the fiscal 2017 tax provision. With the reduction in the U.S. corporate income tax rate, we revalued our ending U.S. deferred tax assets at December 30, 2017, which was offset by a corresponding change in the U.S. valuation allowance. We also released the valuation allowance against $0.8 million of AMT tax credits at December 30, 2017 which became fully refundable under the Tax Act. We have completed the accounting for the tax effects of the Tax Act described above for fiscal year 2017 and there have been no material changes to estimated amounts.

Liquidity and Capital Resources

Capital Resources
Our working capital was $224.3 million at September 29, 2018, which did not change significantly compared to $213.7 million at December 30, 2017.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds and commercial paper. Marketable securities primarily consist of U.S. agency securities and corporate bonds. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $142.1 million at September 29, 2018, compared to $140.2 million at December 30, 2017. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (in response to an industry demand downturn or other event), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline in fiscal 2018.

We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. As part of these strategies, we indefinitely reinvest a portion of our foreign earnings. During the nine months ended September 29, 2018, we repatriated $16.5 million of foreign earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 29, 2018	September 30, 2017
	(In thousands)
Net cash provided by operating activities	$46,138	$59,866
Net cash used in investing activities	(13,463)	(38,243)
Net cash used in financing activities	(31,732)	(22,847)

Operating Activities
Net cash provided by operating activities for the nine months ended September 29, 2018 was primarily attributable to net income of $18.9 million and $53.3 million of net non-cash expenses, offset by operating assets and liabilities using $26.1 million of cash as discussed in more detail below.

Accounts receivable, net, increased $7.4 million to $88.9 million at September 29, 2018, compared to $81.5 million at December 30, 2017, as a result of changes in customer sales mix and timing of customer shipments.

Inventories, net, increased $13.7 million to $81.5 million at September 29, 2018, compared to $67.8 million at December 30, 2017, as a result of increased inventory purchases to shorten lead time and improve pricing, and in anticipation of customer demand.

Prepaid expenses and other current assets increased $2.0 million to $15.7 million at September 29, 2018, compared to $13.7 million at December 30, 2017, as a result of increases in unrealized gains on hedging and forward contracts, prepaid insurance and other services, and short-term deposits.

Accounts payable increased $14.6 million to $49.7 million at September 29, 2018, compared to $35.0 million at December 30, 2017, as a result of increased inventory and fixed asset purchases, and timing of vendor payments.

Accrued liabilities decreased $8.8 million to $24.9 million at September 29, 2018, compared to $33.7 million at December 30, 2017, as a result of timing of employee payroll, decreases in employee stock purchase plan withholdings due to timing within the plan's withholding period, and decrease in accrued warranty.

Investing Activities
Net cash used in investing activities for the nine months ended September 29, 2018 was primarily related to $12.3 million of cash used in the acquisition of property, plant and equipment, as well as $1.2 million of net purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended September 29, 2018 primarily related to $33.8 million of principal payments made towards the repayment of our term loan and $5.7 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $7.7 million of proceeds received from issuances of common stock under our employee stock purchase plan and exercise of stock options.

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

The Term Loan bears interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We have currently elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments are payable in monthly installments over a five-year period.

On July 25, 2016 we entered into an interest rate swap agreement with HSBC and other lenders to hedge the interest payments on the Term Loan for the notional amount of $95.6 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into these interest-rate swap agreements to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreements, we convert a floating rate interest at one-month LIBOR plus 2% into a fixed rate interest at 2.939%. As of September 29, 2018 the notional amount of the loan that is subject to this interest rate swap is $60.0 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

The Term Loan amortizes in equal quarterly installments, which began June 30, 2016, in annual amounts equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. The Credit Agreement allows voluntary prepayment to be made at any time to prepay the Term Loan in whole or in part without penalty or premium. As of September 29, 2018, we have made prepayments of $40.0 million in addition to scheduled installments per the Credit Agreement. For the three and nine months ended September 29, 2018, we made prepayments of $5.0 million and $15.0 million, respectively, in addition to scheduled installments.

The obligations under the Term Loan are guaranteed by substantially all of our assets and the assets of our domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains negative covenants customary for financing of this type, as well as certain financial maintenance covenants. As of September 29, 2018, the balance outstanding pursuant to the Term Loan was $72.5 million at an interest rate of 4.25% and we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on February 1, 2020. During the nine months ended September 29, 2018, we did not repurchase any shares of common stock. As of September 29, 2018, $6.0 million remained available for future repurchases.

Repurchased shares are retired upon the settlement of the related trade transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments

Other than our operating lease commitments as disclosed in Note 11 of Notes to Condensed Consolidated Financial Statements, our contractual obligations and commitments have not materially changed as of September 29, 2018 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 29, 2018, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 29, 2018 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2017. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2017 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	October 20, 2003	3.01
3.2	Amended and Restated Bylaws of the Registrant	8-K	July 22, 2016	3.2
10.01	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc.	8-K	October 2, 2018	10.01
10.02	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc.	8-K	October 2, 2018	10.02
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

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

FormFactor, Inc.

Date:	November 6, 2018	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)