Form 10-Q
period 2019-03-30
FORMFACTOR INC
filed 2019-05-07
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019

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

As of May 1, 2019, 74,581,339 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts) (Unaudited)

	March 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$105,759	$98,472
Marketable securities	54,086	50,531
Accounts receivable, net of allowance for doubtful accounts of $185 and $185	81,492	95,333
Inventories, net	83,216	77,706
Restricted cash	824	849
Refundable income taxes	1,261	1,260
Prepaid expenses and other current assets	11,747	13,669
Total current assets	338,385	337,820
Restricted cash	1,130	1,225
Operating lease, right-of-use-assets	34,397	—
Property, plant and equipment, net of accumulated depreciation of $266,274 and $263,102	54,697	54,054
Goodwill	188,925	189,214
Intangibles, net	60,385	67,640
Deferred tax assets	77,293	77,301
Other assets	1,409	968
Total assets	$756,621	$728,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,555	$40,006
Accrued liabilities	22,559	27,731
Current portion of term loan, net of unamortized issuance cost of $128 and $160	33,622	29,840
Deferred revenue	6,885	4,941
Operating lease liabilities	6,022	—
Total current liabilities	100,643	102,518
Term loan, less current portion, net of unamortized issuance cost of $10 and $29	23,740	34,971
Deferred tax liabilities	2,306	2,355
Long-term operating lease liabilities	32,239	—
Other liabilities	4,705	8,214
Total liabilities	163,633	148,058

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 74,488,498 and 74,139,712 shares issued and outstanding	74	74
Additional paid-in capital	871,617	862,897
Accumulated other comprehensive income (loss)	(599)	780
Accumulated deficit	(278,104)	(283,587)
Total stockholders’ equity	592,988	580,164
Total liabilities and stockholders’ equity	$756,621	$728,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts) (Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	$132,213	$118,290
Cost of revenues	79,692	73,161
Gross profit	52,521	45,129
Operating expenses:
Research and development	19,723	18,046
Selling, general and administrative	25,184	23,449
Total operating expenses	44,907	41,495
Operating income	7,614	3,634
Interest income	580	257
Interest expense	(595)	(967)
Other expense, net	(84)	(512)
Income before income taxes	7,515	2,412
Provision for income taxes	2,032	287
Net income	$5,483	$2,125
Net income per share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03
Weighted-average number of shares used in per share calculations:
Basic	74,362	72,826
Diluted	76,009	74,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands) (Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Net income	$5,483	$2,125
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(917)	2,166
Unrealized gains (losses) on available-for-sale marketable securities	151	(174)
Unrealized gains (losses) on derivative instruments	(613)	172
Other comprehensive income (loss), net of tax	(1,379)	2,164
Comprehensive income	$4,104	$4,289

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Three Months Ended March 30, 2019
Balances, December 29, 2018	74,139,712	$74	$862,897	$780	$(283,587)	$580,164
Issuance of common stock under the Employee Stock Purchase Plan	301,497	—	3,670	—	—	3,670
Issuance of common stock pursuant to exercise of options for cash	19,207	—	90	—	—	90
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	28,082	—	(302)	—	—	(302)
Stock-based compensation	—	—	5,262	—	—	5,262
Other comprehensive loss	—	—	—	(1,379)	—	(1,379)
Net income	—	—	—	—	5,483	5,483
Balances, March 30, 2019	74,488,498	$74	$871,617	$(599)	$(278,104)	$592,988

	Three Months Ended March 31, 2018
Balances, December 30, 2017	72,532,176	$73	$843,116	$3,021	$(387,573)	$458,637
Issuance of common stock under the Employee Stock Purchase Plan	341,670	1	3,704	—	—	3,705
Issuance of common stock pursuant to exercise of options for cash	105,610	—	1,049	—	—	1,049
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	34,386	—	(357)	—	—	(357)
Stock-based compensation	—	—	3,737	—	—	3,737
Adoption of ASU 2017-12	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	2,164	—	2,164
Net income	—	—	—	—	2,125	2,125
Balances, March 31, 2018	73,013,842	$74	$851,249	$5,185	$(385,498)	$471,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Three Months Ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$5,483	$2,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,947	3,525
Amortization	7,090	7,194
Amortization (accretion) of discount on investments	(71)	23
Amortization of operating lease, right-of-use assets	1,277	—
Stock-based compensation expense	5,295	3,756
Amortization of debt issuance costs	51	123
Deferred income tax provision	—	59
Provision for excess and obsolete inventories	2,725	2,045
Loss on disposal of long-lived assets	118	15
Loss on derivative instruments	59	—
Foreign currency transaction losses (gains)	121	(561)
Changes in assets and liabilities:
Accounts receivable	13,805	3,354
Inventories	(8,658)	(7,408)
Prepaid expenses and other current assets	2,167	(247)
Refundable income taxes	(1)	(52)
Other assets	(564)	662
Accounts payable	(7,148)	2,988
Accrued liabilities	(6,275)	(9,521)
Income tax payable	943	(829)
Other liabilities	33	2,515
Deferred revenues	1,931	(444)
Operating lease liabilities	(1,690)	—
Net cash provided by operating activities	20,638	9,322
Cash flows from investing activities:
Acquisition of property, plant and equipment	(6,028)	(3,831)
Proceeds from sale of a subsidiary	28	20
Purchases of marketable securities	(12,382)	(3,587)
Proceeds from maturities of marketable securities	9,050	4,007
Net cash used in investing activities	(9,332)	(3,391)
Cash flows from financing activities:
Proceeds from issuances of common stock	3,870	4,754
Tax withholdings related to net share settlements of equity awards	(302)	(357)
Principal repayments on term loan	(7,500)	(8,750)
Net cash used in financing activities	(3,932)	(4,353)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	1,078
Net increase in cash, cash equivalents and restricted cash	7,167	2,656
Cash, cash equivalents and restricted cash, beginning of period	100,546	92,726
Cash, cash equivalents and restricted cash, end of period	$107,713	$95,382
Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(1,253)	$601
Operating lease, right-of-use assets obtained in exchange for lease obligations	35,713	—
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,082	$771
Cash paid for interest	302	826
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 29, 2018 is derived from our 2018 Annual Report on Form 10-K. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2019 and 2018 each contain 52 weeks and the three months ended March 30, 2019 and March 31, 2018 each contained 13 weeks. Fiscal 2019 will end on December 28, 2019.

Reclassifications
Certain immaterial reclassifications were made to the prior period financial statements to conform to the current period presentation.

Critical Accounting Policies
Our critical accounting policies have not changed during the three months ended March 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

New Accounting Pronouncements

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

ASU 2016-02, ASU 2018-10, ASU 2018-11 and ASU 2019-01
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which requires the recognition of right-of-use assets and lease liabilities for all long-term leases, including operating leases, on the balance sheet. ASU 2016-02 was amended in July 2018 by both ASU 2018-10, "Codification Improvements to Topic 842, Leases," and ASU 2018-11, "Leases (Topic 842): Targeted Improvements" and in March 2019 by ASU 2019-01, "Leases (Topic 842): Codification Improvements." ASU 2016-02 provides additional guidance on the measurement of the right-of-use assets and lease liabilities and requires enhanced disclosures about our leasing arrangements. We adopted Topic 842 and all related amendments on December 30, 2018, the first day of fiscal 2019, using the modified transition approach. The modified transition approach permits a company to use its effective date as the date of initial application to apply the standard to its leases, and, therefore, not restate comparative prior period financial information. Consequently, prior period financial information is not updated, and the disclosures required under the new standard will not be provided for dates and periods before December 30, 2018. The standard provides several optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess, under the new standard, our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption. This means, for those leases that qualify, we will not recognize a right-of-use asset or lease liability, and this includes not recognizing right-of-use assets or lease liabilities for existing short-term leases of those assets in transition. We also elected the practical expedient to not separate lease and non-lease components for all our leases. The adoption of the lease standard did not have any effect on our previously reported Condensed

Consolidated Statements of Operations and did not result in a cumulative catch-up adjustment to opening equity. See Note 12 for additional information.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 30, 2019	March 31, 2018
Intel Corporation	21.3%	14.0%
SK Hynix Inc.	*	10.1
Samsung Electronics., LTD.	13.8	*
	35.1%	24.1%
*Represents less than 10% of total revenues.

At March 30, 2019, two customers accounted for 16.7% and 10.7% of gross accounts receivable, respectively. At December 29, 2018, two customers accounted for 27.8% and 13.0% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Raw materials	$44,627	$43,380
Work-in-progress	22,356	20,431
Finished goods	16,233	13,895
	$83,216	$77,706

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 30, 2017	$172,482	$17,438	$189,920
Foreign currency translation	—	(706)	(706)
Goodwill, gross, as of December 29, 2018	172,482	16,732	189,214
Foreign currency translation	—	(289)	(289)
Goodwill, gross, as of March 30, 2019	$172,482	$16,443	$188,925

We have not recorded any goodwill impairments as of March 30, 2019.

Intangible assets were as follows (in thousands):

	March 30, 2019			December 29, 2018
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$143,179	$101,708	$41,471	$143,408	$97,111	$46,297
Trade name	11,997	10,206	1,791	12,023	9,173	2,850
Customer relationships	40,077	22,954	17,123	40,146	21,653	18,493
	$195,253	$134,868	$60,385	$195,577	$127,937	$67,640

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of revenues	$4,719	$5,157
Selling, general and administrative	2,371	2,037
	$7,090	$7,194

The estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2019	$19,249
2020	23,318
2021	12,592
2022	3,484
2023	1,742
$60,385

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Accrued compensation and benefits	$13,135	$15,600
Accrued employee stock purchase plan contributions withheld	1,475	3,174
Accrued warranty	2,021	2,102
Accrued income and other taxes	2,906	4,222
Other accrued expenses	3,022	2,633
	$22,559	$27,731

Note 6 — Restructuring Charges

Restructuring charges in the first quarter of fiscal 2019 compromised of costs related to employee termination benefits, cost of long-lived asset abandonment, as well as inventory write downs.

Restructuring charges were included in our Consolidated Statement of Operations as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of revenues	$120	$—
Selling, general, and administrative	89	—
	$209	$—

Changes to the restructuring accrual in the three months ended March 30, 2019 were as follows (in thousands):

	Employee Severance and Benefits	Other Costs	Total Accrual
December 29, 2018	$20	$—	$20
Restructuring charges	75	134	209
Non-cash settlement	—	(134)	(134)
March 30, 2019	$95	$—	$95

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 30, 2019 or the year ended December 29, 2018.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2019.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 30, 2019	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$3,077	$—	$3,077
Marketable securities:
U.S. Treasuries	15,450	—	15,450
Certificates of deposit	—	959	959
Agency securities	—	11,631	11,631
Corporate bonds	—	26,046	26,046
Commercial paper	—	—	—
	15,450	38,636	54,086
Interest rate swap derivative contracts	—	427	427
Total assets	$18,527	$39,063	$57,590
Liabilities:
Foreign exchange derivative contracts	$—	$(377)	$(377)

December 29, 2018	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$1,184	$—	$1,184
Marketable securities:
U.S. Treasuries	7,997	—	7,997
Certificates of deposit	—	957	957
Agency securities	—	8,608	8,608
Corporate bonds	—	30,674	30,674
Commercial paper	—	2,295	2,295
	7,997	42,534	50,531
Interest rate swap derivative contracts	—	871	871
Total assets	$9,181	$43,405	$52,586

We did not have any liabilities measured at fair value on a recurring basis at December 29, 2018.

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

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion )
Three Months Ended March 30, 2019	$(28)	Interest expense	$(208)	Interest expense	$—
Three Months Ended March 31, 2018	$255	Interest expense	$132	Interest expense	$—

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded within Other income (expense), net in our Condensed Consolidated Statement of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Condensed Consolidated Statements of Income as the impact of the hedge transaction. At March 30, 2019, we expect to reclassify $0.4 million of the amount accumulated in other comprehensive income (loss) to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 30, 2019 will mature in the fourth quarter of fiscal 2019.

The following table provides information about our foreign currency forward contracts outstanding as of March 30, 2019 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(2,511)	$(3,320)
Japanese Yen	Buy	(324,310)	(2,932)
Korean Won	Buy	(2,982,606)	(2,651)
Total USD notional amount of outstanding foreign exchange contracts			$(8,903)

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The impact of foreign exchange derivative contracts not designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

		Amount of Gain Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized on Derivatives	March 30, 2019	March 31, 2018
Foreign exchange forward contracts	Other expense, net	$314	$862

The impact of foreign exchange derivative contracts designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Loss Recognized in Accumulated OCI on Derivative	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Three Months Ended March 30, 2019	$(435)	Cost of revenues	$(32)
		Research and development	(19)
		Selling, general and administrative	(7)
			$(58)

Three Months Ended March 31, 2018	$—		$—

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report goodwill and intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 30, 2019 or March 31, 2018.

Note 8 — Warranty

We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based upon historical experience and our estimate of the level of future costs. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. We continuously monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances.

We provide for the estimated cost of product warranties at the time revenue is recognized as a component of Cost of revenues in our Condensed Consolidated Statement of Income.

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Balance at beginning of period	$2,102	$3,662
Accruals	889	1,025
Settlements	(970)	(1,848)
Balance at end of period	$2,021	$2,839

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

During the three months ended March 30, 2019, we did not repurchase any shares. As of March 30, 2019, $6.0 million remained available for future repurchases.

Restricted Stock Units
Restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 29, 2018	3,102,226	$12.79
Awards vested	(47,696)	10.17
Awards forfeited	(17,501)	12.77
RSUs at March 30, 2019	3,037,029	12.83

The total fair value of RSUs vested during the three months ended March 30, 2019 was $0.7 million.

Performance Restricted Stock Units
We may grant Performance RSUs ("PRSUs") to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the first quarter of fiscal 2019. PRSUs are included as part of the RSU activity above.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2018	524,725	$8.00
Options exercised	(19,207)	4.69
Outstanding at March 30, 2019	505,518	$8.12	2.88	$4,028,192
Vested and expected to vest at March 30, 2019	505,518	$8.12	2.88	$4,028,192
Exercisable at March 30, 2019	505,518	$8.12	2.88	$4,028,192

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") was as follows:

Three Months Ended
March 30, 2019
Shares issued	301,497
Weighted average per share purchase price	$12.18
Weighted average per share discount from the fair value of our common stock on the date of issuance	$4.85

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Cost of revenues	$950	$920
Research and development	1,519	1,302
Selling, general and administrative	2,826	1,534
Total stock-based compensation	$5,295	$3,756

Unrecognized Compensation Costs
At March 30, 2019, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$20,178	1.87
Performance restricted stock units	4,991	1.99
Employee stock purchase plan	975	0.84
Total unrecognized stock-based compensation expense	$26,144

Note 10 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Weighted-average shares used in computing basic net income per share	74,362	72,826
Add potentially dilutive securities	1,647	1,516
Weighted-average shares used in computing diluted net income per share	76,009	74,342

Securities not included as they would have been antidilutive	38	19

Note 11 — Commitments and Contingencies

Leases
See Note 12.

Contractual Commitments and Purchase Obligations
Our purchase obligations and other contractual obligations have not materially changed as of March 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 30, 2019, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 12 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 10 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 4 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 8 years at March 30, 2019 and the weighted-average discount rate was 4.7%.

The components of lease expense were as follows (in thousands):

Three Months Ended
March 30, 2019
Lease expense:
Operating lease expense	$1,745
Short-term lease expense	17
Variable lease expense	419
$2,181

Future minimum payments under our non-cancelable operating leases were as follows as of March 30, 2019 (in thousands):

Fiscal Year	Amount
Remainder of 2019	$4,950
2020	6,698
2021	5,819
2022	4,890
2023	4,432
Thereafter	20,406
$47,195

Note 13 — Revenue

Transaction price allocated to the remaining performance obligations: On March 30, 2019, we had $3.9 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 74% of our remaining performance obligations as revenue in the remainder of fiscal 2019, and approximately 26% in fiscal 2020 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 30, 2019 and December 29, 2018 were $0.6 million and $0.3 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 30, 2019 and December 29, 2018 were $7.6 million and $5.7 million, respectively. During the three months ended March 30, 2019, we recognized $1.4 million of revenue that was included in contract liabilities as of December 29, 2018.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 14 of Notes to Consolidated Financial Statements for further details.

Note 14 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	March 30, 2019				March 31, 2018
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$108,103	$24,110	$—	$132,213	$94,928	$23,362	$—	$118,290
Gross profit	$45,294	$13,016	$(5,789)	$52,521	$40,071	$11,135	$(6,077)	$45,129
Gross margin	41.9%	54.0%	—%	39.7%	42.2%	47.7%	—%	38.2%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 30, 2019			March 31, 2018
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$71,580	$—	$71,580	$58,439	$—	$58,439
DRAM	28,886	—	28,886	30,266	—	30,266
Flash	7,637	—	7,637	6,223	—	6,223
Systems	—	24,110	24,110	—	23,362	23,362
Total	$108,103	$24,110	$132,213	$94,928	$23,362	$118,290
Timing of revenue recognition:
Products transferred at a point in time	$107,491	$23,142	$130,633	$94,434	$22,521	$116,955
Services transferred over time	612	968	1,580	494	841	1,335
Total	$108,103	$24,110	$132,213	$94,928	$23,362	$118,290
Geographical region:
United States	$27,655	$6,608	$34,263	$26,488	$6,375	$32,863
South Korea	25,018	1,705	26,723	13,916	1,074	14,990
Taiwan	21,257	1,130	22,387	25,971	1,751	27,722
China	18,151	3,692	21,843	9,027	3,247	12,274
Japan	5,300	5,132	10,432	10,132	3,540	13,672
Europe	5,373	4,120	9,493	5,573	5,929	11,502
Asia-Pacific[1]	2,790	473	3,263	3,490	1,325	4,815
Rest of the world	2,559	1,250	3,809	331	121	452
Total	$108,103	$24,110	$132,213	$94,928	$23,362	$118,290
1 Asia-Pacific includes all countries in the region except China, Japan, South Korea, and Taiwan, which are disclosed separately.

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 29, 2018 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of electrical test and measurement technologies. We provide a broad range of high-performance probe cards, analytical probes, probe stations and thermal sub-systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits from research, to development through production. Customers use our products and services to lower production costs, improve yields, and enable development of their complex next-generation products.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations and thermal sub-systems are included in the Systems segment.

We generated net income of $5.5 million in the first three months of fiscal 2019 as compared to $2.1 million in the first three months of fiscal 2018. The increase in net income was primarily due to increased revenue from our Probe Cards segment, partially offset by higher operating expenses and higher provision for income taxes.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 30, 2019, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 29, 2018, which was filed with the Securities and Exchange Commission on February 26, 2019.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2019	March 31, 2018
Revenues	100.0%	100.0%
Cost of revenues	60.3	61.8
Gross profit	39.7	38.2
Operating expenses:
Research and development	14.9	15.3
Selling, general and administrative	19.0	19.8
Total operating expenses	33.9	35.1
Operating income	5.8	3.1
Interest income	0.4	0.2
Interest expense	(0.5)	(0.8)
Other expense, net	(0.1)	(0.5)
Income before income taxes	5.6	2.0
Provision for income taxes	1.5	0.2
Net income	4.1%	1.8%

Revenues by Segment and Market

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Probe Cards	$108,103	$94,928
Systems	24,110	23,362
	$132,213	$118,290

	Three Months Ended
	March 30, 2019	% of Revenues	March 31, 2018	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$71,580	54.1%	$58,439	49.4%	$13,141	22.5%
DRAM	28,886	21.9	30,266	25.6	(1,380)	(4.6)
Flash	7,637	5.8	6,223	5.3	1,414	22.7
Systems Market:
Systems	24,110	18.2	23,362	19.7	748	3.2
Total revenues	$132,213	100.0%	$118,290	100.0%	$13,923	11.8%

The increase in Foundry & Logic product revenue for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, was primarily the result of lower demand in the prior year from one major customer as a result of delays in its node transitions. This major customer accounted for 21.3% of total revenues for the first three months ended March 30, 2019, compared to 14.0% for the first three months ended March 31, 2018.

The decrease in DRAM product revenue for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, was driven by decreased unit sales.

The increase in Flash product revenue for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, was driven by increased unit sales as a result of increased design wins and customer demand.

The increase in Systems product revenue for the three months ended March 30, 2019, compared to the three months ended March 31, 2018, was driven by changes in product sales mix of probe stations, which includes a new 200mm platform, partially offset by lower revenue from thermal sub-systems.

Revenues by Geographic Region

	Three Months Ended
	March 30, 2019	% of Revenue	March 31, 2018	% of Revenue
	(Dollars in thousands)
United States	$34,263	25.9%	$32,863	27.8%
South Korea	26,723	20.2	14,990	12.7
Taiwan	22,387	16.9	27,722	23.4
China	21,843	16.5	12,274	10.4
Japan	10,432	7.9	13,672	11.6
Europe	9,493	7.2	11,502	9.7
Asia-Pacific[1]	3,263	2.5	4,815	4.1
Rest of the world	3,809	2.9	452	0.4
Total revenues	$132,213	100.0%	$118,290	100.0%

1 Asia-Pacific includes all countries in the region except China, Japan, South Korea and Taiwan, which are disclosed separately.

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than U.S.

Changes in revenue by geographic region for the three months ended March 30, 2019 compared to the three months ended March 31, 2018 were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
Gross profit	$52,521	$45,129	$7,392	16.4%
Gross margin	39.7%	38.2%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 30, 2019				March 31, 2018
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$45,294	$13,016	$(5,789)	$52,521	$40,071	$11,135	$(6,077)	$45,129
Gross margin	41.9%	54.0%	—%	39.7%	42.2%	47.7%	—%	38.2%

Probe Cards
For the three months ended March 30, 2019, gross profit in the Probe Cards segment increased compared to the three months ended March 31, 2018 primarily due to increased sales. Gross margins remained relatively consistent as positive impacts from higher volume and factory utilization were offset by the impact of a less favorable product mix.

Systems
For the three months ended March 30, 2019, gross profit and gross margin in the Systems segment increased compared to the three months ended March 31, 2018 due to increased sales and a favorable product mix.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation expense, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended March 30, 2019, compared to the three months ended March 31, 2018, revenue and gross profit increased due to higher unit sales and product mix.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock-based compensation	$950	$920

Future gross margins may be adversely impacted by lower revenues, unfavorable product mix and lower factory utilization even though we have taken significant steps to reduce our operating cost structure. Our gross margins may also be adversely affected if we are required to record additional inventory write-downs for estimated average selling prices that are below cost.

Research and Development

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
	(Dollars in thousands)
Research and development	$19,723	$18,046	$1,677	9.3%
% of revenues	14.9%	15.3%

The increase in research and development expenses in the three months ended March 30, 2019 when compared to corresponding period in prior year was primarily driven by an increase in employee incentive compensation due to increased profitability from higher revenues.

A detail of the change is as follows (in millions):

Three Months Ended March 30, 2019 compared to Three Months Ended March 31, 2018

Employee compensation costs	$1.3
Stock-based compensation	0.2
Other general operations	0.2
$1.7

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock-based compensation	$1,519	$1,302

Selling, General and Administrative

	Three Months Ended
	March 30, 2019	March 31, 2018	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$25,184	$23,449	$1,735	7.4%
% of revenues	19.0%	19.8%

The increase in selling, general and administrative in the three months ended March 30, 2019 when compared to the corresponding period in the prior year was primarily due to an increase in employee incentive compensation due to increased profitability from higher revenues and stock-based compensation, partially offset by a reduction in consulting fees.

A detail of the change is as follows (in millions):

Three Months Ended March 30, 2019 compared to Three Months Ended March 31, 2018

Consulting fees	$(1.0)
Stock-based compensation	1.3
Employee compensation	1.1
Amortization of intangibles	0.3
$1.7

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2019	March 31, 2018
Stock-based compensation	$2,826	$1,534

Interest Income and Interest Expense

	Three Months Ended
	March 30, 2019	March 31, 2018
	(Dollars in thousands)
Interest Income	$580	$257
Weighted average balance of cash and investments	$151,451	$133,634
Weighted average yield on cash and investments	2.03%	1.50%

Interest Expense	$595	$967
Average debt outstanding	$64,835	$106,058
Weighted average interest rate on debt	4.51%	3.61%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended March 30, 2019 compared with corresponding period of the prior year was attributable to higher investment yields, as well as higher average investment balances.

Interest expense primarily includes interest on our term loan and interest-rate swap derivative contracts, as well as term loan issuance costs amortization charges. The decrease in interest expense for the three months ended March 30, 2019 compared to the same period of the prior year was primarily due to lower outstanding debt balances as a result of principal payments made, partially offset by higher interest rates.

Other Expense, Net
Other expense, net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands, except percentages)
Provision for income taxes	$2,032	$287
Effective tax rate	27.0%	11.9%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from lapsing of statute of limitations related to uncertain tax positions in foreign jurisdictions. In the fourth quarter of fiscal 2018 we released our valuation allowance against certain U.S. deferred tax assets as sufficient positive evidence existed to support the realization of such deferred tax assets, resulting in an increase in our effective tax rate for the three months ended March 30, 2019 compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

Capital Resources
Our working capital was $237.7 million at March 30, 2019, which did not change significantly compared to $235.3 million at December 29, 2018.

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

Our cash, cash equivalents and marketable securities totaled approximately $159.8 million at March 30, 2019, compared to $149.0 million at December 29, 2018. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (in response to an industry demand downturn or other event), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline in fiscal 2019.

We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where needed. As part of these strategies, we indefinitely reinvest a portion of our foreign earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 30, 2019	March 31, 2018
	(In thousands)
Net cash provided by operating activities	$20,638	$9,322
Net cash used in investing activities	(9,332)	(3,391)
Net cash used in financing activities	(3,932)	(4,353)

Operating Activities
Net cash provided by operating activities for the three months ended March 30, 2019 was primarily attributable to net income of $5.5 million and $20.6 million of net non-cash expenses, offset by operating assets and liabilities using $5.5 million of cash as discussed in more detail below.

Accounts receivable, net, decreased $13.8 million to $81.5 million at March 30, 2019, compared to 95.3 million at December 29, 2018, as a result of changes in customer sales mix, timing of customer shipments and timing of customer payments.

Inventories, net, increased $5.5 million to $83.2 million at March 30, 2019, compared to $77.7 million at December 29, 2018, as a result of increased inventory purchases to shorten lead time and improve pricing, and timing of customer demand.

Accounts payable decreased $8.5 million to $31.6 million at March 30, 2019, compared to $40.0 million at December 29, 2018, as a result of timing of vendor payments.

Accrued liabilities decreased $5.2 million to $22.6 million at March 30, 2019, compared to $27.7 million at December 29, 2018, as a result of timing of employee payroll, decreases in employee stock purchase plan withholdings due to timing within the plan's withholding period, and a decrease in accrued sales taxes due to timing of payments.

Investing Activities
Net cash used in investing activities for the three months ended March 30, 2019 was primarily related to $6.0 million of cash used in the acquisition of property, plant and equipment, as well as $3.3 million of net purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 30, 2019 primarily related to $7.5 million of principal payments made towards the repayment of our term loan and $0.3 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $3.9 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

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

On July 25, 2016 we entered into an interest rate swap agreement with HSBC and other lenders to hedge the interest payments on the Term Loan for the notional amount of $95.6 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into these interest-rate swap agreements to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreements, we convert a floating rate interest at one-month LIBOR plus 2% into a fixed rate interest at 2.939%. As of March 30, 2019, the notional amount of the loan that is subject to this interest rate swap is $45.0 million. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

The Term Loan amortizes in equal quarterly installments, which began June 30, 2016, in annual amounts equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. The Credit Agreement allows voluntary prepayment to be made at any time to prepay the Term Loan in whole or in part without penalty or premium. As of March 30, 2019, we have made prepayments of $40.0 million in addition to scheduled installments per the Credit Agreement. For the three months ended March 30, 2019, we did not make any prepayments in addition to scheduled installments.

The obligations under the Term Loan are guaranteed by substantially all of our assets and the assets of our domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains negative covenants customary for financing of this type, as well as certain financial maintenance covenants. As of March 30, 2019, the balance outstanding pursuant to the Term Loan was $57.5 million at an interest rate of 4.5% and we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

In February 2017, our Board of Directors authorized a program to repurchase up to $25 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on February 1, 2020. During the three months ended March 30, 2019, we did not repurchase any shares of common stock. As of March 30, 2019, $6.0 million remained available for future repurchases.

Repurchased shares are retired upon the settlement of the related trade transactions with the excess of cost over par value charged to additional paid-in capital. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Contractual Obligations and Commitments

Other than our operating lease commitments as disclosed in Note 12 of Notes to Condensed Consolidated Financial Statements, our contractual obligations and commitments have not materially changed as of March 30, 2019 from those disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2019, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Our exposure to market risk has not changed materially since December 29, 2018.

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

Changes in Internal Control over Financial Reporting

As of December 30, 2018, we implemented internal controls to ensure we adequately evaluated our contracts and properly valued the right-of-use assets and lease liabilities for the new accounting standard related to leases on our financial statements. There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control systems’ objectives are being met. Further, the design of any control systems must reflect the fact that there are resource constraints, and the benefits of all controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

CEO and CFO Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 30, 2019 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 29, 2018. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 29, 2018 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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

FormFactor, Inc.

Date:	May 7, 2019	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)