Form 10-Q
period 2020-03-28
FORMFACTOR INC
filed 2020-05-07
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
Or
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

As of May 4, 2020, 76,161,842 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 28, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$169,607	$144,545
Marketable securities	69,759	76,327
Accounts receivable, net of allowance for doubtful accounts of $222 and $222	90,100	97,868
Inventories, net	78,983	83,258
Restricted cash	2,107	1,981
Prepaid expenses and other current assets	15,699	15,064
Total current assets	426,255	419,043
Restricted cash	1,361	1,411
Operating lease, right-of-use-assets	36,212	31,420
Property, plant and equipment, net of accumulated depreciation of $277,017 and $273,001	63,745	58,747
Goodwill	200,378	199,196
Intangibles, net	50,139	57,610
Deferred tax assets	70,273	71,252
Other assets	1,016	1,203
Total assets	$849,379	$839,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,139	$40,914
Accrued liabilities	29,175	36,439
Current portion of term loans, net of unamortized issuance costs	31,535	42,846
Deferred revenue	9,830	9,810
Operating lease liabilities	6,815	6,551
Total current liabilities	117,494	136,560
Term loan, less current portion, net of unamortized issuance costs	13,642	15,639
Deferred tax liabilities	6,095	6,986
Long-term operating lease liabilities	34,028	29,088
Other liabilities	11,703	10,612
Total liabilities	182,962	198,885

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 76,158,251 and 75,764,990 shares issued and outstanding	77	76
Additional paid-in capital	895,600	885,821
Accumulated other comprehensive loss	(909)	(659)
Accumulated deficit	(228,351)	(244,241)
Total stockholders’ equity	666,417	640,997
Total liabilities and stockholders’ equity	$849,379	$839,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues	$160,753	$132,213
Cost of revenues	93,363	79,692
Gross profit	67,390	52,521
Operating expenses:
Research and development	21,267	19,723
Selling, general and administrative	27,693	25,184
Total operating expenses	48,960	44,907
Operating income	18,430	7,614
Interest income	685	580
Interest expense	(318)	(595)
Other expense, net	(91)	(84)
Income before income taxes	18,706	7,515
Provision for income taxes	2,816	2,032
Net income	$15,890	$5,483
Net income per share:
Basic	$0.21	$0.07
Diluted	$0.20	$0.07
Weighted-average number of shares used in per share calculations:
Basic	76,005	74,362
Diluted	78,510	76,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Net income	$15,890	$5,483
Other comprehensive loss, net of tax:
Translation adjustments and other	(399)	(917)
Unrealized gains (losses) on available-for-sale marketable securities	(27)	151
Unrealized gains (losses) on derivative instruments	176	(613)
Other comprehensive loss, net of tax	(250)	(1,379)
Comprehensive income	$15,640	$4,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Three Months Ended March 28, 2020
Balances, December 28, 2019	75,764,990	$76	$885,821	$(659)	$(244,241)	$640,997
Issuance of common stock under the Employee Stock Purchase Plan	311,591	—	4,066	—	—	4,066
Issuance of common stock pursuant to exercise of options	55,769	1	446	—	—	447
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	25,901	—	(385)	—	—	(385)
Stock-based compensation	—	—	5,652	—	—	5,652
Other comprehensive loss	—	—	—	(250)	—	(250)
Net income	—	—	—	—	15,890	15,890
Balances, March 28, 2020	76,158,251	$77	$895,600	$(909)	$(228,351)	$666,417

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Three Months Ended March 30, 2019
Balances, December 29, 2018	74,139,712	$74	$862,897	$780	$(283,587)	$580,164
Issuance of common stock under the Employee Stock Purchase Plan	301,497	—	3,670	—	—	3,670
Issuance of common stock pursuant to exercise of options for cash	19,207	—	90	—	—	90
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	28,082	—	(302)	—	—	(302)
Stock-based compensation	—	—	5,262	—	—	5,262
Other comprehensive loss	—	—	—	(1,379)	—	(1,379)
Net income	—	—	—	—	5,483	5,483
Balances, March 30, 2019	74,488,498	$74	$871,617	$(599)	$(278,104)	$592,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$15,890	$5,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,561	3,947
Amortization	7,263	7,090
Accretion of discount on investments	(28)	(71)
Reduction in the carrying amount of right-of-use assets	1,511	1,277
Stock-based compensation expense	5,623	5,295
Amortization of debt issuance costs	19	51
Deferred income tax benefit	(198)	—
Provision for excess and obsolete inventories	3,287	2,725
Loss on disposal of long-lived assets	204	118
Loss on derivative instruments	676	59
Foreign currency transaction (losses) gains	(266)	121
Changes in assets and liabilities:
Accounts receivable	7,803	13,805
Inventories	928	(8,658)
Prepaid expenses and other current assets	(240)	2,167
Other assets	194	(564)
Accounts payable	763	(7,148)
Accrued liabilities	(6,970)	(6,275)
Other liabilities	33	32
Deferred revenues	(123)	1,931
Operating lease liabilities	(1,591)	(1,690)
Net cash provided by operating activities	39,339	20,638
Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,050)	(6,028)
Proceeds from sale of a subsidiary	40	28
Purchases of marketable securities	(16,441)	(12,382)
Proceeds from maturities and sales of marketable securities	23,009	9,050
Net cash used in investing activities	(5,442)	(9,332)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,513	3,870
Tax withholdings related to net share settlements of equity awards	(385)	(302)
Principal repayments on term loans	(13,199)	(7,500)
Net cash used in financing activities	(9,071)	(3,932)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	312	(207)
Net increase in cash, cash equivalents and restricted cash	25,138	7,167
Cash, cash equivalents and restricted cash, beginning of period	147,937	100,546
Cash, cash equivalents and restricted cash, end of period	$173,075	$107,713
Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$2,116	$(1,253)
Operating lease, right-of-use assets obtained in exchange for lease obligations	6,307	35,713
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$2,419	$1,082
Cash paid for interest	291	302
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 28, 2019 is derived from our 2019 Annual Report on Form 10-K. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2020 and 2019 each contain 52 weeks and the three months ended March 28, 2020 and March 30, 2019 each contained 13 weeks. Fiscal 2020 will end on December 26, 2020.

Critical Accounting Policies
Our critical accounting policies have not changed during the three months ended March 28, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

New Accounting Pronouncements
ASU 2016-13
In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments (Topic 326)." The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expected to be collected. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which was effective for us beginning fiscal 2020. We adopted ASU 2016-13 on a prospective basis on December 29, 2019, the first day of fiscal 2020. The adoption did not have a material effect on our financial position, results of operations or cash flows.

ASU 2018-15
In August 2018, the FASB issued ASU 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The new guidance clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019. We adopted ASU 2018-15 on a prospective basis on December 29, 2019, the first day of fiscal 2020. The adoption did not have a material effect on our financial position, results of operations or cash flows.

ASU 2019-12
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted, including adoption in any interim period for which financial statements have not yet been issued. Depending on the amendment, adoption may be applied on the retrospective, modified retrospective or prospective basis. We have not yet determined the impact of this standard on our financial position, results of operations or cash flows.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 28, 2020	March 30, 2019
Intel Corporation	36.2%	21.3%
Samsung Electronics., LTD.	*	13.8
	36.2%	35.1%
*Represents less than 10% of total revenues.

At March 28, 2020, two customers accounted for 27.7% and 15.3% of gross accounts receivable, respectively. At December 28, 2019, three customers accounted for 25.7%, 15.1% and 11.5% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
Raw materials	$36,468	$38,528
Work-in-progress	27,927	29,720
Finished goods	14,588	15,010
	$78,983	$83,258

Note 4 — Acquisition

On October 9, 2019, we acquired 100% of the shares of FRT GmbH ("FRT"), a German-based company, for total consideration of $26.9 million, net of cash acquired of $1.7 million. The fair value of the purchase consideration was comprised of a $22.2 million cash payment and $6.5 million of contingent consideration.

We estimated the acquisition price and the allocation of fair value to assets acquired and liabilities assumed as of the acquisition date, October 9, 2019. We subsequently made certain immaterial adjustments to the acquisition price allocation related to acquired assets and assumed liabilities, including to intangibles assets. Our purchase accounting remains open at March 28, 2020, subject to finalization of the fair value of certain acquired assets and liabilities. The estimated fair value of assets acquired, including goodwill and intangibles, and liabilities assumed is as follows (in thousands):

Amount
Cash and cash equivalents	$1,683
Accounts receivable	3,057
Inventory	2,643
Property, plant and equipment	696
Operating lease, right of use assets	335
Prepaid expenses and other current assets	838
Tangible assets acquired	9,252
Customer deposits	(2,093)
Accounts payable and accrued liabilities	(1,179)
Operating lease liabilities	(335)
Deferred tax liabilities	(5,843)
Total tangible assets acquired and liabilities assumed	(198)
Intangible assets	17,429
Goodwill	11,392
Net Assets Acquired	$28,623

The intangible assets as of the closing date of the acquisition included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$12,505	8.0
Customer relationships	3,071	6.0
Backlog	1,645	0.5
Trade names	208	2.0
Total intangible assets	$17,429	7.0

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

Separate from the purchase agreement, on October 25, 2019, we entered into a term loan agreement with a lender for an aggregate amount of $23.4 million to finance the acquisition. The term loan agreement has not changed during the three months ended March 28, 2020 from that disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Identifiable Intangible Assets

Valuation of intangible assets involves multiple assumptions. The key assumptions are described below.

Developed technologies acquired primarily consists of existing technology related to hybrid 3D surface metrology measurement equipment. We valued the developed technologies using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

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

Backlog represents business under existing contractual obligations. Expected cash flow from backlog was valued on a direct cash flow basis.

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

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 29, 2018	$172,482	$16,732	$189,214
Addition - FRT GmbH Acquisition	—	10,148	10,148
Foreign currency translation	—	(166)	(166)
Goodwill, gross, as of December 28, 2019	172,482	26,714	199,196
Addition - FRT GmbH Acquisition	—	1,264	1,264
Foreign currency translation	—	(82)	(82)
Goodwill, gross, as of March 28, 2020	$172,482	$27,896	$200,378

No goodwill impairments have been recorded as of March 28, 2020 and December 28, 2019.

Intangible assets were as follows (in thousands):

	March 28, 2020			December 28, 2019
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technologies	$155,792	$121,091	$34,701	$154,951	$116,138	$38,813
Trade names	7,809	7,046	763	7,816	6,976	840
Customer relationships	43,170	28,495	14,675	44,229	27,057	17,172
Backlog	1,670	1,670	—	1,676	891	785
	$208,441	$158,302	$50,139	$208,672	$151,062	$57,610

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cost of revenues	$5,750	$4,719
Selling, general and administrative	1,513	2,371
	$7,263	$7,090

The estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$19,021
2021	14,767
2022	5,585
2023	3,846
2024	2,107
Thereafter	4,813
$50,139

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
Accrued compensation and benefits	$18,435	$21,329
Accrued income and other taxes	4,519	6,846
Accrued warranty	1,918	1,942
Accrued employee stock purchase plan contributions withheld	1,585	3,331
Other accrued expenses	2,718	2,991
	$29,175	$36,439

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 28, 2020 or the year ended December 28, 2019.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Current portion of term loans, net of unamortized issuance costs approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 28, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$74,992	$—	$—	$74,992
Marketable securities:
U.S. treasuries	30,873	—	—	30,873
Certificates of deposit	—	3,841	—	3,841
U.S. agency securities	—	3,751	—	3,751
Corporate bonds	—	28,657	—	28,657
Commercial paper	—	2,637	—	2,637
	30,873	38,886	—	69,759
Foreign exchange derivative contracts	—	4	—	4
Total assets	$105,865	$38,890	$—	$144,755
Liabilities:
Foreign exchange derivative contracts	$—	$(154)	$—	$(154)
Interest rate swap derivative contracts	—	(93)	—	(93)
Contingent consideration	—	—	(6,515)	(6,515)
Total liabilities	$—	$(247)	$(6,515)	$(6,762)

December 28, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,056	$—	$—	$17,056
Marketable securities:
U.S. treasuries	10,468	—	—	10,468
Certificates of deposit	—	3,590	—	3,590
U.S. agency securities	—	24,430	—	24,430
Corporate bonds	—	33,928	—	33,928
Commercial paper	—	3,911	—	3,911
	10,468	65,859	—	76,327
Foreign exchange derivative contracts	—	41	—	41
Interest rate swap derivative contracts	—	26	—	26
Total assets	$27,524	$65,926	$—	$93,450
Liabilities:
Foreign exchange derivative contracts	$—	$(240)	$—	$(240)
Contingent consideration	—	—	(5,364)	(5,364)
Total liabilities	$—	$(240)	$(5,364)	$(5,604)

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

Contingent Consideration
Contingent consideration, arising from the acquisition of FRT (see Note 4), is a cash amount equal to 1.5x EBIT as defined in the purchase agreement, up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration include estimating the probability of achieving certain EBIT levels and discounting at an appropriate discount rate. Contingent consideration as of March 28, 2020 was $6.5 million and which increased by $1.1 million from $5.4 million as of December 28, 2019 as a result of subsequent immaterial adjustments.

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

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended March 28, 2020	$(96)	Interest expense, net	$22	Interest expense, net	$—
Three Months Ended March 30, 2019	$(28)	Interest expense, net	$(208)	Interest expense, net	$—

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded within Other expense, net in our Condensed Consolidated Statement of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Condensed Consolidated Statements of Income as the impact of the hedge transaction. At March 28, 2020, we expect to reclassify $0.2 million of the amount accumulated in Other comprehensive loss to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 28, 2020 will mature by the second quarter of fiscal 2021.

The following table provides information about our foreign currency forward contracts outstanding as of March 28, 2020 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(3,061)	$(3,557)
Japanese Yen	Sell	1,346,506	12,503
Korean Won	Buy	(2,526,325)	(2,088)
Total USD notional amount of outstanding foreign exchange contracts			$6,858

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The impact of foreign exchange derivative contracts not designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	March 28, 2020	March 30, 2019
Foreign exchange forward contracts	Other expense, net	$(115)	$314

The impact of foreign exchange derivative contracts designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Loss Recognized in Accumulated OCI on Derivative	Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
Three Months Ended March 28, 2020	$(3)	Cost of revenues	$(120)
		Research and development	(18)
		Selling, general and administrative	(43)
			$(181)

Three Months Ended March 30, 2019	$(435)	Cost of revenues	$(32)
		Research and development	(19)
		Selling, general and administrative	(7)
			$(58)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 28, 2020 or March 30, 2019.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Balance at beginning of period	$1,942	$2,102
Accruals	660	889
Settlements	(684)	(970)
Balance at end of period	$1,918	$2,021

Note 9 — Stockholders’ Equity and Stock-Based Compensation

Restricted Stock Units
Restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 28, 2019	3,069,000	$14.30
Awards granted	16,000	26.05
Awards vested	(43,604)	12.70
Awards forfeited	(20,291)	14.25
RSUs at March 28, 2020	3,021,105	$14.39

The total fair value of RSUs vested during the three months ended March 28, 2020 was $1.0 million.

Performance Restricted Stock Units
We may grant Performance RSUs ("PRSUs") to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 28, 2020. PRSUs are included as part of the RSU activity above.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 28, 2019	361,769	$8.35
Options exercised	(55,769)	8.01
Outstanding at March 28, 2020	306,000	$8.41	1.88	$3,607,620
Vested and expected to vest at March 28, 2020	306,000	$8.41	1.88	$3,607,620
Exercisable at March 28, 2020	306,000	$8.41	1.88	$3,607,620

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") was as follows:

Three Months Ended
March 28, 2020
Shares issued	311,591
Weighted average per share purchase price	$13.05
Weighted average per share discount from the fair value of our common stock on the date of issuance	$12.26

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Cost of revenues	$937	$950
Research and development	1,439	1,519
Selling, general and administrative	3,247	2,826
Total stock-based compensation	$5,623	$5,295

Unrecognized Compensation Costs
At March 28, 2020, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$20,158	1.79
Performance restricted stock units	5,544	1.79
Employee stock purchase plan	662	0.85
Total unrecognized stock-based compensation expense	$26,364	1.77

Note 10 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Weighted-average shares used in computing basic net income per share	76,005	74,362
Add potentially dilutive securities	2,505	1,647
Weighted-average shares used in computing diluted net income per share	78,510	76,009

Securities not included as they would have been antidilutive	9	38

Note 11 — Commitments and Contingencies

Leases
See Note 12.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of March 28, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 28, 2020, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 12 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 15 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 4 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 8 years as of March 28, 2020 and the weighted-average discount rate was 4.40%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Lease expense:
Operating lease expense	$1,924	$1,745
Short-term lease expense	40	17
Variable lease expense	383	419
	$2,347	$2,181

Future minimum payments under our non-cancelable operating leases were as follows as of March 28, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$5,692
2021	6,713
2022	5,546
2023	4,934
2024	4,769
Thereafter	22,165
Total minimum lease payments	49,819
Less: interest	(8,976)
Present value of net minimum lease payments	40,843
Less: current portion	(6,815)
Total long-term operating lease liabilities	$34,028

Note 13 — Revenue

Transaction price allocated to the remaining performance obligations: On March 28, 2020, we had $4.0 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 70% of our remaining performance obligations as revenue in the remainder of fiscal 2020, approximately 19% in fiscal 2021, and approximately 11% in fiscal 2022 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 28, 2020 and December 28, 2019 were $2.6 million and $0.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 28, 2020 and December 28, 2019 were $10.7 million and $10.8 million, respectively. During the three months ended March 28, 2020, we recognized $5.8 million of revenue, that was included in contract liabilities as of December 28, 2019.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense, as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 14 of Notes to Condensed Consolidated Financial Statements for further details.

Note 14 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	March 28, 2020				March 30, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$134,715	$26,038	$—	$160,753	$108,103	$24,110	$—	$132,213
Gross profit	$60,743	$13,334	$(6,687)	$67,390	$45,294	$13,016	$(5,789)	$52,521
Gross margin	45.1%	51.2%	—%	41.9%	41.9%	54.0%	—%	39.7%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 28, 2020			March 30, 2019
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$105,745	$—	$105,745	$71,580	$—	$71,580
DRAM	24,696	—	24,696	28,886	—	28,886
Flash	4,274	—	4,274	7,637	—	7,637
Systems	—	26,038	26,038	—	24,110	24,110
Total	$134,715	$26,038	$160,753	$108,103	$24,110	$132,213
Timing of revenue recognition:
Products transferred at a point in time	$134,069	$24,858	$158,927	$107,491	$23,142	$130,633
Services transferred over time	646	1,180	1,826	612	968	1,580
Total	$134,715	$26,038	$160,753	$108,103	$24,110	$132,213
Geographical region:
China	$37,280	$6,362	$43,642	$18,151	$3,692	$21,843
United States	25,611	6,305	31,916	27,655	6,608	34,263
Taiwan	30,439	1,341	31,780	21,257	1,130	22,387
Europe	16,210	4,833	21,043	5,373	4,120	9,493
South Korea	13,692	396	14,088	25,018	1,705	26,723
Japan	5,535	2,835	8,370	5,300	5,132	10,432
Asia-Pacific[1]	4,455	3,408	7,863	2,790	473	3,263
Rest of the world	1,493	558	2,051	2,559	1,250	3,809
Total	$134,715	$26,038	$160,753	$108,103	$24,110	$132,213
1 Asia-Pacific includes all countries in the region except China, Japan, South Korea, and Taiwan, which are disclosed separately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy, financial and operating results, gross margins, liquidity and capital expenditure requirements and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as "may," "might," "will," "could," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "intend" and "continue," the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, uncertainties related to COVID-19 and the impact of our responses to it, the interpretation and impacts of changes in export controls and other trade barriers, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2019 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems and thermal sub-systems are included in the Systems segment.

We generated net income of $15.9 million in the first three months of fiscal 2020 as compared to $5.5 million in the first three months of fiscal 2019. The increase in net income was primarily due to higher revenues, partially offset by higher operating expenses, both generated by higher operating levels.

Impact of COVID-19

An outbreak of an illness caused by a novel coronavirus in 2019 (“COVID-19”) has resulted in millions of infections and well over one hundred thousand deaths worldwide as of the date of filing this Quarterly Report. COVID-19 continues to spread in many of the regions that we, our customers and our suppliers operate. The COVID-19 pandemic has resulted in significant governmental measures being implemented to control the spread of the virus, including the imposition of stay-at-home and other orders in locations where we have manufacturing and other activities. We experienced a significant disruption to our operations as a result of the COVID-19 pandemic during the last two weeks of our first fiscal quarter of 2020 which continues, although currently to a lessening extent.

We believe that we operate in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. This reduces the current and anticipated impacts of the COVID-19 pandemic on our major customers and suppliers, and upon our operations, as compared to companies that are not part of the critical infrastructure. After a temporary suspension of manufacturing to implement safety measures in our California and Oregon locations, consistent with federal guidelines and state and local orders, we recommenced manufacturing. We currently continue to operate in all of our manufacturing sites subject to certain safety and related constraints. Our other operations are similarly continuing with substantial work-from-home activities.

If the provisions of governmental health orders or other safety requirements continue for an extended period of time, or if we have occurrences of COVID-19 in any of our facilities, we may experience further disruptions or delays in manufacturing, product design, product development, customer support, manufacturing and sales, and an overall loss of productivity and efficiency. The progression of the COVID-19 pandemic could also negatively impact our business or results of operations through new restrictions at our operating locations or at those of our customers or suppliers.

Even with our continued operations, COVID-19 has had, and may have further, negative impacts on our supply chain, workforce and customers. As the COVID-19 pandemic is a widespread public health crisis, it is also adversely affecting major economies and financial markets world-wide. A resulting economic downturn can be expected to eventually negatively affect the demand for our products, and contribute to volatile demand and supply conditions affecting the markets for our products.

Governments in several countries where we operate, including the United States, have enacted stabilization and stimulus measures in an effort to counteract some of the impacts of COVID-19. We may benefit from some of these measures, although we do not believe those benefits will have a material effect upon our financial results or financial condition.

While to date the disruptions in our operations, supply chain and customer demand as a result of the COVID-19 pandemic have been somewhat limited, we believe that the COVID-19 pandemic represents a sustained threat that may eventually give rise to a variety of more significant adverse impacts on our business and financial results. We consider this as a near or longer term trend, although we cannot identify or quantify the specific impacts given current levels of uncertainty and the broad variety of effects that may arise from a pandemic of this magnitude. For a further description of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Quarterly Report.

Critical Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K describe the significant accounting estimates and critical accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 28, 2020, there were no significant changes in our critical accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the Securities and Exchange Commission on February 21, 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 28, 2020	March 30, 2019
Revenues	100.0%	100.0%
Cost of revenues	58.1	60.3
Gross profit	41.9	39.7
Operating expenses:
Research and development	13.2	14.9
Selling, general and administrative	17.2	19.0
Total operating expenses	30.4	33.9
Operating income	11.5	5.8
Interest income	0.4	0.4
Interest expense	(0.2)	(0.5)
Other expense, net	(0.1)	(0.1)
Income before income taxes	11.6	5.6
Provision for income taxes	1.8	1.5
Net income	9.8%	4.1%

Revenues by Segment and Market

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Probe Cards	$134,715	$108,103
Systems	26,038	24,110
	$160,753	$132,213

	Three Months Ended
	March 28, 2020	% of Revenues	March 30, 2019	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$105,745	65.8%	$71,580	54.1%	$34,165	47.7%
DRAM	24,696	15.4	28,886	21.9	(4,190)	(14.5)
Flash	4,274	2.7	7,637	5.8	(3,363)	(44.0)
Systems Market:
Systems	26,038	16.1	24,110	18.2	1,928	8.0
Total revenues	$160,753	100.0%	$132,213	100.0%	$28,540	21.6%

The increase in Foundry & Logic product revenue for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, was driven principally by increased unit sales to large semiconductor foundries and integrated device manufacturers, as they increased manufacturing of new chip designs on leading-edge nodes.

The decrease in DRAM product revenue for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, was driven by decreased unit sales as a result of decreased customer demand.

The decrease in Flash product revenue for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, was driven by decreased unit sales as a result of decreased customer demand, as our revenue in this market continues to be highly variable.

The increase in Systems product revenue for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, was driven by increased sales of probe stations, which includes an increase in revenue from 300mm stations, partially offset by lower revenue from thermal sub-systems and 200mm stations.

Due to COVID-19, there were various impacts across our segments due to governmental mandates of social distancing. This resulted in a temporary factory shut down for almost two weeks in certain locations, limiting our manufacturing capacity. These shutdowns negatively affected revenue, especially in our Probes segment.

Revenues by Geographic Region

	Three Months Ended
	March 28, 2020	% of Revenue	March 30, 2019	% of Revenue
	(Dollars in thousands)
China	$43,642	27.1%	$21,843	16.5%
United States	31,916	19.9%	34,263	25.9%
Taiwan	31,780	19.8%	22,387	16.9%
Europe	21,043	13.1%	9,493	7.2%
South Korea	14,088	8.8%	26,723	20.2%
Japan	8,370	5.2%	10,432	7.9%
Asia-Pacific[1]	7,863	4.9%	3,263	2.5%
Rest of the world	2,051	1.2%	3,809	2.9%
Total revenues	$160,753	100.0%	$132,213	100.0%

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

Changes in revenue by geographic region for the three months ended March 28, 2020, compared to the three months ended March 30, 2019, was primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
Gross profit	$67,390	$52,521	$14,869	28.3%
Gross margin	41.9%	39.7%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 28, 2020				March 30, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$60,743	$13,334	$(6,687)	$67,390	$45,294	$13,016	$(5,789)	$52,521
Gross margin	45.1%	51.2%	—%	41.9%	41.9%	54.0%	—%	39.7%

Probe Cards
For the three months ended March 28, 2020, gross profit and gross margins increased compared to the three months ended March 30, 2019, primarily due to increased sales and higher factory utilization.

Systems
For the three months ended March 28, 2020, gross profit increased while gross margin decreased compared to the three months ended March 30, 2019, primarily as a result of product mix and additional contribution from our acquisition of FRT GmbH.

Corporate and Other
Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended March 28, 2020, compared to the three months ended March 30, 2019, gross profit and gross margins have improved, primarily on higher sales.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock-based compensation	$937	$950

Future gross margins may be adversely impacted by lower revenues, unfavorable product mix and lower factory utilization. Our gross margins may also be adversely affected if we are required to record additional inventory write-downs for estimated average selling prices that are below cost or because of a decrease in demand.

Research and Development

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
	(Dollars in thousands)
Research and development	$21,267	$19,723	$1,544	7.8%
% of revenues	13.2%	14.9%

The increase in research and development expenses in the three months ended March 28, 2020 when compared to the corresponding period in the prior year was primarily driven by increased headcount combined with higher variable compensation, partially offset by a decrease in project material costs.

A detail of the changes is as follows (in thousands):

Three Months Ended March 28, 2020 compared to Three Months Ended March 30, 2019
Employee compensation costs	$1,649
Depreciation	88
Stock-based compensation	(80)
Project material costs	(65)
Other general operations	(48)
$1,544

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock-based compensation	$1,439	$1,519

Selling, General and Administrative

	Three Months Ended
	March 28, 2020	March 30, 2019	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$27,693	$25,184	$2,509	10.0%
% of revenues	17.2%	19.0%

The increase in selling, general and administrative in the three months ended March 28, 2020 when compared to the corresponding period in the prior year was primarily due to increased headcount combined with higher variable compensation, higher stock-based compensation related to the timing of annual grants, and higher costs from acquisition of FRT GmbH, offset partially by a decrease in the amortization of intangible assets.

A detail of the changes is as follows (in thousands):

Three Months Ended March 28, 2020 compared to Three Months Ended March 30, 2019
Employee compensation	1,942
Amortization of intangibles	(858)
Consulting fees	566
Stock-based compensation	421
General operating expenses	438
$2,509

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2020	March 30, 2019
Stock-based compensation	$3,247	$2,826

Interest Income and Interest Expense

	Three Months Ended
	March 28, 2020	March 30, 2019
	(Dollars in thousands)
Interest Income	$685	$580
Weighted average balance of cash and investments	$210,791	$151,451
Weighted average yield on cash and investments	1.68%	2.03%

Interest Expense	$318	$595
Average debt outstanding	$42,854	$64,835
Weighted average interest rate on debt	2.50%	4.51%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended March 28, 2020 compared with the corresponding period of the prior year was attributable to higher invested balances and sustained investment yields, related in part to longer duration investments.

Interest expense primarily includes interest on our term loans, partially offset by income from our interest-rate swap derivative contracts, as well as term loan issuance costs amortization charges. The decrease in interest expense for the three months ended March 28, 2020 compared to the same period of the prior year was primarily due to lower outstanding debt balances related to the acquisition of Cascade Microtech in fiscal 2016 as a result of principal payments made, partially offset by additional interest expense related to the term loan originated to finance the acquisition of FRT GmbH in the fourth quarter of 2019.

Other Expense, Net
Other expense, net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands, except percentages)
Provision for income taxes	$2,816	$2,032
Effective tax rate	15.1%	27.0%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income ("FDII") deduction. We expect the FDII deduction and corresponding benefit to be available after utilizing our previous net operating loss carryforwards, resulting in a decrease in our effective tax rate for the three months ended March 28, 2020, compared to the three months ended March 30, 2019. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Liquidity and Capital Resources

Capital Resources
Our working capital was $308.8 million at March 28, 2020, compared to $282.5 million at December 28, 2019.

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

Our cash, cash equivalents and marketable securities totaled approximately $239.4 million at March 28, 2020, compared to $220.9 million at December 28, 2019. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. As a result of the current and uncertain future impact of COVID-19, we have taken actions to preserve and improve our liquidity primarily by limiting our exposures to volatile markets and investments, as well as actively working to minimize counterparty risk.

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (in response to a potential reduction in demand due to an industry downturn, COVID-19, or other event), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline in fiscal 2020.

We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where needed. As part of these strategies, we indefinitely reinvest a portion of our foreign earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 28, 2020	March 30, 2019
	(In thousands)
Net cash provided by operating activities	$39,339	$20,638
Net cash used in investing activities	(5,442)	(9,332)
Net cash used in financing activities	$(9,071)	$(3,932)

Operating Activities
Net cash provided by operating activities for the three months ended March 28, 2020 was primarily attributable to net income of $15.9 million and $22.7 million of net non-cash expenses, offset by changes in operating assets and liabilities, as explained below.

Accounts receivable, net, decreased $7.8 million to $90.1 million at March 28, 2020, compared to $97.9 million at December 28, 2019, as a result of changes in customer sales mix, timing of customer shipments and timing of customer payments.

Inventories, net, decreased $4.3 million to $79.0 million at March 28, 2020, compared to $83.3 million at December 28, 2019, as a result of shipping prior quarter backlog, lower inventory production, and less inventory receipts at the end of the quarter primarily due to reduced operating levels under COVID-19 restrictions, as previously described.

Accrued liabilities decreased $7.3 million to $29.2 million at March 28, 2020, compared to $36.4 million at December 28, 2019, as a result of timing of payments including employee performance-based compensation and indirect taxes.

Investing Activities
Net cash used in investing activities for the three months ended March 28, 2020 was primarily related to $12.1 million of cash used in the acquisition of property, plant and equipment partially offset by $6.6 million of net proceeds from sales of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 28, 2020 primarily related to $13.2 million of principal payments made towards the repayment of our term loans and $0.4 million related to tax withholding associated with the net share settlements of our equity awards, partially offset by $4.5 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

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

The CMI Term Loan bears interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We have currently elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments are payable in monthly installments over a five-year period. The interest rate at March 28, 2020 was 3.61%.

The principal payments on the CMI Term Loan are paid in equal quarterly installments that began June 30, 2016, in an annual amount equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. The planned final payment on the CMI Term Loan is scheduled for the third quarter of fiscal 2020.

On July 25, 2016, we entered into an interest rate swap agreement with HSBC and other lenders to hedge the interest payments on the CMI Term Loan for the notional amount of $95.6 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into these interest-rate swap agreements to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreements, we convert a floating rate interest at one-month LIBOR plus 2% into a fixed rate interest at 2.939%. The interest rate swap agreement ended as of March 28, 2020.

The obligations under the Term Loan are guaranteed by substantially all of our assets and the assets of our domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains negative covenants customary for financing of this type, as well as certain financial maintenance covenants. As of March 28, 2020, the balance outstanding pursuant to the CMI Term Loan was $23.7 million and we were in compliance with all covenants under the Credit Agreement.

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

The obligations under the FRT Term Loan are fully and unconditionally guaranteed by FormFactor, Inc. The Credit Facility contains negative covenants customary for financing of this type, including covenants that place limitations on the incurrence of additional indebtedness, the creation of liens, the payment of dividends; dispositions; fundamental changes, including mergers and acquisitions; loans and investments; sale leasebacks; negative pledges; transactions with affiliates; changes in fiscal year; sanctions and anti-bribery laws and regulations, and modifications to charter documents in a manner materially adverse to the Lenders. The FRT Term Loan also contains affirmative covenants and representations and warranties customary for financing of this type. As of March 28, 2020, the balance outstanding pursuant to the FRT term loan was $21.4 million and we were in compliance with all covenants.

Contractual Obligations and Commitments

Other than our operating lease commitments as disclosed in Note 12 of Notes to Condensed Consolidated Financial Statements, our contractual obligations and commitments have not materially changed as of March 28, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 28, 2020, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Our exposure to market risk has not changed materially since December 28, 2019.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 28, 2020 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2019 apart from the risk factor described below. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2019 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

The COVID-19 pandemic has impacted, and is expected to continue to negatively impact, our operations, and those of our important suppliers, business partners and customers.

We are exposed to risks associated with public health crises and outbreaks of contagious diseases, such as the current outbreak of a novel strain of coronavirus ("COVID-19"). To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and our expenses, including as a result of precautionary measures that we take in response to COVID-19.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected, and will continue to adversely affect, our business operations and may materially and adversely affect our results of operations, cash flows and financial position.

As a result of the COVID-19 pandemic, we have experienced significant business disruptions, including temporary closures of our facilities, and the facilities of our suppliers and their supply chain partners, and restrictions on our ability to travel and service our products. For example, our corporate headquarters and many of our operations, including much of our manufacturing facilities, are located in California, which has instituted health orders applicable to our operations and employees in the region. In other regions where we operate globally, similar health orders have been issued which have had, and will continue to have, similar affects upon our business. This has significantly impacted our ability to design, produce, deliver and support our products for customers. These unprecedented measures to slow the spread of COVID-19 taken by local and regional governments have had, and will continue to have, a significant negative impact on our operations.

A significant amount of our management resources has been, and will continue to be, focused on mitigating the negative impacts of COVID-19 on our business. This has required, and will continue to require, a substantial investment of time and resources across our enterprise that has delayed, or may continue to delay other valuable activities, such as the development of new technologies, products or capabilities. In addition, many of our employees are working remotely for an extended period which can increase operational risk and cybersecurity risks. If we do not respond appropriately to the COVID-19 pandemic, or if customers do not perceive our response positively, we could suffer damage to our reputation, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity of the virus; the duration of the outbreak; governmental, business and other actions (which could include restrictions on our operations); the ongoing requirements of social distancing and shelter-in-place orders; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on business confidence and investments by our customers; the effects of changes to our operations that may continue indefinitely; the health of and the effect on our workforce and our ability to meet our staffing needs, particularly if members of our workforce are exposed or infected; any impairments in the value of our assets which could be recorded as a result of weaker economic conditions; and the potential impacts upon our internal controls including those over financial reporting that may result from changes in working environments and other circumstances. If the pandemic continues to create disruptions in the credit and financial markets, it could also adversely affect our ability to access capital on favorable terms to meet our business and strategic objectives. All of these circumstances are highly uncertain and cannot be predicted. In addition, the circumstances which give rise to new or existing infectious diseases becoming epidemics or pandemics with potentially similar impacts are expected to persist.

We obtain some of the components and materials used in our products from a sole source or a limited group of suppliers, and in some cases alternative sources are not readily available. Our dependence upon sole or limited source suppliers increases our exposure to the impacts of COVID-19 that might disrupt the operations of one or more of these suppliers, resulting in an inability to obtain an adequate supply of materials, late deliveries or poor component quality while we seek to identify and qualify alternative suppliers.

In addition, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, regional and global economies and financial markets that can result in a period of economic slowdown or recession that could curtail or delay spending by businesses and consumers which may ultimately result in reductions in the demand for our products. As a result of the uncertain scope and duration of the COVID-19 pandemic and the uncertain timing of the regional and global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results. As a result, we may decide to limit or refrain from providing financial guidance in the manner we have done for recent reporting periods. All of these factors may negatively affect our stock price.

Increasingly restrictive export regulations and other trade barriers may materially harm our business.

Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. In 2019, sales in China represented 18% of our revenues, and China is an area of potential growth for our business. We have observed a continuing trend of increasing tariffs and trade controls affecting exports to China. For example, the U.S. Department of Commerce, Bureau of Industry and Security, has recently published amendments to the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules are expected to, among other things, expand export license requirements on a broader set of items from the U.S., including many of our products. There is no assurance that we will obtain any such licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of these rules. These and other regulatory changes could materially and negatively affect our future sales and operating results.

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

FormFactor, Inc.

Date:	May 7, 2020	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)