Form 10-Q
period 2020-09-26
FORMFACTOR INC
filed 2020-11-03
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
Or
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

As of October 30, 2020, 77,387,997 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 26, 2020	December 28, 2019
ASSETS
Current assets:
Cash and cash equivalents	$185,368	$144,545
Marketable securities	56,100	76,327
Accounts receivable, net of allowance for doubtful accounts of $222 and $222	96,946	97,868
Inventories, net	94,616	83,258
Restricted cash	1,477	1,981
Prepaid expenses and other current assets	21,687	15,064
Total current assets	456,194	419,043
Restricted cash	1,398	1,411
Operating lease, right-of-use-assets	29,320	31,420
Property, plant and equipment, net of accumulated depreciation	97,528	58,747
Goodwill	220,757	199,196
Intangibles, net	37,937	57,610
Deferred tax assets	71,464	71,252
Other assets	1,009	1,203
Total assets	$915,607	$839,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,903	$40,914
Accrued liabilities	44,026	36,439
Current portion of term loans, net of unamortized issuance costs	9,120	42,846
Deferred revenue	13,670	9,810
Operating lease liabilities	6,555	6,551
Total current liabilities	136,274	136,560
Term loans, less current portion, net of unamortized issuance costs	26,874	15,639
Deferred tax liabilities	5,682	6,986
Long-term operating lease liabilities	26,794	29,088
Other liabilities	5,841	10,612
Total liabilities	201,465	198,885

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,383,494 and 75,764,990 shares issued and outstanding	78	76
Additional paid-in capital	896,576	885,821
Accumulated other comprehensive income (loss)	2,479	(659)
Accumulated deficit	(184,991)	(244,241)
Total stockholders’ equity	714,142	640,997
Total liabilities and stockholders’ equity	$915,607	$839,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$177,996	$140,604	$496,573	$410,835
Cost of revenues	101,247	85,286	286,267	247,644
Gross profit	76,749	55,318	210,306	163,191
Operating expenses:
Research and development	22,878	20,096	65,064	59,893
Selling, general and administrative	31,834	25,887	82,282	77,354
Total operating expenses	54,712	45,983	147,346	137,247
Operating income	22,037	9,335	62,960	25,944
Interest income	249	724	1,310	1,988
Interest expense	(193)	(422)	(682)	(1,539)
Other income, net	299	226	141	223
Income before income taxes	22,392	9,863	63,729	26,616
Provision (benefit) for income taxes	(499)	1,584	4,479	5,906
Net income	$22,891	$8,279	$59,250	$20,710
Net income per share:
Basic	$0.30	$0.11	$0.78	$0.28
Diluted	$0.29	$0.11	$0.75	$0.27
Weighted-average number of shares used in per share calculations:
Basic	77,029	75,280	76,436	74,749
Diluted	78,809	77,291	78,534	76,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$22,891	$8,279	$59,250	$20,710
Other comprehensive income (loss), net of tax:
Translation adjustments and other	1,867	(1,814)	2,231	(2,042)
Unrealized gains (losses) on available-for-sale marketable securities	(148)	11	349	304
Unrealized gains (losses) on derivative instruments	302	(536)	558	(1,222)
Other comprehensive income (loss), net of tax	2,021	(2,339)	3,138	(2,960)
Comprehensive income	$24,912	$5,940	$62,388	$17,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Nine Months Ended September 26, 2020
Balances, December 28, 2019	75,764,990	$76	$885,821	$(659)	$(244,241)	$640,997
Issuance of common stock under the Employee Stock Purchase Plan	485,566	—	7,875	—	—	7,875
Issuance of common stock pursuant to exercise of options	205,769	1	1,712	—	—	1,713
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	927,169	1	(15,383)	—	—	(15,382)
Stock-based compensation	—	—	16,551	—	—	16,551
Other comprehensive income	—	—	—	3,138	—	3,138
Net income	—	—	—	—	59,250	59,250
Balances, September 26, 2020	77,383,494	$78	$896,576	$2,479	$(184,991)	$714,142
	Three Months Ended September 26, 2020
Balances, June 27, 2020	76,501,459	$77	$898,069	$458	$(207,882)	$690,722
Issuance of common stock under the Employee Stock Purchase Plan	173,975	—	3,809	—	—	3,809
Issuance of common stock pursuant to exercise of options	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	608,060	1	(11,583)	—	—	(11,582)
Stock-based compensation	—	—	5,437	—	—	5,437
Other comprehensive income	—	—	—	2,021	—	2,021
Net income	—	—	—	—	22,891	22,891
Balances, September 26, 2020	77,383,494	$78	$896,576	$2,479	$(184,991)	$714,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Nine Months Ended September 28, 2019
Balances, December 29, 2018	74,139,712	$74	$862,897	$780	$(283,587)	$580,164
Issuance of common stock under the Employee Stock Purchase Plan	544,271	—	6,806	—	—	6,806
Issuance of common stock pursuant to exercise of options	112,956	—	754	—	—	754
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	899,295	2	(7,898)	—	—	(7,896)
Stock-based compensation	—	—	16,968	—	—	16,968
Other comprehensive loss	—	—	—	(2,960)	—	(2,960)
Net income	—	—	—	—	20,710	20,710
Balances, September 28, 2019	75,696,234	$76	$879,527	$(2,180)	$(262,877)	$614,546
	Three Months Ended September 28, 2019
Balances, June 29, 2019	74,691,781	$75	$875,024	$159	$(271,156)	$604,102
Issuance of common stock under the Employee Stock Purchase Plan	242,774	—	3,136	—	—	3,136
Issuance of common stock pursuant to exercise of options	93,749	—	664	—	—	664
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	667,930	1	(5,741)	—	—	(5,740)
Stock-based compensation	—	—	6,444	—	—	6,444
Other comprehensive loss	—	—	—	(2,339)	—	(2,339)
Net income	—	—	—	—	8,279	8,279
Balances, September 28, 2019	75,696,234	$76	$879,527	$(2,180)	$(262,877)	$614,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$59,250	$20,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,491	12,644
Amortization	20,249	20,248
Reduction in the carrying amount of right-of-use assets	4,294	3,921
Stock-based compensation expense	16,774	17,088
Provision for excess and obsolete inventories	9,763	8,046
Gain on contingent consideration	(3,771)	—
Other adjustments to reconcile net income to net cash provided by operating activities	(977)	152
Changes in assets and liabilities:
Accounts receivable	5,712	10,580
Inventories	(18,566)	(17,246)
Prepaid expenses and other current assets	(5,619)	(3,727)
Other assets	219	(595)
Accounts payable	18,054	10,074
Accrued liabilities	4,754	(856)
Other liabilities	272	2,374
Deferred revenues	3,806	3,625
Operating lease liabilities	(4,496)	(3,660)
Net cash provided by operating activities	124,209	83,378
Cash flows from investing activities:
Acquisition of property, plant and equipment	(41,887)	(14,242)
Acquisition of business, net of cash acquired	(34,999)	—
Proceeds from sale of a subsidiary	82	93
Purchases of marketable securities	(29,721)	(59,602)
Proceeds from maturities and sales of marketable securities	50,330	33,704
Net cash used in investing activities	(56,195)	(40,047)
Cash flows from financing activities:
Proceeds from issuances of common stock	9,588	7,672
Tax withholdings related to net share settlements of equity awards	(15,382)	(7,898)
Proceeds from term loan debt	18,000	—
Principal repayments on term loans	(41,098)	(18,750)
Payment of term loan debt issuance costs	(78)	—
Net cash used in financing activities	(28,970)	(18,976)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,262	(161)
Net increase in cash, cash equivalents and restricted cash	40,306	24,194
Cash, cash equivalents and restricted cash, beginning of period	147,937	100,546
Cash, cash equivalents and restricted cash, end of period	$188,243	$124,740
Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$3,041	$1,062
Operating lease, right-of-use assets obtained in exchange for lease obligations	1,549	36,300
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$7,475	$2,875
Cash paid for interest	683	1,128
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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2020 and 2019 each contain 52 weeks and the nine months ended September 26, 2020 and September 28, 2019 each contained 39 weeks. Fiscal 2020 will end on December 26, 2020.

Significant Accounting Policies
Our significant accounting policies have not changed during the nine months ended September 26, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements
ASU 2016-13
In June 2016, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments (Topic 326)." The provisions of this standard require financial assets measured at amortized cost to be presented at the net amount expected to be collected. An allowance account would be established to present the net carrying value at the amount expected to be collected. ASU 2016-13 also provides that credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance was amended through various ASU's subsequent to ASU 2016-13, all of which was effective beginning fiscal 2020. We adopted ASU 2016-13 on a prospective basis on December 29, 2019, the first day of fiscal 2020. The adoption did not have a material effect on our financial position, results of operations or cash flows.

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

Release No. 33-10786
In May 2020, the SEC issued Final Rule Release No. 33-10786, which amends the financial statement requirements for acquisitions and dispositions of businesses and related pro forma financial information required under SEC Regulation S-X, Rule 3-05. The final rule modifies the significance test required in SEC Regulation S-X, Rule 1-02(w) by raising the significance threshold for reporting dispositions of a business from 10% to 20% and by modifying the calculation of the investment and income tests. The modifications are effective for fiscal years starting after December 31, 2020 with early adoption permitted. We early adopted these modifications on June 28, 2020, the first day of the third quarter.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Intel Corporation	25.6%	23.9%	32.4%	23.8%
Taiwan Semiconductor Manufacturing Co.,LTD.	10.6%	*	*	*
Samsung Electronics., LTD.	10.6%	*	*	10.0%
Micron Technology, Inc.	10.1%	11.9%	*	*
SK Hynix Inc.	*	13.5%	*	10.6%
	56.9%	49.3%	32.4%	44.4%
*Represents less than 10% of total revenues.

At September 26, 2020, two customers accounted for 26.6% and 18.3% of gross accounts receivable, respectively. At December 28, 2019, three customers accounted for 25.7%, 15.1% and 11.5% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Raw materials	$44,586	$38,528
Work-in-progress	32,770	29,720
Finished goods	17,260	15,010
	$94,616	$83,258

Note 4 — Acquisition

FRT Acquisition
On October 9, 2019, we acquired 100% of the shares of FRT GmbH ("FRT"), a German-based company, for total consideration of $26.9 million, net of cash acquired of $1.7 million. The fair value of the purchase consideration was comprised of a $22.2 million cash payment and $6.5 million of contingent consideration as of October 9, 2019.

We estimated the acquisition price and the allocation of fair value to assets acquired and liabilities assumed as of the acquisition date, October 9, 2019. We subsequently made certain immaterial adjustments to the acquisition price allocation related to acquired assets and assumed liabilities, including to intangibles assets. We finalized our allocation of the assets acquired, including goodwill and intangibles, and liabilities assumed for the purchase as follows (in thousands):

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

Baldwin Park Acquisition
On July 30, 2020, we acquired the probe card assets of Advantest Corporation ("Baldwin Park") for total cash consideration of $35 million. This acquisition brings important enabling technologies and capabilities for designing and manufacturing advanced probe cards, and adds a complementary 3D-NAND Flash probe-card product that is qualified and in production at one of the world's leading NAND Flash manufacturers.

As of the reporting date, we have not completed the valuation of assets acquired and liabilities assumed. While the identification of identifiable intangible assets is still in process, we expect certain amounts provisionally recorded as goodwill will be ultimately allocated to such assets as customer relationships, developed technologies, backlog and potentially other technology-related assets as we complete purchase accounting. Consistent with the status of the identification of intangible assets, at this time we do not have an estimate of the allocation of value between amortizing and non-amortizing intangible assets, however we do expect that some amount of intangible assets provisionally recorded as goodwill will ultimately be allocated to an amortizing intangible asset. At the time such amount is estimable, we will record any amortization required between the acquisition date and the date at which the amounts become estimable. While we do not yet have a reasonable basis on which to record any such amortization, the impact to the financial statements as a whole is not expected to be material assuming typical lives of these assets and ranges of potential allocation of value.

The amounts presented below represent provisional amounts of assets acquired and liabilities assumed, which are recorded based on the best information available. As described above, adjustments to fair value for intangible assets have not yet been determined, however preliminary estimates have been determined for trade inventories and property, plant, and equipment step up. These provisional amounts are included in the table below and in the condensed consolidated balance sheets and are subject to revision as the fair value of the associated assets acquired and liabilities assumed is finalized. The total estimated purchase price would be allocated to the underlying assets acquired and liabilities assumed based on the provisional amounts, as follows (in thousands):

Amount
Accounts receivable	$4,365
Inventory	2,318
Property, plant and equipment	9,053
Operating lease, right of use assets	519
Prepaid expenses and other current assets	317
Tangible assets acquired	16,572
Accounts payable and accrued liabilities	(572)
Operating lease liabilities	(519)
Total tangible assets acquired and liabilities assumed	15,481
Goodwill	19,519
Net Assets Acquired	$35,000

The operating results of the acquired business are included in the Company’s results of operations since the date of acquisition. Pro forma financial information has not been provided for the acquisition of Baldwin Park as it is not significant to the Company’s operations and financial position. Included in Cost of revenues in the Condensed Consolidated Statements of Income in the three and nine months ended September 26, 2020 is $0.5 million of amortization of the estimated step-up to fair value for finished goods and work-in-process inventories acquired and then sold to customers within the quarter.

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 29, 2018	$172,482	$16,732	$189,214
Addition - FRT GmbH Acquisition	—	10,148	10,148
Foreign currency translation	—	(166)	(166)
Goodwill, gross, as of December 28, 2019	172,482	26,714	199,196
Addition - FRT GmbH Acquisition	—	975	975
Addition - Baldwin Park Acquisition	19,519	—	19,519
Foreign currency translation	—	1,067	1,067
Goodwill, gross, as of September 26, 2020	$192,001	$28,756	$220,757

No goodwill impairments have been recorded during the nine months ended September 26, 2020 and the twelve months ended December 28, 2019.

Intangible assets were as follows (in thousands):

	September 26, 2020			December 28, 2019
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technologies	$156,659	$131,289	$25,370	$154,951	$116,138	$38,813
Trade names	7,870	7,231	639	7,816	6,976	840
Customer relationships	43,460	31,532	11,928	44,229	27,057	17,172
Backlog	1,744	1,744	—	1,676	891	785
	$209,733	$171,796	$37,937	$208,672	$151,062	$57,610

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenues	$4,985	$4,707	$15,661	$14,137
Selling, general and administrative	1,547	1,372	4,588	6,111
	$6,532	$6,079	$20,249	$20,248

The estimated future amortization of intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2020	$6,105
2021	14,945
2022	5,708
2023	3,954
2024	2,200
Thereafter	5,025
$37,937
The table above does not include amortization related to the Baldwin Park acquisition as the fair value of intangible assets and their useful lives have not yet been determined.

Note 6 — Debt

Our debt consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Term loans	$36,070	$58,514
Less unamortized issuance costs	(76)	(29)
Term loans less issuance costs	$35,994	$58,485

Future principal and interest payments on our term loans as of September 26, 2020, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Term loans - principal payments	$2,278	$9,133	$9,161	$1,050	$1,080	$13,368	$36,070
Term loans - interest payments (1)	145	503	377	290	271	1,433	3,019
Total	$2,423	$9,636	$9,538	$1,340	$1,351	$14,801	$39,089

(1) Represents our minimum interest payment commitments at 1.91% per annum for the Building Term Loan and 1.30% per annum for the FRT Term Loan.

CMI Term Loan
On June 24, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank USA, National Association ("HSBC"), as administrative agent, co-lead arranger, sole bookrunner and syndication agent, other lenders that may from time-to-time be a party to the Credit Agreement, and certain guarantors. Pursuant to the Credit Agreement, we obtained a senior secured term loan facility of $150 million (the “CMI Term Loan”). The proceeds of the CMI Term Loan were used to finance a portion of the purchase price paid in connection with the Cascade Microtech acquisition in fiscal 2016 and to pay related bank fees and expenses.

The CMI Term Loan bore interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments were payable in monthly installments over a five-year period.

The principal payments on the CMI Term Loan were paid in equal quarterly installments that began June 30, 2016, in an annual amount equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. The final payment on the CMI Term Loan was June 30, 2020 and we are no longer subject to the terms of the Credit Agreement.

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the "FRT Term Loan") with HSBC Trinkaus & Burkhardt AG, Germany, to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019. See Note 4, Acquisition, for further details of the acquisition.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate ("EURIBOR") plus 1.75% per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at September 26, 2020 was 1.30%

The obligations under the FRT Term Loan are fully and unconditionally guaranteed by FormFactor, Inc. The FRT Term Loan contains negative covenants customary for financing of this type, including covenants that place limitations on the incurrence of additional indebtedness, the creation of liens, the payment of dividends; dispositions; fundamental changes, including mergers and acquisitions; loans and investments; sale leasebacks; negative pledges; transactions with affiliates; changes in fiscal year; sanctions and anti-bribery laws and regulations, and modifications to charter documents in a manner materially adverse to the Lenders. The FRT Term Loan also contains affirmative covenants and representations and warranties customary for financing of this type. As of September 26, 2020, the balance outstanding pursuant to the FRT term loan was $18.3 million and we were in compliance with all covenants.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association ("Union Bank"). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 26, 2020 was 1.91%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap also includes a 0% floor that is effective for one year from the date of the swap. As of September 26, 2020, the notional amount of the loan that is subject to this interest rate swap is $17.8 million. See Note 8, Fair Value and Derivative Instruments, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by the Union Bank in writing.

The Credit Agreement contains covenants customary for financing of this type. As of September 26, 2020, the balance outstanding pursuant to the Building Term Loan was $17.8 million and we were in compliance with all covenants under the Credit Agreement.

Note 7 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Accrued compensation and benefits	$28,273	$21,329
Accrued income and other taxes	5,989	6,846
Accrued warranty	1,875	1,942
Accrued employee stock purchase plan contributions withheld	1,648	3,331
Accrued contingent consideration	2,966	—
Other accrued expenses	3,275	2,991
	$44,026	$36,439

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three and nine months ended September 26, 2020 or the year ended December 28, 2019.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Current portion of term loans, net of unamortized issuance costs, approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of fiscal 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 26, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$71,663	$—	$—	$71,663
Marketable securities:
U.S. treasuries	34,198	—	—	34,198
Certificates of deposit	—	2,428	—	2,428
U.S. agency securities	—	2,083	—	2,083
Corporate bonds	—	17,391	—	17,391
	34,198	21,902	—	56,100
Foreign exchange derivative contracts	—	470	—	470
Total assets	$105,861	$22,372	$—	$128,233
Liabilities:
Interest rate swap derivative contracts	$—	$(271)	$—	$(271)
Contingent consideration	—	—	(2,966)	(2,966)
Total liabilities	$—	$(271)	$(2,966)	$(3,237)

December 28, 2019	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$17,056	$—	$—	$17,056
Marketable securities:
U.S. treasuries	10,468	—	—	10,468
Certificates of deposit	—	3,590	—	3,590
U.S. agency securities	—	24,430	—	24,430
Corporate bonds	—	33,928	—	33,928
Commercial paper	—	3,911	—	3,911
	10,468	65,859	—	76,327
Foreign exchange derivative contracts	—	41	—	41
Interest rate swap derivative contracts	—	26	—	26
Total assets	$27,524	$65,926	$—	$93,450
Liabilities:
Foreign exchange derivative contracts	$—	$(240)	$—	$(240)
Contingent consideration	—	—	(5,364)	(5,364)
Total liabilities	$—	$(240)	$(5,364)	$(5,604)

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

Contingent Consideration
Contingent consideration, arising from the acquisition of FRT, is a cash amount equal to 1.5x EBIT as defined in the purchase agreement, up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration include estimating EBIT levels that are likely to be achieved during the performance period and discounting at an appropriate discount rate. Contingent consideration as of September 26, 2020 was estimated to be $3.0 million, a net decrease of $2.4 million from $5.4 million as of December 28, 2019. The net decrease was as a result of a $1.2 million increase in the estimated contingent consideration upon acquisition and as part of purchase accounting that was adjusted in the first fiscal quarter of 2020, offset by a net $3.6 million decrease in the estimated contingent consideration from subsequent remeasurement of the liability and foreign currency translation.

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

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended September 26, 2020	$(53)	Interest expense	$(38)	Interest expense	$—
Three Months Ended September 28, 2019	$12	Interest expense	$113	Interest expense	$—

Nine Months Ended September 26, 2020	$(323)	Interest expense	$(26)	Interest expense	$—
Nine Months Ended September 28, 2019	$(78)	Interest expense	$496	Interest expense	$—

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded within Other income, net in our Condensed Consolidated Statement of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Condensed Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Condensed Consolidated Statements of Income as the impact of the hedge transaction. At September 26, 2020, we expect to reclassify $0.5 million of the amount accumulated in other comprehensive income (loss) to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 26, 2020 will mature by the third quarter of fiscal 2021.

The following table provides information about our foreign currency forward contracts outstanding as of September 26, 2020 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(10,341)	(11,591)
Euro Dollar	Sell	9,835	11,447
Japanese Yen	Sell	2,119,658	20,070
Korean Won	Buy	(3,259,002)	(2,785)
Total USD notional amount of outstanding foreign exchange contracts			$17,141

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The impact of foreign exchange derivative contracts not designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Nine Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Foreign exchange forward contracts	Other income, net	$529	$(76)	$878	$198

The impact of foreign exchange derivative contracts designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Three Months Ended September 26, 2020	$(553)	Cost of revenues	$150
		Research and development	23
		Selling, general and administrative	63
			$236

Three Months Ended September 28, 2019	$(642)	Cost of revenues	$(126)
		Research and development	(23)
		Selling, general and administrative	(58)
			$(207)

Nine Months Ended September 26, 2020	$427	Cost of revenues	$109
		Research and development	11
		Selling, general and administrative	16
			$136

Nine Months Ended September 28, 2019	$(1,096)	Cost of revenues	$(297)
		Research and development	(42)
		Selling, general and administrative	(109)
			$(448)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 26, 2020 or September 28, 2019.

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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 26, 2020	September 28, 2019
Balance at beginning of period	$1,942	$2,102
Accruals	2,771	2,742
Settlements	(2,838)	(3,051)
Balance at end of period	$1,875	$1,793

Note 10 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Land	$4,751	$—
Machinery and equipment	219,908	201,861
Computer equipment and software	36,050	35,192
Furniture and fixtures	7,022	6,756
Leasehold improvements	78,400	76,081
Sub-total	346,131	319,890
Less: Accumulated depreciation and amortization	(287,141)	(273,001)
Net, property, plant and equipment	58,990	46,889
Construction-in-process	38,538	11,858
Total	$97,528	$58,747

Note 11 — Stockholders’ Equity and Stock-Based Compensation

Restricted Stock Units
Restricted stock unit ("RSU") activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 28, 2019	3,069,000	$14.30
Awards granted	1,189,018	25.72
Awards vested	(1,446,481)	13.70
Awards forfeited	(42,384)	14.64
RSUs at September 26, 2020	2,769,153	19.52

Performance Restricted Stock Units
We may grant Performance RSUs ("PRSUs") to certain executives, which vest based upon us achieving certain market performance criteria.

On August 27, 2020, we granted 258,600 PRSUs to certain senior executives for a total grant date fair value of $6.9 million, which will be recognized ratably over the requisite service period. The performance criteria are based on a metric called Total Shareholder Returns ("TSR") for the period of July 1, 2020 - June 30, 2023, relative to the TSR of the companies identified as being part of the S&P semiconductor Select Industry Index (FormFactor peer companies) as of August 27, 2020.

There were no other market based PRSUs granted during the nine months ended September 26, 2020. PRSUs are included as part of the RSU activity above.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 28, 2019	361,769	$8.35
Options exercised	(205,769)	8.32
Outstanding at September 26, 2020	156,000	$8.38	1.39	$2,427,060
Vested and expected to vest at September 26, 2020	156,000	$8.38	1.39	$2,427,060
Exercisable at September 26, 2020	156,000	$8.38	1.39	$2,427,060

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan ("ESPP") was as follows:

Nine Months Ended
September 26, 2020
Shares issued	485,566
Weighted average per share purchase price	$16.47
Weighted average per share discount from the fair value of our common stock on the date of issuance	$11.00

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Cost of revenues	$962	$1,117	$2,800	$3,031
Research and development	1,326	1,729	4,154	4,830
Selling, general and administrative	3,221	3,658	9,820	9,227
Total stock-based compensation	$5,509	$6,504	$16,774	$17,088

Unrecognized Compensation Costs
At September 26, 2020, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$34,513	2.31
Performance restricted stock units	10,499	2.28
Employee stock purchase plan	993	0.35
Total unrecognized stock-based compensation expense	$46,005	2.26

Note 12 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted-average shares used in computing basic net income per share	77,029	75,280	76,436	74,749
Add potentially dilutive securities	1,780	2,011	2,098	2,014
Weighted-average shares used in computing diluted net income per share	78,809	77,291	78,534	76,763

Securities not included as they would have been antidilutive	264	—	354	23

Note 13 — Commitments and Contingencies

Leases
See Note 14, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of September 26, 2020 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 26, 2020, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 14 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 8 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 4 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 7 years as of September 26, 2020 and the weighted-average discount rate was 4.52%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Lease expense:
Operating lease expense	$1,818	$1,726	$5,536	$5,205
Short-term lease expense	32	53	94	101
Variable lease expense	372	252	1,159	920
	$2,222	$2,031	$6,789	$6,226

Future minimum payments under our non-cancelable operating leases were as follows as of September 26, 2020 (in thousands):

Fiscal Year	Amount
Remainder of 2020	$1,877
2021	6,773
2022	5,549
2023	4,724
2024	4,471
Thereafter	16,272
Total minimum lease payments	39,666
Less: interest	(6,317)
Present value of net minimum lease payments	33,349
Less: current portion	(6,555)
Total long-term operating lease liabilities	$26,794

Note 15 — Revenue

Transaction price allocated to the remaining performance obligations: On September 26, 2020, we had $3.8 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts not yet delivered. We expect to recognize approximately 31.9% of our remaining performance obligations as revenue in the remainder of fiscal 2020, approximately 49.9% in fiscal 2021, and approximately 18.2% in fiscal 2022 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 26, 2020 and December 28, 2019 were $3.5 million and $0.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of September 26, 2020 and December 28, 2019 were $14.7 million and $10.8 million, respectively. During the nine months ended September 26, 2020, we recognized $8.6 million of revenue, that was included in contract liabilities as of December 28, 2019.

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

Revenue by Category: Refer to Note 16, Operating Segments and Enterprise-Wide Information, for further details.

Note 16 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker ("CODM") is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	September 26, 2020				September 28, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$150,773	$27,223	$—	$177,996	$116,447	$24,157	$—	$140,604
Gross profit	$69,641	$13,565	$(6,457)	$76,749	$48,127	$13,015	$(5,824)	$55,318
Gross margin	46.2%	49.8%	—%	43.1%	41.3%	53.9%	—%	39.3%

	Nine Months Ended
	September 26, 2020				September 28, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$419,272	$77,301	$—	$496,573	$338,187	$72,648	$—	$410,835
Gross profit	191,907	37,618	(19,219)	$210,306	$141,913	$38,703	$(17,425)	$163,191
Gross margin	45.8%	48.7%	—%	42.4%	42.0%	53.3%	—%	39.7%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 26, 2020			September 28, 2019
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$108,411	$—	$108,411	$68,431	$—	$68,431
DRAM	31,379	—	31,379	39,425	—	39,425
Flash	10,983	—	10,983	8,591	—	8,591
Systems	—	27,223	27,223	—	24,157	24,157
Total	$150,773	$27,223	$177,996	$116,447	$24,157	$140,604
Timing of revenue recognition:
Products transferred at a point in time	$150,252	$25,987	$176,239	$115,324	$23,561	$138,885
Services transferred over time	521	1,236	1,757	1,123	596	1,719
Total	$150,773	$27,223	$177,996	$116,447	$24,157	$140,604
Geographical region:
Taiwan	$33,351	$3,584	$36,935	$16,513	$1,742	$18,255
United States	31,596	4,732	36,328	28,400	5,265	33,665
South Korea	28,337	1,234	29,571	22,779	818	23,597
China	24,851	3,695	28,546	24,427	6,956	31,383
Japan	12,288	4,857	17,145	13,640	3,289	16,929
Europe	11,679	5,300	16,979	5,754	3,794	9,548
Asia-Pacific[1]	5,505	3,449	8,954	3,516	2,149	5,665
Rest of the world	3,166	372	3,538	1,418	144	1,562
Total	$150,773	$27,223	$177,996	$116,447	$24,157	$140,604

	Nine Months Ended
	September 26, 2020			September 28, 2019
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$323,503	$—	$323,503	$213,453	$—	$213,453
DRAM	75,127	—	75,127	104,355	—	104,355
Flash	20,642	—	20,642	20,379	—	20,379
Systems	—	77,301	77,301	—	72,648	72,648
Total	$419,272	$77,301	$496,573	$338,187	$72,648	$410,835
Timing of revenue recognition:
Products transferred at a point in time	$417,529	$73,393	$490,922	$335,054	$70,831	$405,885
Services transferred over time	1,743	3,908	5,651	3,133	1,817	4,950
Total	$419,272	$77,301	$496,573	$338,187	$72,648	$410,835
Geographical region:
China	$107,756	$13,190	$120,946	$58,882	$14,699	$73,581
Taiwan	93,596	8,290	101,886	50,596	4,918	55,514
United States	79,575	16,790	96,365	88,127	18,170	106,297
South Korea	56,278	2,494	58,772	75,157	3,334	78,491
Europe	36,656	15,498	52,154	15,601	14,088	29,689
Japan	24,502	11,072	35,574	31,807	11,647	43,454
Asia-Pacific[1]	14,307	9,010	23,317	12,568	4,043	16,611
Rest of the world	6,602	957	7,559	5,449	1,749	7,198
Total	$419,272	$77,301	$496,573	$338,187	$72,648	$410,835

1 Asia-Pacific includes all countries in the region except China, Japan, South Korea, and Taiwan, which are disclosed separately.

Note 17 — Subsequent Events

On October 19, 2020, subsequent to the balance sheet date, we acquired High Precision Devices, Inc., for total cash consideration of $17.0 million, subject to adjustment for changes in working capital and payoff of debt as stipulated in the merger agreement. This acquisition brings highly specialized skills and know-how to address the unique test challenges within the emerging quantum computing, superconducting computing, and ultra-sensitive sensor markets which operate at temperatures as low as 30 millikelvin.

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

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of test and measurement solutions. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, and thermal and cryogenic sub-systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from research, through development to production. Customers use our products and services to lower production costs, improve yields, and enable development of their complex next-generation products.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems and thermal sub-systems are included in the Systems segment.

We generated net income of $59.3 million in the first nine months of fiscal 2020 as compared to $20.7 million in the first nine months of fiscal 2019. The increase in net income was primarily due to increased revenues and leverage on operating expenses, which only marginally increased on significantly higher operating levels.

Impact of COVID-19

The COVID-19 pandemic continues to cause serious illness and death in many of the regions that we, our customers and our suppliers operate. The COVID-19 pandemic has resulted in significant governmental actions designed to control the spread of the virus, including the imposition of safety requirements and other orders in locations where we have manufacturing and other activities. We have maintained social distancing, contact tracing, and various other measures to enable our manufacturing sites to continue efficient production.

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

If the provisions of governmental health orders or other safety requirements applicable to us or our customers or suppliers become more restrictive for an extended period of time, or if we have repeated occurrences of COVID-19 in any of our facilities, we may experience disruptions or delays in manufacturing, product design, product development, customer support, manufacturing and sales, and an overall loss of productivity and efficiency.

Even with our continued operations, COVID-19 has had, and may have further, negative impacts on our supply chain, workforce and customers. The continued progression of the COVID-19 pandemic and associated macro-economic, trade-related, and site-specific restrictions, including but not limited to the effects of any overall global, regional or national economic slowdowns or other economic downturns, increased trade and transport costs, and inability to access customer sites for certain activities could also negatively impact our business or results of operations.

As the COVID-19 pandemic is a widespread public health crisis, it is adversely affecting major economies and financial markets world-wide. A resulting economic downturn can be expected to eventually negatively affect the demand for our products, and contribute to volatile demand and supply conditions affecting the markets for our products.

Governments in several countries where we operate, including the United States, have enacted stabilization and stimulus measures in an effort to counteract some of the impacts of COVID-19. We have benefited and may continue to benefit from some of these measures directly or indirectly, although we do not believe those benefits have had or will have a material effect upon our financial results or financial condition. Governments may discontinue, amend, replace or otherwise change or supplement such stabilization and stimulus measures in ways that are difficult to predict, and it is possible that such changes could have a material effect upon our financial results or financial condition, or the financial results or financial condition of our customers or suppliers.

While to date the disruptions in our operations, supply chain and customer demand as a result of the COVID-19 pandemic have been somewhat limited, we believe that the COVID-19 pandemic represents a sustained threat that may give rise to a variety of more significant adverse impacts on our business and financial results. We consider this as a near or longer term trend, although we cannot identify or quantify the specific impacts given current levels of uncertainty and the broad variety of effects that may arise from a pandemic of this magnitude. For a further description of the uncertainties and business risks associated with the COVID-19 pandemic, see the section entitled “Risk Factors” in this Quarterly Report.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 26, 2020, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 28, 2019, which was filed with the Securities and Exchange Commission on February 21, 2020.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.9	60.7	57.6	60.3
Gross profit	43.1	39.3	42.4	39.7
Operating expenses:
Research and development	12.9	14.3	13.1	14.6
Selling, general and administrative	17.9	18.4	16.6	18.8
Total operating expenses	30.8	32.7	29.7	33.4
Operating income	12.3	6.6	12.7	6.3
Interest income	0.1	0.5	0.3	0.5
Interest expense	(0.1)	(0.3)	(0.1)	(0.4)
Other income, net	0.2	0.2	—	0.1
Income before income taxes	12.5	7.0	12.9	6.5
Provision (benefit) for income taxes	(0.3)	1.1	0.9	1.5
Net income	12.8%	5.9%	12.0%	5.0%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Probe Cards	$150,773	$116,447	$419,272	$338,187
Systems	27,223	24,157	77,301	72,648
	$177,996	$140,604	$496,573	$410,835

	Three Months Ended
	September 26, 2020	% of Revenues	September 28, 2019	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$108,411	60.9%	$68,431	48.7%	$39,980	58.4%
DRAM	31,379	17.6	39,425	28.0	(8,046)	(20.4)
Flash	10,983	6.2	8,591	6.1	2,392	27.8
Systems Market:
Systems	27,223	15.3	24,157	17.2	3,066	12.7
Total revenues	$177,996	100.0%	$140,604	100.0%	$37,392	26.6%

	Nine Months Ended
	September 26, 2020	% of Revenues	September 28, 2019	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$323,503	65.1%	$213,453	51.9%	$110,050	51.6%
DRAM	75,127	15.1	104,355	25.4	(29,228)	(28.0)
Flash	20,642	4.2	20,379	5.0	263	1.3
Systems Market:
Systems	77,301	15.6	72,648	17.7	4,653	6.4
Total revenues	$496,573	100.0%	$410,835	100.0%	$85,738	20.9%

The increase in Foundry & Logic product revenue for the three and nine months ended September 26, 2020, compared to the three and nine ended September 28, 2019, was driven principally by increased unit sales to large semiconductor foundries and integrated device manufacturers, demonstrating success in diversifying across our strategic accounts. Additionally, sales have increased due to the demand for 5G handsets and devices and work from home infrastructure spending.

The decrease in DRAM product revenue for the three and nine months ended September 26, 2020, compared to the three and nine months ended September 28, 2019, was driven by a decreased customer demand as a result of the absorption of large purchases in fiscal 2019.

The increase in Flash product revenue for the three months ended September 26, 2020, compared to the three months ended September 28, 2019, was driven by increased sales as a result of increased customer demand for our legacy products and the acquisition of Baldwin Park. This increase helped offset what would have otherwise been a decrease in demand in the nine months ended September 26, 2020, compared to the nine months ended September 28, 2019. Our revenue in this market continues to be highly variable.

The increase in Systems product revenue for the three months ended September 26, 2020, compared to the three months ended September 28, 2019, was driven by increased sales of metrology systems due to the acquisition for FRT GmbH and increased sales of probe stations, partially offset by lower revenue from thermal sub-systems. The increase in Systems product revenue for the nine months ended September 26, 2020, compared to the nine months ended September 28, 2019, was driven by our acquisition of FRT GmbH, partially offset by lower revenue from thermal sub-systems and 200mm stations.

Due to COVID-19, there were various impacts across our segments due to governmental mandates of social distancing. This resulted in a temporary factory shutdown for almost two weeks during our first fiscal quarter of 2020 in certain locations, limiting our manufacturing capacity. We believe these shutdowns negatively affected revenue and impacted our ability to maintain typical lead times, especially in our Probes segment.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 26, 2020	% of Revenue	September 28, 2019	% of Revenue	September 26, 2020	% of Revenue	September 28, 2019	% of Revenue
	(Dollars in thousands)
China	$28,546	16.0%	$31,383	22.3%	$120,946	24.4%	$73,581	17.9%
Taiwan	36,935	20.8%	18,255	13.0%	101,886	20.5%	55,514	13.5%
United States	36,328	20.4%	33,665	23.9%	96,365	19.4%	106,297	25.9%
South Korea	29,571	16.6%	23,597	16.8%	58,772	11.8%	78,491	19.1%
Europe	16,979	9.5%	9,548	6.8%	52,154	10.5%	29,689	7.2%
Japan	17,145	9.6%	16,929	12.0%	35,574	7.2%	43,454	10.6%
Asia-Pacific[1]	8,954	5.0%	5,665	4.0%	23,317	4.7%	16,611	4.0%
Rest of the world	3,538	2.1%	1,562	1.2%	7,559	1.5%	7,198	1.8%
Total revenues	$177,996	100.0%	$140,604	100.0%	$496,573	100.0%	$410,835	100.0%

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

Changes in revenue by geographic region for the three and nine months ended September 26, 2020, compared to the three and nine months ended September 28, 2019, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit	$76,749	$55,318	$21,431	38.7%
Gross margin	43.1%	39.3%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
Gross profit	$210,306	$163,191	$47,115	28.9%
Gross margin	42.4%	39.7%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 26, 2020				September 28, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$69,641	$13,565	$(6,457)	$76,749	$48,127	$13,015	$(5,824)	$55,318
Gross margin	46.2%	49.8%	—%	43.1%	41.3%	53.9%	—%	39.3%

	Nine Months Ended
	September 26, 2020				September 28, 2019
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$191,907	$37,618	$(19,219)	$210,306	$141,913	$38,703	$(17,425)	$163,191
Gross margin	45.8%	48.7%	—%	42.4%	42.0%	53.3%	—%	39.7%

Probe Cards
For the three and nine months ended September 26, 2020, gross profit and gross margins increased compared to the three and nine months ended September 28, 2019, primarily due to increased sales, product mix, and higher factory utilization.

Systems
For the three months ended September 26, 2020, gross profit increased due to the additional contribution of FRT GmbH. This increase helped offset the nine months ended September 26, 2020 gross profit decrease as a result of a less favorable product mix. Gross margin decreased compared to the three and nine months ended September 28, 2019, primarily as a result of less favorable product mix.

Corporate and Other
Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation, restructuring charges, net, and charges related to inventory stepped up to fair value due to acquisitions which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three and nine months ended September 26, 2020, compared to the three and nine months ended September 28, 2019, gross profit and gross margins have improved, primarily on higher sales and product mix.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation	$962	$1,117	$2,800	$3,031

Future gross margins may be adversely impacted by lower revenues, unfavorable product mix and lower factory utilization. Our gross margins may also be adversely affected if we are required to record additional inventory write-downs for estimated average selling prices that are below cost or because of a decrease in demand.

Research and Development

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
	(Dollars in thousands)
Research and development	$22,878	$20,096	$2,782	13.8%
% of revenues	12.9%	14.4%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
	(Dollars in thousands)
Research and development	$65,064	$59,893	$5,171	8.6%
% of revenues	13.1%	14.6%

The increase in research and development expenses in the three and nine months ended September 26, 2020 when compared to the corresponding period in the prior year was primarily driven by increased headcount combined with higher variable performance based compensation, annual compensation adjustments, higher project material costs, and the addition of the acquisition of Baldwin Park, partially offset by a decrease in travel due to travel restrictions and decreased stock-based compensation related to the timing of annual grants.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 26, 2020 compared to Three Months Ended September 28, 2019	Nine Months Ended September 26, 2020 compared to Nine Months Ended September 28, 2019
Employee compensation costs	2,721	5,280
Project material costs	737	1,000
Depreciation	40	190
Stock-based compensation	(402)	(676)
Other general operations	(314)	(623)
	$2,782	$5,171

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation	$1,326	$1,729	$4,154	$4,830

Selling, General and Administrative

	Three Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$31,834	$25,887	$5,947	23.0%
% of revenues	17.9%	18.4%

	Nine Months Ended
	September 26, 2020	September 28, 2019	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$82,282	$77,354	$4,928	6.4%
% of revenues	16.6%	18.8%

The increase in selling, general and administrative in the three and nine months ended September 26, 2020 when compared to the corresponding period in the prior year was primarily due to an increase in headcount combined with higher variable performance based compensation, higher information technology security remediation costs, partially offset by the gain on contingent consideration from the remeasurement of the contingent consideration related to the acquisition of FRT GmbH, decreased travel due to travel restrictions, and decreased amortization of intangibles.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 26, 2020 compared to Three Months Ended September 28, 2019	Nine Months Ended September 26, 2020 compared to Nine Months Ended September 28, 2019
Employee compensation	3,713	7,216
Stock-based compensation	(437)	593
Consulting fees	3,048	3,676
Amortization of intangibles	174	(1,523)
Gain on contingent consideration	(71)	(3,771)
General operating expenses	(480)	(1,263)
	$5,947	$4,928

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation	$3,221	$3,658	$9,820	$9,227

Interest Income and Interest Expense

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(Dollars in thousands)
Interest Income	$249	$724	$1,310	$1,988
Weighted average balance of cash and investments	$243,615	$193,092	$230,098	$173,975
Weighted average yield on cash and investments	0.57%	2.02%	1.03%	2.07%

Interest Expense	$193	$422	$682	$1,539
Average debt outstanding	$37,295	$46,250	$38,327	$56,113
Weighted average interest rate on debt	1.65%	4.26%	2.05%	4.42%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three and nine months ended September 26, 2020 compared with the corresponding period of the prior year was attributable to lower investment yields due to the low interest rate environment.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The decrease in interest expense for the three and nine months ended September 26, 2020 compared to the same period of the prior year was primarily due to lower outstanding debt balances due to the pay-off of the CMI Term Loan on June 30, 2020, partially offset by the FRT Term Loan originated in the fourth quarter of 2019 and the Building Term Loan originated in the second quarter of 2020.

Other Expense, Net
Other expense, net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except percentages)
Provision (benefit) for income taxes	$(499)	$1,584	$4,479	$5,906
Effective tax rate	(2.2)%	16.1%	7.0%	22.2%

Provision (benefit) for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income ("FDII") deduction. The effective tax rate for the third quarter of 2020 was significantly impacted by two discrete items. First, on July 23, 2020, the U.S. Department of Treasury and the Internal Revenue Service finalized regulations T.D. 9902 with respect to the global intangible low-taxes income high-tax exception, resulting in a decrease in our effective tax rate. This adjustment was retroactive to the fiscal years 2018 and 2019 and the cumulative impact is taken into account during the three months ended September 26, 2020. Second, we realized a significant discrete tax benefit from stock-based compensation due to stock price increases over the most recent three year period. These items together resulted in a decrease in our effective tax rate for the three and nine months ended September 26, 2020, compared to the three and nine months ended September 28, 2019.

Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in ASC 718 stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. We expect the FDII deduction and corresponding benefit to be available after utilizing our previous net operating loss carryforwards, resulting in a decrease from the U.S. statutory rate and included in our worldwide effective tax rate for the year ended December 26, 2020.

Liquidity and Capital Resources

Capital Resources
Our working capital was $319.9 million at September 26, 2020, compared to $282.5 million at December 28, 2019.

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

Our cash, cash equivalents and marketable securities totaled approximately $241.5 million at September 26, 2020, compared to $220.9 million at December 28, 2019. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

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

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (in response to a potential reduction in demand due to an industry downturn, COVID-19, or other event), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline.

We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where needed. As part of these strategies, we indefinitely reinvest a portion of our foreign earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 26, 2020	September 28, 2019
	(In thousands)
Net cash provided by operating activities	$124,209	$83,378
Net cash used in investing activities	(56,195)	(40,047)
Net cash used in financing activities	$(28,970)	$(18,976)

Operating Activities
Net cash provided by operating activities for the nine months ended September 26, 2020 was primarily attributable to net income of $59.3 million and net non-cash expenses of $61.8 million, further fluctuated by changes in operating assets and liabilities, as explained below.

Accounts receivable, net, decreased $1.0 million to $96.9 million at September 26, 2020, compared to $97.9 million at December 28, 2019, as a result of changes in customer sales mix, timing of customer shipments and timing of customer payments, offset slightly by the increased accounts receivable due to the acquisitions of FRT and Baldwin Park.

Inventories, net, increased $11.4 million to $94.6 million at September 26, 2020, compared to $83.3 million at December 28, 2019, as a result of anticipated projected customer demand, as well as smaller impact related to increased inventory purchases to mitigate the impact of COVID-19 on our supply chain and the increased inventory due to the acquisitions of FRT and Baldwin Park.

Accounts payable increased $22.0 million to $62.9 million at September 26, 2020, compared to $40.9 million at December 28, 2019, as a result of timing of vendor payments.

Investing Activities
Net cash used in investing activities for the nine months ended September 26, 2020 was primarily related to $41.9 million of acquisition of property, plant and equipment, which includes $24.0 million used in the acquisition of a building adjacent to our leased facilities in Livermore, California. Additionally, we paid $35.0 million of acquisition of Baldwin Park, net of cash acquired, partially offset by $20.6 million of net proceeds from sales of marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended September 26, 2020 primarily related to $41.1 million of principal payments made towards the repayment of our term loans and $15.4 million related to tax withholding associated with the net share settlements of our equity awards, partially offset by $18.0 million of proceeds received from the new term loan for our building purchase, as well as $9.6 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

Debt

CMI Term Loan
On June 24, 2016, we entered into a senior secured term loan facility of $150 million (the “CMI Term Loan”). The proceeds of the CMI Term Loan were used to finance a portion of the purchase price paid in connection with the Cascade Microtech acquisition in fiscal 2016 and to pay related bank fees and expenses.

The CMI Term Loan bore interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate ("LIBOR") rate plus 2.00% per annum or (ii) Base Rate plus 1.00% per annum. We elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments were payable in monthly installments over a five-year period.

The principal payments on the CMI Term Loan were paid in equal quarterly installments that began June 30, 2016, in an annual amount equal to 5% of original principal for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year five. The final payment on the CMI Term Loan was June 30, 2020.

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the "FRT Term Loan"), to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate ("EURIBOR") plus 1.75% per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at September 26, 2020 was 1.30%. As of September 26, 2020, the balance outstanding pursuant to the FRT term loan was $18.3 million.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 26, 2020 was 1.91%. As of September 26, 2020, the balance outstanding pursuant to the Building Term Loan was $17.8 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap also includes a 0% floor that is effective for one year from the date of the swap. As of September 26, 2020, the notional amount of the loan that is subject to this interest rate swap is $17.8 million.

See Note 6, Debt, of Notes to Condensed Consolidated Financial Statements.

Stock Repurchase Program

In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of September 26, 2020:

	Payments Due In Fiscal Year
	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$1,877	$6,773	$5,549	$4,724	$4,471	$16,272	$39,666
Term loans - principal payments	2,278	9,133	9,161	1,050	1,080	13,368	36,070
Term loans - interest payments (1)	145	503	377	290	271	1,433	3,019
Total	$4,300	$16,409	$15,087	$6,064	$5,822	$31,073	$78,755

(1) Represents our minimum interest payment commitments at 1.91% per annum for the Building Term Loan and 1.30% per annum for the FRT Term Loan. This also excludes any amounts related to our interest rate swap; see Note 6, Debt, of Notes to Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 26, 2020, we were not involved in any such off-balance sheet arrangements.

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

On July 30, 2020, we completed the acquisition of the probe card assets of Advantest Corporation ("Baldwin Park"), located in Baldwin Park, California and are integrating the acquired business into our overall internal control over financial reporting process. Our management is in the process of assessing the internal control over financial reporting and is implementing or revising internal controls where necessary.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 26, 2020 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2019 apart from the risk factor described below. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2019 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

The COVID-19 pandemic has impacted, and is expected to continue to negatively impact, our operations, and those of our important suppliers, business partners and customers.

We are exposed to risks associated with public health crises and outbreaks of contagious diseases, such as COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and our expenses, including as a result of precautionary measures that we take in response to COVID-19.

As a result of the COVID-19 pandemic, we have experienced significant business disruptions, including temporary closures of our facilities, and the facilities of our suppliers and their supply chain partners, and restrictions on our ability to travel and service our products. For example, our corporate headquarters and many of our operations, including much of our manufacturing facilities, are located in California, where a variety of health orders apply to our operations and employees in the region. In other regions where we operate globally, similar health orders have been issued, which have had, and will continue to have, similar affects upon our business. This has the potential to significantly impact our ability to design, produce, deliver and support our products for customers.

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

A significant amount of our management resources has been, and will continue to be, focused on mitigating the negative impacts of COVID-19 on our business. This has required, and will continue to require, a substantial investment of time and resources across our enterprise which may continue to negatively impact other valuable activities, such as the development of new technologies, products or capabilities. In addition, many of our employees are working remotely for an extended period which can increase operational risk and cybersecurity risks. If we do not respond appropriately to the COVID-19 pandemic, or if employees, customers or others do not perceive our response positively, we could suffer damage to our reputation, which could also adversely affect our business.

The extent to which the COVID-19 pandemic impacts our operations and those of our important, suppliers, business partners and customers will depend on numerous evolving factors and future developments that we are not able to predict, including but not limited to: the severity and duration of the pandemic; governmental, business and other actions (which could include further restrictions on our operations); the ongoing requirements of social distancing and health orders; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on business confidence and investments by our customers; the effects of changes to our operations that may continue indefinitely; the effects on our workforce and our ability to meet our staffing needs, particularly if members of our workforce are exposed or infected; any impairments in the value of our assets which could be recorded as a result of weaker economic conditions; and the potential impacts upon our internal controls, including those over financial reporting, that may result from changes in working environments and other circumstances. All of these circumstances are highly uncertain and cannot be predicted. In addition, the circumstances which give rise to new or existing infectious diseases becoming epidemics or pandemics with potentially similar impacts are expected to persist.

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

In addition, governments in several countries where we operate, including the United States, have enacted stabilization and stimulus measures in an effort to counteract some of the impacts of COVID-19. The demand and business environments in which we operate have benefited from some of these measures. Any discontinuations, reductions, or other changes to such stabilization and stimulus programs may harm our customers’ or suppliers’ financial results and financial condition, and could also have an adverse macroeconomic impact that may lead to reductions in the demand for our products. Even if maintained or expanded, such stimulus and stabilization measures may fail over the long term to mitigate the adverse economic effects of the pandemic, and may fail to prevent or exacerbate any long-term economic downturns.

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

Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. There is a continuing trend of increasing tariffs and trade controls affecting exports to China. For example, the U.S. Department of Commerce, Bureau of Industry and Security, has

recently amended the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules expand export license requirements on a broader set of items from the U.S., including many of our products and for a broader set of customers in China and elsewhere. There is no assurance that we will obtain any such licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of these rules. In addition, the reaction to these rules by governments and private businesses outside the U.S., particularly in China, may be expected to include retaliatory controls and preferences for non-U.S. or local suppliers. These and other regulatory and policy changes in the U.S. and elsewhere could materially and negatively affect our future sales and operating results.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2020, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	November 3, 2020	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)