Form 10-Q
period 2021-03-27
FORMFACTOR INC
filed 2021-05-04
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
Or
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

As of April 30, 2021, 77,622,717 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 27, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$173,616	$187,225
Marketable securities	94,093	67,810
Accounts receivable, net of allowance for doubtful accounts of $232 and $248	103,500	107,603
Inventories, net	104,727	99,229
Restricted cash	2,798	1,904
Prepaid expenses and other current assets	19,371	23,303
Total current assets	498,105	487,074
Restricted cash	1,894	1,969
Operating lease, right-of-use-assets	37,208	30,756
Property, plant and equipment, net of accumulated depreciation	112,312	104,103
Goodwill	214,218	212,761
Intangibles, net	48,786	59,147
Deferred tax assets	65,821	66,242
Other assets	1,867	1,165
Total assets	$980,211	$963,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,720	$62,045
Accrued liabilities	43,468	55,342
Current portion of term loans, net of unamortized issuance costs	9,260	9,516
Deferred revenue	18,644	20,964
Operating lease liabilities	7,557	6,704
Total current liabilities	146,649	154,571
Term loans, less current portion, net of unamortized issuance costs	22,390	24,978
Deferred tax liabilities	4,965	5,346
Long-term operating lease liabilities	33,485	27,996
Other liabilities	6,189	6,242
Total liabilities	213,678	219,133

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,758,530 and 77,437,997 shares issued and outstanding	78	78
Treasury stock, at cost, 136,402 and — shares	(5,738)	—
Additional paid-in capital	915,136	903,838
Accumulated other comprehensive income	3,150	5,886
Accumulated deficit	(146,093)	(165,718)
Total stockholders’ equity	766,533	744,084
Total liabilities and stockholders’ equity	$980,211	$963,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenues	$186,636	$160,753
Cost of revenues	109,930	93,363
Gross profit	76,706	67,390
Operating expenses:
Research and development	24,046	21,267
Selling, general and administrative	30,015	27,693
Total operating expenses	54,061	48,960
Operating income	22,645	18,430
Interest income	194	685
Interest expense	(180)	(318)
Other income (expense), net	172	(91)
Income before income taxes	22,831	18,706
Provision for income taxes	3,206	2,816
Net income	$19,625	$15,890
Net income per share:
Basic	$0.25	$0.21
Diluted	$0.25	$0.20
Weighted-average number of shares used in per share calculations:
Basic	77,598	76,005
Diluted	79,988	78,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Net income	$19,625	$15,890
Other comprehensive loss, net of tax:
Translation adjustments and other	(2,379)	(399)
Unrealized losses on available-for-sale marketable securities	(131)	(27)
Unrealized gains (losses) on derivative instruments	(226)	176
Other comprehensive loss, net of tax	(2,736)	(250)
Comprehensive income	$16,889	$15,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Three Months Ended March 27, 2021
Balances, December 26, 2020	77,437,997	$78	—	$—	$903,838	$5,886	$(165,718)	$744,084
Issuance of common stock under the Employee Stock Purchase Plan	228,784	—	—	—	5,065	—	—	5,065
Issuance of common stock pursuant to exercise of options	50,000	—	—	—	422	—	—	422
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	41,749	—	—	—	(1,141)	—	—	(1,141)
Purchase of common stock through repurchase program	—	—	(136,402)	(5,738)	—	—	—	(5,738)
Stock-based compensation	—	—	—	—	6,952	—	—	6,952
Other comprehensive loss	—	—	—	—	—	(2,736)	—	(2,736)
Net income	—	—	—	—	—	—	19,625	19,625
Balances, March 27, 2021	77,758,530	$78	(136,402)	$(5,738)	$915,136	$3,150	$(146,093)	$766,533

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Three Months Ended March 28, 2020
Balances, December 28, 2019	75,764,990	$76	—	$—	$885,821	$(659)	$(244,241)	$640,997
Issuance of common stock under the Employee Stock Purchase Plan	311,591	—	—	—	4,066	—	—	4,066
Issuance of common stock pursuant to exercise of options	55,769	1	—	—	446	—	—	447
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	25,901	—	—	—	(385)	—	—	(385)
Stock-based compensation	—	—	—	—	5,652	—	—	5,652
Other comprehensive loss	—	—	—	—	—	(250)	—	(250)
Net income	—	—	—	—	—	—	15,890	15,890
Balances, March 28, 2020	76,158,251	$77	—	—	$895,600	$(909)	$(228,351)	$666,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$19,625	$15,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,130	4,561
Amortization	6,805	7,263
Reduction in the carrying amount of right-of-use assets	1,811	1,511
Stock-based compensation expense	7,077	5,623
Provision for excess and obsolete inventories	3,394	3,287
Other adjustments to reconcile net income to net cash provided by operating activities	2,140	407
Changes in assets and liabilities:
Accounts receivable	3,576	7,803
Inventories	(9,911)	928
Prepaid expenses and other current assets	3,011	(240)
Other assets	(50)	194
Accounts payable	5,722	763
Accrued liabilities	(12,732)	(6,970)
Other liabilities	114	33
Deferred revenues	(2,411)	(123)
Operating lease liabilities	(1,945)	(1,591)
Net cash provided by operating activities	32,356	39,339
Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,470)	(12,050)
Proceeds from sale of a subsidiary	—	40
Purchases of marketable securities	(41,062)	(16,441)
Proceeds from maturities and sales of marketable securities	14,610	23,009
Net cash used in investing activities	(39,922)	(5,442)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,487	4,513
Purchase of common stock through stock repurchase program	(5,738)	—
Tax withholdings related to net share settlements of equity awards	(1,141)	(385)
Principal repayments on term loans	(2,376)	(13,199)
Net cash used in financing activities	(3,768)	(9,071)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,456)	312
Net increase (decrease) in cash, cash equivalents and restricted cash	(12,790)	25,138
Cash, cash equivalents and restricted cash, beginning of period	191,098	147,937
Cash, cash equivalents and restricted cash, end of period	$178,308	$173,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 27, 2021	March 28, 2020
Non-cash investing and financing activities:
Change in accounts payable and accrued liabilities related to property, plant and equipment purchases	$1,087	$(2,116)
Operating lease, right-of-use assets obtained in exchange for lease obligations	8,572	6,307

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,034	$2,419
Cash paid for interest	173	291

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$173,616	$169,607
Restricted cash, current	2,798	2,107
Restricted cash	1,894	1,361
Total cash, cash equivalents and restricted cash	$178,308	$173,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on February 22, 2021. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2021 and 2020 each contain 52 weeks and the three months ended March 27, 2021 and March 28, 2020 each contained 13 weeks. Fiscal 2021 will end on December 25, 2021.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended March 27, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements
ASU 2019-12
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740),” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2019-12 on a prospective basis on December 27, 2020, the first day of fiscal 2021. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, “Referenced Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company has not yet applied the relief afforded by these standard amendments and is currently assessing contracts that will require modification due to reference rate reform to which these standard amendments may be applied.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 27, 2021	March 28, 2020
Intel Corporation	28.1%	36.2%
Taiwan Semiconductor Manufacturing Co., LTD.	11.5%	*
	39.6%	36.2%
*Represents less than 10% of total revenues.

At March 27, 2021, one customer accounted for 22.8% of gross accounts receivable. At December 26, 2020, two customers accounted for 15.3% and 13.7% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 27, 2021	December 26, 2020
Raw materials	$52,320	$48,122
Work-in-progress	35,466	30,806
Finished goods	16,941	20,301
	$104,727	$99,229

Note 4 — Acquisition

High Precision Devices, Inc. Acquisition
On October 19, 2020, we acquired 100% of the shares of HPD for total consideration of $16.9 million, net of cash acquired of $1.7 million, which included an estimated adjustment for changes in working capital, which is not yet finalized. This acquisition brings highly specialized skills and know-how to address the unique test challenges within the emerging quantum computing, superconducting computing, and ultra-sensitive sensor markets which operate at temperatures as low as 30 millikelvin.

The acquisition was accounted for using the acquisition method of accounting, with FormFactor treated as the acquirer. The acquired assets and liabilities of HPD were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

Our Condensed Consolidated Statements of Income include the financial results of HPD subsequent to the acquisition date of October 19, 2020. Revenue in fiscal 2020 related to HPD subsequent to the acquisition date that was included in our Condensed Consolidated Statements of Income was not material.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s assumptions as of the reporting date.

We estimated the acquisition price and the allocation of fair value to assets acquired and liabilities assumed as of the acquisition date, October 19, 2020. We subsequently made certain immaterial adjustments within the measurement period to the preliminary acquisition price allocation. See Note 5, Goodwill and Intangible Assets, for changes in identified intangible values and goodwill. Our purchase accounting remains open at March 27, 2021, subject to finalization of the fair value of consideration and certain deferred tax items. The estimated fair value of assets acquired, including goodwill and intangibles, and liabilities assumed is as follows (in thousands):

Amount
Cash and cash equivalents	$1,680
Accounts receivable	1,017
Inventory	3,047
Property, plant and equipment	669
Operating lease, right of use assets	2,554
Prepaid expenses and other current assets	599
Tangible assets acquired	9,566
Deferred revenue	(2,529)
Accounts payable and accrued liabilities	(1,268)
Operating lease liabilities	(2,554)
Deferred tax liabilities	(2,840)
Total tangible assets acquired and liabilities assumed	375
Intangible assets	11,520
Goodwill	6,665
Net Assets Acquired	$18,560

The intangible assets as of the closing date of the acquisition included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$7,500	10.0
Customer relationships	3,600	5.0
Order backlog	200	0.5
Trade names	220	5.0
Total intangible assets	$11,520	8.2

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

Developed technology acquired primarily consists of existing technology related to cryogenic probe stations, Adiabatic Demagnetization Refrigerator (“ADR”), and continuous ADR cryostats and similar tools, and technology related to other cryogenic applications. We valued the developed technology using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

The value of customer relationships represents the fair value of future projected revenues that will be derived from the sale of products to HPD's existing customers. We valued customer relationships using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the customers relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

Order backlog represents the value of future sales under existing contracts as of the acquisition date. Expected cash flow from order backlog was valued on a discounted direct cash flow basis, net of returns on contributory assets such as working capital, property and equipment, trade name and assembled workforce.

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

Our Condensed Consolidated Statements of Income include the financial results of Baldwin Park subsequent to the acquisition date of July 30, 2020. Revenue related to Baldwin Park since the acquisition date that was included in our Condensed Consolidated Statements of Income for fiscal 2020 was not material.

We estimated the acquisition price and the allocation of fair value to assets acquired and liabilities assumed as of the acquisition date, July 30, 2020. We subsequently made certain immaterial adjustments within the measurement period to the acquisition price allocation as a result of finalization of our valuation of identifiable assets and liabilities. See Note 5, Goodwill and Intangible Assets, for changes in identified intangible values and goodwill. In the current quarter ended March 27, 2021, we finalized our allocation of the assets acquired, including goodwill and intangibles, and liabilities assumed for the purchase as follows (in thousands):

Amount
Accounts receivable	$4,365
Inventory	2,727
Property, plant and equipment	9,053
Operating lease, right of use assets	519
Prepaid expenses and other current assets	56
Tangible assets acquired	16,720
Accounts payable and accrued liabilities	(743)
Operating lease liabilities	(519)
Total net tangible assets acquired and liabilities assumed	15,458
Intangible assets	13,600
Goodwill	5,942
Net assets acquired	$35,000

The intangible assets as of July 30, 2020 included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$8,800	10.0
Customer relationships	4,400	3.0
In-process research and development	400	N/A
Total intangible assets	$13,600	7.7

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

Developed technology acquired consists of existing technology related to 3D NAND Flash probe cards and the value expected to be derived from interconnect technology. We valued the developed technology related to 3D NAND Flash using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return. We valued the interconnect developed technology asset using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the interconnect capability in place on the acquisition date versus having no capability in place and needing to replicate or replace that capability. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

In-process research and development (“IPR&D”) acquired primarily consists of research and development projects that were in process at the time of acquisition related to technologies used in DRAM probe cards. Once these projects are complete they will be amortized over their useful life. We valued the IPR&D using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

The value of customer relationships represents the fair value of future projected revenues that will be derived from the sale of products to Baldwin Park's existing customers. We valued customer relationships using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the customers relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

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

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 28, 2019	$172,482	$26,714	$199,196
Addition - FRT GmbH Acquisition	—	975	975
Addition - Baldwin Park Acquisition	5,590	—	5,590
Addition - HPD Acquisition	—	4,654	4,654
Foreign currency translation	—	2,346	2,346
Goodwill, gross, as of December 26, 2020	178,072	34,689	212,761
Addition - Baldwin Park Acquisition	352		352
Addition - HPD Acquisition	—	2,011	2,011
Foreign currency translation	—	(906)	(906)
Goodwill, gross, as of March 27, 2021	$178,424	$35,794	$214,218

We have not recorded goodwill impairments for the three months ended March 27, 2021.

Intangible assets were as follows (in thousands):

	March 27, 2021			December 26, 2020
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technologies	$173,318	$142,344	$30,974	$176,265	$137,754	$38,511
Trade names	8,100	7,418	682	8,162	7,363	799
Customer relationships	51,557	34,899	16,658	52,488	33,378	19,110
Backlog	1,969	1,897	72	2,227	1,900	327
In-process research and development	400	—	400	400	—	400
	$235,344	$186,558	$48,786	$239,542	$180,395	$59,147

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Cost of revenues	$5,090	$5,750
Selling, general and administrative	1,715	1,513
	$6,805	$7,263

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$11,933
2022	9,591
2023	7,240
2024	4,625
2025	4,364
Thereafter	10,633
$48,386

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 27, 2021	December 26, 2020
Accrued compensation and benefits	$28,092	$33,110
Accrued income and other taxes	3,008	6,976
Accrued warranty	3,719	3,918
Employee stock purchase plan contributions withheld	2,109	4,240
Accrued contingent consideration	3,884	4,012
Other accrued expenses	2,656	3,086
	$43,468	$55,342

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 27, 2021 or the year ended December 26, 2020.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and term loans, net of unamortized issuance costs, approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 27, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$34,254	$—	$—	$34,254
Commercial paper	5,500	—	—	5,500
	39,754	—	—	39,754
Marketable securities:
U.S. treasuries	32,669	—	—	32,669
Certificates of deposit	—	1,212	—	1,212
U.S. agency securities	—	575	—	575
Corporate bonds	—	44,146	—	44,146
Commercial paper	—	15,491	—	15,491
	32,669	61,424	—	94,093
Foreign exchange derivative contracts (Designated)	—	144	—	144
Interest rate swap derivative contracts	—	745	—	745
Total assets	$72,423	$62,313	$—	$134,736
Liabilities:
Foreign exchange derivative contracts (Designated)	$—	$(100)	$—	$(100)
Interest rate swap derivative contracts	—	(113)	—	(113)
Contingent consideration	—	—	(3,884)	(3,884)
Total liabilities	$—	$(213)	$(3,884)	$(4,097)

December 26, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$43,019	$—	$—	$43,019
Marketable securities:
U.S. treasuries	40,726	—	—	40,726
Certificates of deposit	—	2,179	—	2,179
U.S. agency securities	—	575	—	575
Corporate bonds	—	24,330	—	24,330
	40,726	27,084	—	67,810
Foreign exchange derivative contracts	—	1,057	—	1,057
Interest rate swap derivative contracts	—	57	—	57
Total assets	$83,745	$28,198	$—	$111,943
Liabilities:
Interest rate swap derivative contracts	$—	$(87)	$—	$(87)
Contingent consideration	—	—	(4,012)	(4,012)
Total liabilities	$—	$(87)	$(4,012)	$(4,099)

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

Contingent Consideration
Contingent consideration, arising from the acquisition of FRT, is a cash amount equal to 1.5x EBIT as defined in the purchase agreement, up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration included estimating EBIT levels that we believed as of the acquisition date were likely to be achieved during the performance period and discounting at an appropriate discount rate. Contingent consideration as of March 27, 2021 was estimated to be $3.9 million, with the change from December 26, 2020 resulting from foreign currency translation.

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

The impact of the interest rate swaps on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Three Months Ended March 27, 2021	$624	Interest expense	$(38)	Interest expense	$—
Three Months Ended March 28, 2020	$(96)	Interest expense	$22	Interest expense	$—

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 27, 2021 will mature by the first quarter of fiscal 2022.

The following table provides information about our foreign currency forward contracts outstanding as of March 27, 2021 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(10,141)	$(12,025)
Euro Dollar	Sell	11,043	13,026
Japanese Yen	Buy	(1,971,765)	(17,977)
Korean Won	Sell	3,129,743	2,767
Taiwan Dollar	Sell	7,972	279
Total USD notional amount of outstanding foreign exchange contracts			$(13,930)

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The impact of foreign exchange derivative contracts not designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized on Derivatives	March 27, 2021	March 28, 2020
Foreign exchange forward contracts	Other income (expense), net	$1,288	$(115)

The impact of foreign exchange derivative contracts designated as cash flow hedges on our Condensed Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivative	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Three Months Ended March 27, 2021	$(526)	Cost of revenues	$250
		Research and development	30
		Selling, general and administrative	82
			$362

Three Months Ended March 28, 2020	$(3)	Cost of revenues	$(120)
		Research and development	(18)
		Selling, general and administrative	(43)
			$(181)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 27, 2021 or March 28, 2020.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Balance at beginning of period	$3,918	$1,942
Accruals	1,374	660
Settlements	(1,573)	(684)
Balance at end of period	$3,719	$1,918

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 27, 2021	December 26, 2020
Land	$4,751	$4,751
Machinery and equipment	233,357	226,185
Computer equipment and software	43,839	36,361
Furniture and fixtures	6,925	6,894
Leasehold improvements	80,011	79,144
Sub-total	368,883	353,335
Less: Accumulated depreciation and amortization	(298,865)	(294,468)
Net, property, plant and equipment	70,018	58,867
Construction-in-process	42,294	45,236
Total	$112,312	$104,103

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Program
On October 26, 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the three months ended March 27, 2021, we repurchased 136,402 shares of common stock for $5.7 million and, as of March 27, 2021, $44.3 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 26, 2020	2,840,922	$19.80
Awards granted	8,765	46.25
Awards vested	(67,635)	16.38
Awards forfeited	(11,140)	21.21
RSUs at March 27, 2021	2,770,912	19.96

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 27, 2021. PRSUs are included as part of the RSU activity above.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 26, 2020	106,000	$8.35
Options exercised	(50,000)	8.44
Outstanding at March 27, 2021	56,000	$8.28	0.92	$2,078,820
Vested and expected to vest at March 27, 2021	56,000	$8.28	0.92	$2,078,820
Exercisable at March 27, 2021	56,000	$8.28	0.92	$2,078,820

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
March 27, 2021
Shares issued	228,784
Weighted average per share purchase price	$22.14
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(18.73)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Cost of revenues	$1,335	$937
Research and development	1,689	1,439
Selling, general and administrative	4,053	3,247
Total stock-based compensation	$7,077	$5,623

Unrecognized Compensation Costs
At March 27, 2021, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$27,429	2.03
Performance restricted stock units	7,719	1.93
Employee stock purchase plan	973	0.86
Total unrecognized stock-based compensation expense	$36,121	1.99

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Weighted-average shares used in computing basic net income per share	77,598	76,005
Add potentially dilutive securities	2,390	2,505
Weighted-average shares used in computing diluted net income per share	79,988	78,510

Securities not included as they would have been antidilutive	3	9

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of March 27, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 27, 2021, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 8 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 4 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 6 years as of March 27, 2021 and the weighted-average discount rate was 3.85%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Lease expense:
Operating lease expense	$2,123	$1,924
Short-term lease expense	37	40
Variable lease expense	537	383
	$2,697	$2,347

Future minimum payments under our non-cancelable operating leases were as follows as of March 27, 2021 (in thousands):

Fiscal Year	Amount
Remainder of 2021	$6,747
2022	8,040
2023	6,710
2024	6,297
2025	7,814
Thereafter	14,416
Total minimum lease payments	50,024
Less: interest	(8,982)
Present value of net minimum lease payments	41,042
Less: current portion	(7,557)
Total long-term operating lease liabilities	$33,485

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On March 27, 2021, we had $6.3 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 74.5% of our remaining performance obligations as revenue in the remainder of fiscal 2021, approximately 16.6% in fiscal 2022, and approximately 8.9% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 27, 2021 and December 26, 2020 were $4.8 million and $3.7 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 27, 2021 and December 26, 2020 were $19.9 million and $22.2 million, respectively. During the three months ended March 27, 2021, we recognized $9.3 million of revenue, that was included in contract liabilities as of December 26, 2020.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense, as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 15, Operating Segments and Enterprise-Wide Information, for further details.

Note 15 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	March 27, 2021				March 28, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$158,898	$27,738	$—	$186,636	$134,715	$26,038	$—	$160,753
Gross profit	$70,315	$13,599	$(7,208)	$76,706	$60,743	$13,334	$(6,687)	$67,390
Gross margin	44.3%	49.0%	—%	41.1%	45.1%	51.2%	—%	41.9%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions and share-based compensation, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 27, 2021			March 28, 2020
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$113,410	$—	$113,410	$105,745	$—	$105,745
DRAM	33,898	—	33,898	24,696	—	24,696
Flash	11,590	—	11,590	4,274	—	4,274
Systems	—	27,738	27,738	—	26,038	26,038
Total	$158,898	$27,738	$186,636	$134,715	$26,038	$160,753
Timing of revenue recognition:
Products transferred at a point in time	$158,476	$24,671	$183,147	$134,069	$24,858	$158,927
Products and services transferred over time	422	3,067	3,489	646	1,180	1,826
Total	$158,898	$27,738	$186,636	$134,715	$26,038	$160,753
Geographical region:
Taiwan	$44,734	$846	$45,580	$30,439	$1,341	$31,780
China	37,831	4,794	42,625	37,280	6,362	43,642
United States	21,308	8,178	29,486	25,611	6,305	31,916
Asia-Pacific[1]	27,878	1,080	28,958	4,455	3,408	7,863
South Korea	18,001	1,084	19,085	13,692	396	14,088
Europe	2,833	7,166	9,999	16,210	4,833	21,043
Japan	5,249	4,072	9,321	5,535	2,835	8,370
Rest of the world	1,064	518	1,582	1,493	558	2,051
Total	$158,898	$27,738	$186,636	$134,715	$26,038	$160,753

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, uncertainties related to COVID-19 and the impact of our responses to it, the interpretation and impacts of changes in export controls and other trade barriers, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 26, 2020 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $19.6 million in the first three months of fiscal 2021 as compared to $15.9 million in the first three months of fiscal 2020. The increase in net income was primarily due to increased revenues, partially offset by higher operating expenses.

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

While to date the disruptions in our operations, supply chain and customer demand as a result of the COVID-19 pandemic have been somewhat limited, we believe that the COVID-19 pandemic represents a sustained threat that may give rise to a variety of more significant adverse impacts on our business and financial results. For a further description of the uncertainties and business risks associated with the COVID-19 pandemic, see the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2020.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 27, 2021, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 26, 2020, which was filed with the Securities and Exchange Commission on February 22, 2021.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 27, 2021	March 28, 2020
Revenues	100.0%	100.0%
Cost of revenues	58.9	58.1
Gross profit	41.1	41.9
Operating expenses:
Research and development	12.9	13.2
Selling, general and administrative	16.1	17.2
Total operating expenses	29.0	30.4
Operating income	12.1	11.5
Interest income	0.1	0.4
Interest expense	(0.1)	(0.2)
Other income (expense), net	0.1	(0.1)
Income before income taxes	12.2	11.6
Provision for income taxes	1.7	1.8
Net income	10.5%	9.8%

Revenues by Segment and Market

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In thousands)
Probe Cards	$158,898	$134,715
Systems	27,738	26,038
	$186,636	$160,753

	Three Months Ended
	March 27, 2021	% of Revenues	March 28, 2020	% of Revenues	$ Change	% Change
	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$113,410	60.7%	$105,745	65.8%	$7,665	7.2%
DRAM	33,898	18.2	24,696	15.4	9,202	37.3
Flash	11,590	6.2	4,274	2.7	7,316	171.2
Systems Market:
Systems	27,738	14.9	26,038	16.1	1,700	6.5
Total revenues	$186,636	100.0%	$160,753	100.0%	$25,883	16.1%

The increase in Foundry & Logic product revenue for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, was driven principally by increased unit sales to large semiconductor foundries and integrated device manufacturers, demonstrating success in diversifying across our strategic accounts. Additionally, sales have increased due to the demand for components and chipsets for 5G handsets, work and study from home infrastructure spending, and adoption of advanced packaging architectures like heterogeneous integration and high-bandwidth memory (“HBM”).

The relative increase in DRAM product revenue for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, was driven by a decreased customer demand for the three months ended March 28, 2020 as a result of the absorption of large purchases in fiscal 2019, that did not recur in the three months ended March 27, 2021.

The increase in Flash product revenue for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, was driven by increased sales as a result of increased customer demand for our legacy products and increased sales resulting from the acquisition of Baldwin Park. Our revenue in this market continues to be highly variable.

The increase in Systems product revenue for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, was driven by increased sales of cryogenic systems due to the acquisition of High Precision Devices, Inc. (“HPD”) and increased sales of thermal sub-systems, partially offset by lower 300mm station sales.

Due to COVID-19, there were various impacts across our segments due to governmental mandates of social distancing. This resulted in a temporary factory shutdown for almost two weeks during our first fiscal quarter of 2020 in certain locations, limiting our manufacturing capacity. We believe these shutdowns negatively affected revenue and impacted our ability to maintain typical lead times, especially in our Probes segment. The plant shutdowns we experienced in the first fiscal quarter of 2020 did not recur in the first fiscal quarter of 2021, which presumably drove some of the increased sales in the first fiscal quarter of 2021 over the first fiscal quarter of 2020, particularly in the Probe Cards segment where the plant shutdowns in 2020 were longer in duration than the shutdowns for the Systems segment.

Revenues by Geographic Region

	Three Months Ended
	March 27, 2021	% of Revenue	March 28, 2020	% of Revenue
	(Dollars in thousands)
Taiwan	$45,580	24.4%	$31,780	19.8%
China	42,625	22.8%	43,642	27.1%
United States	29,486	15.8%	31,916	19.9%
Asia-Pacific[1]	28,958	15.5%	7,863	4.9%
South Korea	19,085	10.2%	14,088	8.8%
Europe	9,999	5.4%	21,043	13.1%
Japan	9,321	5.0%	8,370	5.2%
Rest of the world	1,582	0.9%	2,051	1.2%
Total revenues	$186,636	100.0%	$160,753	100.0%

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

Changes in revenue by geographic region for the three months ended March 27, 2021, compared to the three months ended March 28, 2020, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020	$ Change	% Change
Gross profit	$76,706	$67,390	$9,316	13.8%
Gross margin	41.1%	41.9%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 27, 2021				March 28, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$70,315	$13,599	$(7,208)	$76,706	$60,743	$13,334	$(6,687)	$67,390
Gross margin	44.3%	49.0%	—%	41.1%	45.1%	51.2%	—%	41.9%

Probe Cards
For the three months ended March 27, 2021, gross profit and gross margins decreased compared to the three months ended March 28, 2020, primarily due to less favorable absorption of costs from the mix of volumes through production sites and due to product mix on a less favorable mix of higher gross margin Foundry & Logic probe card sales combined with higher sales of lower gross margin Flash probe cards.

Systems
For the three months ended March 27, 2021, gross margins decreased compared to the three months ended March 28, 2020, primarily as a result of less favorable product mix, largely related to lower sales of stations and related accessories at somewhat reduced gross margins on the lower volumes, partially offset by higher gross margins on higher sales of thermal sub-systems and additional contribution from HPD, which was acquired in the fourth fiscal quarter of 2020.

Corporate and Other
Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended March 27, 2021, compared to the three months ended March 28, 2020, gross profit and gross margins have decreased, primarily on product mix.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock-based compensation	$1,335	$937

Research and Development

	Three Months Ended
	March 27, 2021	March 28, 2020	$ Change	% Change
	(Dollars in thousands)
Research and development	$24,046	$21,267	$2,779	13.1%
% of revenues	12.9%	13.2%

The increase in research and development expenses in the three months ended March 27, 2021 when compared to the corresponding period in the prior year was primarily driven by increased headcount, increased facilities costs in other general operations, higher project material costs, higher stock-based compensation and higher depreciation expense. These increases are primarily related to our recent acquisitions of Baldwin Park and HPD.

A detail of the changes is as follows (in thousands):

Three Months Ended March 27, 2021 compared to Three Months Ended March 27, 2020
Employee compensation costs	$1,436
Project material costs	304
Stock-based compensation	250
Depreciation	114
Other general operations	675
$2,779

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock-based compensation	$1,689	$1,439

Selling, General and Administrative

	Three Months Ended
	March 27, 2021	March 28, 2020	$ Change	% Change
	(Dollars in thousands)
Selling, general and administrative	$30,015	$27,693	$2,322	8.4%
% of revenues	16.1%	17.2%

The increase in selling, general and administrative in the three months ended March 27, 2021 when compared to the corresponding period in the prior year was primarily due to an increase in headcount, higher stock-based compensation, and increase in amortization of intangibles. These increases are primarily related to the acquisitions of Baldwin Park and HPD, partially offset by decreased travel due to travel restrictions.

A detail of the changes is as follows (in thousands):

Three Months Ended March 27, 2021 compared to Three Months Ended March 27, 2020
Employee compensation	$2,072
Stock-based compensation	806
Amortization of intangibles	202
Travel related costs	(598)
Consulting fees	(178)
General operating expenses	18
$2,322

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 27, 2021	March 28, 2020
Stock-based compensation	$4,053	$3,247

Interest Income and Interest Expense

	Three Months Ended
	March 27, 2021	March 28, 2020
	(Dollars in thousands)
Interest Income	$194	$685
Weighted average balance of cash and investments	$266,209	$210,791
Weighted average yield on cash and investments	0.38%	1.68%

Interest Expense	$180	$318
Average debt outstanding	$32,263	$42,854
Weighted average interest rate on debt	1.62%	2.50%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three months ended March 27, 2021 compared with the corresponding period of the prior year was attributable to lower investment yields due to the low interest rate environment despite higher invested balances.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The decrease in interest expense for the three months ended March 27, 2021 compared to the same period of the prior year was primarily due to lower outstanding debt balances due to the pay-off of the CMI Term Loan on June 30, 2020, partially offset by the Building Term Loan that originated in the second quarter of 2020. Interest expense was also lower due to lower average interest rates on the outstanding debt.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In thousands, except percentages)
Provision for income taxes	$3,206	$2,816
Effective tax rate	14.0%	15.1%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income (“FDII”) deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in ASC 718 stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. We have utilized our previous net operating loss carryforwards, and expect the FDII deduction and corresponding benefit to be available, resulting in a decrease from the U.S. statutory rate and included in our worldwide effective tax rate for the year ending December 25, 2021.

Liquidity and Capital Resources

Capital Resources
Our working capital was $351.5 million at March 27, 2021, compared to $332.5 million at December 26, 2020.

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

Our cash, cash equivalents and marketable securities totaled approximately $267.7 million at March 27, 2021, compared to $255.0 million at December 26, 2020. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 27, 2021	March 28, 2020
	(In thousands)
Net cash provided by operating activities	$32,356	$39,339
Net cash used in investing activities	(39,922)	(5,442)
Net cash used in financing activities	$(3,768)	$(9,071)

Operating Activities
Net cash provided by operating activities for the three months ended March 27, 2021 was primarily attributable to net income of $19.6 million and net non-cash expenses of $27.4 million, further impacted by changes in operating assets and liabilities, as explained below.

Accounts receivable, net, decreased $4.1 million to $103.5 million at March 27, 2021, compared to $107.6 million at December 26, 2020, as a result of lower revenue for the three months ended March 27, 2021, compared to the revenue for the three months ended December 26, 2020.

Inventories, net, increased $5.5 million to $104.7 million at March 27, 2021, compared to $99.2 million at December 26, 2020, as a result of anticipated projected customer demand.

Accounts payable increased $5.7 million to $67.7 million at March 27, 2021, compared to $62.0 million at December 26, 2020, as a result of timing of payments to vendors. Accrued liabilities decreased $11.8 million to $43.5 million at March 27, 2021, compared to $55.3 million at December 26, 2020, as a result of timing of payments for accrued taxes payable, a decrease in accrued variable compensation, decrease in employee compensation accrual, and decrease in employee stock purchase plan accrual from the issuance of common stock to employees under our employee stock purchase plan.

Investing Activities
Net cash used in investing activities for the three months ended March 27, 2021 was primarily related to $13.5 million of acquisition of property, plant and equipment and $26.5 million of net cash used to purchase marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 27, 2021 primarily related to $2.4 million of principal payments made towards the repayment of our term loans, $1.1 million related to tax withholding associated with the net share settlements of our equity awards, and $5.7 million used to purchase common stock under our stock repurchase program, partially offset by $5.5 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

Debt

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”), to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75% per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at March 27, 2021 was 1.21%. As of March 27, 2021, the balance outstanding pursuant to the FRT term loan was $14.4 million.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 27, 2021 was 1.87%. As of March 27, 2021, the balance outstanding pursuant to the Building Term Loan was $17.3 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap also includes a 0% floor that is effective for one year from the date of the swap. As of March 27, 2021, the notional amount of the loan that is subject to this interest rate swap is $17.3 million.

Stock Repurchase Program

In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the three months ended March 27, 2021, we repurchased 136,402 shares of common stock for $5.7 million and, as of March 27, 2021, $44.3 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of March 27, 2021:

	Payments Due In Fiscal Year
	Remainder 2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$6,747	$8,040	$6,710	$6,297	$7,814	$14,416	$50,024
Term loans - principal payments	6,949	9,276	1,050	1,080	1,111	12,258	31,724
Term loans - interest payments (1)	360	373	290	271	248	1,185	2,727
Total	$14,056	$17,689	$8,050	$7,648	$9,173	$27,859	$84,475

(1) Represents our minimum interest payment commitments at 1.87% per annum for the Building Term Loan and 1.21% per annum for the FRT Term Loan. This also excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 27, 2021, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and New Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 26, 2020. Our exposure to market risk has not changed materially since December 26, 2020.

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

We implemented an enterprise resource planning (“ERP”) system in January 2021 that supports our operations and financial reporting for two of our factories located in Beaverton, Oregon and Theindorf, Germany, in a next step to unify our worldwide ERP system. This significantly impacted our business and financial transaction and reporting processes for these locations. We are taking steps to monitor and maintain appropriate internal control over financial reporting and will continue to evaluate these controls for effectiveness.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 27, 2021 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2020. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 26, 2020 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended March 27, 2021:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 27, 2020 - January 23, 2021	—	$—	—	$50,000,000
January 24, 2021 - February 20, 2021	—	$—	—	$50,000,000
February 21, 2021 - March 27, 2021	136,402	$42.07	136,402	$44,261,568
	136,402	42.07	136,402

1 In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time. The share repurchase program will expire on October 28, 2022.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2021, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 4, 2021	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)