Form 10-Q
period 2021-09-25
FORMFACTOR INC
filed 2021-11-02
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2021
Or
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

As of October 28, 2021, 78,207,417 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 25, 2021	December 26, 2020
ASSETS
Current assets:
Cash and cash equivalents	$153,781	$187,225
Marketable securities	110,898	67,810
Accounts receivable, net of allowance for doubtful accounts of $214 and $248	105,807	107,603
Inventories, net	115,104	99,229
Restricted cash	2,019	1,904
Prepaid expenses and other current assets	18,892	23,303
Total current assets	506,501	487,074
Restricted cash	1,674	1,969
Operating lease, right-of-use-assets	36,669	30,756
Property, plant and equipment, net of accumulated depreciation	140,098	104,103
Goodwill	213,293	212,761
Intangibles, net	39,195	59,147
Deferred tax assets	67,231	66,242
Other assets	1,930	1,165
Total assets	$1,006,591	$963,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,925	$62,045
Accrued liabilities	54,625	55,342
Current portion of term loans, net of unamortized issuance costs	9,213	9,516
Deferred revenue	23,275	20,964
Operating lease liabilities	7,962	6,704
Total current liabilities	160,000	154,571
Term loans, less current portion, net of unamortized issuance costs	17,742	24,978
Deferred tax liabilities	4,264	5,346
Long-term operating lease liabilities	32,401	27,996
Other liabilities	5,794	6,242
Total liabilities	220,201	219,133

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 78,207,219 and 77,437,997 shares issued and outstanding	78	78
Additional paid-in capital	892,303	903,838
Accumulated other comprehensive income	1,700	5,886
Accumulated deficit	(107,691)	(165,718)
Total stockholders’ equity	786,390	744,084
Total liabilities and stockholders’ equity	$1,006,591	$963,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenues	$189,964	$177,996	$564,676	$496,573
Cost of revenues	109,745	101,247	331,468	286,267
Gross profit	80,219	76,749	233,208	210,306
Operating expenses:
Research and development	26,026	22,878	75,526	65,064
Selling, general and administrative	30,940	31,834	91,434	82,282
Total operating expenses	56,966	54,712	166,960	147,346
Operating income	23,253	22,037	66,248	62,960
Interest income	121	249	463	1,310
Interest expense	(151)	(193)	(447)	(682)
Other expense, net	58	299	36	141
Income before income taxes	23,281	22,392	66,300	63,729
Provision (benefit) for income taxes	2,784	(499)	8,273	4,479
Net income	$20,497	$22,891	$58,027	$59,250
Net income per share:
Basic	$0.26	$0.30	$0.75	$0.78
Diluted	$0.26	$0.29	$0.73	$0.75
Weighted-average number of shares used in per share calculations:
Basic	77,869	77,029	77,643	76,436
Diluted	79,029	78,809	79,190	78,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$20,497	$22,891	$58,027	$59,250
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(1,511)	1,867	(3,258)	2,231
Unrealized gains (losses) on available-for-sale marketable securities	(62)	(148)	(290)	349
Unrealized gains (losses) on derivative instruments	(323)	302	(638)	558
Other comprehensive income (loss), net of tax	(1,896)	2,021	(4,186)	3,138
Comprehensive income	$18,601	$24,912	$53,841	$62,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Nine Months Ended September 25, 2021
Balances, December 26, 2020	77,437,997	$78	$903,838	$5,886	$(165,718)	$744,084
Issuance of common stock under the Employee Stock Purchase Plan	378,584	—	9,809	—	—	9,809
Issuance of common stock pursuant to exercise of options	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	910,838	1	(19,602)	—	—	(19,601)
Purchase and retirement of common stock through repurchase program	(620,200)	(1)	(23,950)	—	—	(23,951)
Stock-based compensation	—	—	21,364	—	—	21,364
Other comprehensive loss	—	—	—	(4,186)	—	(4,186)
Net income	—	—	—	—	58,027	58,027
Balances, September 25, 2021	78,207,219	$78	$892,303	$1,700	$(107,691)	$786,390

	Three Months Ended September 25, 2021
Balances, June 26, 2021	77,454,800	$77	$894,062	$3,596	$(128,188)	$769,547
Issuance of common stock under the Employee Stock Purchase Plan	149,800	—	4,744	—	—	4,744
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	602,619	1	(14,341)	—	—	(14,340)
Stock-based compensation	—	—	7,838	—	—	7,838
Other comprehensive loss	—	—	—	(1,896)	—	(1,896)
Net income	—	—	—	—	20,497	20,497
Balances, September 25, 2021	78,207,219	$78	$892,303	$1,700	$(107,691)	$786,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Nine Months Ended September 26, 2020
Balances, December 28, 2019	75,764,990	$76	$885,821	$(659)	$(244,241)	$640,997
Issuance of common stock under the Employee Stock Purchase Plan	485,566	—	7,875	—	—	7,875
Issuance of common stock pursuant to exercise of options	205,769	1	1,712	—	—	1,713
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	927,169	1	(15,383)	—	—	(15,382)
Stock-based compensation	—	—	16,551	—	—	16,551
Other comprehensive income	—	—	—	3,138	—	3,138
Net income	—	—	—	—	59,250	59,250
Balances, September 26, 2020	77,383,494	$78	$896,576	$2,479	$(184,991)	$714,142

	Three Months Ended September 26, 2020
Balances, June 27, 2020	76,501,459	$77	$898,069	$458	$(207,882)	$690,722
Issuance of common stock under the Employee Stock Purchase Plan	173,975	—	3,809	—	—	3,809
Issuance of common stock pursuant to exercise of options	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	608,060	1	(11,583)	—	—	(11,582)
Stock-based compensation	—	—	5,437	—	—	5,437
Other comprehensive income	—	—	—	2,021	—	2,021
Net income	—	—	—	—	22,891	22,891
Balances, September 26, 2020	77,383,494	$78	$896,576	$2,479	$(184,991)	$714,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$58,027	$59,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,256	14,491
Amortization	16,362	20,249
Reduction in the carrying amount of right-of-use assets	5,412	4,294
Stock-based compensation expense	21,585	16,774
Provision for excess and obsolete inventories	11,621	9,763
Non-cash restructuring charges	1,592	—
Gain on contingent consideration	(95)	(3,771)
Other adjustments to reconcile net income to net cash provided by operating activities	1,627	(977)
Changes in assets and liabilities:
Accounts receivable	1,157	5,712
Inventories	(30,335)	(18,566)
Prepaid expenses and other current assets	3,631	(5,619)
Other assets	(333)	219
Accounts payable	1,488	18,054
Accrued liabilities	(6,951)	4,754
Other liabilities	47	272
Deferred revenues	2,000	3,806
Operating lease liabilities	(5,654)	(4,496)
Net cash provided by operating activities	100,437	124,209
Cash flows from investing activities:
Acquisition of property, plant and equipment	(51,353)	(41,887)
Acquisition of business, net of cash acquired	—	(34,999)
Proceeds from sale of a subsidiary	—	82
Purchases of marketable securities	(114,898)	(29,721)
Proceeds from maturities and sales of marketable securities	71,275	50,330
Net cash used in investing activities	(94,976)	(56,195)
Cash flows from financing activities:
Proceeds from issuances of common stock	10,647	9,588
Purchase of common stock through stock repurchase program	(23,951)	—
Tax withholdings related to net share settlements of equity awards	(12,643)	(15,382)
Payment of contingent consideration	(3,873)	—
Proceeds from term loan	—	18,000
Principal repayments on term loans	(7,049)	(41,098)
Payment of term loan debt issuance costs	—	(78)
Net cash used in financing activities	(36,869)	(28,970)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,216)	1,262
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,624)	40,306
Cash, cash equivalents and restricted cash, beginning of period	191,098	147,937
Cash, cash equivalents and restricted cash, end of period	$157,474	$188,243

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 25, 2021	September 26, 2020
Non-cash investing and financing activities:
Increase in accounts payable and accrued liabilities related to property, plant and equipment purchases	$4,684	$3,041
Increase in accrued liabilities related to tax withholdings related to net share settlements of equity awards	6,952	—
Operating lease, right-of-use assets obtained in exchange for lease obligations	11,699	1,549

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6,795	$7,475
Cash paid for interest	496	683
Operating cash outflows from operating leases	6,420	5,566

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$153,781	$185,368
Restricted cash, current	2,019	1,477
Restricted cash, non-current	1,674	1,398
Total cash, cash equivalents and restricted cash	$157,474	$188,243

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2021 and 2020 each contain 52 weeks and the nine months ended September 25, 2021 and September 26, 2020 each contained 39 weeks. Fiscal 2021 will end on December 25, 2021.

Significant Accounting Policies
Our significant accounting policies have not changed during the nine months ended September 25, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

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

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Intel Corporation	20.8%	25.6%	21.7%	32.4%
Samsung Electronics., LTD.	12.9%	10.6%	10.5%	*
Taiwan Semiconductor Manufacturing Co., LTD.	*	10.6%	*	*
Micron Technology, Inc.	*	10.1%	*	*
	33.7%	56.9%	32.2%	32.4%
*Represents less than 10% of total revenues.

At September 25, 2021, one customer accounted for 19.3% of gross accounts receivable. At December 26, 2020, two customers accounted for 15.3% and 13.7% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 25, 2021	December 26, 2020
Raw materials	$55,352	$48,122
Work-in-progress	41,638	30,806
Finished goods	18,114	20,301
	$115,104	$99,229

Note 4 — Acquisitions

High Precision Devices, Inc. Acquisition
On October 19, 2020, we acquired HPD for total consideration of $16.9 million, net of cash acquired of $1.7 million, which included an adjustment for changes in working capital. The acquisition was accounted for using the acquisition method of accounting. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values, including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The fair values assigned to the assets acquired and liabilities assumed were based on management’s assumptions as of the acquisition date. We subsequently made certain immaterial adjustments within the measurement period to the acquisition price allocation as a result of finalization of our valuation of identifiable assets and liabilities. See Note 5, Goodwill and Intangible Assets, for the changes in identified intangible values and goodwill. The final allocation of the assets acquired, including goodwill and intangibles, and liabilities assumed for the purchase is as follows (in thousands):

Amount
Cash and cash equivalents	$1,680
Accounts receivable	1,017
Inventories	3,047
Property, plant and equipment	669
Operating lease, right of use assets	2,554
Prepaid expenses and other current assets	916
Tangible assets acquired	9,883
Deferred revenue	(2,529)
Accounts payable and accrued liabilities	(1,268)
Operating lease liabilities	(2,554)
Deferred tax liabilities	(2,400)
Total tangible assets acquired and liabilities assumed	1,132
Intangible assets	11,520
Goodwill	5,908
Net Assets Acquired	$18,560

The intangible assets as of the acquisition included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$7,500	10.0
Customer relationships	3,600	5.0
Order backlog	200	0.5
Trade names	220	5.0
Total intangible assets	$11,520	8.2

Baldwin Park Acquisition
On July 30, 2020, we acquired the probe card assets of Advantest Corporation for total consideration of $35.0 million. The acquisition was accounted for using the acquisition method of accounting. The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets. The fair values assigned to assets acquired and liabilities assumed were based on management's assumptions as of the acquisition date. We subsequently made certain immaterial adjustments within the measurement period to the acquisition price allocation as a result of finalization of our valuation of identifiable assets and liabilities. See Note 5, Goodwill and Intangible Assets, for the changes in identified intangible values and goodwill. The final allocation of the assets acquired, including goodwill and intangibles, and liabilities assumed for the purchase as follows (in thousands):

Amount
Accounts receivable	$4,365
Inventories	2,727
Property, plant and equipment	9,053
Operating lease, right of use assets	519
Prepaid expenses and other current assets	56
Tangible assets acquired	16,720
Accounts payable and accrued liabilities	(743)
Operating lease liabilities	(519)
Total tangible assets acquired and liabilities assumed	15,458
Intangible assets	13,600
Goodwill	5,942
Net assets acquired	$35,000

The intangible assets as of the acquisition date included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$8,800	10.0
Customer relationships	4,400	3.0
In-process research and development	400	N/A
Total intangible assets	$13,600	7.7

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, gross, as of December 28, 2019	$172,482	$26,714	$199,196
Addition - FRT GmbH Acquisition	—	975	975
Addition - Baldwin Park Acquisition	5,590	—	5,590
Addition - HPD Acquisition	—	4,654	4,654
Foreign currency translation	—	2,346	2,346
Goodwill, gross, as of December 26, 2020	178,072	34,689	212,761
Addition - Baldwin Park Acquisition	352	—	352
Addition - HPD Acquisition	—	1,254	1,254
Foreign currency translation	—	(1,074)	(1,074)
Goodwill, gross, as of September 25, 2021	$178,424	$34,869	$213,293

We have not recorded goodwill impairments for the nine months ended September 25, 2021.

Intangible assets were as follows (in thousands):

	September 25, 2021			December 26, 2020
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Developed technologies	$173,160	$148,518	$24,642	$176,265	$137,754	$38,511
Customer relationships	51,514	37,885	13,629	52,488	33,378	19,110
Trade names	8,110	7,586	524	8,162	7,363	799
Order backlog	1,958	1,958	—	2,227	1,900	327
In-process research and development	400	—	400	400	—	400
	$235,142	$195,947	$39,195	$239,542	$180,395	$59,147

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of revenues	$858	$4,985	$11,453	$15,661
Selling, general and administrative	1,604	1,547	4,909	4,588
	$2,462	$6,532	$16,362	$20,249

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$2,401
2022	9,592
2023	7,224
2024	4,611
2025	4,351
Thereafter	10,616
$38,795

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 25, 2021	December 26, 2020
Accrued compensation and benefits	$37,913	$33,110
Accrued income and other taxes	5,466	6,976
Accrued warranty	2,803	3,918
Employee stock purchase plan contributions withheld	1,924	4,240
Accrued contingent consideration	—	4,012
Accrued restructuring charges	3,675	—
Other accrued expenses	2,844	3,086
	$54,625	$55,342

Note 7 — Restructuring Charges

On September 25, 2021, we adopted restructuring plans to improve our business effectiveness and streamline our operations by consolidating certain manufacturing facilities for both the Probe Cards segment and the Systems segment. This includes plans to consolidate or relocate certain leased locations in the United States to other locations in the United States, Germany and Asia. As a result of these changes to certain work locations, we have incurred, and expect to incur, personnel related costs to sever, relocate, or retain select employees. Additionally, we are undertaking actions to adjust capacity for certain product offerings. As a result of these adjustments, contract termination costs include charges to satisfy contract obligations. The liability was recognized using our best estimate and it is reasonably possible that the final amount will differ from the amount estimated in the near term. We expect the actions defined under these plans will be largely completed by the end of December 2022, except facilities charges which may extend beyond that time.

This plan is expected to result in FormFactor recording restructuring and other charges in the aggregate amount of approximately $8.0 million to $10.5 million, estimated to be comprised primarily of $1.0 million to $2.0 million of severance and employee-related costs, $3.5 million to 4.5 million in contract and lease termination costs, $1.0 million to $1.5 million in inventory impairments, and $2.0 million to $2.5 million of cost related to impairment of leasehold improvements, facility exits, and other costs. Approximately $5.0 million to $6.0 million and $3.0 million to $4.5 million is expected within the Probe Cards segment and Systems segment, respectively.

Restructuring charges by reportable segment included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 25, 2021			September 25, 2021
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$4,070	$252	$4,322	$4,070	$420	$4,490
Research and development	—	289	289	—	694	694
Selling, general and administrative	—	22	22	—	83	83
	$4,070	$563	$4,633	$4,070	$1,197	$5,267

Changes to the restructuring accrual in the nine months ended September 25, 2021 were as follows (in thousands):

	Employee Severance and Benefits	Inventory Impairments	Property and Equipment Impairments	Contract Termination Costs	Total
December 26, 2020	$—	$—	$—	$—	$—
Restructuring charges	875	1,322	270	2,800	5,267
Non-cash settlement	—	(1,322)	(270)	—	(1,592)
September 25, 2021	$875	$—	$—	$2,800	$3,675

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three and nine months ended September 25, 2021 or the year ended December 26, 2020.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and term loans, net of unamortized issuance costs, approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of fiscal 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 25, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$12,621	$—	$—	$12,621
U.S. treasuries	5,300	—	—	5,300
	17,921	—	—	17,921
Marketable securities:
U.S. treasuries	37,135	—	—	37,135
Certificates of deposit	—	723	—	723
U.S. agency securities	—	575	—	575
Corporate bonds	—	27,336	—	27,336
Commercial paper	—	45,129	—	45,129
	37,135	73,763	—	110,898
Interest rate swap derivative contracts	—	548	—	548
Total assets	$55,056	$74,311	$—	$129,367
Liabilities:
Foreign exchange derivative contracts (Designated)	$—	$(258)	$—	$(258)
Interest rate swap derivative contracts	—	(100)	—	(100)
Total liabilities	$—	$(358)	$—	$(358)

December 26, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$43,019	$—	$—	$43,019
Marketable securities:
U.S. treasuries	40,726	—	—	40,726
Certificates of deposit	—	2,179	—	2,179
U.S. agency securities	—	575	—	575
Corporate bonds	—	24,330	—	24,330
	40,726	27,084	—	67,810
Foreign exchange derivative contracts	—	1,057	—	1,057
Interest rate swap derivative contracts	—	57	—	57
Total assets	$83,745	$28,198	$—	$111,943
Liabilities:
Interest rate swap derivative contracts	$—	$(87)	$—	$(87)
Contingent consideration	—	—	(4,012)	(4,012)
Total liabilities	$—	$(87)	$(4,012)	$(4,099)

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

Contingent Consideration
Contingent consideration, arising from the acquisition of FRT GmbH, was a cash amount equal to 1.5x EBIT as defined in the purchase agreement, up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration included estimating EBIT levels that we believed as of the acquisition date were likely to be achieved during the performance period and discounting at an appropriate discount rate. We settled our contingent consideration in the second quarter of fiscal 2021 for $3.9 million, resulting in a $0.1 million credit to Selling, general and administrative expense with the remaining change from December 26, 2020 resulting from foreign currency translation.

Interest Rate Swaps
The fair value of our interest rate swap contracts is determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contracts qualify for, and are designated as, cash flow hedges. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts are recorded within Accrued liabilities and Other assets in our Condensed Consolidated Balance Sheets.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 25, 2021 will mature by the third quarter of fiscal 2022.

The following table provides information about our foreign currency forward contracts outstanding as of September 25, 2021 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(11,900)	$(14,245)
Euro Dollar	Sell	2,520	2,953
Japanese Yen	Sell	1,992,865	17,994
Korean Won	Buy	(2,513,139)	(2,138)
Taiwan Dollar	Sell	7,440	269
Total USD notional amount of outstanding foreign exchange contracts			$4,833

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, and Note 7, Restructuring, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 25, 2021 or September 26, 2020.

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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 25, 2021	September 26, 2020
Balance at beginning of period	$3,918	$1,942
Accruals	4,688	2,771
Settlements	(5,803)	(2,838)
Balance at end of period	$2,803	$1,875

Note 10 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 25, 2021	December 26, 2020
Land	$4,751	$4,751
Machinery and equipment	243,729	226,185
Computer equipment and software	44,241	36,361
Furniture and fixtures	6,930	6,894
Leasehold improvements	82,072	79,144
Sub-total	381,723	353,335
Less: Accumulated depreciation and amortization	(309,592)	(294,468)
Net, property, plant and equipment	72,131	58,867
Construction-in-process	67,967	45,236
Total	$140,098	$104,103

Note 11 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Program
On October 26, 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the nine months ended September 25, 2021, we repurchased and retired 620,200 shares of common stock for $24.0 million and, as of September 25, 2021, $26.0 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 26, 2020	2,840,922	$19.80
Awards granted	1,030,085	36.09
Awards vested	(1,457,554)	16.95
Awards forfeited	(38,128)	23.82
RSUs at September 25, 2021	2,375,325	28.55

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria.

On August 2, 2021, we granted 197,128 PRSUs to certain senior executives for a total grant date fair value of $8.6 million, which will be recognized ratably over the requisite service period. The performance criteria are based on Total Shareholder Returns ("TSR") for the period of July 1, 2021 - June 30, 2024, relative to the TSR of the companies identified as being part of the S&P semiconductor Select Industry Index (FormFactor peer companies) as of the grant date.

All 318,100 PRSUs granted in fiscal 2018 vested during the nine months ended September 25, 2021. These shares achieved TSR performance that resulted in an additional 124,600 shares issued during the nine months ended September 25, 2021 related to the 2018 PRSU grant.

There were no other PRSUs granted during the nine months ended September 25, 2021. PRSUs are included as part of the RSU activity above.

Stock Options
Stock option activity under our equity incentive plan was as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in thousands)
Outstanding at December 26, 2020	106,000	$8.35
Options exercised	(100,000)	8.44
Outstanding at September 25, 2021	6,000	$6.93	0.86	$201
Vested and expected to vest at September 25, 2021	6,000	$6.93	0.86	$201
Exercisable at September 25, 2021	6,000	$6.93	0.86	$201

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Nine Months Ended
September 25, 2021
Shares issued	378,584
Weighted average per share purchase price	$25.91
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(13.53)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Cost of revenues	$1,392	$962	$3,806	$2,800
Research and development	2,010	1,326	5,362	4,154
Selling, general and administrative	4,518	3,221	12,417	9,820
Total stock-based compensation	$7,920	$5,509	$21,585	$16,774

Unrecognized Compensation Costs
At September 25, 2021, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$43,364	2.33
Performance restricted stock units	13,523	2.28
Employee stock purchase plan	1,806	0.36
Total unrecognized stock-based compensation expense	$58,693	2.26

Note 12 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Weighted-average shares used in computing basic net income per share	77,869	77,029	77,643	76,436
Add potentially dilutive securities	1,160	1,780	1,547	2,098
Weighted-average shares used in computing diluted net income per share	79,029	78,809	79,190	78,534

Securities not included as they would have been antidilutive	121	264	109	354

Note 13 — Commitments and Contingencies

Leases
See Note 14, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of September 25, 2021 from those disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of September 25, 2021, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 14 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 7 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 4 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 6 years as of September 25, 2021 and the weighted-average discount rate was 3.72%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Lease expense:
Operating lease expense	$2,167	$1,818	$6,338	$5,536
Short-term lease expense	51	32	133	94
Variable lease expense	461	372	1,424	1,159
	$2,679	$2,222	$7,895	$6,789

Future minimum payments under our non-cancelable operating leases were as follows as of September 25, 2021 (in thousands):

Fiscal Year	Amount
Remainder of 2021	$2,116
2022	8,536
2023	7,167
2024	6,744
2025	6,726
Thereafter	14,815
Total minimum lease payments	46,104
Less: interest	(5,741)
Present value of net minimum lease payments	40,363
Less: current portion	(7,962)
Total long-term operating lease liabilities	$32,401

Note 15 — Revenue

Transaction price allocated to the remaining performance obligations: On September 25, 2021, we had $10.0 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 27.9% of our remaining performance obligations as revenue in the remainder of fiscal 2021, approximately 55.8% in fiscal 2022, and approximately 16.3% in fiscal 2023 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for doubtful accounts. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 25, 2021 and December 26, 2020 were $2.4 million and $3.7 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of September 25, 2021 and December 26, 2020 were $24.3 million and $22.2 million, respectively. During the nine months ended September 25, 2021, we recognized $15.0 million of revenue, that was included in contract liabilities as of December 26, 2020.

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

	Three Months Ended
	September 25, 2021				September 26, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$154,850	$35,114	$—	$189,964	$150,773	$27,223	$—	$177,996
Gross profit	$69,868	$17,553	$(7,202)	$80,219	$69,641	$13,565	$(6,457)	$76,749
Gross margin	45.1%	50.0%		42.2%	46.2%	49.8%		43.1%

	Nine Months Ended
	September 25, 2021				September 26, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$467,389	$97,287	$—	$564,676	$419,272	$77,301	$—	$496,573
Gross profit	$206,783	$48,059	$(21,634)	$233,208	$191,907	$37,618	$(19,219)	$210,306
Gross margin	44.2%	49.4%		41.3%	45.8%	48.7%		42.4%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, share-based compensation, and restructuring charges which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 25, 2021			September 26, 2020
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$104,640	$—	$104,640	$108,411	$—	$108,411
DRAM	39,816	—	39,816	31,379	—	31,379
Flash	10,394	—	10,394	10,983	—	10,983
Systems	—	35,114	35,114	—	27,223	27,223
Total	$154,850	$35,114	$189,964	$150,773	$27,223	$177,996
Timing of revenue recognition:
Products transferred at a point in time	$154,217	$33,564	$187,781	$150,252	$25,987	$176,239
Products and services transferred over time	633	1,550	2,183	521	1,236	1,757
Total	$154,850	$35,114	$189,964	$150,773	$27,223	$177,996
Geographical region:
China	$46,011	$5,036	$51,047	$24,851	$3,695	$28,546
Taiwan	34,100	7,474	41,574	33,351	3,584	36,935
South Korea	27,895	1,077	28,972	28,337	1,234	29,571
United States	18,530	6,938	25,468	31,596	4,732	36,328
Asia-Pacific[1]	18,566	1,315	19,881	5,505	3,449	8,954
Japan	5,767	4,961	10,728	12,288	4,857	17,145
Europe	3,595	6,891	10,486	11,679	5,300	16,979
Rest of the world	386	1,422	1,808	3,166	372	3,538
Total	$154,850	$35,114	$189,964	$150,773	$27,223	$177,996

	Nine Months Ended
	September 25, 2021			September 26, 2020
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$321,776	$—	$321,776	$323,503	$—	$323,503
DRAM	115,802	—	115,802	75,127	—	75,127
Flash	29,811	—	29,811	20,642	—	20,642
Systems	—	97,287	97,287	—	77,301	77,301
Total	$467,389	$97,287	$564,676	$419,272	$77,301	$496,573
Timing of revenue recognition:
Products transferred at a point in time	$465,822	$89,119	$554,941	$417,529	$73,393	$490,922
Products and services transferred over time	1,567	8,168	9,735	1,743	3,908	5,651
Total	$467,389	$97,287	$564,676	$419,272	$77,301	$496,573
Geographical region:
Taiwan	$125,571	$13,467	$139,038	$93,596	$8,290	$101,886
China	107,838	17,661	125,499	107,756	13,190	120,946
United States	64,012	23,592	87,604	79,575	16,790	96,365
South Korea	81,322	2,912	84,234	56,278	2,494	58,772
Asia-Pacific[1]	59,013	4,114	63,127	14,307	9,010	23,317
Europe	12,894	19,601	32,495	36,656	15,498	52,154
Japan	14,493	13,260	27,753	24,502	11,072	35,574
Rest of the world	2,246	2,680	4,926	6,602	957	7,559
Total	$467,389	$97,287	$564,676	$419,272	$77,301	$496,573

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to COVID-19 and the impact of our responses to it, the interpretation and impacts of changes in export controls and other trade barriers, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 26, 2020 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $58.0 million in the first nine months of fiscal 2021 as compared to $59.3 million in the first nine months of fiscal 2020. The small decrease in net income was primarily due to increased revenues, partially offset by slightly lower margins on a lower mix of Foundry & Logic probe card sales and higher taxes on higher taxable income and a higher tax rate due to significant one-time tax benefits during 2020.

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

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 25, 2021, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 26, 2020, which was filed with the Securities and Exchange Commission on February 22, 2021.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	57.8	56.9	58.7	57.6
Gross profit	42.2	43.1	41.3	42.4
Operating expenses:
Research and development	13.7	12.9	13.4	13.1
Selling, general and administrative	16.3	17.9	16.2	16.6
Total operating expenses	30.0	30.8	29.6	29.7
Operating income	12.2	12.3	11.7	12.7
Interest income	0.1	0.1	0.1	0.3
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other expense, net	0.1	0.2	—	—
Income before income taxes	12.3	12.5	11.7	12.9
Provision (benefit) for income taxes	1.5	(0.3)	1.4	0.9
Net income	10.8%	12.8%	10.3%	12.0%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

	(In thousands)
Probe Cards	$154,850	$150,773	$467,389	$419,272
Systems	35,114	27,223	97,287	77,301
	$189,964	$177,996	$564,676	$496,573

	Three Months Ended
	September 25, 2021	% of Revenues	September 26, 2020	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$104,640	55.1%	$108,411	60.9%	$(3,771)	(3.5)%
DRAM	39,816	20.9	31,379	17.6	8,437	26.9
Flash	10,394	5.5	10,983	6.2	(589)	(5.4)
Systems Market:
Systems	35,114	18.5	27,223	15.3	7,891	29.0
Total revenues	$189,964	100.0%	$177,996	100.0%	$11,968	6.7%

	Nine Months Ended
	September 25, 2021	% of Revenues	September 26, 2020	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$321,776	57.0%	$323,503	65.1%	$(1,727)	(0.5)%
DRAM	115,802	20.5	75,127	15.1	40,675	54.1
Flash	29,811	5.3	20,642	4.2	9,169	44.4
Systems Market:
Systems	97,287	17.2	77,301	15.6	19,986	25.9
Total revenues	$564,676	100.0%	$496,573	100.0%	$68,103	13.7%

The decrease in Foundry & Logic product revenue for the three months ended September 25, 2021, compared to the three months ended September 26, 2020, was driven by lower demand from two major customers, partially offset by increased unit sales to other large semiconductor foundries and integrated device manufacturers. The decrease for the nine months ended September 25, 2021, compared to the nine months ended September 26, 2020, was driven by lower demand from one major customer, partially offset by increased unit sales to other large semiconductor foundries and integrated device manufacturers. The relative stability of our overall revenue, despite these fluctuations, is the result of our long-term customer and market diversification initiatives.

The increase in DRAM product revenue for the three and nine months ended September 25, 2021, compared to the three and nine months ended September 26, 2020, was driven by increased sales to several customers and strong market-based demand for DRAM products through the first three quarters of fiscal 2021.

Flash product revenue was down slightly for the three months ended September 25, 2021, compared to the three months ended September 26, 2020, with shifts between customers that are typical as our revenue in this market continues to be highly variable. The increase in Flash product revenue for the nine months ended September 25, 2021, compared to the nine months ended September 26, 2020, was driven by increased sales resulting from the acquisition of Baldwin Park offset by decreased sales as a result of decreased customer demand for our existing products.

The increase in Systems product revenue for the three and nine months ended September 25, 2021, compared to the three and nine months ended September 26, 2020, was driven by increased sales of cryogenic systems due to the acquisition of High Precision Devices, Inc. (“HPD”) and increased sales of thermal sub-systems and metrology systems.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 25, 2021	% of Revenue	September 26, 2020	% of Revenue	September 25, 2021	% of Revenue	September 26, 2020	% of Revenue

	(Dollars in thousands)
Taiwan	$41,574	21.9%	$36,935	20.8%	$139,038	24.6%	$101,886	20.5%
China	51,047	26.8	28,546	16.0	125,499	22.2	120,946	24.4
United States	25,468	13.4	36,328	20.4	87,604	15.5	96,365	19.4
South Korea	28,972	15.3	29,571	16.6	84,234	14.9	58,772	11.8
Asia-Pacific[1]	19,881	10.5	8,954	5.0	63,127	11.2	23,317	4.7
Europe	10,486	5.5	16,979	9.5	32,495	5.8	52,154	10.5
Japan	10,728	5.6	17,145	9.6	27,753	4.9	35,574	7.2
Rest of the world	1,808	1.0	3,538	2.1	4,926	0.9	7,559	1.5
Total revenues	$189,964	100.0%	$177,996	100.0%	$564,676	100.0%	$496,573	100.0%

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

Changes in revenue by geographic region for the three and nine months ended September 25, 2021, compared to the three and nine months ended September 26, 2020, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Gross profit	$80,219	$76,749	$3,470	4.5%
Gross margin	42.2%	43.1%

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change
Gross profit	$233,208	$210,306	$22,902	10.9%
Gross margin	41.3%	42.4%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 25, 2021				September 26, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$69,868	$17,553	$(7,202)	$80,219	$69,641	$13,565	$(6,457)	$76,749
Gross margin	45.1%	50.0%		42.2%	46.2%	49.8%		43.1%

	Nine Months Ended
	September 25, 2021				September 26, 2020
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$206,783	$48,059	$(21,634)	$233,208	$191,907	$37,618	$(19,219)	$210,306
Gross margin	44.2%	49.4%		41.3%	45.8%	48.7%		42.4%

Probe Cards
For the three and nine months ended September 25, 2021, gross margins decreased compared to the three and nine months ended September 26, 2020, primarily due to higher material costs driven by fluctuations in commodity costs, somewhat offset by higher standard margins on Foundry & Logic sales.

Systems
For the three and nine months ended September 25, 2021, gross margins increased compared to the three and nine months ended September 26, 2020, primarily as a result of favorable product mix, largely related to increased sales of metrology systems and thermal sub-systems.

Corporate and Other
Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall
Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three and nine months ended September 25, 2021, compared to the three and nine months ended September 26, 2020, gross profit has increased on greater revenue levels while gross margins have decreased, primarily on higher material costs, partially offset by a more favorable product mix.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock-based compensation	$1,392	$962	$3,806	$2,800

Research and Development

	Three Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change

	(Dollars in thousands)
Research and development	$26,026	$22,878	$3,148	13.8%
% of revenues	13.7%	12.9%

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change

	(Dollars in thousands)
Research and development	$75,526	$65,064	$10,462	16.1%
% of revenues	13.4%	13.1%

The increase in research and development expenses in the three and nine months ended September 25, 2021 when compared to the corresponding period in the prior year was primarily driven by our recent acquisitions of Baldwin Park and HPD, which increased headcount and general operational costs. Annual salary increases, higher stock-based compensation, and restructuring charges also contributed to the increase.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 25, 2021 compared to Three Months Ended September 26, 2020	Nine Months Ended September 25, 2021 compared to Nine Months Ended September 26, 2020
Employee compensation costs	$1,330	$5,354
Stock-based compensation	684	1,208
Restructuring charges	289	694
Project material costs	(129)	381
Depreciation	(21)	239
Other general operations	995	2,586
	$3,148	$10,462

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock-based compensation	$2,010	$1,326	$5,362	$4,154

Selling, General and Administrative

	Three Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$30,940	$31,834	$(894)	(2.8)%
% of revenues	16.3%	17.9%

	Nine Months Ended
	September 25, 2021	September 26, 2020	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$91,434	$82,282	$9,152	11.1%
% of revenues	16.2%	16.6%

The decrease in selling, general and administrative expenses in the three months ended September 25, 2021 when compared to the corresponding period in the prior year was primarily driven by decreased information technology security remediation costs that were incurred during the three months ended September 26, 2020 that did not repeat. This decrease was partially offset by higher stock-based compensation.

The increase in selling, general and administrative expenses in the nine months ended September 25, 2021 when compared to the corresponding period in the prior year was primarily driven by our recent acquisitions of Baldwin Park and HPD, which increased headcount and general operational costs. Annual salary increases and higher stock-based compensation also contributed to the increases. These increases were partially offset by the benefit in the prior year related to adjustments to contingent consideration for the acquisition of FRT GmbH ("FRT") and information technology security remediation costs that both did not repeat.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 25, 2021 compared to Three Months Ended September 26, 2020	Nine Months Ended September 25, 2021 compared to Nine Months Ended September 26, 2020
Employee compensation costs	$331	$5,235
Gain on contingent consideration	71	3,676
Consulting fees	(3,368)	(3,402)
Stock-based compensation	1,297	2,597
General operating expenses	562	1,066
Travel related costs	156	(341)
Amortization of intangibles	57	321
	$(894)	$9,152

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Stock-based compensation	$4,518	$3,221	$12,417	$9,820

Interest Income and Interest Expense

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

	(Dollars in thousands)
Interest Income	$121	$249	$463	$1,310
Weighted average balance of cash and investments	$257,851	$243,615	$262,475	$230,098
Weighted average yield on cash and investments	0.26%	0.57%	0.32%	1.03%

Interest Expense	$151	$193	$447	$682
Average debt outstanding	$27,810	$37,295	$30,214	$38,327
Weighted average interest rate on debt	1.59%	1.65%	1.58%	2.05%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three and nine months ended September 25, 2021 compared with the corresponding period of the prior year was attributable to lower investment yields due to the low interest rate environment, despite higher invested balances.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The decrease in interest expense for the three and nine months ended September 25, 2021 compared to the same period of the prior year was primarily due to lower outstanding debt balances due to the June 30, 2020 pay-off of the term loan originated to acquire Cascade Microtech, Inc, partially offset by the Building Term Loan originated in the second quarter of 2020. Interest expense was also lower due to lower average interest rates on the outstanding debt.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020

	(In thousands, except percentages)
Provision (benefit) for income taxes	$2,784	$(499)	$8,273	$4,479
Effective tax rate	12.0%	(2.2)%	12.5%	7.0%

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

The increase in the effective tax rate in the nine months ended September 25, 2021 when compared to the corresponding period in the prior year was primarily driven by the cumulative effect of adjustments made related to final and proposed Treasury regulations during the third quarter ended September 26, 2020. The regulations under Sections 951A and 954 provided final global intangible low-taxed income (GILTI) high-tax exclusion and proposed changes to the existing subpart F income high-tax exception, respectively. The impact of those adjustments provided a significant one time tax benefit during 2020.

Liquidity and Capital Resources

Capital Resources
Our working capital was $346.5 million at September 25, 2021, compared to $332.5 million at December 26, 2020.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds, and U.S. treasuries. Marketable securities primarily consist of U.S. treasuries, corporate bonds, and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $264.7 million at September 25, 2021, compared to $255.0 million at December 26, 2020. We believe that we will be able to satisfy our working capital requirements and scheduled term loan repayments for at least the next twelve months with the liquidity provided by our existing cash, cash equivalents, marketable securities and cash provided by operations. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. Our future capital requirements may vary materially from those now planned.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 25, 2021	September 26, 2020

	(In thousands)
Net cash provided by operating activities	$100,437	$124,209
Net cash used in investing activities	$(94,976)	$(56,195)
Net cash used in financing activities	$(36,869)	$(28,970)

Operating Activities
Net cash provided by operating activities for the nine months ended September 25, 2021 was primarily attributable to net income of $58.0 million and net non-cash expenses of $77.4 million, further impacted by changes in operating assets and liabilities, as explained below.

Inventories, net, increased $15.9 million to $115.1 million at September 25, 2021, compared to $99.2 million at December 26, 2020, as a result of anticipated projected customer demand. Due to provisions for excess and obsolete inventories of $11.6 million and non-cash restructuring charges to record inventory impairments of $1.3 million, the change in Inventories, net, was further impacted.

Operating lease liabilities increased $5.7 million to $40.4 million at September 25, 2021, compared to $34.7 million at December 26, 2020 as a result of additional right-of-use assets obtained in exchange for lease obligations of $11.7 million offset by lease payments.

Investing Activities
Net cash used in investing activities for the nine months ended September 25, 2021 was primarily related to $51.4 million property, plant and equipment acquisitions, and $43.6 million net cash used to purchase marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended September 25, 2021 primarily related to $24.0 million used to purchase common stock under our stock repurchase program, $12.6 million related to tax withholding associated with the net share settlements of our equity awards, $7.0 million of principal payments made towards the repayment of our term loans, and $3.9 million paid to settle the contingent consideration from the acquisition of FRT, partially offset by $10.6 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

Debt

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”), to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75% per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at September 25, 2021 was 1.20%. As of September 25, 2021, the balance outstanding pursuant to the FRT term loan was $10.3 million.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 25, 2021 was 1.84%. As of September 25, 2021, the balance outstanding pursuant to the Building Term Loan was $16.8 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. As of September 25, 2021, the notional amount of the loan that is subject to this interest rate swap is $16.8 million.

Stock Repurchase Program

In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the nine months ended September 25, 2021, we repurchased 620,200 shares of common stock for $24.0 million and, as of September 25, 2021, $26.0 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of September 25, 2021:

	Payments Due In Fiscal Year
	Remainder 2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$2,116	$8,536	$7,167	$6,744	$6,726	$14,815	$46,104
Term loans - principal payments	2,302	9,225	1,050	1,080	1,111	12,258	27,026
Term loans - interest payments (1)	109	361	280	261	239	1,142	2,392
Total	$4,527	$18,122	$8,497	$8,085	$8,076	$28,215	$75,522

(1) Represents our minimum interest payment commitments at 1.84% per annum for the Building Term Loan and 1.20% per annum for the FRT Term Loan. This also excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 25, 2021, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 25, 2021 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 26, 2020. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 26, 2020 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	November 2, 2021	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)