Form 10-K
period 2021-12-25
FORMFACTOR INC
filed 2022-02-18
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2021
Or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission file number: 000-50307

FormFactor, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3711155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7005 Southfront Road, Livermore, California	94551
(Address of principal executive offices)	(Zip Code)
(925) 290-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	FORM	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 25, 2021 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date: $1,800.1 million.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 14, 2022 was 78,333,760 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 25, 2021, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 25, 2021

______________
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “the Company,” “FormFactor,” “we,” “us,” and “our.” Our fiscal year ends on the last Saturday in December. Our last three fiscal years ended on December 25, 2021, December 26, 2020 and December 28, 2019.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial results, operating results, revenues, gross margin, liquidity, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by our use of forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements, and we assume no obligation to do so. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below in the section entitled “Item 1A: Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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
◦the timely availability or the cost of labor, components and materials utilized in our products;
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
◦changes in trade, tariff or export regulations in the markets where we produce or sell our products; and
◦factors impacting political and global economic stability, including natural disasters, pandemics (such as the current COVID-19, or coronavirus pandemic), military conflicts, climate change, and other factors acting alone or in combination.

PART I

Item 1:    Business

General
FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and physical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance and advancing yield knowledge.

FormFactor, Inc., was incorporated in 1993, and we introduced our first product in 1995. In October 2012, we acquired Astria Semiconductor Holdings, Inc., including its subsidiary Micro-Probe Incorporated (together “MicroProbe”); in June 2016, we acquired Cascade Microtech, Inc. (“Cascade Microtech” or “CMI”); in October 2019, we acquired FRT GmbH (“FRT”); in July 2020, we acquired the probe card assets of Advantest Corporation (“Baldwin Park”); and in October 2020, we acquired High Precision Devices, Inc. (“HPD”). These acquisitions have helped transform our business into a semiconductor test and measurement market leader with greater scale, diversification, breadth and market opportunities.

As of December 25, 2021, we operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

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

For many advanced applications, our products must maintain tens of thousands of simultaneous high-fidelity low-impedance electrical contacts with the corresponding chip contacts on the wafer. Our present technologies enable probe cards with over 100,000 contact elements with spacings as small as 40 microns over geometries as large as an entire 300mm wafer. In addition, for high signal-fidelity devices such as wireless radio frequency transceivers and automotive radar chips, our probe card technologies are capable of testing at millimeter-wave frequencies range, currently up to 81 GHz.

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

Probe Stations. Probe stations, also referred to as probe systems, are a critical tool for the development of new generations of semiconductor and electro-optical processes and designs. Probe stations are highly configurable for the required measurements, the size and type of wafer under test, the characteristics of the device design to be tested, and the temperatures at which testing is to be performed. Process development and design complexities have continually increased with each new generation of semiconductor technology to accommodate smaller design geometries, complex 3-D architectures, new materials and more layers. Probe systems are a fundamental tool for characterizing and verifying electrical performance and reliability to enable new semiconductor technologies. We design our probe systems for semiconductor design engineers to capture and analyze more accurate data in a shorter amount of time and to be able to control and manage testing at temperatures from near absolute zero to hundreds of degrees centigrade.

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

Cryogenic Systems. Our cryogenic systems include the manufacture of precision cryogenic instruments and semiconductor test and measurement systems. These include advanced cryogenic probe systems to test wafer or singulated die, as well as Adiabatic Demagnetization Refrigerator (ADR) cryostats used in various applications at close to absolute zero degree temperature, including quantum and superconducting computing applications, astronomy, and other situations where cryogenic temperature management is required. These systems are marketed externally and also allow for vertical integration with our existing cryogenic wafer and chip probe stations and cryogenic engineering probes.

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

Information concerning revenue concentration by customer appears under Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following customers represent 10% or more of our quarterly revenues:

	Fiscal Quarters Ended
	Dec. 25, 2021	Sep. 25, 2021	June 26, 2021	Mar. 27, 2021	Dec. 26, 2020	Sep. 26, 2020	June 27, 2020	Mar. 28, 2020
Intel Corporation	16.7%	20.8%	16.3%	28.1%	29.3%	25.6%	36.1%	36.2%
Samsung Electronics Co., LTD.	13.8%	12.9%	14.7%	*	12.5%	10.6%	*	*
Taiwan Semiconductor Manufacturing Co., LTD.	*	*	11.0%	11.5%	*	10.6%	*	*
Micron Technology, Inc.	*	*	*	*	*	10.1%	*	*
	30.5%	33.7%	42.0%	39.6%	41.8%	56.9%	36.1%	36.2%
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

We depend on suppliers for materials and some critical components of our manufacturing processes, including ceramic and organic substrates and complex printed circuit boards. We also rely on suppliers to provide certain contact elements and interconnects that are incorporated into our products. Some of these components and materials are supplied by a single vendor, and some are subject to certain minimum order quantities. Generally, we rely on purchase orders rather than long-term contracts with our suppliers, which subjects us to risks, including price increases, manufacturing capacity constraints and component shortages. We regularly assess and evaluate alternative sources of supply for all components and materials.

Our primary manufacturing facilities are located in Livermore, San Jose, Carlsbad, and Baldwin Park, California, Beaverton, Oregon, Boulder, Colorado, United States; and in Thiendorf, Germany. We also perform manufacturing operations in our facilities in Munich and Bergisch Gladbach, Germany; Suzhou, China; and Yokohama, Japan.

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

Our direct sales and marketing staff is located in the United States, China, France, Germany, Italy, United Kingdom, Japan, Singapore, South Korea, and Taiwan. They work closely with customers in the effort to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers. We employ a highly skilled team of application and customer support engineers that support our customers as they integrate our products into their research, development and manufacturing processes. Through these customer relationships, we seek to develop a strong understanding of customer and product requirements to align our capabilities with our customers’ roadmaps and production ramps.

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

Governmental Regulations
We are subject to international, federal, state and local regulations that are customary to businesses in our industry. These regulations relate to, among other things, environmental matters, anti-corruption, marketing, fraud and abuse, export control, employment, and privacy.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 25, 2021. We did not receive any notices of violations of environmental laws and regulations in fiscal 2021, 2020 or 2019. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Import and Export Control
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to export control regulations. Failure to comply with these laws could result in sanctions by the U.S. or other respective governments, including substantial monetary penalties, denial of import or export or other privileges and debarment from government contracts.

Competition
The markets for our products are highly competitive and we anticipate that these markets will continually evolve and be subject to rapid technological change. Our current and potential competitors are as below:

Probe Cards. The probe card market comprises of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers in often differentiated applications. Our primary competitors are AMST Co., Ltd., Chungwa Precision Technology, Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., M2N Co., Ltd., Microfriend Inc., Micronics Japan Co., Ltd., MPI Corporation, Micro Square Technology Inc., NHK Spring Co., Ltd., Soulbrain Engineering, Nidec SV TCL, Synergie CAD, TechnoProbe S.p.A, TSE Co., Ltd., WinWay Technology Co., Ltd., WILL-Technology Co., Ltd., and Yokowo, among others.

Probe card vendors such as Japan Electronic Materials Corporation, Micronics Japan Co., and TechnoProbe, offer probe cards built using similar types of MEMS technology as we do. The high capital investment and other costs associated with the development of MEMS probe cards and the time and high cost of the customer evaluation process represent significant barriers to entry for this type of technology.

We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested, and include customer service, knowledge of measurement techniques, delivery time, price, probe card lifetime, chip damage prevention, probe tip touch-down accuracy, speed of the probe card, number of chips contacted in parallel, number of probe tips and their layout and pitch, signal integrity, and frequency and effectiveness of any required cleaning. As a result of our relative strengths in these areas, we believe that we compete favorably in the advanced probe card market, and in probe cards for parallel testing of chips with densely-packed bond pads, bumps or pillars, and in high signal integrity testing of wireless radio frequency devices that operate up to millimeter-wave frequencies, a capability needed for components used in 5G applications.

Analytical Probes. Our primary competitor in the analytical probe market is GGB Industries Inc. Regional competitors include Yokowo and TechnoProbe Co., Ltd., in Japan, and MPI Corporation. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, knowledge of measurement techniques, calibration support, delivery time and price. We believe that we compete favorably with respect to these factors.

Probe Stations. Our primary competitors in the probe station market are HiSOL, Inc., LTD/Accretech, The Micromanipulator Company Inc., MPI Corporation, Semiprobe, Signatone Corporation, Tokyo Electron (“TEL”), Tokyo Seimitsu Co., and Wentworth Laboratories Inc. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility at temperature, including cryogenic temperatures, measurement speed, automation features, knowledge of measurement techniques, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

Metrology Systems. Our primary competitors in the metrology system market are Bruker Corporation, Camtek Ltd., Cohu, Inc., Filmetrics, Onto Innovation, and Unity SC. We believe that the primary competitive factors in this market are breadth of measurement types, measurement accuracy, measurement speed and throughput, ability to apply algorithms to multiple sensor inputs to indirectly measure attributes not otherwise directly observable, knowledge of measurement techniques and applications, delivery time and price. We believe that we compete favorably with respect to these factors.

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

Cryogenic Systems. In the market for cryogenic systems, we compete principally against Bluefors Oy, Entropy, Leiden Cryogenics B.V., Montana Instruments, Nagase Techno-Engineering Co., Oxford Instruments, and STAR Cryoelectronics. We believe the primary competitive factors in this market are cryogenic performance, reliability, throughput and application expertise. We believe we compete favorably with respect to these factors.

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

No assurance can be given that patents will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide us with a sustained competitive advantage. In addition, there can be no assurance that we will be able to protect our technology, or that competitors will not be able to independently develop similar or functionally competitive technologies, design around our patents, or attempt to manufacture and sell infringing products in countries that do not strongly enforce intellectual property rights.

Human Capital
We believe that each employee contributes to our culture of integrity, innovation, and teamwork. We reinforce this culture through our human capital development programs that drive talent acquisition, retention and employee engagement. These programs include carefully designed compensation across all levels, a variety of training, diversity and inclusion objectives, and other initiatives.

Our compensation programs help attract and retain key talent and are designed for our employees to share in our company’s success. These programs focus on compensation that we believe is market-competitive, reflects company performance, and aligns with drivers of stockholder value with differentiation based on performance, skills, geographic location, and tenure. We use information from outside compensation and benefits consulting firms to evaluate the competitiveness of the compensation we offer to employees in specific job types, and the structure of our compensation programs, to help provide benchmarking against our peers within the industry.

We offer a variety of benefits such as health insurance, paid and unpaid leaves, retirement, life and disability/accident coverage as applicable to their geographic location. We also offer a variety of other benefits which allow employees to select the options which meet their needs such as for wellness, insurance and professional services.

Our training initiatives promote the continuous improvement of our workforce to keep pace with an ever-increasingly complex business and industry. In addition to formal training, the capabilities of our workforce are intended to grow through structured feedback, mentorship, team building, career progression, tuition assistance, and a culture of transparency. In 2020, we implemented a new training management platform designed to allow for a more organized and efficient administration of training to our employees. Our training initiatives are designed to foster skills development, compliance and our company values.

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

Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Nearly all of our manufacturing employees are located in California, Oregon and Germany, where workplace safety and labor regulations support maintaining high standards of employee protection. We have also been demonstrating a focus on health and safety in our response to the COVID-19 pandemic world-wide, including work-from-home flexibility, requiring those who may be sick to stay home; COVID-19 safety protocols across all locations, including social distancing, personal protective equipment and cleanings; regular internal communication regarding impacts of the COVID-19 pandemic and safety protocols; and temperature screening at our manufacturing facilities.

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

As of December 25, 2021, we had 2,293 regular full-time employees, including 1,396 in operations, 418 in research and development, 318 in sales and marketing and 161 in general and administrative functions. By region, 1,644 of our employees were in North America, 371 in Asia and 278 in Europe. As of December 25, 2021, our Probe Cards Segment had 1,690 regular full-time employees, our Systems Segment had 407 regular full-time employees, plus we had 196 regular full-time employees in corporate functions. None of our employees in the United States are covered by a collective bargaining agreement. Certain employees at our manufacturing facility in Germany are represented by a works council. Our employees take pride in their work and we believe that our overall relations with our employees is positive.

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
We have experienced increased competition in the markets in which we operate, and we expect competition to intensify in the future. Increased competition has resulted in, and in the future may result in, price reductions, reduced gross margins or loss of market share.

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
•qualify with customers new products, or an existing product incorporating new technology;
•transition our products to new manufacturing technologies, as necessary;
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
A relatively small number of customers account for a significant portion of our revenues. Two customers represented a combined 31.8% of total revenues in fiscal 2021, one customer represented 31.5% of total revenues in fiscal 2020 and two customers represented a combined 36.8% of total revenues in fiscal 2019. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues and can drive material fluctuations in sales volume. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers, could significantly reduce our revenues. A decline in our customers' market share and commercial success, including their ability to compete favorably within their respective end markets, could significantly impact demand for our products and reduce our revenues. Cancellations, reductions, deferrals or non-payment of invoices, could result from another downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events, or other issues with the financial stability of our customers. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant non-recoverable costs. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

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
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. Global economic stability can be negatively affected by a variety of factors and interrelationships, including the impacts of Brexit, epidemics and pandemics (such as the current COVID-19 pandemic), military conflicts, climate change, trade barriers and other factors acting alone or in combination. Some of these factors can also have a more direct adverse impact upon our operations to varying degrees. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products, such as servers, personal computers, automobiles and cell phones, that use semiconductors. During industry downturns, semiconductor manufacturers sharply curtail their spending, including their spending on our products, which may adversely impact our revenues, gross margins and results of operations. Further, a protracted downturn could cause one or more of our customers to become insolvent, resulting in a loss of revenue and impacting our ability to collect on accounts receivable. The timing, length and severity of these cyclical downturns are difficult to predict and our business depends on our ability to plan for and react to these cyclical changes.

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

To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, open new manufacturing facilities, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes or products, which have caused and could cause in the future, our operating results to decline. These delays and other inefficiencies may arise from a variety of factors, including disruptions to, or the unavailability of, sufficient electrical power as a result of insufficient electrical power infrastructure in the regions where we have manufacturing facilities such as in California and China.

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

Much of the infrastructure on which we rely for our operations is outside of our control, such as for electric power. We have recently experienced disruptions to electrical power at some of our premises in California and China, especially when aging infrastructure or inadequate electric power service has been impacted by high demand, fires, and weather which may worsen over time with climate change, and other events. Our efforts to mitigate the effects on us from interruptions in the availability of electric power, or other infrastructure, may not adequately prevent materially negative impacts on our operations, and in turn our financial results.

The COVID-19 pandemic has impacted, and is expected to continue to negatively impact, our operations, and those of our important suppliers, business partners and customers.
We are exposed to risks associated with public health crises and outbreaks of contagious diseases, such as COVID-19. To date, COVID-19 has had, and may continue to have, an adverse impact on our operations, our supply chains and our expenses, including as a result of precautionary measures that we take in response to COVID-19. A variety of health orders and regulations arising from the pandemic apply to our operations and employees in the regions where we operate which have had, and will continue to have, negative affects upon our operations and business. The extension of existing government orders and implementation of new orders or mandates, such as government vaccine and testing mandates, could impact the availability of members of our workforce or lead to the loss of key employees, further adversely impacting our business. Implementation of such mandates and requirements could also have similar consequences for our suppliers, which may impact their ability to deliver the goods and services to us. Even as the availability of vaccines has begun to relieve the economic effects of the COVID-19 pandemic in the future, there remains substantial risk that vaccination rates will remain slow, new variants of the virus may continue to impede the vaccines’ efficacy, or other factors may prolong or worsen the pandemic and its direct and indirect affects upon our business.

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

The extent to which the COVID-19 pandemic impacts our operations and those of our important suppliers, business partners and customers will depend on numerous evolving factors and future developments that we are not able to predict, including but not limited to: the severity and duration of the pandemic; governmental, business and other actions including government vaccine and testing mandates (which could include further restrictions on our operations); the ongoing requirements of social distancing and health orders; the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on business confidence and investments by our customers; the effects of changes to our operations that may continue indefinitely; the effects on our workforce and our ability to meet our staffing needs, particularly if members of our workforce are exposed or infected; any impairments in the value of our assets; and the potential impacts upon our internal controls, including those over financial reporting, that may result from changes in working environments and other circumstances. All of these circumstances are highly uncertain and cannot be predicted. In addition, the circumstances which give rise to new or existing infectious diseases becoming epidemics or pandemics with potentially similar impacts are expected to persist.

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

Our electronic data systems may be subject to defects, failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, deficiencies in new system designs and implementations, acts of terrorism or war, physical security breaches, computer viruses or other cyber attacks.

For example, in fiscal 2020, we discovered a data breach incident involving malware and related behaviors that resulted in unauthorized access to our information technology systems. Although we do not believe this incident had any significant impacts on our production and ordinary course operations, such incidents or other system failures or disruptions could subject us to downtime and delays, compromise or loss of sensitive or proprietary information, destruction or corruption of data, financial losses from remedial actions, breaches of obligations to third parties under privacy laws or contracts, or damage to our reputation or customer relationships. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

In addition, we are actively implementing new electronic data systems relating to parts of our business, operations and accounting. The process of implementing and commencing our reliance on these new systems involves particularly higher risks of deficiencies or disruptions than the continued use of systems which have had a longer history of use and observed performance in the Company.

Because we conduct most of our business internationally, we are subject to operational, economic, financial and political risks abroad.
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 84%, 82% and 74% for fiscal 2021, 2020 and 2019, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States.

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

Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Political developments in the United States and elsewhere may increase the risks and uncertainties associated with conducting international business, including the possibilities of greater tariffs and other trade barriers in the regions where we conduct business. In fiscal 2021, we observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. There is a continuing trend of increasing trade barriers affecting exports and imports between the United States and China. For example, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), has recently amended the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules expand export license requirements on a broader set of items from the U.S., including many of our products and for a broader set of customers in China and elsewhere. The BIS has also broadened the application of U.S. export controls to items which are the foreign direct products of the U.S. technologies which can affect a variety of customers outside of China who supply products to certain entities in China. There is no assurance that we will obtain any export licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of new regulations. In addition, the reaction to these rules by governments and private businesses outside the U.S., particularly in China, may be expected to include retaliatory controls and preferences for non-U.S. or local suppliers. In China we are already observing stronger preferences for non-U.S. suppliers in general, and in favor of new and existing local suppliers in particular. These and other regulatory and policy changes, and the reactions of customers to such changes, in the U.S. and elsewhere could materially and negatively affect our future sales and operating results.

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

We have spent, and may be required to spend in the future, significant resources to monitor and protect our intellectual property rights. Any litigation, whether or not resolved in our favor, and whether initiated by us or by a third party, could result in significant and possibly material expenses to us and divert the efforts of our management and technical personnel.

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

We have recorded restructuring, inventory write-offs and asset impairment charges in the past, in fiscal 2021, and may do so again in the future, which could have a material negative impact on our business.
We recorded restructuring charges in fiscal 2021 and 2019 and will record further restructuring charges in the near future in relation to the recent restructuring announced during fiscal 2021. We may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

We may not be able to recruit or retain qualified personnel.
We believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management, and other key personnel. Competition for qualified resources is intense, and the increased availability of work-from-home arrangements accelerated by the COVID-19 pandemic has intensified and expanded competition. Other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire.

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

We are exposed to additional risks as a result of increased attention by our stakeholders to environmental, social and governance (“ESG”) matters.
Our stakeholders, including customers, investors, advisory firms, employees, and suppliers, among others, are increasing their attention to, and establishing expectations for, ESG and related matters. These expectations can extend to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party agencies have also established or added standards for rating companies on a range of ESG-related factors that may be inconsistent and subject to change. As a result, these expectations may impact the attractiveness of our business, the manner in which we do business, our reputation, the costs of doing business, and the willingness of these stakeholders to engage with, invest in, or retain us. We may be further impacted by the adoption and evolution of ESG-related regulation and legislation in the jurisdictions in which we do business, which could result in increased compliance, operational, and other costs.

In addition, the Company has provided voluntary disclosures on ESG matters, including regarding energy usage, greenhouse gas emissions, health and safety, diversity and inclusion, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures that continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our ESG-related initiatives. The topics on which we focus may not be popular with our stakeholders. These events or perceptions may expose us to additional reputational and operational risks.

Risks Relating to Our Acquisitions

We have made acquisitions, and may make additional acquisitions or investments in the future, which could put a strain on our resources, cause ownership dilution to our stockholders or adversely affect our financial results.
Our acquisitions or investments may subject us to new or heightened risks. Integrating any newly acquired businesses, products or technologies into our company draws upon our resources in ways that can be expensive and time consuming. These activities can substantially affect our financial resources, could cause delays in product delivery and might not be successful. Acquisitions and investments can divert management’s attention and expose our business to new liabilities or risks associated with entering into new business activities. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, acquisitions can result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets or other adverse impacts or circumstances. If any of these risks were to come about, our business, financial results and stock price could be materially and adversely affected.

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
The trading prices of the securities of technology companies have been highly volatile. During fiscal 2021, our stock price (Nasdaq Global Market close price) ranged from $33.07 per share to $51.12 per share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•establish a classified board of directors so that not all members of our board are elected at one time (subject to shareholder approval of a declassification amendment at the 2022 annual meeting of Stockholders);
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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Also, each of our named executive officers and certain other executives of the company have entered into change of control severance agreements, which were approved by our Compensation Committee, which could increase the costs associated with a change of control and thus, potentially deter such a transaction.

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

Information concerning our properties as of December 25, 2021 is set forth below:

Location	Principal Use	Segment	Square Footage	Ownership
Livermore, California, United States	Manufacturing	Probe Cards	90,508	Owned
Livermore, California, United States	Corporate headquarters, sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	168,636	Leased
Beaverton, Oregon, United States	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	98,946	Leased
Thiendorf, Germany	Sales, marketing, administration, manufacturing, service and repair, distribution, research and development	Systems	54,361	Leased
Baldwin Park, California, United States	Manufacturing	Probe Cards	44,000	Leased
Boulder, Colorado, United States	Manufacturing, distribution, research and development	Systems	34,133	Leased
Carlsbad, California, United States	Sales, product design, administration, manufacturing, service and repair, distribution, research and development	Probe Cards	30,876	Leased
San Jose, California, United States	Administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	24,758	Leased
Singapore	Sales, administration, product design, service, and field service	All	24,413	Leased
Jubei City, Hsinchu, Taiwan	Sales, administration, product design, field service and repair center	All	18,568	Leased
Bundang, South Korea	Sales, administration, product design, field service, and repair center	All	17,161	Leased
Suzhou, China	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	15,177	Leased
Yokohama City, Japan	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	13,309	Leased
Bergisch Gladbach, Germany	Manufacturing, service and repair, distribution, research and development	Systems	12,235	Leased
Munich, Germany	Sales, manufacturing, service and repair, distribution, research and development	Systems	10,656	Leased
Montbonnot Saint Martin, France	Sales and service	All	4,736	Leased
Shanghai, China	Sales and service	All	3,348	Leased
Dresden, Germany	Sales and service	All	2,960	Leased
Hiroshima, Japan	Repair center	Probe Cards	1,007	Leased
Legnano, Italy	Sales office	All	215	Leased

Item 3:    Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 25, 2021, and as of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Item 4:    Mine Safety Disclosures

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock is listed on the Nasdaq Global Market under the symbol “FORM.” As of February 14, 2022, there were 123 registered holders of record of our common stock.

Dividends
No cash dividends have been declared on shares of our common stock, and the Company currently does not intend to pay dividends in the future.

Repurchase of Common Stock
In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, the Company's current stock price and other factors. The program may be modified or discontinued at any time. The share repurchase program will expire on October 28, 2022.

The following table provides information as of December 25, 2021 with respect to the shares of common stock repurchased during the fourth quarter of fiscal 2021 pursuant to the foregoing Board authorization.

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
September 26, 2021 - October 23, 2021	200	$33.00	200	$26,042,818
October 24, 2021 - November 20, 2021	—	—	—	26,042,818
November 21, 2021 - December 25, 2021	2,000	40.00	2,000	25,962,818
	2,200	$39.36	2,200	25,962,818

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2016 through December 25, 2021 for (1) our common stock, (2) the S&P 500 Index and (3) the RDG Semiconductor Composite Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, and the RDG Semiconductor Composite Index

450
400
350
300
250
200
150
100
50
December 31, 2016
December 30, 2017
December 29, 2018
December 28, 2019
December 26, 2020
December 25, 2021
FormFactor, Inc.
S&P 500
RDG Semiconductor Composite

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

	Cumulative Total Return
	December 31, 2016	December 30, 2017	December 29, 2018	December 28, 2019	December 26, 2020	December 25, 2021
FormFactor, Inc.	$100.00	$139.73	$125.09	$232.50	$380.18	$397.41
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
RDG Semiconductor Composite	100.00	135.72	126.17	186.57	271.57	413.36

Item 6: [Reserved]

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

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and physical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance and advancing yield knowledge.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $83.9 million in fiscal 2021 compared to net income of $78.5 million in fiscal 2020 and net income of $39.3 million in fiscal 2019. The increase in net income in fiscal 2021 compared to fiscal 2020 was primarily due to increased revenue in both of our reportable segments, partially offset by slightly lower margins driven primarily by product mix and a higher tax rate due to significant one-time tax benefits during fiscal 2020 that did not recur. The increase in net income in fiscal 2020 compared to fiscal 2019 was primarily due to increased revenue and leverage on operating expenses, which only marginally increased on significantly higher operating levels, as well as a decrease in provision for income taxes due to a lower effective tax rate in fiscal 2020.

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

We continue to operate our manufacturing sites at production levels greater than those prior to the pandemic, albeit subject to certain safety and related constraints. Our other operations are continuing with substantial work-from-home activities.

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

While the disruptions in our operations, supply chain and customer demand as a result of the COVID-19 pandemic have been somewhat limited, we continue to see impacts on elements in the supply chain and believe that the COVID-19 pandemic represents a sustained threat that may give rise to a variety of more significant adverse impacts on our business and financial results. The semiconductor industry is experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain. For a further description of the uncertainties and business risks associated with the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Fiscal Year

We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019 each included 52 weeks.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. Our accounting policies are fundamental to understanding our financial condition and results of operations reported in our financial statements and related disclosures. We have identified the following accounting policies as being critical because they require our management to make particularly difficult, subjective and/or complex judgments about the effect of matters that are inherently uncertain. Our management has discussed the development, selection, application and disclosure of these critical accounting policies with the Audit Committee of our Board of Directors.

Inventory Valuation
We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or net realizable value. We regularly assess the value of our inventory and will periodically write down its value for estimated excess inventory and product obsolescence based upon an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog and other factors indicate future consumption. On a quarterly basis, we review existing inventory quantities in comparison to our past consumption, recent purchases, backlog and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we record an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when we have excess and/or obsolete inventory.

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

Our products may be customized to our customers’ specifications, however, control of our product is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition is not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive. In certain instances control of products is transferred to the customer over time based on performance and in those instances we utilize an appropriate input or output measure to determine to what extent control has transferred to the customer. Judgment may be required in determining an appropriate measure of performance.

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. We generally do not grant return privileges, except for defective products during the warranty period. Sales incentives and other programs that we may make available to our customers are considered to be a form of variable consideration, which is estimated in determining the contract’s transaction price to be allocated to the performance obligations.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 25, 2021 compared to the year ended December 26, 2020. For a discussion of the year ended December 26, 2020 compared to the year ended December 28, 2019, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2020.

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	58.1	58.5	59.7
Gross profit	41.9	41.5	40.3
Operating expenses:
Research and development	13.1	12.8	13.8
Selling, general and administrative	16.1	16.6	18.0
Total operating expenses	29.2	29.4	31.8
Operating income	12.7	12.1	8.5
Interest income	0.1	0.2	0.5
Interest expense	(0.1)	(0.1)	(0.3)
Other income, net	0.1	0.1	*
Income before income taxes	12.8	12.3	8.7
Provision for income taxes	1.9	1.0	2.0
Net income	10.9%	11.3%	6.7%
* Amounts insignificant and not greater than 0.1%.

Revenues by Segment

	Fiscal 2021	Fiscal 2020	Fiscal 2019

	(In thousands)
Probe Cards	$633,281	$581,739	$491,363
Systems	136,393	111,877	98,101
Total	$769,674	$693,616	$589,464

Revenues by Market

	Fiscal	% of	Fiscal	% of	Change
	2021	Revenues	2020	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$435,812	56.6%	$446,183	64.3%	$(10,371)	(2.3)%
DRAM	156,049	20.3	109,734	15.8	46,315	42.2
Flash	41,420	5.4	25,822	3.7	15,598	60.4
Systems Market:
Systems	136,393	17.7	111,877	16.2	24,516	21.9
Total revenues	$769,674	100.0%	$693,616	100.0%	$76,058	11.0%

	Fiscal	% of	Fiscal	% of	Change
	2020	Revenues	2019	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$446,183	64.3%	$318,552	54.0%	$127,631	40.1%
DRAM	109,734	15.8	147,257	25.0	(37,523)	(25.5)
Flash	25,822	3.7	25,554	4.3	268	1.0
Systems Market:
Systems	111,877	16.2	98,101	16.7	13,776	14.0
Total revenues	$693,616	100.0%	$589,464	100.0%	$104,152	17.7%

The decrease in Foundry & Logic product revenue in fiscal 2021 compared to fiscal 2020 was driven by lower demand from two major customers, partially offset by increased unit sales to other large semiconductor foundries and integrated device manufacturers. Our ability to significantly grow our overall revenue, despite these fluctuations, is the result of our long-term customer and market diversification initiatives.

The increase in DRAM product revenues in fiscal 2021 compared to fiscal 2020 was driven by increased sales to several customers and strong market-based demand for DRAM products through fiscal 2021. While we expect DRAM revenues to fluctuate from period to period, we believe new-design activity will continue to sustain healthy DRAM demand from each of our customers throughout fiscal 2022.

The increase in Flash product revenue in fiscal 2021 compared to fiscal 2020 was driven by increased sales resulting from the acquisition of the probe card assets of Advantest Corporation (“Baldwin Park”), offset by decreased sales as a result of decreased customer demand for our existing products. Our revenue in this market continues to be highly variable.

The increase in Systems product revenue in fiscal 2021 compared to fiscal 2020 was driven by increased sales of cryogenic systems due to the acquisition of High Precision Devices, Inc. (“HPD”) and increased sales of thermal sub-systems and metrology systems.

Revenues by Geographic Region

	Fiscal 2021	% of Revenues	Fiscal 2020	% of Revenues	Fiscal 2019	% of Revenues

	(In thousands, except percentages)
Taiwan	$185,925	24.2%	$150,837	21.7%	$86,539	14.7%
China	163,069	21.2	174,915	25.2	106,256	18.0
South Korea	123,463	16.0	86,951	12.5	116,882	19.8
United States	122,147	15.9	127,628	18.4	155,202	26.3
Asia-Pacific (1)	88,550	11.5	32,991	4.8	21,468	3.7
Europe	43,705	5.7	65,572	9.5	41,473	7.0
Japan	36,504	4.7	43,605	6.3	52,584	8.9
Rest of World	6,311	0.8	11,117	1.6	9,060	1.6
Total Revenues	$769,674	100.0%	$693,616	100.0%	$589,464	100.0%
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

Changes in revenue by geographic region in fiscal 2021 compared to fiscal 2020 were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix.

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

Gross profit and gross margin by segment were as follows (dollars in thousands):

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$279,873	$65,834	$(22,940)	$322,767
Gross margin	44.2%	48.3%	—%	41.9%

	Fiscal 2020
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$263,215	$51,835	$(27,130)	$287,920
Gross margin	45.2%	46.3%	—%	41.5%

	Fiscal 2019
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$211,382	$50,927	$(24,813)	$237,496
Gross margin	43.0%	51.9%	—%	40.3%

Probe Cards
Gross profit in the Probe Cards segment increased in fiscal 2021 compared to fiscal 2020, primarily due to higher revenues. Gross margin in the Probe Cards segment decreased in fiscal 2021 compared to fiscal 2020, primarily due to product mix within and between our served markets, including the effects of increased DRAM revenues at gross margin levels lower than fiscal

2020, unfavorable manufacturing variances, higher material costs driven by fluctuations in commodity costs, and increases in wafer expense primarily due to timing of factory loading, partially offset by higher gross margin Foundry & Logic revenues.

Systems
Gross profit and gross margin in the Systems segment increased in fiscal 2021 compared to fiscal 2020, primarily as a result of higher revenues and favorable product mix, largely related to increased sales of metrology systems and thermal sub-systems.

Corporate and Other
Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, share-based compensation, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The reduction in Corporate and Other in fiscal 2021 compared to fiscal 2020, is primarily due to a reduction in the amortization of intangibles from significant intangibles becoming fully amortized, partially offset by increased stock-based compensation expense.

Overall
Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2021 compared to fiscal 2020, gross profit has increased on greater revenue levels and gross margins increased due to the reduction in the amortization of intangibles, partially offset by lower blended gross margins due to product mix.

Stock-based compensation expense included in cost of revenues for fiscal 2021 and 2020 was $5.2 million and $4.0 million, respectively.
Research and Development

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	$ Change	% Change

	(Dollars in thousands)
Research and development	$100,937	$89,034	$11,903	13.4%
% of revenues	13.1%	12.8%

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

	(Dollars in thousands)
Research and development	$89,034	$81,499	$7,535	9.2%
% of revenues	12.8%	13.8%

The increase in research and development expenses in fiscal 2021 compared to fiscal 2020 was primarily driven by our acquisitions of Baldwin Park and HPD during the third and fourth quarters of fiscal 2020, respectively, which increased headcount and general operational costs. Annual salary increases, higher stock-based compensation, and restructuring charges also contributed to the increase. The components of this increase were as follows (in thousands):

Fiscal 2021 compared to Fiscal 2020
Employee compensation costs	$5,697
General operating expenses	3,259
Stock-based compensation	1,759
Restructure	869
Depreciation	181
Project material costs	138
$11,903

Stock-based compensation expense included within research and development in fiscal 2021 and 2020 was $7.6 million and $5.8 million, respectively.

Selling, General and Administrative

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$123,792	$115,098	$8,694	7.6%
% of revenues	16.1%	16.6%

	Fiscal Year Ended
	December 26, 2020	December 28, 2019	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$115,098	$106,335	$8,763	8.2%
% of revenues	16.6%	18.0%

The increase in selling, general and administrative expenses in fiscal 2021 compared to fiscal 2020 was primarily driven by our acquisitions of Baldwin Park and HPD during the third and fourth quarter of fiscal 2020, respectively, which increased headcount and general operational costs. Annual salary increases, higher stock-based compensation, and the benefit in the prior year related to adjustments to contingent consideration for the acquisition of FRT GmbH (“FRT”) that did not repeat also contributed to the increases. These increases were partially offset by decreased consulting fees for information technology security remediation costs incurred in fiscal 2020 that did not repeat in fiscal 2021.

The components of this overall increase were as follows (in thousands):

Fiscal 2021 compared to Fiscal 2020
Employee compensation	$5,832
Gain on contingent consideration	2,784
Stock-based compensation	2,546
General operating expenses	1,537
Consulting fees	(4,005)
$8,694

Stock-based compensation expense included within selling, general and administrative in fiscal 2021 and 2020 was $16.6 million, and $14.1 million, respectively.

Interest Income and Interest Expense

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(Dollars in thousands)
Interest income	$569	$1,501	$2,714
Weighted average balance of cash and investments	265,248	230,310	179,526
Weighted average yield on cash and investments	0.29%	0.90%	2.05%

Interest expense	$602	$864	$1,915
Average debt outstanding	16,304	37,563	56,776
Weighted average interest rate on debt	1.42%	1.94%	4.09%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income in fiscal 2021 compared to fiscal 2020 was attributable to lower investment yields due to the low interest rate environment, despite higher invested balances.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The decrease in interest expense in fiscal 2021 compared to fiscal 2020 was primarily due to lower outstanding debt balances driven primarily by the pay-off of one of our term loans on June 30, 2020.

Other income, net
Other income, net primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for income taxes

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(Dollars in thousands)
Provision for income taxes	$14,576	$6,652	$11,717
Effective tax rate	14.8%	7.8%	22.9%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income (“FDII”) deduction. Our effective tax rate may vary based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in ASC 718 stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction.

We have utilized our previous net operating loss carryforwards in fiscal 2021, and expect the FDII deduction and corresponding benefit to be available, resulting in a decrease from the U.S. statutory rate and included in our worldwide effective tax rate for the year ended December 25, 2021. In fiscal 2020, the U.S. Department of Treasury and the Internal Revenue Service finalized regulations T.D. 9902 with respect to the global intangible low-taxes income high-tax exemption, resulting in a decrease in our effective tax rate. This adjustment was retroactive to the fiscal years 2018 and 2019 and the cumulative impact was taken into account during fiscal 2020, which provided a significant one-time tax benefit in fiscal 2020.

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $375.3 million at December 25, 2021 compared to $332.5 million at December 26, 2020, primarily due to higher cash, cash equivalents and marketable securities, net, from cash generated from operations, higher inventories and accounts receivable on higher operating levels, and lower accounts payable and accrued liabilities from timing of payments, partially offset by higher deferred revenue and operating lease liabilities.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds, and U.S. agency securities. Marketable securities primarily consist of U.S. treasuries, corporate bonds and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $276.1 million at December 25, 2021 compared to $255.0 million at December 26, 2020. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(Dollars in thousands)
Net cash provided by operating activities	$139,364	$169,256	$121,048
Net cash used in investing activities	(124,741)	(98,922)	(66,352)
Net cash used in financing activities	(47,199)	(30,935)	(6,578)

Operating Activities
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $29.9 million decrease in cash provided by operating activities for fiscal 2021, as compared to fiscal 2020, was primarily related to increased investment in working capital to support higher operating levels.

Net cash provided by operating activities in fiscal 2021 was primarily attributable to net income of $83.9 million, which included $105.2 million of net non-cash items, offset by changes in operating assets and liabilities using $49.8 million of cash as discussed in more detail below.

Accounts receivable increased $7.9 million to $115.5 million at December 25, 2021 compared to $107.6 million at December 26, 2020, as a result of higher operating levels and timing of customer payments.

Inventories, net, increased $12.3 million to $111.5 million at December 25, 2021 compared to $99.2 million at December 26, 2020, as a result of higher operating levels.

Accounts payable and accrued liabilities decreased $8.7 million to $108.7 million at December 25, 2021 compared to $117.4 million at December 26, 2020, as a result of the timing of payments and decreases in accrued warranty, partially offset by higher operating levels and increases in accrued taxes.

Operating lease liabilities increased $4.2 million to $38.9 million at December 25, 2021, compared to $34.7 million at December 26, 2020, as a result of additional right-of-use assets obtained in exchange for lease obligations of $7.2 million, offset by lease payments.

Investing Activities
Net cash used in investing activities in fiscal 2021 primarily related to $66.5 million of cash used in the acquisition of property, plant and equipment, and $58.2 million used for the purchase of marketable securities, net of maturities.

Financing Activities
Net cash used in financing activities in fiscal 2021 primarily related to $24.0 million used to purchase common stock under our stock repurchase program, $20.6 million used to pay tax withholdings for net share settlements of employee equity awards, and $9.3 million of principal payments made towards the repayment of our term loans, partially offset by $10.7 million of proceeds received from issuances of common stock under our stock incentive plans.

Debt

CMI Term Loan
On June 24, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC”), as administrative agent, co-lead arranger, sole bookrunner and syndication agent, other lenders that may from time-to-time be a party to the Credit Agreement, and certain guarantors. Pursuant to the Credit Agreement, the lenders provided us with a senior secured term loan facility of $150 million (the “CMI Term Loan”). The proceeds of the CMI Term Loan were used to finance a portion of the purchase price paid in connection with the Cascade Microtech acquisition in fiscal 2016 and to pay related bank fees and expenses.

The CMI Term Loan bore interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate (“LIBOR”) rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments were payable in quarterly installments over a five-year period.

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

FRT Term Loan
On October 25, 2019, we entered into a euro denominated $23.4 million, three-year credit facility loan agreement (the “FRT Term Loan”) with HSBC Trinkaus & Burkhardt AG, Germany, to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75 % per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at December 25, 2021 was 1.20%.

The obligations under the FRT Term Loan are fully and unconditionally guaranteed by FormFactor, Inc. The FRT Term Loan contains negative covenants customary for financing of this type, including covenants that place limitations on the incurrence of additional indebtedness, the creation of liens, the payment of dividends; dispositions; fundamental changes, including mergers and acquisitions; loans and investments; sale leasebacks; negative pledges; transactions with affiliates; changes in fiscal year; sanctions and anti-bribery laws and regulations, and modifications to charter documents in a manner materially adverse to the Lenders. The FRT Term Loan also contains affirmative covenants and representations and warranties customary for financing of this type. As of December 25, 2021, the balance outstanding pursuant to the FRT term loan was $7.9 million, and we were in compliance with all covenants.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 25, 2021 was 1.85%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap included a 0% floor that was effective for one year from the date of the swap. As of December 25, 2021, the notional amount of the loan that is subject to this interest rate swap is $16.5 million.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by the Union Bank in writing.

The Credit Agreement contains covenants customary for financing of this type. As of December 25, 2021, the balance outstanding pursuant to the Building Term Loan was $16.5 million, and we were in compliance with all covenants under the Credit Agreement.

Stock Repurchase Program

In October 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based incentive plans. The share repurchase program will expire October 28, 2022. This repurchase program replaced the previous repurchase program that expired in February 2020 to purchase up to $25.0 million of outstanding common stock. During fiscal 2021, we repurchased 622,400 shares of common stock for $24.0 million, and, as of December 25, 2021, $26.0 million remained available for future repurchases. There was no stock repurchased in fiscal 2020 or 2019.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of December 25, 2021 (in thousands):

	Payments Due In Fiscal Year
	2022	2023	2024	2025	2026	2027 and thereafter	Total
Operating leases	$8,594	$7,232	$6,814	$6,799	$6,008	$8,970	$44,417
Term loans - principal payments	8,935	1,050	1,080	1,111	1,142	11,117	24,435
Term loans - interest payments(1)	361	282	263	240	220	930	2,296
Total	$17,890	$8,564	$8,157	$8,150	$7,370	$21,017	$71,148

(1) Represents our minimum interest payment commitments at 1.20% per annum for the FRT Term Loan and 1.85% per annum for the Building Term Loan.

The table above excludes our gross liability for unrecognized tax benefits, which totaled $35.7 million as of December 25, 2021. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated.

Indemnification Agreements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property or cause property or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 25, 2021 or December 26, 2020.

New Accounting Pronouncements

See Note 17, New Accounting Pronouncements, of Notes to Consolidated Financial Statements.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in Other income, net in our Consolidated Statements of Income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates as of December 25, 2021. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain from foreign exchange of zero and $0.5 million in fiscal 2021 and 2020, respectively, and a net loss of $0.4 million in fiscal 2019.

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

Our exposure to interest rate risk arising from our Term Loans (see Note 5, Debt, of Notes to Consolidated Financial Statements) is insignificant as a result of the interest-rate swap agreement (see Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements) that we entered into with Union Bank to hedge the interest payments on our Building Term Loan.

We use interest rate derivative instruments to manage certain interest rate exposures. We do not use derivative instruments for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 25, 2021 and December 26, 2020 would have affected the fair value of our investment portfolio by $0.1 million and $0.1 million, respectively.

Item 8:    Financial Statements and Supplementary Data

Consolidated Financial Statements

The consolidated financial statements and supplementary data required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Item 15 for a list of our consolidated financial statements.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of December 25, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 25, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 25, 2021.

The effectiveness of our internal control over financial reporting as of December 25, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B:    Other Information

None.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2022 Annual Meeting of Stockholders under the captions Corporate Governance, Executive Officers, and, if applicable, Delinquent Section 16 Reports.

Item 11:    Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2022 Annual Meeting of Stockholders under the captions Executive Compensation and Related Information, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2022 Annual Meeting of Stockholders under the captions Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Equity Compensation Plans.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2022 Annual Meeting of Stockholders under the captions Certain Relationships and Related Transactions and Independence of Directors.

Item 14:    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG, LLP; Portland, Oregon; Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the proxy statement for our 2022 Annual Meeting of Stockholders under the caption Principal Auditor Fees and Services.

PART IV

Item 15:    Exhibits and Financial Statement Schedules

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

Item 16: Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on June 17, 2003	S-1	333-109815	10/20/2003	3.01
3.2	Amended and Restated Bylaws of the Registrant	8-K	000-50307	7/22/2016	3.2
4.1	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.2	Description of Securities	10-K	000-50307	2/22/2021	4.2
10.3+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.4+	Form of Change of Control Severance Agreement	10-K	000-50307	3/14/2005	10.48
10.9+	Employee Incentive Plan, as amended and restated effective October 1, 2019	10-K	000-50307	2/21/2020	10.9
10.10+	Equity Incentive Plan, as amended and restated effective May 15, 2020	DEF 14A	000-50307	4/3/2020	Appendix A
10.11+	Employee Stock Purchase Plan, as amended and restated May 18, 2018	DEF 14A	000-50307	4/3/2018	Appendix A
10.12	Pacific Corporate Center Lease (Building 1) by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.13	First Amendment to Pacific Corporate Center Lease (Building 1) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.14	Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.15	First Amendment to Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.16	Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.20
10.17+	First Amendment to Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.18	Third Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Leases (Buildings 1, 2 and 3), dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.2
10.19+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.20	Second Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.1
10.21	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.1
10.22	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.2
10.27	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.	10-Q	000-51072	8/10/2011	10.3
10.29	First Amendment to Lease dated January 10, 2007, between Nimbus Center LLC (as successor in interest to Spieker Properties, L.P.) and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.1
10.30	Second Amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/8/2013	10.2

10.31	Third Amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.2
10.32	Fourth Amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.3
10.33	Fifth Amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.22
10.34	Sixth Amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.23
10.35+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.37+	CEO Change of Control and Severance Agreement, dated June 19, 2019 by and between Mike Slessor and the Registrant	—	—	—	—	X
10.39+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar	10-Q	000-50307	5/8/2018	10.1
10.40+	Change of Control Severance Agreement, dated February 16, 2018 by and between Shai Shahar and the Registrant	—	—	—	—	X
21.1	List of Registrant's subsidiaries	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP	—	—	—	—	X
24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, formatted in Inline XBRL (included as Exhibit 101).	—	—	—	—	X

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

FORMFACTOR, INC.
Date:	February 18, 2022	By:	/s/ SHAI SHAHAR
Shai Shahar Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Shai Shahar and Christy Robertson, and each of them, the undersigned's true and lawful attorneys in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, including amendments, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated below.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ MICHAEL D. SLESSOR	President, Chief Executive Officer and Director	February 18, 2022
Michael D. Slessor
Principal Financial Officer and Principal Accounting Officer:
/s/ SHAI SHAHAR	Chief Financial Officer	February 18, 2022
Shai Shahar

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Additional Directors:

/s/ LOTHAR MAIER	Director	February 18, 2022
Lothar Maier

/s/ JORGE TITINGER	Director	February 18, 2022
Jorge Titinger

/s/ KELLEY STEVEN-WAISS	Director	February 18, 2022
Kelley Steven-Waiss

/s/ SHERI RHODES	Director	February 18, 2022
Sheri Rhodes

/s/ RAYMOND LINK	Director	February 18, 2022
Raymond Link

/s/ REBECA OBREGON-JIMENEZ	Director	February 18, 2022
Rebeca Obregon-Jimenez

/s/ THOMAS ST. DENNIS	Director	February 18, 2022
Thomas St. Dennis

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FormFactor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of inventory excess and obsolescence

As discussed in notes 2 and 3 to the consolidated financial statements, the Company’s net inventories were $111.5 million as of December 25, 2021, and inventory write-downs totaled $15.5 million for the year ended December 25, 2021. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog or other factors indicate future consumption.

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
Portland, Oregon
February 18, 2022

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 25, 2021	December 26, 2020

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$151,010	$187,225
Marketable securities	125,055	67,810
Accounts receivable, net	115,541	107,603
Inventories, net	111,548	99,229
Restricted cash	2,233	1,904
Prepaid expenses and other current assets	18,652	23,303
Total current assets	524,039	487,074
Restricted cash	2,099	1,969
Operating lease, right-of-use-assets	35,210	30,756
Property, plant and equipment, net	146,555	104,103
Goodwill	212,299	212,761
Intangibles, net	36,342	59,147
Deferred tax assets	61,995	66,242
Other assets	1,981	1,165
Total assets	$1,020,520	$963,217
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,862	$62,045
Accrued liabilities	50,836	55,342
Current portion of term loans, net of unamortized issuance cost of $5 and $5	8,931	9,516
Deferred revenue	23,224	20,964
Operating lease liabilities	7,901	6,704
Total current liabilities	148,754	154,571
Term loans, less current portion, net of unamortized issuance cost of $65 and $70	15,434	24,978
Deferred tax liabilities	3,623	5,346
Long-term operating lease liabilities	31,009	27,996
Other liabilities	5,920	6,242
Total liabilities	204,740	219,133

Stockholders' equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 78,240,506 and 77,437,997 shares issued and outstanding	78	78
Additional paid-in capital	898,945	903,838
Accumulated other comprehensive income (loss)	(1,449)	5,886
Accumulated deficit	(81,794)	(165,718)
Total stockholders' equity	815,780	744,084
Total liabilities and stockholders' equity	$1,020,520	$963,217

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands, except per share data)
Revenues	$769,674	$693,616	$589,464
Cost of revenues	446,907	405,696	351,968
Gross profit	322,767	287,920	237,496
Operating expenses:
Research and development	100,937	89,034	81,499
Selling, general and administrative	123,792	115,098	106,335
Total operating expenses	224,729	204,132	187,834
Operating income	98,038	83,788	49,662
Interest income	569	1,501	2,714
Interest expense	(602)	(864)	(1,915)
Other income, net	495	750	602
Income before income taxes	98,500	85,175	51,063
Provision for income taxes	14,576	6,652	11,717
Net income	$83,924	$78,523	$39,346
Net income per share:
Basic	$1.08	$1.02	$0.52
Diluted	$1.06	$0.99	$0.51
Weighted-average number of shares used in per share calculations:
Basic	77,787	76,681	74,994
Diluted	79,133	79,001	77,286

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Net income	$83,924	$78,523	$39,346
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(5,995)	5,131	(1,028)
Unrealized gains (losses) on available-for-sale marketable securities	(598)	226	316
Unrealized gains (losses) on derivative instruments	(742)	1,188	(727)
Other comprehensive income (loss), net of tax	(7,335)	6,545	(1,439)
Comprehensive income	$76,589	$85,068	$37,907

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Shares	Amount

	(In thousands, except shares)
Balances, December 29, 2018	74,139,712	$74	$862,897	$780	$(283,587)	$580,164
Issuance of common stock under the Employee Stock Purchase Plan	544,271	1	6,806	—	—	6,807
Issuance of common stock pursuant to exercise of options for cash	162,956	—	1,176	—	—	1,176
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	918,051	1	(8,026)	—	—	(8,025)
Stock-based compensation	—	—	22,968	—	—	22,968
Other comprehensive loss	—	—	—	(1,439)	—	(1,439)
Net income	—	—	—	—	39,346	39,346
Balances, December 28, 2019	75,764,990	76	885,821	(659)	(244,241)	640,997
Issuance of common stock under the Employee Stock Purchase Plan	485,566	—	7,875	—	—	7,875
Issuance of common stock pursuant to exercise of options for cash	255,769	1	2,134	—	—	2,135
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	931,672	1	(15,451)	—	—	(15,450)
Stock-based compensation	—	—	23,459	—	—	23,459
Other comprehensive income	—	—	—	6,545	—	6,545
Net income	—	—	—	—	78,523	78,523
Balances, December 26, 2020	77,437,997	78	903,838	5,886	(165,718)	744,084
Issuance of common stock under the Employee Stock Purchase Plan	378,584	—	9,809	—	—	9,809
Issuance of common stock pursuant to exercise of options for cash	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	946,325	1	(20,604)	—	—	(20,603)
Purchase and retirement of common stock	(622,400)	(1)	(24,037)	—	—	(24,038)
Stock-based compensation	—	—	29,095	—	—	29,095
Other comprehensive loss	—	—	—	(7,335)	—	(7,335)
Net income	—	—	—	—	83,924	83,924
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Cash flows from operating activities:
Net income	$83,924	$78,523	$39,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,772	20,694	17,185
Amortization	18,747	27,991	27,672
Amortization (accretion) of discount on investments	403	(2)	(365)
Reduction in the carrying amount of right-of-use assets	7,172	5,955	5,269
Stock-based compensation expense	29,384	23,830	23,176
Amortization of debt issuance costs	5	32	160
Deferred income tax provision (benefit)	3,869	(562)	4,954
Provision for excess and obsolete inventories	15,544	13,117	10,421
Acquired inventory step-up amortization	723	838	465
Loss on disposal of long-lived assets	449	451	486
Non-cash restructuring charges	1,646	—	—
Gain on contingent consideration	(95)	(2,879)	—
Foreign currency transaction losses (gains)	1,577	(968)	408
Loss on derivative instruments	—	372	110
Changes in assets and liabilities:
Accounts receivable	(9,086)	(3,545)	481
Inventories	(31,655)	(22,191)	(14,295)
Prepaid expenses and other current assets	3,808	(6,207)	230
Other assets	(326)	179	(441)
Accounts payable	(6,589)	16,788	(27)
Accrued liabilities	(725)	13,892	7,517
Other liabilities	285	362	166
Deferred revenues	1,974	8,901	3,130
Operating lease liabilities	(7,442)	(6,315)	(5,000)
Net cash provided by operating activities	139,364	169,256	121,048
Cash flows from investing activities:
Acquisition of property, plant and equipment	(66,496)	(55,865)	(20,847)
Acquisition of business, net of cash acquired	—	(51,880)	(20,524)
Proceeds from sale of subsidiary	—	82	132
Purchases of marketable securities	(149,979)	(51,224)	(76,327)
Proceeds from maturities of marketable securities	91,734	59,965	51,214
Net cash used in investing activities	(124,741)	(98,922)	(66,352)
Cash flows from financing activities:
Proceeds from issuances of common stock	10,653	10,010	8,093
Purchase of common stock through stock repurchase program	(24,038)	—	—
Tax withholdings related to net share settlements of equity awards	(20,604)	(15,450)	(8,025)
Proceeds from term loan	—	18,000	23,354
Payments on term loan	(9,337)	(43,417)	(30,000)
Payment of term loan issuance costs	—	(78)	—
Payment of contingent consideration	(3,873)	—	—
Net cash used in financing activities	(47,199)	(30,935)	(6,578)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,180)	3,762	(727)
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,756)	43,161	47,391
Cash, cash equivalents and restricted cash, beginning of year	191,098	147,937	100,546
Cash, cash equivalents and restricted cash, end of year	$155,342	$191,098	$147,937

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019

	(In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease, right-of-use assets obtained in exchange for lease obligations	$12,254	$1,912	$36,709
Contingent consideration payable related to FRT acquisition	—	—	5,364
Increase in accounts payable and accrued liabilities related to property, plant and equipment purchases	2,711	2,545	866

Supplemental disclosure of cash flow information:
Income taxes paid, net	$7,957	$9,150	$4,324
Cash paid for interest	643	867	1,405
Operating cash outflows from operating leases	8,520	7,546	6,713

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$151,010	$187,225	$144,545
Restricted cash, current	2,233	1,904	1,981
Restricted cash	2,099	1,969	1,411
Total cash, cash equivalents and restricted cash	$155,342	$191,098	$147,937

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Nature of Business

FormFactor, Inc. was incorporated in Delaware on April 15, 1993 and is headquartered in Livermore, California. We are a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and physical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance and advancing yield knowledge.

Design, development and manufacturing operations are located in Livermore, San Jose, Carlsbad, and Baldwin Park, California, Beaverton, Oregon and Boulder, Colorado, United States and Bergisch Gladbach, Munich and Thiendorf, Germany, and sales, service and support operations are located in the United States, Germany, France, Italy, South Korea, Japan, Taiwan, China and Singapore.

Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 25, 2021, December 26, 2020 and December 28, 2019, each consisted of 52 weeks, respectively.

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

Certain other of our foreign subsidiaries use the U.S. Dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currencies of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Income as a component of Other income, net as incurred.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Estimates may change as new information is obtained. We believe that the estimates, assumptions and judgments involved in revenue recognition, fair value of marketable securities, fair value of derivative financial instruments used to hedge both foreign currency and interest rate exposures, allowance for credit losses, reserves for product warranty, valuation of obsolete and slow moving inventory, assets acquired and liabilities assumed in business combinations, legal contingencies, valuation of goodwill, the assessment of recoverability of long-lived assets, valuation and recognition of stock-based compensation, loss contingencies, provision for income taxes and valuation of deferred tax assets have the greatest potential impact on our consolidated financial statements. Actual results could differ from those estimates.

Business Acquisitions
Our consolidated financial statements include the operations of acquired businesses after the completion of their respective acquisitions. We account for acquired businesses using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
that the fair value of acquired intangibles be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill.

Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We classify our available-for-sale marketable securities as current assets because they represent investments of cash available for current operations. As a result, the Company recorded all its marketable securities in short-term investments regardless of the contractual maturity date of the securities. Furthermore, we report them at fair value with the related unrealized gains and losses included in Accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. Any unrealized losses which are considered to be other-than-temporary are recorded in Other income, net, in the Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in Other income, net, in the Consolidated Statements of Income.

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in Accumulated other comprehensive income (loss) in our Consolidated Balance Sheets. We did not record an allowance for credit losses related to our available-for-sale investments during fiscal 2021.

Foreign Exchange Management
We transact business in various foreign currencies. We enter into forward foreign exchange contracts in an effort to mitigate the risks associated with currency fluctuations on certain foreign currency balance sheet exposures and certain operational costs denominated in local currency impacting our statement of income. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income, net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. We do not use derivative financial instruments for trading or speculative purposes.

Accounts Receivable and Allowance for Credit Losses
The majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers throughout the world, are recorded at their invoiced amount and do not bear interest.

In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for credit losses accounts is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expense.

Activity related to our allowance for credit losses was as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Balance at beginning of year	$248	$222	$185
Charges (reversals) to costs and expenses	(53)	26	37
Balance at end of year	$195	$248	$222

Inventories
We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or net realizable value. We regularly assess the value of our inventory and will periodically write down its value for

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimated excess inventory and product obsolescence based upon an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog and other factors indicate future consumption. On a quarterly basis, we review existing inventory quantities in comparison to our past consumption, recent purchases, backlog and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we record an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when we have excess and/or obsolete inventory. Once the value is adjusted, the original cost of our inventory, less the related inventory write-down, represents the new cost basis. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold. Shipping and handling costs are classified as a component of Cost of revenues in the Consolidated Statements of Income.

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

Inventory write downs totaled $15.5 million, $13.1 million and $10.4 million for fiscal 2021, 2020 and 2019, respectively.

Restricted Cash
Restricted cash is comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases, customer deposits, temporary customs import permits, and environmental remediation.

Property, Plant, and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is recorded on a straight-line method. Machinery and equipment, computer equipment and software, and furniture and fixtures are depreciated over 3 to 5 years. Building and building improvements are depreciated over 30 years. Leasehold improvements are amortized over 7 years. Construction-in-progress assets are not depreciated until the assets are placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss, if any, is reflected in Operating income in our Consolidated Statements of Income.

Leases
The Company determines if an arrangement is a lease at its inception. Right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments considering the term of the lease, which is derived from information available at the lease commencement date. The lease term includes renewal options when it is reasonably certain that the option will be exercised and excludes termination options. To the extent that the Company’s agreements have variable lease payments, the Company includes variable lease payments that depend on an index or a rate and excludes those that depend on facts or circumstances occurring after the commencement date, other than the passage of time.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We perform our annual goodwill impairment test in the fourth quarter of each year by assessing qualitative factors, including, but not limited to an assessment of our market capitalization, which was significantly higher than our book value. Based on these tests, we determined that the quantitative impairment test was not required and no impairment charges were recorded in fiscal 2021, 2020 or 2019.

The evaluation of goodwill for impairment requires the exercise of judgment. In the event of future changes in business conditions, we will be required to reassess and update our forecasts and estimates used in future impairment analysis. If the results of these analysis are lower than current estimates, a material impairment charge may result at that time.

See Note 10, Goodwill and Intangible Assets, for additional information.

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

See Note 10, Goodwill and Intangible Assets, for additional information.

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

The following customers represented 10% or more of our revenues:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Intel Corporation	20.4%	31.5%	25.3%
Samsung Electronics Co., LTD.	11.4%	*	11.5%
* Less than 10% of revenues.

At December 25, 2021, one customer accounted for 13.8% of gross accounts receivable. At December 26, 2020, two customers accounted for 15.3% and 13.7% of gross accounts receivable, respectively. No other customers accounted for 10% or more of gross accounts receivable for these fiscal period ends.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our products may be customized to our customers’ specifications, however, control of our product is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition is not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive. In certain instances control of products is transferred to the customer over time based on performance and in those instances we utilize an appropriate input or output measure to determine to what extent control has transferred to the customer. Judgment may be required in determining an appropriate measure of performance.

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, we evaluate whether the price is subject to refund or adjustment to determine the net consideration to which we expect to be entitled. We generally do not grant return privileges, except for defective products during the warranty period. Sales incentives and other programs that we may make available to our customers are considered to be a form of variable consideration, which is estimated in determining the contract’s transaction price to be allocated to the performance obligations.

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

Transaction price allocated to the remaining performance obligations: On December 25, 2021, we had $7.8 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 79.5% of our remaining performance obligations as revenue in fiscal 2022, approximately 16.2% in fiscal 2023, and approximately 4.3% in fiscal 2024 and thereafter. The foregoing excludes the value of remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract assets as of December 25, 2021 and December 26, 2020 were $0.9 million and $3.7 million, respectively, and are reported on the Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities totaled $24.2 million and $22.2 million at December 25, 2021 and December 26, 2020, respectively. During fiscal 2021, we recognized $17.8 million of revenue that was included in contract liabilities as of December 26, 2020.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 16, Segments and Geographic Information, for further details.

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

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Balance at beginning of year	$3,918	$1,942	$2,102
Accruals	5,759	5,727	3,881
Settlements	(6,872)	(3,751)	(4,041)
Balance at end of year	$2,805	$3,918	$1,942

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Stock-Based Compensation
We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our Consolidated Statements of Income. The fair value of stock options is measured using the Black-Scholes option pricing model, while the fair value for restricted stock units (“RSUs”) is measured based on the closing market price of our common stock on the date of grant. The fair value of Performance RSUs (“PRSU”) is based on certain market performance criteria and is measured using a Monte Carlo simulation pricing model.

See Note 12, Stockholders' Equity, and Note 13, Stock-Based Compensation, for additional information.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, RSUs and common stock subject to repurchase.

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Weighted-average shares used in computing basic net income per share	77,787	76,681	74,994
Add potentially dilutive securities	1,346	2,320	2,292
Weighted-average shares used in computing basic and diluted net income per share	79,133	79,001	77,286

Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) (“OCI”) includes the following items, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	December 25, 2021	December 26, 2020
Unrealized losses on available-for-sale marketable securities	$(724)	$(126)
Translation adjustments and other	(811)	5,184
Unrealized gains on derivative instruments	86	828
Accumulated other comprehensive income (loss)	$(1,449)	$5,886

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3—Balance Sheet Components

Marketable Securities
Marketable securities consisted of the following (in thousands):

December 25, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$39,128	$—	$(143)	$38,985
Commercial paper	32,174	—	(13)	32,161
Corporate bonds	52,832	29	(151)	52,710
Certificate of deposit	1,200	1	(2)	1,199
	$125,334	$30	$(309)	$125,055

December 26, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$40,602	$124	$—	$40,726
Corporate bond	24,156	176	(2)	24,330
Certificate of deposit	2,160	19	—	2,179
U.S. agency securities	575	—	—	575
	$67,493	$319	$(2)	$67,810

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized gains and losses in fiscal 2021 and 2020 were caused primarily by changes in interest rates.

The longer the duration of marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We anticipate recovering the full cost of the securities either as market conditions improve, or as the securities mature. Accordingly, we believe that the unrealized losses are not as a result of a credit loss. As of December 25, 2021 and December 26, 2020, gross unrealized losses related to our marketable securities portfolio were not material.

The contractual maturities of marketable securities were as follows (in thousands):

	December 25, 2021		December 26, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$75,804	$75,778	$50,500	$50,679
Due after one year to five years	49,530	49,277	16,993	17,131
	$125,334	$125,055	$67,493	$67,810

See also Note 9, Fair Value.

Inventories, net
Inventories consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Raw materials	$57,673	$48,122
Work-in-progress	35,935	30,806
Finished goods	17,940	20,301
	$111,548	$99,229

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Land	$4,751	$4,751
Building and building improvements	41,722	—
Machinery and equipment	252,632	226,185
Computer equipment and software	44,667	36,361
Furniture and fixtures	7,293	6,894
Leasehold improvements	82,266	79,144
Sub-total	433,331	353,335
Less: Accumulated depreciation and amortization	(312,700)	(294,468)
Net property, plant and equipment	120,631	58,867
Construction-in-progress	25,924	45,236
Total	$146,555	$104,103

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Accrued compensation and benefits	$29,706	$33,110
Accrued employee stock purchase plan contributions withheld	4,693	4,240
Accrued warranty	2,805	3,918
Accrued income and other taxes	8,086	6,976
Accrued restructuring charges	2,478	—
Accrued contingent consideration	—	4,012
Other accrued expenses	3,068	3,086
	$50,836	$55,342

Note 4—Acquisitions

High Precision Devises, Inc. (“HPD”) Acquisition
On October 19, 2020, we acquired 100% of the shares of HPD for total consideration of $16.9 million, net of cash acquired of $1.7 million, which included an adjustment for changes in working capital. This acquisition brought highly specialized skills and know-how to address the unique test challenges within the emerging quantum computing, superconducting computing, and ultra-sensitive sensor markets which operate at temperatures as low as 30 millikelvin.

The acquisition was accounted for using the acquisition method of accounting, with FormFactor treated as the acquirer. The acquired assets and liabilities of HPD were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

Our Consolidated Statements of Income include the financial results of HPD subsequent to the acquisition date of October 19, 2020. Revenue in fiscal 2020 related to HPD subsequent to the acquisition date that was included in our Consolidated Statements of Income was not material.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s assumptions as of the acquisition date. We subsequently made certain immaterial adjustments within the measurement period to the acquisition price allocation as a result of finalization of our valuation of identifiable assets and liabilities. The purchase price allocated to the underlying assets acquired, including goodwill and intangibles, and liabilities assumed based on the final amounts are as follows (in thousands):`

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amount
Cash and cash equivalents	$1,680
Accounts receivable	1,017
Inventory	3,047
Property, plant and equipment	669
Operating lease, right-of-use-assets	2,554
Prepaid expenses and other assets	916
Tangible assets acquired	9,883
Deferred revenue	(2,529)
Accounts payable and accrued liabilities	(1,268)
Operating lease liabilities	(2,554)
Deferred tax liability	(2,400)
Total net tangible assets acquired and liabilities assumed	1,132
Intangible assets	11,520
Goodwill	5,908
Net assets acquired	$18,560

The intangible assets as of the acquisition date included (in thousands):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$7,500	10.0
Customer relationships	3,600	5.0
Order backlog	200	0.5
Trade names	220	5.0
Total intangible assets	$11,520	8.2

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

Developed technologies acquired primarily consist of existing technology related to cryogenic probe stations, Adiabatic Demagnetization Refrigerator (“ADR”), and continuous ADR cryostats and similar tools, and technology related to other cryogenic applications. We valued the developed technologies using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Baldwin Park Acquisition
On July 30, 2020, we acquired the probe card assets of Advantest Corporation for total cash consideration of $35.0 million. This acquisition brought important enabling technologies and capabilities for designing and manufacturing advanced probe cards, and adds a complementary 3D-NAND Flash probe-card product that is qualified and in production at one of the world's leading NAND Flash manufacturers.

The acquisition was accounted for using the acquisition method of accounting, with FormFactor treated as the acquirer. The acquired assets and liabilities of Baldwin Park were recorded at their respective fair values including an amount for goodwill representing the difference between the acquisition consideration and the fair value of the identifiable net assets.

Our Consolidated Statements of Income include the financial results of Baldwin Park subsequent to the acquisition date of July 30, 2020. Revenue in fiscal 2020 related to Baldwin Park subsequent to the acquisition date that was included in our Consolidated Statements of Income was not material.

The acquisition price was allocated to the tangible and identified intangible assets acquired and liabilities assumed as of the closing date of the acquisition based upon their respective fair values. The fair values assigned to assets acquired and liabilities assumed were based on management’s assumptions as of the acquisition date. We subsequently made certain immaterial adjustments within the measurement period to the acquisition price allocation as a result of finalization of our valuation of identifiable assets and liabilities. The purchase price allocated to the underlying assets acquired, including goodwill and intangibles, and liabilities assumed based on the final amounts are as follows (in thousands):

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Developed technologies acquired consists of existing technology related to 3D NAND Flash probe cards and the value of cost savings expected to be derived from Low Temperature Co-fired Ceramic (“LTCC”) technology. We valued the developed technology related to 3D NAND Flash using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return. We valued the LTCC developed technology asset using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the LTCC capability in place on the acquisition date versus having no capability in place and needing to replicate or replace that capability. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

In-process research and development (“IPR&D”) acquired primarily consists of research and development projects that were in process at the time of acquisition related to technologies used in DRAM probe cards. Once these projects are complete they will be placed in developed technologies and amortized over their useful lives. We valued the IPR&D using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

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

FRT GmbH Acquisition
On October 9, 2019, we acquired 100% of the shares of FRT, a German-based company, for total consideration of $26.9 million, net of cash acquired of $1.7 million. The fair value of the purchase consideration was comprised of a $22.2 million cash payment and $6.5 million of contingent consideration. The contingent consideration was a cash amount equal to 1.5x Earnings Before Interest and Tax (“EBIT”) as defined in the purchase agreement, from a minimum of zero up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration include estimating the probability of achieving certain EBIT levels and discounting at an appropriate discount rate. See Note 9, Fair Value, for additional information. This acquisition strengthened our leadership in test and measurement by expanding our addressable market into 3D hybrid surface metrology and extending the optical applications scope of our existing Systems segment.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Developed technologies acquired primarily consist of existing technology related to hybrid 3D surface metrology measurement equipment. We valued the developed technologies using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return.

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

Note 5—Debt

Our debt consisted of the following (in thousands):

	December 25, 2021	December 26, 2020
Term loans	$24,435	$34,569
Less unamortized issuance costs	(70)	(75)
Term loans less issuance costs	$24,365	$34,494

CMI Term Loan
On June 24, 2016, we entered into a Credit Agreement (the “Credit Agreement”) with HSBC Bank USA, National Association (“HSBC”), as administrative agent, co-lead arranger, sole bookrunner and syndication agent, other lenders that may from time-to-time be a party to the Credit Agreement, and certain guarantors. Pursuant to the Credit Agreement, the lenders provided us with a senior secured term loan facility of $150 million (the “CMI Term Loan”). The proceeds of the CMI Term Loan were used to finance a portion of the purchase price paid in connection with the Cascade Microtech acquisition in fiscal 2016 and to pay related bank fees and expenses.

The CMI Term Loan bore interest at a rate equal to, at our option, (i) the applicable London Interbank Offered Rate (“LIBOR”) rate plus 2.00% per annum or (ii) Base Rate (as defined in the Credit Agreement) plus 1.00% per annum. We elected to pay interest at 2.00% over the one-month LIBOR rate. Interest payments were payable in quarterly installments over a five-year period.

The principal payments on the CMI Term Loan were scheduled to be paid in equal quarterly installments that began June 30, 2016, in an annual amount equal to 5% for year one, 10% for year two, 20% for year three, 30% for year four and 35% for year

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
five. We accelerated payments of these scheduled amounts and made the final payment on the CMI Term Loan on June 30, 2020, approximately one year before the original maturity. We are no longer subject to the terms of the Credit Agreement.

FRT Term Loan
On October 25, 2019, we entered into a euro denominated $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”) with HSBC Trinkaus & Burkhardt AG, Germany, to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019. See Note 4, Acquisitions, for further details of the acquisition.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75 % per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at December 25, 2021 was 1.20%.

The obligations under the FRT Term Loan are fully and unconditionally guaranteed by FormFactor, Inc. The FRT Term Loan contains negative covenants customary for financing of this type, including covenants that place limitations on the incurrence of additional indebtedness, the creation of liens, the payment of dividends; dispositions; fundamental changes, including mergers and acquisitions; loans and investments; sale leasebacks; negative pledges; transactions with affiliates; changes in fiscal year; sanctions and anti-bribery laws and regulations, and modifications to charter documents in a manner materially adverse to the Lenders. The FRT Term Loan also contains affirmative covenants and representations and warranties customary for financing of this type. As of December 25, 2021, the balance outstanding pursuant to the FRT term loan was $7.9 million.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 25, 2021 was 1.85%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap included a 0% floor that was effective for one year from the date of the swap. As of December 25, 2021, the notional amount of the loan that is subject to this interest rate swap is $16.5 million. See Note 9, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by the Union Bank in writing.

The Credit Agreement contains covenants customary for financing of this type. As of December 25, 2021, the balance outstanding pursuant to the Building Term Loan was $16.5 million.

Future principal and interest payments on our term loans as of December 25, 2021, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	2022	2023	2024	2025	2026	2027 and thereafter	Total
Term loans - principal payments	$8,935	$1,050	$1,080	$1,111	$1,142	$11,117	$24,435
Term loans - interest payments(1)	361	282	263	240	220	930	2,296
	$9,296	$1,332	$1,343	$1,351	$1,362	$12,047	$26,731

(1) Represents our minimum interest payment commitments at 1.20% per annum for the FRT Term Loan and 1.85% per annum for the Building Term Loan.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6—Leases

Our operating lease, right-of-use assets relate to real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 7 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 3 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 5.4 years at December 25, 2021 and the weighted-average discount rate was 3.74%.

The components of lease expense were as follows (in thousands):

	Lease Expense
	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease expense	$8,485	$7,468	$6,985
Short-term lease expense	180	136	142
Variable lease expense	1,842	1,574	1,286
	$10,507	$9,178	$8,413

Future minimum payments under our non-cancelable operating leases were as follows as of December 25, 2021 (in thousands):

Fiscal Year	Amount
2022	$8,594
2023	7,232
2024	6,814
2025	6,799
2026	6,008
Thereafter	8,970
Total minimum lease payments	44,417
Less: interest	(5,507)
Present value of net minimum lease payments	38,910
Less: current portion	(7,901)
Total long-term operating lease liabilities	$31,009

Note 7—Restructuring Charges

On September 25, 2021, we adopted restructuring plans to improve our business effectiveness and streamline our operations by consolidating certain manufacturing facilities for both the Probe Cards segment and the Systems segment. This includes plans to consolidate or relocate certain leased locations in the United States to other locations in the United States, Germany and Asia. As a result of these changes to certain work locations, we have incurred, and expect to incur, personnel related costs to sever, relocate, or retain select employees. Additionally, as part of these plans we are undertaking actions to adjust capacity for certain product offerings. Contract termination costs include charges to satisfy contract obligations. The amounts accrued are based on our best estimates, however it is reasonably possible that the final amount paid or incurred will differ from the amount estimated in the near term. We expect the actions defined under these plans will be largely completed by the end of December 2022, except facilities charges which may extend beyond that time.

This plan is expected to result in FormFactor recording restructuring and other charges in the aggregate amount of approximately $6.0 million to $9.0 million, estimated to be comprised primarily of $1.0 million to $2.0 million of severance and employee-related costs, $2.0 million to 3.0 million in contract and lease termination costs, $1.0 million to $1.5 million in inventory impairments, and $2.0 million to $2.5 million of cost related to impairment of leasehold improvements, facility exits, and other costs. Approximately $3.0 million to $4.5 million and $3.0 million to $4.5 million is expected within the Probe Cards segment and Systems segment, respectively.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restructuring charges by reportable segment included in our Consolidated Statements of Income were as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021
	Probe Cards	Systems	Total
Cost of revenues	$2,720	$485	$3,205
Research and development	—	869	869
Selling, general and administrative	—	50	50
	$2,720	$1,404	$4,124

Changes to the restructuring accrual during December 25, 2021 were as follows (in thousands):

	Employee Severance and Benefits	Inventory Impairments	Property and Equipment Impairments	Contract Termination Costs	Total
December 26, 2020	$—	$—	$—	$—	$—
Restructuring charges	1,175	1,376	270	2,800	5,621
Adjustment to restructuring charges	(147)	—	—	(1,350)	(1,497)
Non-cash settlement	—	(1,376)	(270)	—	(1,646)
December 25, 2021	$1,028	$—	$—	$1,450	$2,478

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income, net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive income (loss) and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. At December 25, 2021, we expect to reclassify $0.5 million of the amount accumulated in other comprehensive loss to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at December 25, 2021 will mature by the fourth quarter of fiscal 2022.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides information about our foreign currency forward contracts outstanding as of December 25, 2021 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	(9,774)	$(11,579)
Euro	Sell	5,906	6,680
Japanese Yen	Sell	1,902,670	16,629
Korean Won	Buy	(1,901,547)	(1,603)
Taiwan Dollar	Sell	47,548	1,718
Total USD notional amount of outstanding foreign exchange contracts			$11,845

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains (losses) related to non-designated derivative instruments in the Consolidated Statements of Income were as follows (in thousands):

	Location of Gain (Loss) Recognized on Derivatives	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments		December 25, 2021	December 26, 2020	December 28, 2019
Foreign exchange forward contracts	Other income, net	$1,585	$(1,437)	$248

The location and amount of gains (losses) related to derivative instruments designated as cash flow hedges on our Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income
Fiscal 2021	$(1,096)	Cost of revenues	$184
		Research and development	3
		Selling, general and administrative	64
			$251

Fiscal 2020	$1,142	Cost of revenues	$89
		Research and development	77
		Selling, general and administrative	25
			$191

Fiscal 2019	$93	Cost of revenues	$(526)
		Research and development	(75)
		Selling, general and administrative	(172)
			$(773)

Interest Rate Swaps
Pursuant to our interest rate and risk management strategy, during fiscal 2016 we entered into an interest rate swap agreement with HSBC and other lenders to hedge the interest payments on the CMI Term Loan for the notional amount of $95.6 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into these interest-rate swap agreements to hedge the exposure in interest rate risks associated with the movement in LIBOR rates. By entering into the agreements, we converted a floating rate interest at one-month LIBOR plus 2.00% into a fixed rate interest at 2.94%. The interest rate swap agreement ended as of March 28, 2020.

During fiscal 2020 we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
rate interest at 2.75%. The interest rate swap also included a 0% floor that was effective for one year from the date of the swap. As of December 25, 2021, the notional amount of the loan that is subject to this interest rate swap was $16.5 million. See Note 5, Debt, for additional information.

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

The impact of the interest rate swaps on the Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Fiscal 2021	$451	Other income, net	$(154)
Fiscal 2020	(119)	Other income, net	(64)
Fiscal 2019	(86)	Other income, net	548

See also Note 9, Fair Value.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during fiscal 2021, 2020 or 2019.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Current portion of term loans, net of unamortized issuance costs approximate fair value due to their short maturities.

No changes were made to our valuation techniques during fiscal 2021.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contingent Consideration
Contingent consideration, arising from the acquisition of FRT (see Note 4, Acquisitions), was a cash amount equal to 1.5x EBIT as defined in the purchase agreement, up to a maximum of €10.3 million, payable subject to the performance of the acquired business in calendar 2020. We estimated the fair value of contingent consideration using a probability weighted approach. Key assumptions in determining the fair value of contingent consideration included estimating EBIT levels that we believed as of the acquisition date were likely to be achieved during the performance period, discounted to present value at an appropriate discount rate. In the second quarter of fiscal 2021, we paid $3.9 million in contingent consideration in satisfaction of our obligation under the purchase agreement, resulting in a $0.1 million credit to Selling, general and administrative expense with the remaining change from December 26, 2020 resulting from foreign currency translation.

Assets and liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

December 25, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,526	$—	$—	$9,526
U.S. treasuries	2,500	—	—	2,500
Commercial paper	—	1,000	—	1,000
U.S. agency securities	—	5,556	—	5,556
	12,026	6,556	—	18,582
Marketable securities:
U.S. treasuries	38,985	—	—	38,985
Certificates of deposit	—	1,199	—	1,199
Corporate bonds	—	52,709	—	52,709
Commercial paper	—	32,162	—	32,162
	38,985	86,070	—	125,055
Interest rate swap derivative contracts	—	629	—	629
Total assets	$51,011	$93,255	$—	$144,266
Liabilities:
Foreign exchange derivative contracts	$—	$(489)	$—	$(489)
Interest rate swap derivative contracts	—	(55)	—	(55)
Total liabilities	$—	$(544)	$—	$(544)

December 26, 2020	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$43,019	$—	$—	$43,019
Marketable securities:
U.S. Treasuries	40,726	—	—	40,726
Certificates of deposit	—	2,179	—	2,179
Agency securities	—	575	—	575
Corporate bonds	—	24,330	—	24,330
	40,726	27,084	—	67,810
Foreign exchange derivative contract	—	1,057	—	1,057
Interest rate swap derivative contracts	—	57	—	57
Total assets	$83,745	$28,198	$—	$111,943
Liabilities:
Interest rate swap derivative contracts	$—	$(87)	$—	$(87)
Contingent consideration	—	—	(4,012)	(4,012)
Total liabilities	$—	$(87)	$(4,012)	$(4,099)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisitions and Note 7, Restructuring Charges, there were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2021, 2020 or 2019.

Note 10—Goodwill and Intangible Assets

Goodwill
Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 28, 2019	$172,482	$26,714	$199,196
Addition - FRT acquisition	—	975	975
Addition - Baldwin Park acquisition	5,590	—	5,590
Addition - HPD acquisition	—	4,654	4,654
Foreign currency translation	—	2,346	2,346
Goodwill, as of December 26, 2020	178,072	34,689	212,761
Addition - Baldwin Park acquisition	352	—	352
Addition - HPD acquisition	—	1,254	1,254
Foreign currency translation	—	(2,068)	(2,068)
Goodwill, as of December 25, 2021	$178,424	$33,875	$212,299

Intangible Assets
Intangible assets were as follows (in thousands):

	December 25, 2021			December 26, 2020
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$172,259	$148,784	$23,475	$176,265	$137,754	$38,511
Trade name	8,054	7,603	451	8,162	7,363	799
Customer relationships	51,270	39,254	12,016	52,488	33,378	19,110
Backlog	1,896	1,896	—	2,227	1,900	327
In-process research and development	400	—	400	400	—	400
	$233,879	$197,537	$36,342	$239,542	$180,395	$59,147

Amortization expense was included in our Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Cost of revenues	$12,269	$21,609	$20,036
Selling, general and administrative	6,478	6,382	7,636
	$18,747	$27,991	$27,672

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
2022	$9,488
2023	7,133
2024	4,533
2025	4,277
2026	3,241
Thereafter	7,270
Total	$35,942

We did not record any impairment of intangible assets in fiscal 2021, 2020 and 2019.

Note 11—Commitments and Contingencies

Leases
See Note 6, Leases.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us. We did not receive any notices of violations of environmental laws and regulations in fiscal 2021, 2020 or 2019. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property or cause property or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 25, 2021 or December 26, 2020.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 25, 2021, and as of the filing of these financial statements, we were not involved in any material legal proceedings. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources. Litigation can be expensive and disruptive to normal business operations. The results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

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

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders, if any, of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 25, 2021.

Common Stock Repurchase Program
On October 26, 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based incentive plans. The share repurchase program will expire October 28, 2022. This repurchase program replaced the previous repurchase program that expired in February 2020 to purchase up to $25.0 million of outstanding common stock. During fiscal 2021, we repurchased and retired 622,400 shares of common stock for $24.0 million and, as of December 25, 2021 $26.0 million remained available for future repurchases. During fiscal 2020 and 2019, we did not repurchase any shares.

Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan, as amended (the “2012 Plan”) which was approved by our stockholders. As amended, the 2012 Plan has authorized for issuance a total of 23.4 million shares, 4.5 million of which were available for grant as of December 25, 2021.

RSUs granted under the 2012 Plan generally vest over three years in annual tranches, though we have granted, and will continue to grant, such awards that vest over a shorter term for employee retention purposes.

The 2012 Plan provides that incentive stock options may be granted to our employees and nonqualified stock options, and all awards other than incentive stock options, may be granted to employees, directors and consultants. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. All restricted stock units and options granted under the 2012 Plan generally vest over three years and options expire after seven years, unless otherwise determined by the Compensation Committee of the Board of Directors.

Stock Options
Stock option activity was as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 26, 2020	106,000	$8.35
Options exercised	(100,000)	8.44
Outstanding at December 25, 2021	6,000	$6.93	0.6	$225,480
Vested and expected to vest at December 25, 2021	6,000	$6.93	0.6	$225,480
Exercisable at December 25, 2021	6,000	$6.93	0.6	$225,480

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units
RSUs, including Performance Restricted Stock Units (“PRSUs”) are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of RSUs is subject to the employee's continuing service. RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 26, 2020	2,840,922	$19.80
Granted	1,036,537	36.12
Vested	(1,517,402)	17.26
Canceled	(193,123)	28.28
Restricted stock units at December 25, 2021	2,166,934	28.63

The PRSUs granted in fiscal 2021, 2020 and 2019 listed below vest based on us achieving certain market performance criteria. The performance criteria are based on a metric called Total Shareholder Return (“TSR”) for the performance period of three years, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of a specific date.

All 318,100 PRSUs granted in fiscal 2018 vested in fiscal 2021. These shares achieved TSR performance that resulted in an additional 124,600 shares issued during fiscal 2021 related to the 2018 PRSU grant.

PRSU grant activity was as follows:

Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Grant Date	August 2, 2021	August 27, 2020	June 4, 2019
Performance period	July 1, 2021 - June 30, 2024	July 1, 2020 - June 30, 2023	July 1, 2019 - June 30, 2022
Number of shares	197,128	258,000	273,000
TSR as-of date	August 2, 2021	August 27, 2020	June 4, 2019
Stock-based compensation	$8.6 million	$6.9 million	$4.4 million

Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan (the “ESPP”), as amended, allows for the issuance of a total of 7,000,000 shares. The offering periods under the ESPP are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six-month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12-month offering period consists of two six-month purchase periods and the six-month offering period consists of one six-month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. We have treated the 2012 ESPP as a compensatory plan.

During fiscal 2021, employees purchased 378,584 shares under this program at a weighted average exercise price of $25.91 per share, which represented a weighted average discount of $13.53 per share from the fair value of the stock purchased. As of December 25, 2021, 1,793,072 shares remained available for issuance.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13—Stock-Based Compensation

Stock-Based Compensation Expense

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Weighted average grant date per share fair value of RSUs granted	$36.12	$25.96	$15.12
Total intrinsic value of stock options exercised	3,179	4,688	1,814
Fair value of RSUs vested	54,948	42,597	23,450

Pre-tax stock-based compensation expense by financial statement line and related tax benefit in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Stock-based compensation expense included in:
Cost of revenues	$5,200	$3,951	$4,055
Research and development	7,583	5,824	6,367
Selling, general and administrative	16,601	14,055	12,754
Total stock-based compensation	$29,384	$23,830	$23,176
Stock-based compensation tax benefit	$6,118	$4,962	$911

Unrecognized Stock-Based Compensation Expense
Unrecognized stock-based compensation expense at December 25, 2021 consisted of the following (in thousands):

	Unrecognized Expense	Weighted Average Recognition Period (Years)
Restricted stock units	$36,055	2.2
Performance restricted stock units	10,126	2.1
Employee stock purchase plan	452	0.1
Total unrecognized stock-based compensation expense	$46,633	2.1

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valuation Assumptions

The following assumptions were used in estimating the fair value of PRSUs:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
PRSUs:
Dividend yield	—%	—%	—%
Expected volatility	52.5%	52.0%	47.3%
Risk-free interest rate	0.3%	0.2%	1.8%
Expected life (in years)	2.9	2.8	3.1

The following assumptions were used in estimating the fair value of shares under the Employee Stock Purchase Plan:

Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	33.6% - 74.4%	30.4% - 74.4%	36.6% - 59.5%
Risk-free interest rate	0.1% - 1.5%	0.1% - 1.5%	2.0% - 2.5%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Note 14—Income Taxes

Components of Income Before Income Taxes
The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
United States	$74,298	$72,950	$41,115
Foreign	24,202	12,225	9,948
	$98,500	$85,175	$51,063

Provision for Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Current provision:
Federal	$2,334	$1,799	$179
State	712	1,194	2,302
Foreign	7,661	4,278	4,202
	10,707	7,271	6,683
Deferred provision (benefit):
Federal	4,651	1,472	8,128
State	522	(267)	(1,898)
Foreign	(1,304)	(1,824)	(1,196)
	3,869	(619)	5,034
Total provision for income taxes	$14,576	$6,652	$11,717

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 21% and the provision from income taxes (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
U.S. statutory federal tax rate	$20,685	$17,887	$10,723
State taxes and credits, net of federal benefit	811	663	441
Stock-based compensation	(6,118)	(4,962)	(911)
Research and development credits	(7,153)	(6,576)	(6,436)
Foreign taxes at rates different than the U.S.	2,286	415	1,454
Other permanent differences	2,043	400	(148)
Global intangible low-taxed income	—	—	1,369
Foreign derived intangible income	(2,486)	(3,668)	—
Change in valuation allowance	2,231	1,862	2,567
Other	2,277	631	2,658
Total	$14,576	$6,652	$11,717

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed.

Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 25, 2021	December 26, 2020
Tax credits	$41,650	$42,927
Inventory reserve	13,691	13,401
Other reserves and accruals	8,523	8,610
Non-statutory stock options	2,837	2,794
Lease liability	6,717	6,934
Depreciation and amortization	17,912	20,961
Net operating loss carryforwards	18,395	18,421
Gross deferred tax assets	109,725	114,048
Valuation allowance	(40,698)	(38,466)
Total deferred tax assets	69,027	75,582
Right of use asset	(5,910)	(6,074)
Acquired intangibles and fixed assets	(4,522)	(8,395)
Unrealized investment gains	(105)	(106)
Tax on undistributed earnings	(118)	(110)
Total deferred tax liabilities	(10,655)	(14,685)
Net deferred tax assets	$58,372	$60,897

We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 25, 2021, we maintained a valuation allowance of $40.7 million, primarily related to California deferred tax assets and foreign tax credit carryovers, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings in both our U.S. and non-U.S. jurisdictions, support our decision to not record a valuation allowance on other deferred tax assets.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Tax Credits and Carryforwards
Tax credits and carryforwards available to us at December 25, 2021 consisted of the following (in thousands):

	Amount	Latest Expiration Date
Federal research and development tax credit	$34,838	2024-2041
Foreign tax credit carryforwards	1,029	2022-2027
California research credits	46,993	Indefinite
State net operating loss carryforwards	250,472	2022-Indefinite
Singapore net operating loss carryforwards	6,331	Indefinite

Undistributed Earnings
As of December 25, 2021, unremitted earnings of foreign subsidiaries was estimated at $45.0 million. We intend to permanently invest $10.0 million of undistributed earnings indefinitely outside of the U.S. To the extent we repatriate the remaining $35.0 million of undistributed foreign earnings to the U.S., we established a deferred tax liability of $0.1 million for foreign withholding taxes. Our estimates are provisional and subject to change because of the complexity and variety of assumptions necessary to compute the tax.

Unrecognized Tax Benefits
We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Unrecognized tax benefit, beginning balance	$32,497	$28,800	$25,224
Additions based on tax positions related to the current year	3,201	3,072	3,679
Additions based on tax positions from prior years	124	702	—
Reductions for tax positions of prior years	—	—	(5)
Reductions due to lapse of the applicable statute of limitations	(77)	(77)	(98)
Unrecognized tax benefit, ending balance	$35,745	$32,497	$28,800

Interest and penalties recognized as a component of provision for income taxes	$40	$50	$59
Interest and penalties accrued at period end	188	204	212

Of the unrecognized tax benefits at December 25, 2021, $17.5 million would impact the effective tax rate if recognized.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 25, 2021, changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

At December 25, 2021, our tax years 2018 through 2021, 2017 through 2021 and 2016 through 2021, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15—Employee Benefit Plans

We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The total charge to net income under the 401(k) plan for fiscal 2021, 2020 and 2019 aggregated $2.7 million, $2.2 million and $2.1 million, respectively.

Note 16—Segments and Geographic Information

We operate in two reportable segments consisting of the Probe Cards Segment and the Systems Segment.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

The following table summarizes the operating results by reportable segment (dollars in thousands):

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$633,281	$136,393	$—	$769,674
Gross profit	279,873	65,834	(22,940)	322,767
Gross margin	44.2%	48.3%	—%	41.9%

	Fiscal 2020
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$581,739	$111,877	$—	$693,616
Gross profit	263,215	51,835	(27,130)	287,920
Gross margin	45.2%	46.3%	—%	41.5%

	Fiscal 2019
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$491,363	$98,101	$—	$589,464
Gross profit	211,382	50,927	(24,813)	237,496
Gross margin	43.0%	51.9%	—%	40.3%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, share-based compensation expense, acquisition-related costs, including charges related to inventory and fixed assets stepped up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue, by geographic region, as a percentage of total revenues based upon ship-to location:

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Taiwan	24.2%	21.7%	14.7%
China	21.2	25.2	18.0
South Korea	16.0	12.5	19.8
United States	15.9	18.4	26.3
Asia-Pacific (1)	11.5	4.8	3.7
Europe	5.7	9.5	7.0
Japan	4.7	6.3	8.9
Rest of World	0.8	1.6	1.6
Total Revenues	100.0%	100.0%	100.0%

(1)Asia-Pacific includes all countries in the region except Taiwan, South Korea, China, and Japan, which are disclosed separately.

The following table summarizes revenue by market (in thousands):

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Foundry & Logic	$435,812	$446,183	$318,552
DRAM	156,049	109,734	147,257
Flash	41,420	25,822	25,554
Systems	136,393	111,877	98,101
Total revenues	$769,674	$693,616	$589,464

The following table summarizes revenue by timing of revenue recognition (in thousands):

	Fiscal Year Ended
	December 25, 2021			December 26, 2020			December 28, 2019
	Probe Cards	Systems	Total	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Products transferred at a point in time	$630,038	$124,788	$754,826	$579,569	$104,858	$684,427	$488,925	$93,837	$582,762
Services transferred over time	3,243	11,605	14,848	2,170	7,019	9,189	2,438	4,264	6,702
Total	$633,281	$136,393	$769,674	$581,739	$111,877	$693,616	$491,363	$98,101	$589,464

Long-lived assets, comprised of Operating lease, Right-of-use assets, Property, plant and equipment, net, Goodwill and Intangibles, net, reported based on the location of the asset was as follows (in thousands):

	December 25, 2021	December 26, 2020	December 28, 2019
United States	$372,338	$347,654	$287,600
Europe	47,700	51,791	52,309
Asia-Pacific	10,368	7,322	7,064
Total	$430,406	$406,767	$346,973

Note 17—New Accounting Pronouncements

ASU 2019-12
In December 2019, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740), which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted ASU 2019-12 on a prospective basis on December 27, 2020, the first day of fiscal 2021. The adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, Referenced Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which permits entities to apply optional expedients in Topic 848 to derivative instruments modified because of discounting transition resulting from reference rate reform. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company has not yet applied the relief afforded by these standard amendments and is currently assessing contracts that will require modification due to reference rate reform to which these standard amendments may be applied.

ASU 2021-08
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers, as if it had originated the contracts. This approach differs from the current requirement to measure contract assets and contract liabilities acquired in a business combination at fair value. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The adoption impact of the new standard will depend on the magnitude of future acquisitions. The standard will not impact acquired contract assets or liabilities from business combinations occurring prior to the adoption date.