Form 10-Q
period 2022-03-26
FORMFACTOR INC
filed 2022-05-03
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2022
Or
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

As of April 27, 2022, 78,063,870 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 26, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$167,182	$151,010
Marketable securities	129,174	125,055
Accounts receivable, net of allowance for credit losses of $194 and $195	113,505	115,541
Inventories, net	125,590	111,548
Restricted cash	2,026	2,233
Prepaid expenses and other current assets	18,671	18,652
Total current assets	556,148	524,039
Restricted cash	2,053	2,099
Operating lease, right-of-use-assets	35,764	35,210
Property, plant and equipment, net of accumulated depreciation	152,179	146,555
Goodwill	211,553	212,299
Intangibles, net	33,638	36,342
Deferred tax assets	62,746	61,995
Other assets	2,799	1,981
Total assets	$1,056,880	$1,020,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,378	$57,862
Accrued liabilities	47,438	50,836
Current portion of term loans, net of unamortized issuance costs	6,790	8,931
Deferred revenue	27,002	23,224
Operating lease liabilities	8,049	7,901
Total current liabilities	154,657	148,754
Term loans, less current portion, net of unamortized issuance costs	15,175	15,434
Deferred tax liabilities	3,131	3,623
Long-term operating lease liabilities	31,366	31,009
Other liabilities	5,878	5,920
Total liabilities	210,207	204,740

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 78,166,212 and 78,240,506 shares issued and outstanding	78	78
Additional paid-in capital	902,994	898,945
Accumulated other comprehensive loss	(4,477)	(1,449)
Accumulated deficit	(51,922)	(81,794)
Total stockholders’ equity	846,673	815,780
Total liabilities and stockholders’ equity	$1,056,880	$1,020,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenues	$197,174	$186,636
Cost of revenues	102,950	109,930
Gross profit	94,224	76,706
Operating expenses:
Research and development	27,134	24,046
Selling, general and administrative	32,906	30,015
Total operating expenses	60,040	54,061
Operating income	34,184	22,645
Interest income	138	194
Interest expense	(192)	(180)
Other income, net	192	172
Income before income taxes	34,322	22,831
Provision for income taxes	4,450	3,206
Net income	$29,872	$19,625
Net income per share:
Basic	$0.38	$0.25
Diluted	$0.38	$0.25
Weighted-average number of shares used in per share calculations:
Basic	78,246	77,598
Diluted	79,468	79,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Net income	$29,872	$19,625
Other comprehensive loss, net of tax:
Translation adjustments and other	(2,698)	(2,379)
Unrealized losses on available-for-sale marketable securities	(1,204)	(131)
Unrealized gains (losses) on derivative instruments	874	(226)
Other comprehensive loss, net of tax	(3,028)	(2,736)
Comprehensive income	$26,844	$16,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Three Months Ended March 26, 2022
Balances, December 25, 2021	78,240,506	$78	—	$—	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	157,642	—	—	—	5,645	—	—	5,645
Issuance of common stock pursuant to exercise of options	6,000	—	—	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	2,612	—	—	—	(72)	—	—	(72)
Purchase and retirement of common stock through repurchase program	(240,548)	—	—	—	(9,397)	—	—	(9,397)
Stock-based compensation	—	—	—	—	7,831	—	—	7,831
Other comprehensive loss	—	—	—	—	—	(3,028)	—	(3,028)
Net income	—	—	—	—	—	—	29,872	29,872
Balances, March 26, 2022	78,166,212	$78	—	$—	$902,994	$(4,477)	$(51,922)	$846,673

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Three Months Ended March 27, 2021
Balances, December 26, 2020	77,437,997	$78	—	$—	$903,838	$5,886	$(165,718)	$744,084
Issuance of common stock under the Employee Stock Purchase Plan	228,784	—	—	—	5,065	—	—	5,065
Issuance of common stock pursuant to exercise of options	50,000	—	—	—	422	—	—	422
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	41,749	—	—	—	(1,141)	—	—	(1,141)
Purchase of common stock through repurchase program	—	—	(136,402)	(5,738)	—	—	—	(5,738)
Stock-based compensation	—	—	—	—	6,952	—	—	6,952
Other comprehensive income	—	—	—	—	—	(2,736)	—	(2,736)
Net income	—	—	—	—	—	—	19,625	19,625
Balances, March 27, 2021	77,758,530	$78	(136,402)	$(5,738)	$915,136	$3,150	$(146,093)	$766,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$29,872	$19,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,960	6,130
Amortization	2,369	6,805
Reduction in the carrying amount of right-of-use assets	2,492	1,811
Stock-based compensation expense	7,520	7,077
Provision for excess and obsolete inventories	2,501	3,394
Non-cash restructuring charges	150	—
Other adjustments to reconcile net income to net cash provided by operating activities	32	2,140
Changes in assets and liabilities:
Accounts receivable	966	3,576
Inventories	(17,080)	(9,911)
Prepaid expenses and other current assets	(144)	3,011
Other assets	(73)	(50)
Accounts payable	10,150	5,722
Accrued liabilities	(3,120)	(12,732)
Other liabilities	87	114
Deferred revenues	3,908	(2,411)
Operating lease liabilities	(2,435)	(1,945)
Net cash provided by operating activities	44,155	32,356
Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,606)	(13,470)
Purchases of marketable securities	(23,462)	(41,062)
Proceeds from maturities and sales of marketable securities	17,990	14,610
Net cash used in investing activities	(21,078)	(39,922)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,687	5,487
Purchase of common stock through stock repurchase program	(9,397)	(5,738)
Tax withholdings related to net share settlements of equity awards	(72)	(1,141)
Principal repayments on term loans	(2,234)	(2,376)
Net cash used in financing activities	(6,016)	(3,768)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,142)	(1,456)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,919	(12,790)
Cash, cash equivalents and restricted cash, beginning of period	155,342	191,098
Cash, cash equivalents and restricted cash, end of period	$171,261	$178,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 26, 2022	March 27, 2021
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(2,524)	$1,087
Operating lease, right-of-use assets obtained in exchange for lease obligations	3,359	8,572

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$890	$1,034
Cash paid for interest	163	173
Operating cash outflows from operating leases	2,094	2,201

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$167,182	$173,616
Restricted cash, current	2,026	2,798
Restricted cash, non-current	2,053	1,894
Total cash, cash equivalents and restricted cash	$171,261	$178,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and New Accounting Pronouncements

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on February 18, 2022. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2022 and 2021 contain 53 weeks and 52 weeks, respectively, and the three months ended March 26, 2022 and March 27, 2021 each contained 13 weeks. Fiscal 2022 will end on December 31, 2022.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended March 26, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

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

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 26, 2022	March 27, 2021
Intel Corporation	20.8%	28.1%
Taiwan Semiconductor Manufacturing Co., LTD.	10.7%	11.5%
	31.5%	39.6%

At March 26, 2022, one customer accounted for 22.8% of gross accounts receivable. At December 25, 2021, one customer accounted for 13.8% of gross accounts receivable.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 26, 2022	December 25, 2021
Raw materials	$60,976	$57,673
Work-in-progress	41,875	35,935
Finished goods	22,739	17,940
	$125,590	$111,548

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 26, 2020	$178,072	$34,689	$212,761
Addition - Baldwin Park Acquisition	352	—	352
Addition - HPD Acquisition	—	1,254	1,254
Foreign currency translation	—	(2,068)	(2,068)
Goodwill, as of December 25, 2021	178,424	33,875	212,299
Foreign currency translation	—	(746)	(746)
Goodwill, as of March 26, 2022	$178,424	$33,129	$211,553

We have not recorded goodwill impairments for the three months ended March 26, 2022.

Intangible assets were as follows (in thousands):

	March 26, 2022			December 25, 2021
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$171,560	$149,149	$22,411	$172,259	$148,784	$23,475
Customer relationships	51,080	40,638	10,442	51,270	39,254	12,016
Trade name	8,010	7,625	385	8,054	7,603	451
Backlog	—	—	—	1,896	1,896	—
In-process research and development	400	—	400	400	—	400
	$231,050	$197,412	$33,638	$233,879	$197,537	$36,342

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Cost of revenues	$808	$5,090
Selling, general and administrative	1,561	1,715
	$2,369	$6,805

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$7,056
2023	7,062
2024	4,472
2025	4,219
2026	3,195
Thereafter	7,234
$33,238

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 26, 2022	December 25, 2021
Accrued compensation and benefits	$28,321	$29,706
Accrued income and other taxes	10,276	8,086
Accrued warranty	2,775	2,805
Employee stock purchase plan contributions withheld	2,027	4,693
Accrued restructuring charges	890	2,478
Other accrued expenses	3,149	3,068
	$47,438	$50,836

Note 6 — Restructuring Charges

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

These plans are expected to result in FormFactor recording restructuring and other charges in the aggregate amount of approximately $6.0 million to $9.0 million, estimated to be comprised primarily of $1.0 million to $2.0 million of severance and employee-related costs, $2.0 million to 3.0 million in contract and lease termination costs, $1.0 million to $1.5 million in inventory impairments, and $2.0 million to $2.5 million of cost related to impairment of leasehold improvements, facility exits, and other costs. Approximately $3.0 million to $4.5 million and $3.0 million to $4.5 million is expected within the Probe Cards segment and Systems segment, respectively.

The Company has recognized to date restructuring and other charges in the aggregate amount of $4.4 million, comprised of $1.2 million of severance and employee-related costs, $1.5 million in contract and lease termination costs, $1.5 million in inventory impairments, and $0.3 million of cost related to impairment of leasehold improvements, facility exits and other costs.

Restructuring charges by reportable segment included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended
	March 26, 2022
	Probe Cards	Systems	Total
Cost of revenues	$39	$100	$139
Research and development	—	146	146
Selling, general and administrative	3	25	28
	$42	$271	$313

Changes to the restructuring accrual in the three months ended March 26, 2022 were as follows (in thousands):

	Employee Severance and Benefits	Inventory Impairments	Contract Termination Costs	Total
December 25, 2021	$1,028	$—	$1,450	$2,478
Restructuring charges	163	150	—	313
Cash payments	(301)	—	(1,450)	(1,751)
Non-cash settlement	—	(150)	—	(150)
March 26, 2022	$890	$—	$—	$890

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 26, 2022 or the year ended December 25, 2021.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Term loans, net of unamortized issuance costs, approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 26, 2022	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$25,172	$—	$25,172
Commercial paper	—	7,132	7,132
U.S. treasuries	6,000	—	6,000
	31,172	7,132	38,304
Marketable securities:
U.S. treasuries	40,039	—	40,039
Certificates of deposit	—	951	951
U.S. agency securities	—	1,939	1,939
Corporate bonds	—	58,318	58,318
Commercial paper	—	27,927	27,927
	40,039	89,135	129,174
Interest rate swap derivative contracts	—	1,537	1,537
Total assets	$71,211	$97,804	$169,015
Liabilities:
Foreign exchange derivative contracts	$—	$(577)	$(577)

December 25, 2021	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$9,526	$—	$9,526
U.S. treasuries	2,500	—	2,500
Commercial paper	—	1,000	1,000
U.S. agency securities	—	5,556	5,556
	12,026	6,556	18,582
Marketable securities:
U.S. treasuries	38,985	—	38,985
Certificates of deposit	—	1,199	1,199
Corporate bonds	—	52,709	52,709
Commercial paper	—	32,162	32,162
	38,985	86,070	125,055
Interest rate swap derivative contracts	—	629	629
Total assets	$51,011	$93,255	$144,266
Liabilities:
Foreign exchange derivative contracts	$—	$(489)	$(489)
Interest rate swap derivative contracts	—	(55)	(55)
Total liabilities	$—	$(544)	$(544)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 26, 2022 will mature by the first quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of March 26, 2022 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(9,967)	$(11,617)
Euro Dollar	Sell	2,065	2,269
Japanese Yen	Sell	2,334,287	19,127
Korean Won	Buy	(1,281,414)	(1,052)
Taiwan Dollar	Sell	27,806	972
Total USD notional amount of outstanding foreign exchange contracts			$9,699

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 6, Restructuring Charges, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 26, 2022 or March 27, 2021.

Note 8 — Warranty
We offer warranties on certain products and record a liability for the estimated future costs associated with warranty claims at the time revenue is recognized. The warranty liability is based upon historical experience and our estimate of the level of future costs. While we engage in product quality programs and processes, our warranty obligation is affected by product failure rates, material usage and service delivery costs. We regularly monitor product returns for warranty and maintain a reserve for the related expenses based upon our historical experience and any specifically identified failures. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates. This estimating process is based on historical experience of similar products, as well as various other assumptions that we believe to be reasonable under the circumstances. We provide for the estimated cost of product warranties at the time revenue is recognized as a component of Cost of revenues in our Condensed Consolidated Statement of Income.

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Balance at beginning of period	$2,805	$3,918
Accruals	1,214	1,374
Settlements	(1,244)	(1,573)
Balance at end of period	$2,775	$3,719

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 26, 2022	December 25, 2021
Land	$4,751	$4,751
Building and building improvements	44,123	41,722
Machinery and equipment	258,783	252,632
Computer equipment and software	45,200	44,667
Furniture and fixtures	7,367	7,293
Leasehold improvements	83,707	82,266
Sub-total	443,931	433,331
Less: Accumulated depreciation and amortization	(318,726)	(312,700)
Net, property, plant and equipment	125,205	120,631
Construction-in-process	26,974	25,924
Total	$152,179	$146,555

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Program
On October 26, 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the three months ended March 26, 2022, we repurchased and retired 240,548 shares of common stock for $9.4 million. During fiscal 2021 we repurchased and retired 622,400 shares of common stock for $24.0 million. As of March 26, 2022, $16.6 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 25, 2021	2,166,934	$28.63
Awards granted	12,450	40.94
Awards vested	(4,255)	36.70
Awards forfeited	(19,511)	28.18
RSUs at March 26, 2022	2,155,618	28.69

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 26, 2022. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
March 26, 2022
Shares issued	157,642
Weighted average per share purchase price	$35.81
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(6.93)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Cost of revenues	$1,078	$1,335
Research and development	1,986	1,689
Selling, general and administrative	4,456	4,053
Total stock-based compensation	$7,520	$7,077

Unrecognized Compensation Costs
At March 26, 2022, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$31,005	2.00
Performance restricted stock units	8,652	1.90
Employee stock purchase plan	1,140	0.86
Total unrecognized stock-based compensation expense	$40,797	1.95

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Weighted-average shares used in computing basic net income per share	78,246	77,598
Add potentially dilutive securities	1,222	2,390
Weighted-average shares used in computing diluted net income per share	79,468	79,988

Securities not included as they would have been antidilutive	—	3

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of March 26, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of March 26, 2022, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 7 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 3 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 6 years as of March 26, 2022 and the weighted-average discount rate was 3.67%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Lease expense:
Operating lease expense	$2,221	$2,123
Short-term lease expense	40	37
Variable lease expense	458	537
	$2,719	$2,697

Future minimum payments under our non-cancelable operating leases were as follows as of March 26, 2022 (in thousands):

Fiscal Year	Amount
Remainder of 2022	$6,589
2023	7,680
2024	7,317
2025	7,270
2026	6,532
Thereafter	9,195
Total minimum lease payments	44,583
Less: interest	(5,168)
Present value of net minimum lease payments	39,415
Less: current portion	(8,049)
Total long-term operating lease liabilities	$31,366

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On March 26, 2022, we had $7.7 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 75.6% of our remaining performance obligations as revenue in the remainder of fiscal 2022, approximately 18.4% in fiscal 2023, and approximately 6.0% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 26, 2022 and December 25, 2021 were $0.9 million and $0.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 26, 2022 and December 25, 2021 were $28.0 million and $24.2 million, respectively. During the three months ended March 26, 2022, we recognized $11.0 million of revenue that was included in contract liabilities as of December 25, 2021.

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

	Three Months Ended
	March 26, 2022				March 27, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$159,983	$37,191	$—	$197,174	$158,898	$27,738	$—	$186,636
Gross profit	77,202	19,407	(2,385)	94,224	70,315	13,599	(7,208)	76,706
Gross margin	48.3%	52.2%		47.8%	44.3%	49.0%		41.1%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 26, 2022			March 27, 2021
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$114,121	$—	$114,121	$113,410	$—	$113,410
DRAM	34,437	—	34,437	33,898	—	33,898
Flash	11,425	—	11,425	11,590	—	11,590
Systems	—	37,191	37,191	—	27,738	27,738
Total	$159,983	$37,191	$197,174	$158,898	$27,738	$186,636
Timing of revenue recognition:
Products transferred at a point in time	$158,836	$35,416	$194,252	$158,476	$24,671	$183,147
Products and services transferred over time	1,147	1,775	2,922	422	3,067	3,489
Total	$159,983	$37,191	$197,174	$158,898	$27,738	$186,636
Geographical region:
Taiwan	$42,522	$10,547	$53,069	$44,734	$846	$45,580
China	32,791	5,608	38,399	37,831	4,794	42,625
South Korea	24,881	2,620	27,501	18,001	1,084	19,085
Malaysia	21,517	682	22,199	19,888	42	19,930
United States	19,976	5,671	25,647	21,308	8,178	29,486
Singapore	10,284	612	10,896	7,627	931	8,558
Japan	4,785	4,597	9,382	5,249	4,072	9,321
Europe	2,382	6,013	8,395	2,833	7,166	9,999
Rest of the world	845	841	1,686	1,427	625	2,052
Total	$159,983	$37,191	$197,174	$158,898	$27,738	$186,636

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to COVID-19 and the impact of our responses to it, the interpretation and impacts of changes in export controls and other trade barriers, military conflicts, political volatility and similar factors (including developments related to Ukraine and Russia), our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 25, 2021 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $29.9 million in the first three months of fiscal 2022 as compared to $19.6 million in the first three months of fiscal 2021. The increase in net income was primarily due to increased revenue with improved gross margins from a change in product mix and a reduction in the amortization of intangibles from significant intangibles becoming fully amortized, partially offset by higher operating expenses.

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

While the disruptions in our operations, supply chain and customer demand as a result of the COVID-19 pandemic have been somewhat limited, we continue to see impacts on elements in the supply chain and believe that the COVID-19 pandemic represents a sustained threat that may give rise to a variety of more significant adverse impacts on our business and financial results. The semiconductor industry is experiencing various supply constraints due to the pandemic. While we are working with our global supply chain partners to mitigate this risk, the duration and extent of the supply chain disruptions remain uncertain. For a further description of the uncertainties and business risks associated with the COVID-19 pandemic, see the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2021.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 26, 2022, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 25, 2021, which was filed with the Securities and Exchange Commission on February 18, 2022.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 26, 2022	March 27, 2021
Revenues	100.0%	100.0%
Cost of revenues	52.2	58.9
Gross profit	47.8	41.1
Operating expenses:
Research and development	13.8	12.9
Selling, general and administrative	16.7	16.1
Total operating expenses	30.5	29.0
Operating income	17.3	12.1
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Other income, net	0.1	0.1
Income before income taxes	17.4	12.2
Provision for income taxes	2.2	1.7
Net income	15.2%	10.5%

Revenues by Segment and Market

	Three Months Ended
	March 26, 2022	March 27, 2021

	(In thousands)
Probe Cards	$159,983	$158,898
Systems	37,191	27,738
	$197,174	$186,636

	Three Months Ended
	March 26, 2022	% of Revenues	March 27, 2021	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$114,121	57.8%	$113,410	60.7%	$711	0.6%
DRAM	34,437	17.5	33,898	18.2	539	1.6
Flash	11,425	5.8	11,590	6.2	(165)	(1.4)
Systems Market:
Systems	37,191	18.9	27,738	14.9	9,453	34.1
Total revenues	$197,174	100.0%	$186,636	100.0%	$10,538	5.6%

Our Probe Cards markets for the three months ended March 26, 2022, improved slightly in total compared to the three months ended March 27, 2021, despite a decline within our top two customers in these periods. Our ability to maintain and grow our revenues, despite product mix changes between our top customers, is the result of our long-term customer and market diversification initiatives.

The increase in Systems market revenue for the three months ended March 26, 2022, compared to the three months ended March 27, 2021, was driven by increased sales of metrology systems and our 200 and 300 millimeter probe stations.

Revenues by Geographic Region

	Three Months Ended
	March 26, 2022	% of Revenue	March 27, 2021	% of Revenue

	(Dollars in thousands)
Taiwan	$53,069	26.9%	$45,580	24.4%
China	38,399	19.5	42,625	22.8
South Korea	27,501	13.9	19,085	10.2
United States	25,647	13.0	29,486	15.8
Malaysia	22,199	11.3	19,930	10.7
Singapore	10,896	5.5	8,558	4.6
Japan	9,382	4.8	9,321	5.0
Europe	8,395	4.3	9,999	5.4
Rest of the world	1,686	0.8	2,052	1.1
Total revenues	$197,174	100.0%	$186,636	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three months ended March 26, 2022, compared to the three months ended March 27, 2021, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021	$ Change	% Change
Gross profit	$94,224	$76,706	$17,518	22.8%
Gross margin	47.8%	41.1%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 26, 2022				March 27, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$77,202	$19,407	$(2,385)	$94,224	$70,315	$13,599	$(7,208)	$76,706
Gross margin	48.3%	52.2%		47.8%	44.3%	49.0%		41.1%

Probe Cards
For the three months ended March 26, 2022, gross margins increased compared to the three months ended March 27, 2021, primarily due to improved standard margins due to change in product mix, favorable absorption of costs on higher production volumes, and favorable capitalization, partially offset by higher manufacturing spending driven by higher material costs from fluctuations in commodity costs.

Systems
For the three months ended March 26, 2022, gross margins increased compared to the three months ended March 27, 2021, primarily as a result of favorable product mix, largely related to increased sales of metrology systems and improved leverage on fixed costs at these higher volumes.

Corporate and Other
Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The reduction in Corporate and Other for the three months ended March 26, 2022 compared to the three months ended March 27, 2021 is primarily due to a reduction in the amortization of intangibles from significant intangibles becoming fully amortized.

Overall
Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three months ended March 26, 2022, compared to the three months ended March 27, 2021, gross profit and gross margins have increased on greater revenue levels, a favorable product mix, and less amortization of intangibles.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Stock-based compensation	$1,078	$1,335

Research and Development

	Three Months Ended
	March 26, 2022	March 27, 2021	$ Change	% Change

	(Dollars in thousands)
Research and development	$27,134	$24,046	$3,088	12.8%
% of revenues	13.8%	12.9%

The increase in research and development expenses in the three months ended March 26, 2022 when compared to the corresponding period in the prior year was primarily driven by an increase in headcount to support current operating levels. Increased general operational costs, annual salary adjustments, project material costs, and stock-based compensation also contributed to the increase.

A detail of the changes is as follows (in thousands):

Three Months Ended March 26, 2022 compared to Three Months Ended March 27, 2021
Employee compensation costs	$1,606
Other general operations	967
Stock-based compensation	297
Project material costs	218
$3,088

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Stock-based compensation	$1,986	$1,689

Selling, General and Administrative

	Three Months Ended
	March 26, 2022	March 27, 2021	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$32,906	$30,015	$2,891	9.6%
% of revenues	16.7%	16.1%

The increase in selling, general and administrative expenses in the three months ended March 26, 2022 when compared to the corresponding period in the prior year was primarily driven by increased headcount, annual salary adjustments, increased travel related costs as restrictions related to COVID-19 relaxed, and higher stock-based compensation. We expect travel costs to continue to return to previous levels assuming travel restrictions continue to ease. These increases were partially offset by lower amortization of intangibles.

A detail of the changes is as follows (in thousands):

Three Months Ended March 26, 2022 compared to Three Months Ended March 27, 2021
Employee compensation costs	$1,385
General operating expenses	602
Travel related costs	656
Stock-based compensation	403
Amortization of intangibles	(155)
$2,891

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 26, 2022	March 27, 2021
Stock-based compensation	$4,456	$4,053

Interest Income and Interest Expense
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three months ended March 26, 2022 compared with the corresponding period of the prior year was attributable to lower investment yields due to the low interest rate environment, despite higher invested balances.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three months ended March 26, 2022 compared to the same period of the prior year increased slightly primarily due to increased average interest rates on the outstanding debt.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended
	March 26, 2022	March 27, 2021

	(In thousands, except percentages)
Provision for income taxes	$4,450	$3,206
Effective tax rate	13.0%	14.0%

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

We have utilized our previous net operating loss carryforwards, and expect the FDII deduction and corresponding benefit to be available, resulting in a decrease from the U.S. statutory rate and included in our worldwide effective tax rate for the year ending December 31, 2022.

The decrease in the effective tax rate in the three months ended March 26, 2022 when compared to the corresponding period in the prior year was primarily driven by an increased tax deduction from foreign derived intangible income, offset by a reduction in stock-based compensation tax benefits.

As of January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and experimental expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years in the U.S. and fifteen years in foreign jurisdictions. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. If this provision is not deferred, modified, or repealed with retroactive effect to January 1, 2022, we expect our cash taxes to slowly increase over the next few years until we have fully utilized our Federal research and development credits to offset our Federal tax liability to the extent allowed by law.

Liquidity and Capital Resources

Capital Resources
Our working capital was $401.5 million at March 26, 2022, compared to $375.3 million at December 25, 2021.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds, U.S. treasuries and commercial paper. Marketable securities primarily consist of U.S. treasuries, corporate bonds, and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $296.4 million at March 26, 2022, compared to $276.1 million at December 25, 2021. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

If we are unsuccessful in maintaining or growing our revenues, maintaining or reducing our cost structure (in response to a potential reduction in demand due to an industry downturn, COVID-19, developments related to Ukraine and Russia, or other event), or increasing our available cash through debt or equity financings, our cash, cash equivalents and marketable securities may decline.

We utilize a variety of tax planning and financing strategies to manage our worldwide cash and deploy funds to locations where needed. As part of these strategies, we indefinitely reinvest a portion of our foreign earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely-reinvested foreign funds or raise capital in the United States.

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 26, 2022	March 27, 2021

	(In thousands)
Net cash provided by operating activities	$44,155	$32,356
Net cash used in investing activities	$(21,078)	$(39,922)
Net cash used in financing activities	$(6,016)	$(3,768)

Operating Activities
Net cash provided by operating activities for the three months ended March 26, 2022 was primarily attributable to net income of $29.9 million and net non-cash expenses of $22.0 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories. These inflows were partially offset by net changes in working capital of $7.7 million primarily related to cash paid for inventories of $17.1 million, partially offset by cash provided by an increase in accounts payable for $10.2 million.

Investing Activities
Net cash used in investing activities for the three months ended March 26, 2022 was primarily related to $15.6 million property, plant and equipment acquisitions and $5.5 million net cash used to purchase marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 26, 2022 primarily related to $9.4 million used to purchase common stock under our stock repurchase program and $2.2 million of principal payments made towards the repayment of our term loans, partially offset by $5.7 million of proceeds received from issuances of common stock under our employee stock purchase plan and stock option plans.

Debt

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”), to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75% per annum and will be repaid in quarterly installments of approximately $2.0 million plus interest. The interest rate at March 26, 2022 was 1.20%. As of March 26, 2022, the balance outstanding pursuant to the FRT term loan was $5.8 million. The FRT Term Loan is expected to be fully paid as of October 25, 2022.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase of a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 26, 2022 was 1.98%. As of March 26, 2022, the balance outstanding pursuant to the Building Term Loan was $16.3 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. As of March 26, 2022, the notional amount of the loan that is subject to this interest rate swap is $16.3 million.

Stock Repurchase Program

In October 2020, our Board of Directors authorized a program to repurchase up to $50.0 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation plans. The share repurchase program will expire on October 28, 2022. During the three months ended March 26, 2022, we repurchased 240,548 shares of common stock for $9.4 million. During 2021, we repurchased and retired 622,400 shares of common stock for $24.0 million. As of March 26, 2022, $16.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of March 26, 2022:

	Payments Due In Fiscal Year
	Remainder 2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$6,589	$7,680	$7,317	$7,270	$6,532	$9,195	$44,583
Term loans - principal payments	6,535	1,050	1,080	1,111	1,142	11,116	22,034
Term loans - interest payments (1)	276	302	282	258	236	996	2,350
Total	$13,400	$9,032	$8,679	$8,639	$7,910	$21,307	$68,967

(1) Represents our minimum interest payment commitments at 1.98% per annum for the Building Term Loan and 1.20% per annum for the FRT Term Loan. This also excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 26, 2022, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and New Accounting Pronouncements, of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021. Our exposure to market risk has not changed materially since December 25, 2021.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 26, 2022 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2021. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 25, 2021 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended March 26, 2022:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
December 26, 2021 - January 22, 2022	—	$—	—	$25,962,818
January 23, 2022 - February 19, 2022	98,000	39.94	98,000	22,049,181
February 20, 2022 - March 26, 2022	142,548	38.47	142,548	16,565,655
	240,548	$39.07	240,548

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2022, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 3, 2022	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)