Form 10-Q
period 2022-06-25
FORMFACTOR INC
filed 2022-08-02
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2022
Or
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

As of July 27, 2022, 77,132,681 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 25, 2022	December 25, 2021
ASSETS
Current assets:
Cash and cash equivalents	$136,395	$151,010
Marketable securities	129,919	125,055
Accounts receivable, net of allowance for credit losses of $193 and $195	107,726	115,541
Inventories, net	143,475	111,548
Restricted cash	2,102	2,233
Prepaid expenses and other current assets	17,447	18,652
Total current assets	537,064	524,039
Restricted cash	1,802	2,099
Operating lease, right-of-use-assets	33,499	35,210
Property, plant and equipment, net of accumulated depreciation	157,814	146,555
Goodwill	212,357	212,299
Intangibles, net	30,872	36,342
Deferred tax assets	65,059	61,995
Other assets	3,980	1,981
Total assets	$1,042,447	$1,020,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,927	$57,862
Accrued liabilities	54,835	50,836
Current portion of term loans, net of unamortized issuance costs	4,725	8,931
Deferred revenue	31,255	23,224
Operating lease liabilities	7,843	7,901
Total current liabilities	159,585	148,754
Term loans, less current portion, net of unamortized issuance costs	14,915	15,434
Deferred tax liabilities	2,909	3,623
Long-term operating lease liabilities	29,511	31,009
Other liabilities	5,542	5,920
Total liabilities	212,462	204,740

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,194,733 and 78,240,506 shares issued and outstanding	77	78
Additional paid-in capital	860,584	898,945
Accumulated other comprehensive loss	(8,996)	(1,449)
Accumulated deficit	(21,680)	(81,794)
Total stockholders’ equity	829,985	815,780
Total liabilities and stockholders’ equity	$1,042,447	$1,020,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenues	$203,907	$188,076	$401,081	$374,712
Cost of revenues	109,538	111,793	212,488	221,723
Gross profit	94,369	76,283	188,593	152,989
Operating expenses:
Research and development	28,317	25,454	55,451	49,500
Selling, general and administrative	33,406	30,479	66,312	60,494
Total operating expenses	61,723	55,933	121,763	109,994
Operating income	32,646	20,350	66,830	42,995
Interest income	300	148	438	342
Interest expense	(119)	(116)	(311)	(296)
Other income (expense), net	551	(194)	743	(22)
Income before income taxes	33,378	20,188	67,700	43,019
Provision for income taxes	3,136	2,283	7,586	5,489
Net income	$30,242	$17,905	$60,114	$37,530
Net income per share:
Basic	$0.39	$0.23	$0.77	$0.48
Diluted	$0.38	$0.23	$0.76	$0.47
Weighted-average number of shares used in per share calculations:
Basic	77,897	77,463	78,071	77,530
Diluted	79,210	79,466	79,423	79,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net income	$30,242	$17,905	$60,114	$37,530
Other comprehensive income (loss), net of tax:
Translation adjustments and other	(3,856)	632	(6,554)	(1,747)
Unrealized losses on available-for-sale marketable securities	(547)	(97)	(1,751)	(228)
Unrealized gains (losses) on derivative instruments	(116)	(89)	758	(315)
Other comprehensive income (loss), net of tax	(4,519)	446	(7,547)	(2,290)
Comprehensive income	$25,723	$18,351	$52,567	$35,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Six Months Ended June 25, 2022
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	157,642	—	5,645	—	—	5,645
Issuance of common stock pursuant to exercise of options	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	234,076	—	(4,243)	—	—	(4,243)
Purchase and retirement of common stock through repurchase program	(1,443,491)	(1)	(54,327)	—	—	(54,328)
Stock-based compensation	—	—	14,522	—	—	14,522
Other comprehensive loss	—	—	—	(7,547)	—	(7,547)
Net income	—	—	—	—	60,114	60,114
Balances, June 25, 2022	77,194,733	$77	$860,584	$(8,996)	$(21,680)	$829,985

	Three Months Ended June 25, 2022
Balances, March 26, 2022	78,166,212	$78	$902,994	$(4,477)	$(51,922)	$846,673
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	231,464	—	(4,171)	—	—	(4,171)
Purchase and retirement of common stock through repurchase program	(1,202,943)	(1)	(44,930)	—	—	(44,931)
Stock-based compensation	—	—	6,691	—	—	6,691
Other comprehensive loss	—	—	—	(4,519)	—	(4,519)
Net income	—	—	—	—	30,242	30,242
Balances, June 25, 2022	77,194,733	$77	$860,584	$(8,996)	$(21,680)	$829,985

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

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Cash flows from operating activities:
Net income	$60,114	$37,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,146	12,678
Amortization	4,702	13,900
Reduction in the carrying amount of right-of-use assets	4,414	3,652
Stock-based compensation expense	13,878	13,665
Provision for excess and obsolete inventories	4,726	6,898
Non-cash restructuring charges	710	—
Gain on contingent consideration	—	(95)
Other adjustments to reconcile net income to net cash provided by operating activities	(567)	1,211
Changes in assets and liabilities:
Accounts receivable	5,530	(1,194)
Inventories	(32,268)	(20,388)
Prepaid expenses and other current assets	1,295	3,179
Other assets	(40)	(344)
Accounts payable	7,521	(2,028)
Accrued liabilities	4,102	(235)
Other liabilities	73	184
Deferred revenues	2,727	1,522
Operating lease liabilities	(4,262)	(3,980)
Net cash provided by operating activities	86,801	66,155
Cash flows from investing activities:
Acquisition of property, plant and equipment	(30,116)	(31,322)
Acquisition of business	(3,121)	—
Purchases of marketable securities	(52,344)	(71,186)
Purchase of promissory note receivable	(1,000)	—
Proceeds from maturities and sales of marketable securities	45,470	42,695
Net cash used in investing activities	(41,111)	(59,813)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,687	5,909
Purchase of common stock through stock repurchase program	(54,328)	(23,951)
Tax withholdings related to net share settlements of equity awards	(4,243)	(5,261)
Payment of contingent consideration	—	(3,873)
Principal repayments on term loans	(4,379)	(4,740)
Net cash used in financing activities	(57,263)	(31,916)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,470)	(1,558)
Net decrease in cash, cash equivalents and restricted cash	(15,043)	(27,132)
Cash, cash equivalents and restricted cash, beginning of period	155,342	191,098
Cash, cash equivalents and restricted cash, end of period	$140,299	$163,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 25, 2022	June 26, 2021
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(4,165)	$2,906
Operating lease, right-of-use assets obtained in exchange for lease obligations	3,438	11,629

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6,473	$4,559
Cash paid for interest	294	339
Operating cash outflows from operating leases	4,379	4,352

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$136,395	$160,273
Restricted cash, current	2,102	1,857
Restricted cash, non-current	1,802	1,836
Total cash, cash equivalents and restricted cash	$140,299	$163,966

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2022 and 2021 contain 53 weeks and 52 weeks, respectively, and the six months ended June 25, 2022 and June 26, 2021 each contained 26 weeks. Fiscal 2022 will end on December 31, 2022.

Significant Accounting Policies
Our significant accounting policies have not changed during the six months ended June 25, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

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

ASU 2021-08
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers,” as if it had originated the contracts. The Company elected to early adopt on a prospective basis during the second quarter of fiscal 2022. The adoption did not have a material effect on the Company's Consolidated Financial Statements.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Intel Corporation	20.9%	16.2%	20.9%	22.1%
Samsung Electronics., LTD.	*	14.7%	*	*
Taiwan Semiconductor Manufacturing Co., LTD.	*	11.0%	*	11.2%
	20.9%	41.9%	20.9%	33.3%

At June 25, 2022, one customer accounted for 20.0% of gross accounts receivable. At December 25, 2021, one customer accounted for 13.8% of gross accounts receivable.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	June 25, 2022	December 25, 2021
Raw materials	$68,247	$57,673
Work-in-progress	52,619	35,935
Finished goods	22,609	17,940
	$143,475	$111,548

Note 4 — Acquisition

Woburn Acquisition
On June 9, 2022, we acquired the assets of the dilution refrigerator product line of American ULT Cryogenics, formerly d/b/a JanisULT (“Woburn”), for total consideration of $3.1 million. This acquisition adds cryogen-free dilution refrigerators capable of cooling to sub-10 millikelvin to our product portfolio, which is required for operation of superconducting quantum computers.

As of the reporting date, we have not completed the valuation of assets acquired and liabilities assumed. Upon the completion of purchase accounting, we expect certain amounts provisionally recorded as goodwill will be ultimately allocated to developed technologies, but at this time we do not have an estimate of the allocation of value between amortizing and non-amortizing intangible assets. We do expect that some amount of intangible assets provisionally recorded as goodwill will ultimately be allocated to an amortizing intangible asset. At the time such amount is estimable, we will record any amortization required between the acquisition date and the date at which the amounts become estimable. While we do not yet have a reasonable basis on which to record any such amortization, the impact to the financial statements as a whole is not expected to be material assuming typical lives of these assets and ranges of potential allocation of value.

The amounts presented below represent provisional amounts of assets acquired and liabilities assumed, which are recorded based on the best information available, and are subject to revision as the fair value of the associated assets acquired and liabilities assumed are finalized. The total estimated purchase price has been provisionally allocated to the underlying assets acquired and liabilities assumed, as follows (in thousands):

Amount
Accounts receivable	$178
Inventories	6,064
Property, plant and equipment	479
Prepaid expenses and other current assets	117
Other assets	28
Tangible assets acquired	6,866
Deferred revenue	(5,513)
Accounts payable and accrued liabilities	(30)
Total tangible assets acquired and liabilities assumed	1,323
Goodwill	1,798
Net Assets Acquired	$3,121

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 26, 2020	$178,072	$34,689	$212,761
Addition - Baldwin Park Acquisition	352	—	352
Addition - HPD Acquisition	—	1,254	1,254
Foreign currency translation	—	(2,068)	(2,068)
Goodwill, as of December 25, 2021	178,424	33,875	212,299
Addition - Woburn Acquisition	—	1,798	1,798
Foreign currency translation	—	(1,740)	(1,740)
Goodwill, as of June 25, 2022	$178,424	$33,933	$212,357

We have not recorded goodwill impairments for the six months ended June 25, 2022.

Intangible assets were as follows (in thousands):

	June 25, 2022			December 25, 2021
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$170,627	$149,338	$21,289	$172,259	$148,784	$23,475
Customer relationships	50,827	41,966	8,861	51,270	39,254	12,016
Trade name	7,952	7,630	322	8,054	7,603	451
Backlog	—	—	—	1,896	1,896	—
In-process research and development	400	—	400	400	—	400
	$229,806	$198,934	$30,872	$233,879	$197,537	$36,342

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of revenues	$788	$5,505	$1,596	$10,595
Selling, general and administrative	1,545	1,590	3,106	3,305
	$2,333	$7,095	$4,702	$13,900

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$4,650
2023	6,968
2024	4,390
2025	4,142
2026	3,134
Thereafter	7,188
$30,472

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 25, 2022	December 25, 2021
Accrued compensation and benefits	$32,001	$29,706
Accrued income and other taxes	9,468	8,086
Accrued warranty	3,978	2,805
Employee stock purchase plan contributions withheld	4,789	4,693
Accrued restructuring charges	592	2,478
Other accrued expenses	4,007	3,068
	$54,835	$50,836

Note 7 — Restructuring Charges

On September 25, 2021, we adopted restructuring plans to improve our business effectiveness and streamline our operations by consolidating certain manufacturing facilities for both the Probe Cards segment and the Systems segment. This included plans to consolidate or relocate certain leased locations in the United States to other locations in the United States, Germany and Asia. As a result of these changes to certain work locations, we have incurred, and expect to incur, personnel related costs to sever, relocate, or retain select employees. Additionally, this included plans to adjust capacity for certain product offerings, which resulted in contract termination costs to satisfy contract obligations. We expect the actions defined under these plans will be largely completed by the end of December 2022, except facilities charges which may extend beyond that time.

These plans are expected to result in FormFactor recording restructuring and other charges in the aggregate amount of approximately $5.0 million to $8.5 million, estimated to be comprised primarily of $1.0 million to $2.0 million of severance and employee-related costs, $1.5 million to $2.5 million in contract and lease termination costs, $2.0 million to $3.0 million in inventory impairments, and $0.5 million to $1.0 million of cost related to impairment of leasehold improvements, facility exits, and other costs. Approximately $2.5 million to $4.5 million is expected within each of the Probe Cards and Systems segments, respectively.

The Company has recognized to date restructuring and other charges in the aggregate amount of $5.0 million, comprised of $1.2 million of severance and employee-related costs, $1.5 million in contract and lease termination costs, $2.0 million in inventory impairments, and $0.3 million of cost related to impairment of leasehold improvements, facility exits and other costs.

Restructuring charges by reportable segment included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended			Six Months Ended
	June 25, 2022			June 25, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$227	$227	$454	$266	$327	$593
Research and development	—	53	53	—	199	199
Selling, general and administrative	—	74	74	3	99	102
	$227	$354	$581	$269	$625	$894

Changes to the restructuring accrual in the six months ended June 25, 2022 were as follows (in thousands):

	Employee Severance and Benefits	Inventory Impairments	Contract Termination Costs	Total
December 25, 2021	$1,028	$—	$1,450	$2,478
Restructuring charges	185	646	—	894
Cash payments	(621)	—	(1,450)	(2,071)
Non-cash settlement	—	(646)	—	(709)
June 25, 2022	$592	$—	$—	$592

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three and six months ended June 25, 2022 or the year ended December 25, 2021.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, Accrued liabilities, and Term loans, net of unamortized issuance costs, approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of fiscal 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

June 25, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$39,228	$—	$—	$39,228
Commercial paper	—	3,393	—	3,393
U.S. agency securities	—	2,558	—	2,558
U.S. treasuries	1,995	—	—	1,995
	41,223	5,951	—	47,174
Marketable securities:
Corporate bonds	—	64,930	—	64,930
U.S. treasuries	35,894	—	—	35,894
Commercial paper	—	22,480	—	22,480
U.S. agency securities	—	5,912	—	5,912
Certificates of deposit	—	703	—	703
	35,894	94,025	—	129,919
Promissory note receivable	—	—	1,007	1,007
Interest rate swap derivative contracts	—	1,990	—	1,990
Total assets	$77,117	$101,966	$1,007	$180,090
Liabilities:
Foreign exchange derivative contracts	$—	$(1,146)	$—	$(1,146)

December 25, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,526	$—	$—	$9,526
U.S. agency securities	—	5,556	—	5,556
U.S. treasuries	2,500	—	—	2,500
Commercial paper	—	1,000	—	1,000
	12,026	6,556	—	18,582
Marketable securities:
Corporate bonds	—	52,709	—	52,709
U.S. treasuries	38,985	—	—	38,985
Commercial paper	—	32,162	—	32,162
Certificates of deposit	—	1,199	—	1,199
	38,985	86,070	—	125,055
Interest rate swap derivative contracts	—	629	—	629
Total assets	$51,011	$93,255	$—	$144,266
Liabilities:
Foreign exchange derivative contracts	$—	$(489)	$—	$(489)
Interest rate swap derivative contracts	—	(55)	—	(55)
Total liabilities	$—	$(544)	$—	$(544)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at June 25, 2022 will mature by the second quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of June 25, 2022 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	(21,445)	$(24,117)
Japanese Yen	Sell	2,247,411	16,633
Korean Won	Buy	(1,010,988)	(779)
Taiwan Dollar	Sell	28,890	974
Total USD notional amount of outstanding foreign exchange contracts			$(7,289)

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, and Note 7, Restructuring Charges, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 25, 2022 or June 26, 2021.

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

Changes in our warranty liability were as follows (in thousands):

	Six Months Ended
	June 25, 2022	June 26, 2021
Balance at beginning of period	$2,805	$3,918
Accruals	3,846	3,472
Settlements	(2,673)	(3,132)
Balance at end of period	$3,978	$4,258

Note 10 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 25, 2022	December 25, 2021
Land	$4,751	$4,751
Building and building improvements	44,429	41,722
Machinery and equipment	263,851	252,632
Computer equipment and software	45,727	44,667
Furniture and fixtures	7,434	7,293
Leasehold improvements	83,127	82,266
Sub-total	449,319	433,331
Less: Accumulated depreciation and amortization	(323,779)	(312,700)
Net, property, plant and equipment	125,540	120,631
Construction-in-process	32,274	25,924
Total	$157,814	$146,555

Note 11 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2021 we repurchased and retired 622,400 shares of common stock for $24.0 million. During the six months ended June 25, 2022, we repurchased and retired 676,408 shares of common stock for $26.0 million, utilizing the remaining funds available for repurchase.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the three months ended June 25, 2022, we repurchased and retired 767,083 shares of common stock for $28.4 million under the program. As of June 25, 2022, $46.6 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 25, 2021	2,166,934	$28.63
Awards granted	63,697	41.25
Awards vested	(338,825)	16.73
Awards forfeited	(51,941)	30.23
RSUs at June 25, 2022	1,839,865	31.22

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the six months ended June 25, 2022. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Six Months Ended
June 25, 2022
Shares issued	157,642
Weighted average per share purchase price	$35.81
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(6.93)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Cost of revenues	$734	$1,079	$1,812	$2,414
Research and development	1,695	1,663	3,681	3,352
Selling, general and administrative	3,929	3,846	8,385	7,899
Total stock-based compensation	$6,358	$6,588	$13,878	$13,665

Unrecognized Compensation Costs
At June 25, 2022, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$27,430	1.80
Performance restricted stock units	7,202	1.74
Employee stock purchase plan	285	0.61
Total unrecognized stock-based compensation expense	$34,917	1.77

Note 12 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Weighted-average shares used in computing basic net income per share	77,897	77,463	78,071	77,530
Add potentially dilutive securities	1,313	2,003	1,352	2,091
Weighted-average shares used in computing diluted net income per share	79,210	79,466	79,423	79,621

Securities not included as they would have been antidilutive	23	128	—	118

Note 13 — Commitments and Contingencies

Leases
See Note 14, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of June 25, 2022 from those disclosed in our Annual Report on Form 10-K for the year ended December 25, 2021.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of June 25, 2022, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 14 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 7 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 3 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 6 years as of June 25, 2022 and the weighted-average discount rate was 3.69%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Lease expense:
Operating lease expense	$2,183	$2,048	$4,404	$4,171
Short-term lease expense	76	45	116	82
Variable lease expense	677	426	1,135	963
	$2,936	$2,519	$5,655	$5,216

Future minimum payments under our non-cancelable operating leases were as follows as of June 25, 2022 (in thousands):

Fiscal Year	Amount
Remainder of 2022	$4,319
2023	7,564
2024	7,224
2025	7,187
2026	6,505
Thereafter	9,143
Total minimum lease payments	41,942
Less: interest	(4,588)
Present value of net minimum lease payments	37,354
Less: current portion	(7,843)
Total long-term operating lease liabilities	$29,511

Note 15 — Revenue

Transaction price allocated to the remaining performance obligations: On June 25, 2022, we had $9.7 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 66.9% of our remaining performance obligations as revenue in the remainder of fiscal 2022, approximately 27.7% in fiscal 2023, and approximately 5.4% in fiscal 2024 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of June 25, 2022 and December 25, 2021 were $2.0 million and $0.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of June 25, 2022 and December 25, 2021 were $32.2 million and $24.2 million, respectively. During the six months ended June 25, 2022, we recognized $16.5 million of revenue that was included in contract liabilities as of December 25, 2021.

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

	Three Months Ended
	June 25, 2022				June 26, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$167,708	$36,199	$—	$203,907	$153,641	$34,435	$—	$188,076
Gross profit	78,420	18,276	(2,327)	94,369	66,600	16,907	(7,224)	76,283
Gross margin	46.8%	50.5%		46.3%	43.3%	49.1%		40.6%

	Six Months Ended
	June 25, 2022				June 26, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$327,691	$73,390	$—	$401,081	$312,539	$62,173	$—	$374,712
Gross profit	$155,622	$37,683	$(4,712)	$188,593	$136,915	$30,506	$(14,432)	$152,989
Gross margin	47.5%	51.3%		47.0%	43.8%	49.1%		40.8%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	June 25, 2022			June 26, 2021
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$122,380	$—	$122,380	$103,726	$—	$103,726
DRAM	36,843	—	36,843	42,088	—	42,088
Flash	8,485	—	8,485	7,827	—	7,827
Systems	—	36,199	36,199	—	34,435	34,435
Total	$167,708	$36,199	$203,907	$153,641	$34,435	$188,076
Timing of revenue recognition:
Products transferred at a point in time	$166,701	$33,081	$199,782	$153,129	$30,884	$184,013
Products and services transferred over time	1,007	3,118	4,125	512	3,551	4,063
Total	$167,708	$36,199	$203,907	$153,641	$34,435	$188,076
Geographical region:
Taiwan	$45,188	$4,832	$50,020	$46,737	$5,147	$51,884
China	40,578	9,157	49,735	23,996	7,831	31,827
United States	21,539	9,703	31,242	24,174	8,476	32,650
South Korea	27,418	1,337	28,755	35,426	751	36,177
Malaysia	16,157	87	16,244	3,034	161	3,195
Japan	6,716	3,221	9,937	3,477	4,227	7,704
Europe	3,824	4,267	8,091	6,466	5,544	12,010
Singapore	5,131	1,977	7,108	8,602	1,360	9,962
Rest of the world	1,157	1,618	2,775	1,729	938	2,667
Total	$167,708	$36,199	$203,907	$153,641	$34,435	$188,076

	Six Months Ended
	June 25, 2022			June 26, 2021
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$236,501	$—	$236,501	$217,136	$—	$217,136
DRAM	71,280	—	71,280	75,986	—	75,986
Flash	19,910	—	19,910	19,417	—	19,417
Systems	—	73,390	73,390	—	62,173	62,173
Total	$327,691	$73,390	$401,081	$312,539	$62,173	$374,712
Timing of revenue recognition:
Products transferred at a point in time	$325,537	$68,497	$394,034	$311,605	$55,555	$367,160
Products and services transferred over time	2,154	4,893	7,047	934	6,618	7,552
Total	$327,691	$73,390	$401,081	$312,539	$62,173	$374,712
Geographical region:
Taiwan	$87,710	$15,379	$103,089	$91,471	$5,993	$97,464
China	73,369	14,765	88,134	61,827	12,625	74,452
United States	41,515	15,374	56,889	45,482	16,654	62,136
South Korea	52,299	3,957	56,256	53,427	1,835	55,262
Malaysia	37,674	769	38,443	22,922	203	23,125
Japan	11,501	7,818	19,319	8,726	8,299	17,025
Singapore	15,415	2,589	18,004	16,229	2,291	18,520
Europe	6,206	10,280	16,486	9,299	12,710	22,009
Rest of the world	2,002	2,459	4,461	3,156	1,563	4,719
Total	$327,691	$73,390	$401,081	$312,539	$62,173	$374,712

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to COVID-19 and the impact of our responses to it, the interpretation and impacts of changes in export controls and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 25, 2021 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $60.1 million in the first six months of fiscal 2022 as compared to $37.5 million in the first six months of fiscal 2021. The increase in net income was primarily due to increased revenue with improved gross margins from a change in product mix and a reduction in the amortization of intangibles from significant intangibles becoming fully amortized, partially offset by higher operating expenses.

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

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2021 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 25, 2022, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 25, 2021, which was filed with the Securities and Exchange Commission on February 18, 2022.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	53.7	59.4	53.0	59.2
Gross profit	46.3	40.6	47.0	40.8
Operating expenses:
Research and development	13.9	13.5	13.8	13.2
Selling, general and administrative	16.4	16.2	16.5	16.1
Total operating expenses	30.3	29.7	30.3	29.3
Operating income	16.0	10.9	16.7	11.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income (expense), net	0.3	(0.1)	0.2	—
Income before income taxes	16.3	10.8	16.9	11.5
Provision for income taxes	1.5	1.2	1.9	1.5
Net income	14.8%	9.6%	15.0%	10.0%

Revenues by Segment and Market

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

	(In thousands)
Probe Cards	$167,708	$153,641	$327,691	$312,539
Systems	36,199	34,435	73,390	62,173
	$203,907	$188,076	$401,081	$374,712

	Three Months Ended
	June 25, 2022	% of Revenues	June 26, 2021	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$122,380	60.0%	$103,726	55.1%	$18,654	18.0%
DRAM	36,843	18.0	42,088	22.4	(5,245)	(12.5)
Flash	8,485	4.2	7,827	4.2	658	8.4
Systems Market:
Systems	36,199	17.8	34,435	18.3	1,764	5.1
Total revenues	$203,907	100.0%	$188,076	100.0%	$15,831	8.4%

	Six Months Ended
	June 25, 2022	% of Revenues	June 26, 2021	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$236,501	58.9%	$217,136	57.9%	$19,365	8.9%
DRAM	71,280	17.8	75,986	20.3	(4,706)	(6.2)
Flash	19,910	5.0	19,417	5.2	493	2.5
Systems Market:
Systems	73,390	18.3	62,173	16.6	11,217	18.0
Total revenues	$401,081	100.0%	$374,712	100.0%	$26,369	7.0%

The increase in Foundry & Logic product revenue for the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, was driven principally by the increased demand and increased unit sales to other large semiconductor foundries and integrated device manufacturers.

The decrease in DRAM product revenue for the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, was driven by decreased design wins and customer demand.

The increase in Flash product revenue for the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, was driven by increased customer demand.

The increase in Systems market revenue for the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, was driven by both increased sales of metrology systems and our 200 and 300 millimeter probe stations.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	June 25, 2022	% of Revenue	June 26, 2021	% of Revenue	June 25, 2022	% of Revenue	June 26, 2021	% of Revenue

	(Dollars in thousands)
Taiwan	$50,020	24.5%	$51,884	27.6%	$103,089	25.7%	$97,464	26.0%
China	49,735	24.4	31,827	16.9	88,134	22.0	74,452	19.9
United States	31,242	15.3	32,650	17.4	56,889	14.2	62,136	16.6
South Korea	28,755	14.1	36,177	19.2	56,256	14.0	55,262	14.7
Malaysia	16,244	8.0	3,195	1.7	38,443	9.6	23,125	6.2
Japan	9,937	4.9	7,704	4.1	19,319	4.8	17,025	4.5
Europe	8,091	4.0	12,010	6.4	16,486	4.1	22,009	5.9
Singapore	7,108	3.5	9,962	5.3	18,004	4.5	18,520	4.9
Rest of the world	2,775	1.3	2,667	1.4	4,461	1.1	4,719	1.3
Total revenues	$203,907	100.0%	$188,076	100.0%	$401,081	100.0%	$374,712	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. More specifically, the increase in revenues for China and Malaysia were driven principally by a single large U.S.-based company with operations in China and Malaysia. Further increases in China were driven by increased demand from a large Chinese DRAM integrated device manufacturer.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Gross profit	$94,369	$76,283	$18,086	23.7%
Gross margin	46.3%	40.6%

	Six Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change
Gross profit	$188,593	$152,989	$35,604	23.3%
Gross margin	47.0%	40.8%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	June 25, 2022				June 26, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$78,420	$18,276	$(2,327)	$94,369	$66,600	$16,907	$(7,224)	$76,283
Gross margin	46.8%	50.5%		46.3%	43.3%	49.1%		40.6%

	Six Months Ended
	June 25, 2022				June 26, 2021
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$155,622	$37,683	$(4,712)	$188,593	$136,915	$30,506	$(14,432)	$152,989
Gross margin	47.5%	51.3%		47.0%	43.8%	49.1%		40.8%

Probe Cards
For the three and six months ended June 25, 2022, gross margins increased compared to the three and six months ended June 26, 2021, primarily due to higher revenues and improved standard margins related to favorable product mix, partially offset by higher net manufacturing spending driven by higher material and labor costs, and — for the three month periods — unfavorable absorption of costs despite higher production volumes.

Systems
For the three and six months ended June 25, 2022, gross margins increased compared to the three and six months ended June 26, 2021, primarily as a result of favorable product mix primarily driven by increased sales of metrology tools at favorable margins, and improved leverage on fixed costs at these higher volumes.

Corporate and Other
Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The reduction in Corporate and Other for the three and six months ended June 25, 2022 compared to the three and six months ended June 26, 2021 is primarily due to a reduction in the amortization of intangibles resulting from significant intangibles becoming fully amortized, partially offset by increased share-based compensation driven by increases in headcount to support our growth.

Overall
Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For the three and six months ended June 25, 2022, compared to the three and six months ended June 26, 2021, gross profit and gross margins have increased on higher revenue levels, favorable product mix, and less amortization of intangibles.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Stock-based compensation	$734	$1,079	$1,812	$2,414

Research and Development

	Three Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,317	$25,454	$2,863	11.2%
% of revenues	13.9%	13.5%

	Six Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change

	(Dollars in thousands)
Research and development	$55,451	$49,500	$5,951	12.0%
% of revenues	13.8%	13.2%

The increase in research and development expenses in the three and six months ended June 25, 2022 when compared to the corresponding period in the prior year was primarily driven by an increase in headcount to support our continued investment in technology leadership. Increased general operational costs, annual salary adjustments, project material costs, and stock-based compensation also contributed to the increase.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 25, 2022 compared to Three Months Ended June 26, 2021	Six Months Ended June 25, 2022 compared to Six Months Ended June 26, 2021
Employee compensation costs	$1,006	$2,612
Other general operations	1,421	2,387
Stock-based compensation	32	329
Project material costs	404	623
	$2,863	$5,951

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Stock-based compensation	$1,695	$1,663	$3,681	$3,352

Selling, General and Administrative

	Three Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$33,406	$30,479	$2,927	9.6%
% of revenues	16.4%	16.2%

	Six Months Ended
	June 25, 2022	June 26, 2021	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$66,312	$60,494	$5,818	9.6%
% of revenues	16.5%	16.1%

The increase in selling, general and administrative expenses in the three and six months ended June 25, 2022 when compared to the corresponding period in the prior year was primarily driven by increased headcount, annual salary adjustments, increased travel related costs as restrictions related to COVID-19 relaxed, and higher stock-based compensation. We expect travel costs to continue to return to previous levels assuming travel restrictions continue to ease. These increases were partially offset by lower amortization of intangibles.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 25, 2022 compared to Three Months Ended June 26, 2021	Six Months Ended June 25, 2022 compared to Six Months Ended June 26, 2021
Employee compensation costs	$1,249	$2,632
General operating expenses	831	1,465
Travel related costs	809	1,436
Stock-based compensation	83	486
Amortization of intangibles	(45)	(201)
	$2,927	$5,818

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Stock-based compensation	$3,929	$3,846	$8,385	$7,899

Interest Income and Interest Expense
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three and six months ended June 25, 2022 compared with the corresponding period of the prior year was attributable to a slight increase in investment yields due to the higher interest rate environment on higher invested balances.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three and six months ended June 25, 2022 compared to the same period of the prior year remained consistent despite a lower outstanding debt due to increased average interest rates on the outstanding debt.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency impact and various other gains and losses.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

	(In thousands, except percentages)
Provision for income taxes	$3,136	$2,283	$7,586	$5,489
Effective tax rate	9.4%	11.3%	11.2%	12.8%

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

We have utilized our previous net operating loss carryforwards, and expect the FDII deduction and corresponding benefit to be available, resulting in a decrease from the U.S. statutory rate for the year ending December 31, 2022.

The decrease in the effective tax rate in the three months ended June 25, 2022 when compared to the corresponding period in the prior year was primarily driven by an increased tax deduction from FDII.

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

Liquidity and Capital Resources

Capital Resources
Our working capital was $377.5 million at June 25, 2022, compared to $375.3 million at December 25, 2021.

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

Our cash, cash equivalents and marketable securities totaled approximately $266.3 million at June 25, 2022, compared to $276.1 million at December 25, 2021. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	June 25, 2022	June 26, 2021

	(In thousands)
Net cash provided by operating activities	$86,801	$66,155
Net cash used in investing activities	$(41,111)	$(59,813)
Net cash used in financing activities	$(57,263)	$(31,916)

Operating Activities
Net cash provided by operating activities for the six months ended June 25, 2022 was primarily attributable to net income of $60.1 million and net non-cash expenses of $42.0 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories. These inflows were partially offset by net changes in working capital of $15.3 million, primarily related to cash paid for inventories of $32.3 million, partially offset by cash provided by an increase in accounts payable of $7.5 million, an increase in accrued liabilities for $4.1 million, and a reduction in accounts receivable of $5.5 million.

Investing Activities
Net cash used in investing activities for the six months ended June 25, 2022 was primarily related to $30.1 million property, plant and equipment purchases, $6.9 million net cash used to purchase marketable securities, and $3.1 million for acquisition of a business.

Financing Activities
Net cash used in financing activities for the six months ended June 25, 2022 primarily related to $54.3 million used to purchase common stock under our stock repurchase programs, $4.4 million of principal payments made towards the repayment of our term loans, and $4.2 million related to tax withholdings associated with the net share settlements of our equity awards, partially offset by $5.7 million of proceeds received from issuances of common stock under our employee stock purchase plan.

Debt

FRT Term Loan
On October 25, 2019, we entered into a $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”), to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bears interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75% per annum and will be repaid in quarterly installments of approximately $1.8 million plus interest. The interest rate at June 25, 2022 was 1.29%. As of June 25, 2022, the balance outstanding pursuant to the FRT term loan was $3.7 million. The FRT Term Loan is expected to be fully paid as of October 25, 2022.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase of a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at June 25, 2022 was 2.81%. As of June 25, 2022, the balance outstanding pursuant to the Building Term Loan was $16.0 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating interest rate of one-month LIBOR plus 1.75% into a fixed interest rate of 2.75%. As of June 25, 2022, the notional amount of the loan that is subject to this interest rate swap is $16.0 million.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2021 we repurchased and retired 622,400 shares of common stock for $24.0 million. During the six months ended June 25, 2022, we repurchased and retired 676,408 shares of common stock for $26.0 million, utilizing the remaining funds available for repurchase.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the three months ended June 25, 2022, we repurchased and retired 767,083 shares of common stock for $28.4 million under this program. As of June 25, 2022, $46.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of June 25, 2022:

	Payments Due In Fiscal Year
	Remainder 2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$4,319	$7,564	$7,224	$7,187	$6,505	$9,143	$41,942
Term loans - principal payments	4,208	1,050	1,080	1,111	1,142	11,116	19,707
Term loans - interest payments (1)	244	428	400	366	335	1,415	3,188
Total	$8,771	$9,042	$8,704	$8,664	$7,982	$21,674	$64,837

(1) Represents our minimum interest payment commitments at 2.81% per annum for the Building Term Loan and 1.29% per annum for the FRT Term Loan. This also excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 25, 2022, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the six months ended June 25, 2022 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 25, 2021. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 25, 2021 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended June 25, 2022:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
March 27, 2022 - April 23, 2022	76,052	$35.93	76,052	$13,833,084
April 24, 2022 - May 21, 2022	242,975	37.49	242,975	4,723,942
May 22, 2022 - June 25, 2022	883,916	37.43	883,916	46,634,889
	1,202,943	$37.35	1,202,943

1 In May, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. This authorization is in addition to the program authorized to repurchase up to $50.0 million of outstanding common stock that expires October 28, 2022. Under the authorized stock repurchase programs, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The programs may be modified or discontinued at any time. This new share repurchase program will expire May 20, 2024.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FormFactor, Inc.	8-K	June 3, 2022	3.01
3.2	Restated Certificate of Incorporation of FormFactor, Inc.	8-K	June 3, 2022	3.02
3.3	Amended and Restated By-laws of FormFactor, Inc.	8-K	June 3, 2022	3.03
10.1	First Amendment to FormFactor, Inc. Employee Stock Purchase Plan				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	August 2, 2022	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)