Form 10-K
period 2022-12-31
FORMFACTOR INC
filed 2023-02-24
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 24, 2022 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date: $2,239.4 million.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 17, 2023 was 77,140,504 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 31, 2022

______________
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “the Company,” “FormFactor,” “we,” “us,” and “our.” Our fiscal year ends on the last Saturday in December. Our last three fiscal years ended on December 31, 2022, December 25, 2021 and December 26, 2020.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial results, operating results, revenues, gross margins, liquidity, operating expenses, products, projected costs and capital expenditures, research and development programs, sales and marketing initiatives, competition, and the impact of accounting standards. In some cases, you can identify these statements by our use of forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend” and “continue,” the negative or plural of these words and other comparable terminology. Forward-looking statements are based on information available to us as of the filing date of this Annual Report on Form 10-K and our current expectations about future events, which are inherently subject to change and involve known and unknown risks and uncertainties. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements, and we assume no obligation to do so. Actual events or results may differ materially from those expressed or implied by these statements due to various factors, including but not limited to the matters discussed below in the section entitled “Item 1A: Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

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
◦our ability to collect accounts receivable owed by our customers;
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
◦risks to the Company’s realization of benefits from acquisitions and investments in capacity and data systems; and
◦factors impacting political and global economic stability, including natural disasters, pandemics, military conflicts, climate change, and other factors acting alone or in combination.

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

FormFactor, Inc., was incorporated in 1993, and we introduced our first product in 1995. In October 2012, we acquired Astria Semiconductor Holdings, Inc., including its subsidiary Micro-Probe Incorporated (together “MicroProbe”); in June 2016, we acquired Cascade Microtech, Inc. (“Cascade Microtech” or “CMI”); in October 2019, we acquired FRT GmbH (“FRT”); in July 2020, we acquired the probe card assets of Advantest Corporation (“Baldwin Park”); in October 2020, we acquired High Precision Devices, Inc. (“HPD”), and in June 2022, we acquired the assets of the dilution refrigerator product line of American ULT Cyrogenics, formerly d/b/a JanisULT (“Woburn”). These acquisitions have helped transform our business into a semiconductor test and measurement market leader with greater scale, diversification, breadth and market opportunities from lab to fab.

As of December 31, 2022, we operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

Products
We design, manufacture and sell multiple product lines, including probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems, and related services.

Probe Cards. Our probe cards utilize a variety of technologies and product architectures, including micro-electromechanical systems (MEMS) technologies. We use advanced design and automation technologies to enable rapid and cost-effective manufacturing of resilient composite contact elements with characteristic length scales of a few microns. These contact elements are designed to provide a specific range of forces on, and across, a chip’s bond pad, solder bump, micro-bump, through-silicon-via (TSV), or copper pillar, during the test process, and maintain their shape and position over a range of compression levels. In addition, while maintaining these mechanical characteristics, the contact elements must achieve reliable and high-fidelity electrical contact through wafer surfaces that are generally oxidized or otherwise contaminated, and must maintain these attributes over hundreds of thousands, and even millions, of compression cycles. Our range of capabilities enable us to rapidly produce customer-design specific probe cards that deliver leading precision, quality, reliability, and electro-mechanical performance.

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

Through ongoing investments in both our technology and operations, we continue to innovate and improve so that our products will meet customers’ future technical roadmap performance, quality, and commercial requirements. We also focus on leveraging these ongoing investments across all advanced probe card markets to realize synergies and economies of scale to benefit our competitiveness, time-to-market and overall profitability.

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

Metrology Systems. We offer surface metrology systems for various applications including the development, production and quality control of semiconductor products. With resolution down to nanometer scales, these systems measure topography, structure, step height, roughness, wear, thickness variation, film thickness and other parameters. The modular architecture of the systems allows for the sensor configuration to be customized for the application while leveraging a common platform. These systems integrate hybrid metrology capabilities and proprietary software to enable non-destructive and rapid measurement of multiple features and parameters simultaneously, which has multiple applications but is particularly useful in the growing space of advanced packaging, Silicon Carbide (SiC) power, Silicon Photonics, and MEMS applications.

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

Cryogenic Systems. Our cryogenic systems include the manufacture of precision cryogenic instruments and semiconductor test and measurement systems. These include advanced cryogenic probe systems to test complete wafers or singulated die, as well as Dilution Refrigerator (DR) and Adiabatic Demagnetization Refrigerator (ADR) cryostats used in various applications at close to absolute zero degree temperature, including quantum and superconducting computing applications, astronomy, and other situations where cryogenic temperature management is required. These systems are marketed externally and also allow for vertical integration with our existing cryogenic wafer and chip probe stations and cryogenic engineering probes.

Services and Support. In addition to routine installation services at the time of sale, we offer services to enable our customers to maintain and more effectively utilize our products and to enhance our customer relationships. Our applications engineers assist our customers in test methodologies to make advanced measurements during process and product development, and during mass production, along with offering traditional maintenance services.

Customers
Our customers include companies, universities and institutions that design or make semiconductor and semiconductor related products in the foundry & logic, DRAM, flash, display, sensor and quantum computer markets. Our customers use our products to test nearly all semiconductor device types, including SoCs, mobile application processors, microprocessors, quantum processors, microcontrollers, graphic processors, radio frequency, analog, mixed signal, image sensors, electro-optical, DRAM memory, NAND flash memory, NOR flash memory, and quantum computer processor devices.

Fabless semiconductor suppliers do not manufacture their own semiconductors, but they purchase our analytical probes, probe stations, and other System segment products for research and development, and device characterization. They also purchase, or direct their foundries or wafer test facilities to purchase, our probe cards to test wafers manufactured for them.

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

Information concerning revenue by geographic region and by country based upon ship-to location appears under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Revenues by Geographic Region and Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Information concerning revenue concentration by customer appears under Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following customers represented 10% or more of our quarterly revenues for the quarters indicated:

	Fiscal Quarters Ended
	Dec. 31, 2022	Sep. 24, 2022	June 25, 2022	Mar. 26, 2022	Dec. 25, 2021	Sep. 25, 2021	June 26, 2021	Mar. 27, 2021
Intel Corporation	16.5%	17.0%	20.9%	20.8%	16.7%	20.8%	16.3%	28.1%
SK hynix Inc.	*	10.7	*	*	*	*	*	*
Taiwan Semiconductor Manufacturing Co., LTD.	*	*	*	10.7	*	*	11.0	11.5
Samsung Electronics Co., LTD.	*	*	*	*	13.8	12.9	14.7	*
	16.5%	27.7%	20.9%	31.5%	30.5%	33.7%	42.0%	39.6%
* Less than 10% of revenues.

Segment and Enterprise-Wide Disclosures
See Note 16 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for certain financial information related to our segments and our enterprise-wide disclosures.

Manufacturing
Our probe cards are designed for each of our customers' unique designs, by modifying and adapting our product architectures to meet an individual customer’s chip layout and test requirements. Our proprietary manufacturing processes for our probe cards include a complex interconnection system-level design process; a front-end process, which may include wire bonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and pick and place assembly; and a back-end process, which includes general assembly and test. Critical steps in our manufacturing process are performed in a variety of clean room environments as stringent as a Class 100, depending on the requirements of the specific manufacturing processes.

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

Our primary manufacturing facilities are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; and in Thiendorf, Munich, and Bergisch Gladbach, Germany. We also have smaller manufacturing operations in Suzhou, China; and Yokohama, Japan.

We maintain repair and service capabilities in Livermore and Carlsbad, California and Beaverton, Oregon, United States; Thiendorf, Dresden, Munich and Bergish Gladbach Germany; Bundang, South Korea; Yokohama and Hiroshima, Japan; Suzhou and Shanghai, China; Hsinchu, Taiwan; and Singapore.

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

Governmental Regulations
We are subject to international, federal, state and local regulations that are customary to businesses in our industry. These regulations relate to, among other things, environmental matters, anti-corruption, marketing, fraud and abuse, trade regulations, employment, and privacy.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 31, 2022. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Import and Export Control
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to export control regulations. Failure to comply with these laws could result in sanctions by the U.S. or other respective governments, including substantial monetary penalties, denial of import, export or other privileges, and debarment from government contracts. Approximately 22% of our fiscal 2022 revenue was derived from sales to customers in China, which is subject to the recent expanded export license requirements imposed by the United States government. We continue to take all necessary steps to ensure full compliance with these new rules, including holding shipments, if necessary.

Competition
The markets for our products are highly competitive, and we anticipate that these markets will continually evolve and be subject to rapid technological change. Our current and potential competitors are as below:

Probe Cards. The probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers in often differentiated applications. Our primary competitors are AMST Co., Ltd., Chungwa Precision Technology, Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., M2N Co., Ltd., Microfriend Inc., Micronics Japan Co., Ltd., MPI Corporation, Micro Square Technology Inc., NHK Spring Co., Ltd., Soulbrain Engineering, Nidec SV TCL, Synergie CAD, TechnoProbe S.p.A, TSE Co., Ltd., WinWay Technology Co., Ltd., WILL-Technology Co., Ltd., and Yokowo, among others.

Probe card vendors such as Japan Electronic Materials Corporation, Micronics Japan Co., and TechnoProbe offer probe cards built using similar types of MEMS technology as we do. The high capital investment and other costs associated with the development of MEMS probe cards and the time and high cost of the customer evaluation process represent significant barriers to entry for this type of technology.

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

Analytical Probes. Our primary competitors in the analytical probe market are GGB Industries Inc. and MPI Corporation. We believe that the primary competitive factors in this market are breadth of probe types, probe frequency and electrical signal integrity, contact integrity and the related cleaning required, knowledge of measurement techniques, calibration support, delivery time and price. We believe that we compete favorably with respect to these factors.

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

Metrology Systems. Our primary competitors in the metrology system market are Bruker Corporation, Camtek Ltd., Cohu, Inc., Filmetrics (a KLA company), Onto Innovation, and Unity SC. We believe that the primary competitive factors in this market are breadth of measurement types, measurement accuracy, measurement speed and throughput, ability to apply algorithms to multiple sensor inputs to indirectly measure attributes not otherwise directly observable, knowledge of measurement techniques and applications, delivery time and price. We believe that we compete favorably with respect to these factors.

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

Semiconductor manufacturers may implement chip designs that include capabilities or use other methodologies that increase test throughput and reduce test content. This may reduce or eliminate some or all of our current products’ advantages. Semiconductor manufacturers may also increase their use of test strategies that include low performance semiconductor testers, less complex probe cards, or test procedures that do not involve our products. Our ability to compete favorably may also be adversely affected by the long-standing relationships between our competitors and certain semiconductor manufacturers.

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

We offer a variety of benefits such as health insurance, paid and unpaid leaves, retirement, and life and disability/accident coverage as applicable to their geographic location. We also offer a variety of other benefits which allow employees to select the options which meet their needs such as for wellness, insurance and professional services.

Our training initiatives promote the continuous improvement of our workforce to keep pace with an increasingly complex business and industry, and are designed to foster skills development, compliance and our company values. In addition to formal training, the capabilities of our workforce are intended to grow through structured feedback, mentorship, team building, career progression, tuition assistance, and a culture of transparency.

We leverage both formal and informal programs to identify, foster, and retain top talent. On an annual basis, we have conducted a talent review process with our Chief Executive Officer, and leaders of our business units and functions that is focused upon performance, potential, diversity, and succession for critical roles.

Our commitment to diversity and inclusion is a significant part of our human capital development programs. We believe that the recruitment, retention and promotion of a balanced workforce is an important driver of company performance. We support these values through sponsored events, networking groups, and management objectives. As an equal opportunity employer, we develop and implement an annual and targeted affirmative action plan.

We also inspire employee engagement through our commitment to corporate social responsibility, including in defined focus areas of sustainable technology, health and safety, labor and human rights, energy and climate change, supply chain responsibility, and waste and chemical management.

Our workplace health and safety programs include robust policies, procedures, training programs, and self-audits. Nearly all of our manufacturing employees are located in California, Oregon and Germany, where workplace safety and labor regulations support maintaining high standards of employee protection. We have also been demonstrating a focus on health and safety in our response to the COVID-19 pandemic world-wide, including work-from-home flexibility, and requiring those who may be sick to stay home.

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

As of December 31, 2022, we had 2,105 regular full-time employees, including 1,170 in operations, 426 in research and development, 322 in sales and marketing and 187 in general and administrative functions. By region, 1,420 of our employees were in North America, 391 in Asia, and 294 in Europe. As of December 31, 2022, our Probe Cards Segment had 1,485 regular full-time employees, our Systems Segment had 426 regular full-time employees, plus we had 194 regular full-time employees in corporate functions. None of our employees in the United States are covered by a collective bargaining agreement. Certain employees at one of our manufacturing facilities in Germany are represented by a works council. Our employees take pride in their work and we believe that our overall relations with our employees is positive.

Available Information
We maintain a website at http://www.formfactor.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United State Securities and Exchange Commission, or SEC. The reference to our website does not constitute incorporation by reference of the information contained at the site.

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
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the test and measurement requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the future technical and operational needs of our customers and to develop and support new products and product enhancements to meet those needs on a timely and cost-effective basis. Our customers’ needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size, are increasing in speed and functionality, and are produced on shorter cycle times and at reduced unit cost.

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
•offer our products for sale at competitive price levels while maintaining our gross margins within our financial model;
•identify emerging technological trends in our target markets;
•maintain effective marketing strategies;
•obtain and maintain intellectual property rights where necessary;
•hire and retain high performing engineering personnel;
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
We derive the majority of our revenues from the sale of our probe card products, primarily to manufacturers of microprocessors, foundry & logic and memory devices, despite progress in diversifying our product offerings. We anticipate that sales of probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products on the basis of a variety of factors including performance, quality, timely delivery and price, and depends upon our ability to continue to develop and introduce new products that meet our customers’ requirements. The degree to which we depend upon the sales of our probe card products for our revenues may increase our susceptibility to failures to satisfy the customers for such products, which may adversely affect our revenues and our ability to grow our business.

We derive a substantial portion of our revenues from a small number of customers.
A relatively small number of customers account for a significant portion of our revenues. One customer represented 19.0% of total revenues in fiscal 2022, two customers represented a combined 31.8% of total revenues in fiscal 2021 and one customer represented 31.5% of total revenues in fiscal 2020. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues, which can drive material fluctuations in sales volume, gross margins due to changes in mix, and leverage on fixed costs. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers, could significantly reduce our revenues. A decline in our customers' market share and commercial success, including their ability to compete favorably within their respective end markets, could significantly impact demand for our products and reduce our revenues. Cancellations, reductions, deferrals or non-payment of invoices could result from another downturn in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events, or other issues with the financial stability of our customers. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant non-recoverable costs, including but not limited to the potential for impairment of inventories. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

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

There has also been consolidation within the semiconductor test equipment market. This consolidation trend could change our interactions and relationships with complementary tester, instrument, and probe card suppliers, and negatively impact our revenue and operating results.

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
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories, and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. Global economic stability can be negatively affected by a variety of factors and interrelationships, including the impacts of epidemics and pandemics, military conflicts, climate change, trade barriers (such as the U.S.-China trade restrictions implemented during fiscal 2022) and other factors acting alone or in combination. Some of these factors can also have a more direct adverse impact upon our operations to varying degrees. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers, and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products that use semiconductors, such as servers, personal computers, automobiles and cell phones. During industry downturns, semiconductor manufacturers sharply curtail their spending, including their spending on our products, which may adversely impact our revenues, gross margins and results of operations. Further, a protracted downturn could cause one or more of our customers to become insolvent, resulting in a loss of revenue and impacting our ability to collect on accounts receivable. For example, in the second half of fiscal 2022, we saw a significant decline in demand for foundry & logic and DRAM products due to cyclicality in those markets. The timing, length and severity of these cyclical downturns are difficult to predict, and our business depends on our ability to plan for and react to these cyclical changes.

Because we generally do not have a sufficient backlog of unfilled orders to meet our quarterly revenue targets, revenues in any quarter are substantially dependent upon customer orders received and fulfilled in that quarter.
Our revenues are difficult to forecast because we generally do not have sufficient backlog of unfilled orders to meet our quarterly revenue targets at the beginning of a quarter. Rather, a substantial percentage of our revenues in any quarter depend upon customer orders for our products that we receive and fulfill in that quarter. Because our expense levels are based in part on our expectations as to future revenues and to a large extent are fixed in the short term, we might be unable to adjust spending in time to compensate for any unexpected shortfall in revenues, such as the decline in bookings and revenues in the second half of fiscal 2022. Accordingly, any significant shortfall of revenues in relation to our expectations could hurt our operating results.

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
We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time required for us to design, manufacture and deliver our products in volume. If we cannot do these things, both our existing products and our new products may not be commercially successful, our revenues and profitability may be adversely affected, our customer relationships and our reputation may be harmed, and our business may be materially adversely affected.

To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, open new manufacturing facilities, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment, and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes or products. These delays and other inefficiencies may arise from a variety of factors. Further, these investments may consume available cash in the short term for a presumed future benefit that may or may not occur. These impacts have caused, and could cause in the future, our operating results and liquidity to decline.

We have also experienced, and may experience in the future, difficulties in manufacturing our complex products in volume, on time, and at acceptable yields and cost, and/or have installation issues in the field, due to the complexity of customer requirements. These challenges, if not timely resolved could have a material adverse effect on operating results and our ability to compete effectively.

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
The complexity and ongoing development of our product designs and manufacturing processes could lead to design or manufacturing problems. Problems might result from a number of factors, including design defects, materials failure, failure of components manufactured by our suppliers to meet our specifications, contamination in the manufacturing environment, impurities in the materials used, unknown sensitivities to process conditions such as temperature and humidity, and equipment failures. Any errors or defects could:

•cause lower than anticipated yields and lengthen delivery schedules;
•cause delays in product shipments;
•cause delays in new product introductions;
•cause us to incur warranty expenses;
•result in increased costs and diversion of development resources;
•cause us to incur increased charges due to unusable inventory;
•require design modifications;
•have implications for timing of revenue recognition and associated costs; or
•decrease market acceptance or customer satisfaction with these products.

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

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers, or scarcity of raw materials from one of these suppliers, could cause production delays.
We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers, and in some cases alternative sources are not currently available. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot guarantee our ability to obtain components and materials in the long term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross profit. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries, poor component quality, and business disruptions while we seek to identify and qualify alternative suppliers. This could be exacerbated by certain events outside the control of either the supplier or us, such as global, regional or national health crises or armed conflict. The occurrence of any of these risks could adversely impact our business, results of operations and financial condition.

We are dependent on the availability of certain key raw materials and natural resources used in our products and various manufacturing processes, and we rely on third parties to supply us with these materials in a cost-effective and timely manner. Our access to raw materials may be adversely affected if our suppliers’ operations were disrupted as a result of limited or delayed access to key raw materials and natural resources, which may result in increased cost for these items.

Our operations, or those of our important suppliers, business partners and customers, could be adversely affected by events outside of our control such as natural disasters, pandemics and man-made disasters.
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

For example, the COVID-19 pandemic has shown the extent to which new pathogens are capable of disrupting business operations and economic activity locally and worldwide. Health crises can severely disrupt global supply chains, including for parts and materials that we use to manufacture our products, and affect economic conditions in the markets for our products. The circumstances which give rise to epidemics and pandemics from new or existing pathogens with similar impacts are expected to persist indefinitely.

Another example of events outside of our control arises from our manufacturing facilities being located in seismically active areas in California and Oregon. The manufacturing equipment and processes that we use can be severely disrupted by seismic activity. A significant seismic event in an area of our operations could have a materially negative impact on our operations, financial results or financial condition.

Much of the infrastructure on which we rely for our operations is outside of our control, such as electric power infrastructure. We have previously experienced disruptions to electrical power at some of our premises in California and China, especially when aging infrastructure or inadequate electric power service has been impacted by high demand, fires, and weather which may worsen over time with climate change, and other events. Our efforts to mitigate the effects on us from interruptions in the availability of electric power, or other infrastructure, may not adequately prevent materially negative impacts on our operations, and in turn our financial results.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.
The physical impacts of climate change could adversely impact our costs and operations. There has been public discussion that climate change may be associated with rising sea levels as well as extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes, drought, and snow or ice storms. Extreme weather conditions may increase our costs or cause damage to our facilities, and any damage resulting from extreme weather may not be fully insured, and may also limit our ability to fully insure facilities on a cost-effective basis in the future. Periods of extended inclement weather may inhibit construction of our capital improvement projects. Any such events could adversely impact our costs or results of operations.

Concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. In the U.S., various approaches are being proposed or adopted at the federal, state, and local government levels. These efforts could lead to additional costs on the Company now or in the future, including increased energy and other capital or operational costs, or additional legal requirements on the Company. These efforts could also materially increase our costs of evaluating potential manufacturing sites, or in some cases eliminate some potential locations as feasible sites. In addition to the potential for additional GHG regulation or incentives, enhanced corporate, public, and stakeholder awareness of climate change could affect the Company's reputation or customer demand. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. We could also face pressure from these groups to adapt our physical facilities for alternative sources of energy, which may be less cost-effective than current sources. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and adversely impact our business, operations, or financial condition.

Global, regional or national health crises, such as the COVID-19 pandemic, have impacted, and could continue to negatively impact, our operations and those of our important suppliers, business partners and customers.
We are exposed to risks associated with public health crises and outbreaks of contagious diseases, such as COVID-19. To date, these outbreaks have had, and may continue to have, an adverse impact on our operations, our supply chains and our expenses, including as a result of precautionary measures that we take in response to them. For example, a variety of health orders and regulations arising from the COVID-19 pandemic apply to our operations and employees in the regions where we operate which have had, and will continue to have, negative affects upon our operations and business. The extension of existing government orders and implementation of new orders or mandates, such as government vaccine and testing mandates, could impact the availability of members of our workforce or lead to the loss of key employees, further adversely impacting our business. Implementation of such mandates and requirements could also have similar consequences for our suppliers, which may impact their ability to deliver their goods and services to us. Even as the availability of vaccines has relieved the economic effects of the COVID-19 pandemic, new variants of the virus may continue to impede the vaccines’ efficacy, or other factors may prolong or worsen the pandemic and its direct and indirect effects upon our business.

In response, many of our employees continue to work remotely, which can increase operational risk and cybersecurity risks. If we do not respond appropriately to these health crises, or if employees, customers or others do not perceive our response positively, we could suffer damage to our reputation, which could also adversely affect our business.

We obtain some of the components and materials used in our products from a sole source or a limited group of suppliers, and in some cases alternative sources are not readily available. Health crises may heighten the risks posed by our dependence upon sole or limited source suppliers to the extent that they could disrupt the operations of one or more of these suppliers, resulting in an inability to obtain an adequate supply of materials, late deliveries or poor component quality while we seek to identify and qualify alternative suppliers.

The extent to which these health crises impact our operations and those of our important suppliers, business partners and customers will depend on numerous evolving factors and future developments that we are not able to predict, including but not limited to: the severity and duration of each event; governmental, business and other actions including government vaccine and testing mandates (which could include further restrictions on our operations); the ongoing requirements of social distancing and health orders; the impacts on our supply chain; the impact on economic activity; the extent and duration of the effect on business confidence and investments by our customers; the effects of changes to our operations that may continue indefinitely; the effects on our workforce and our ability to meet our staffing needs, particularly if members of our workforce are exposed or infected; any impairments in the value of our assets; and the potential impacts upon our internal controls, including those over financial reporting, that may result from changes in working environments and other circumstances. All of these circumstances are highly uncertain and cannot be predicted, and the circumstances which give rise to new or existing infectious diseases becoming epidemics or pandemics with potentially similar impacts to the COVID-19 pandemic are expected to persist.

Adverse global, regional and national economic conditions could have a negative effect on our business, results of operations, financial condition, liquidity, and access to capital markets.
A variety of factors, including natural disasters, health crises, climate change, military conflicts and other geopolitical events, may adversely affect national, regional and global economies and financial markets. Any of these events may result in global, regional or national economic slowdowns or other economic downturns. Such downturns could curtail or delay spending by businesses and consumers which may ultimately result in reductions in the demand for our products and greater volatility in demand and supply conditions. These events may also increase uncertainty in global credit and financial markets. The impacts of such uncertainty and disruptions to the availability of credit or other sources of capital could also adversely affect our ability to access capital on favorable terms or on a timely basis to meet our objectives. Any of these factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Inflation rates in the markets in which we operate have increased and may continue to rise. Recent inflation has led us to experience higher costs related to labor, materials from suppliers, and transportation. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as by adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

We rely on the security and integrity of our electronic data systems, managed both internally and by third parties, for our business requirements, and our business can be damaged by disruptions, security breaches or compromises of these systems.
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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 83%, 84% and 82% for fiscal 2022, 2021 and 2020, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States.

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

Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Political developments in the United States and elsewhere may increase the risks and uncertainties associated with conducting international business, including the possibilities of greater tariffs and other trade barriers in the regions where we conduct business. In fiscal 2022, we observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. There is a continuing trend of increasing trade barriers affecting exports and imports between the United States and China. For example, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), has recently amended the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules expand export license requirements on a broader set of items from the U.S., including many of our products, and for a broader set of customers in China and elsewhere. The BIS has also broadened the application of U.S. export controls to certain items which may be subject to Foreign Direct Product Rules (“FDPR”). There is no assurance that we will obtain any export licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of new regulations. In addition, the reaction to these rules by governments and private businesses outside the U.S., particularly in China, may be expected to include retaliatory controls and preferences for non-U.S. or local suppliers. In China we are already observing stronger preferences for non-U.S. suppliers in general, and in favor of new and existing local suppliers in particular. These and other regulatory and policy changes, and the reactions of customers to such changes, in the U.S. and elsewhere, could materially and negatively affect our future sales and operating results.

If we fail to protect our proprietary rights, our competitors might gain access to our technology, which could adversely affect our ability to compete successfully in our markets.
If we choose not to protect our proprietary rights or fail in our efforts to protect our proprietary rights, our competitors might gain access to our technology. Unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Others might independently develop similar or competing technologies or methods or design around our patents. In addition, the laws of many foreign countries in which we or our customers do business do not protect our intellectual property rights to the same extent as the laws of the United States. As a result, our proprietary rights could be compromised, our competitors might offer products similar to ours, and we might not be able to compete successfully. We also cannot assure that:

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
Our industry is characterized by uncertain and conflicting intellectual property claims. As we have in the past, we may receive claims that we are infringing intellectual property rights of others. The resolution of intellectual property claims, with or without merit, could be time consuming, result in costly litigation with highly uncertain outcomes, or impact our delivery of products. In the event of an adverse judgement or settlement, we might be required to pay substantial amounts, cease the use or sale of infringing products, spend significant resources to develop non-infringing technology, discontinue the use of certain technology, or enter into license agreements. License agreements might not be available on terms acceptable to us or at all. In addition, certain of our customer contracts contain provisions that require us to defend or indemnify our customers for third party intellectual property infringement claims, which could increase the costs and negative impacts of intellectual property claims.

We have recorded restructuring, inventory write-offs and asset impairment charges in the past, and may do so again in the future, which could have a material negative impact on our business.
We recorded restructuring charges in fiscal 2022 and 2021 and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

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
We are subject to various U.S. federal, state and local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or non-compliance with the environmental permits required at our facilities.

Environmental laws, regulations and permits could require the installation of costly pollution or waste control equipment or operational changes to limit waste or emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, changing laws and regulations, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or others’ sites, or the imposition of new cleanup requirements could require us to curtail our operations, restrict our future expansion, subject us to liability and cause us to incur future costs that could harm our operations, thereby adversely impacting our operating results and cash flow.

We are exposed to additional risks as a result of increased attention by our stakeholders to environmental, social and governance (“ESG”) matters.
Our stakeholders, including customers, investors, advisory firms, employees, and suppliers, among others, are increasing their attention to, and establishing expectations for, ESG and related matters. These expectations can extend to our corporate practices, initiatives, and disclosures, as well as stakeholder standards or preferences for investments or doing business. Third-party agencies have also established or added standards for rating companies on a range of ESG-related factors that may be inconsistent and subject to change. As a result, these expectations may impact the attractiveness of our business, the manner in which we do business, our reputation, the costs of doing business, and the willingness of these stakeholders to engage with, invest in, or retain us. We may be further impacted by the adoption and evolution of ESG-related regulation and legislation in the jurisdictions in which we do business, such as the Securities and Exchange Commission disclosure requirements proposed earlier in 2022, which could result in increased compliance, operational, and other costs.

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

Risks Relating to Our Acquisitions

We have made acquisitions, and may make additional acquisitions or investments in the future, which could put a strain on our resources, cause ownership dilution to our stockholders, or adversely affect our financial results.
Our acquisitions or investments may subject us to new or heightened risks. Integrating any newly acquired businesses, products or technologies into our company draws upon our resources in ways that can be expensive and time consuming. These activities can substantially affect our financial resources, could cause delays in product delivery and might not be successful. Acquisitions and investments can divert management’s attention and expose our business to new liabilities or risks associated with entering into new business activities. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In addition, acquisitions can result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets, or other adverse impacts or circumstances. If any of these risks were to come about, our business, financial results and stock price could be materially and adversely affected.

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
Effective internal and disclosure controls and procedures are necessary for us to provide reliable financial reports, to prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our business and reputation may be harmed. We regularly review and assess our internal controls over financial reporting and our disclosure controls and procedures. As part of that process, we may discover material weaknesses in our internal controls. If we fail to maintain effective controls or timely implement any necessary improvement of our internal and disclosure controls, we may not have accurate information to make management decisions, our operating results could be harmed, or we may fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause stockholders to lose confidence in our reported financial information and our ability to manage our business, which would likely have a negative effect on the trading price of our securities.

The trading price of our common stock has been and is likely to continue to be volatile, and you might not be able to sell your shares at or above the price that you paid for them.
The trading prices of the securities of technology companies have been highly volatile. During fiscal 2022, our stock price (Nasdaq Global Market close price) ranged from $18.19 per share to $46.74 per share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

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
•announcements of mergers and acquisition transactions and the ability to successfully integrate the business activities of the acquired/merged company; and
•political and global economic instability, including as a result of trade barriers, natural disasters, epidemics and pandemics, military conflicts, climate change, and other factors acting alone or in combination.

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
Delaware corporate law and our certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•establish a transition from a classified board of directors to a declassified board of directors, such that, until the annual shareholder meeting in 2024, not all members of our board are elected at one time;
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

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control of our company. Also, each of our named executive officers and certain other executives of the company have entered into change of control severance agreements, which were approved by our Compensation Committee, which could increase the costs associated with a change of control and thus potentially deter such a transaction.

Item 1B:    Unresolved Staff Comments

None.

Item 2:    Properties

Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California, United States. Our corporate headquarters comprises a campus of five buildings totaling approximately 259,000 square feet. We presently lease four of the buildings and own one of the buildings. Adjacent to our campus we own approximately 6 acres of vacant land for future expansion. In addition, we lease office, repair and service, manufacturing and/or research and development space both inside and outside of the United States. The leases expire at various times through 2028. We believe that our existing and planned facilities are suitable for our current needs.

Information concerning our properties as of December 31, 2022 is set forth below:

Location	Principal Use	Segment	Square Footage	Ownership
Livermore, California, United States	Manufacturing	Probe Cards	90,508	Owned
Livermore, California, United States	Corporate headquarters, sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	168,636	Leased
Thiendorf, Germany	Sales, marketing, administration, manufacturing, service and repair, distribution, research and development	Systems	101,291	Leased
Beaverton, Oregon, United States	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	101,205	Leased
Baldwin Park, California, United States	Manufacturing, distribution, research and development	Probe Cards	44,000	Leased
Boulder, Colorado, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	34,133	Leased
Carlsbad, California, United States	Sales, product design, administration, manufacturing, service and repair, distribution, research and development	Probe Cards	30,876	Leased
Woburn, Massachusetts, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	26,070	Leased
Jubei City, Hsinchu, Taiwan	Sales, administration, product design, field service and repair center	All	25,629	Leased
Singapore	Sales, administration, product design, service, and field service	All	24,413	Leased
Suzhou, China	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	22,777	Leased
San Jose, California, United States	Sales, marketing, and distribution	Systems	21,489	Leased
Bundang, South Korea	Sales, administration, product design, field service, and repair center	All	17,161	Leased
Yokohama City, Japan	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	13,309	Leased
Bergisch Gladbach, Germany	Sales, manufacturing, administration, service and repair, distribution, research and development	Systems	12,235	Leased
Munich, Germany	Sales, manufacturing, administration, service and repair, distribution, research and development	Systems	11,981	Leased
Shanghai, China	Sales and service	All	3,348	Leased
Dresden, Germany	Sales and service	All	2,960	Leased
Hiroshima, Japan	Repair center	Probe Cards	1,007	Leased

Item 3:    Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2022, and as of the filing of this Annual Report on Form 10-K, we were not involved in any material legal proceedings. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources, including proceedings designed to protect our intellectual property rights. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Item 4:    Mine Safety Disclosures

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information
Our common stock is listed on The Nasdaq Global Market under the symbol “FORM.” As of February 17, 2023, there were 120 registered holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

Dividends
No cash dividends have been declared on shares of our common stock, and the Company currently does not intend to pay dividends in the future.

Repurchases of Common Stock
In May 2022, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. This authorization is in addition to the program authorized October 2020 to repurchase up to $50.0 million of outstanding common stock that was fully utilized through June 2022 and expired October 2022. Under the current stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, the Company's current stock price, and other factors. The program may be modified or discontinued at any time. The current share repurchase program will expire May 2024.

The following table provides information as of December 31, 2022 with respect to the shares of common stock repurchased during the fourth quarter of fiscal 2022 pursuant to the foregoing Board authorization.

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
September 25, 2022 - October 22, 2022	240,479	$25.45	240,479	$21,364,697
October 23, 2022 - November 19, 2022	125,000	21.84	125,000	18,634,446
November 20, 2022 - December 31, 2022	—	—	—	18,634,446
	365,479	$24.22	365,479

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 30, 2017 through December 31, 2022 for (1) our common stock, (2) the S&P 500 Index, (3) the RDG Semiconductor Composite (former industry index) and (4) the S&P Semiconductors Select Industry Index (new industry index). We believe the new industry index is more representative of the industry in which we operate and is in alignment with the index utilized by FormFactor within compensation metrics. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, RDG Semiconductor Composite and the S&P Semiconductors Select Industry Index*$100 invested on December 30, 2017 in stock or index, including reinvestment of dividends.

400
350
300
250
200
150
100
50
December 30, 2017
December 29, 2018
December 28, 2019
December 26, 2020
December 25, 2021
December 31, 2022
FormFactor, Inc.
S&P 500 Index
RDG Semiconductor Composite
S&P Semiconductors Select Industry Index

	Cumulative Total Return
	December 30, 2017	December 29, 2018	December 28, 2019	December 26, 2020	December 25, 2021	December 31, 2022
FormFactor, Inc.	$100.00	$89.52	$166.39	$272.08	$284.41	$142.04
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.89
RDG Semiconductor Composite	100.00	90.09	134.47	195.30	295.15	184.29
S&P Semiconductors Select Industry Index	100.00	93.57	154.61	251.02	359.18	248.88

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

We generated net income of $50.7 million in fiscal 2022 compared to net income of $83.9 million in fiscal 2021 and net income of $78.5 million in fiscal 2020.

The decrease in net income in fiscal 2022 compared to fiscal 2021 was primarily due to decreased revenues, lower margins driven primarily by a less favorable product mix and lower factory utilization, and increased restructuring charges. This was partially offset by a reduction in the amortization of intangibles and in the annual effective tax rate. The first half of fiscal 2022 was strong, realizing net income of $60.1 million with $401.1 million in revenue at 47.0% gross margins. In the second half of fiscal 2022, revenues declined, mainly within the Probe Cards segment, and mix became less favorable, resulting in a net loss of $9.4 million with $346.9 million in revenue at 31.0% gross margins. Despite the decline in total revenues in the second half of fiscal 2022, the Systems segment recognized record revenue levels in the third and fourth quarters of fiscal 2022.

The increase in net income in fiscal 2021 compared to fiscal 2020 was primarily due to increased revenue in both of our reportable segments, partially offset by slightly lower margins driven primarily by a less favorable product mix and a higher effective tax rate due to significant one-time tax benefits during fiscal 2020 that did not recur.

Fiscal Year

We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020 included 53 weeks (with 14 weeks in the fourth quarter), 52 weeks and 52 weeks, respectively.

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

Inventory Valuation
We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or net realizable value. We regularly assess the value of our inventory and will periodically write down its value for estimated excess inventory and product obsolescence based upon an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog and other factors may indicate future consumption. On a quarterly basis, we review existing inventory quantities in comparison to our past consumption, recent purchases, backlog and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we record an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when we have excess and/or obsolete inventory.

At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. Market conditions are subject to change, and demand for our products can fluctuate significantly. Actual consumption of inventories could differ from forecasted demand, and this difference could have a material impact on our gross profit and inventory balances based on additional provisions for excess or obsolete inventories, or a benefit from the sale of inventories previously written down.

Revenue Recognition
Revenue is recognized upon transferring control of products and services, and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. An arrangement may include some or all of the following products and services: probe cards, systems, accessories, engineering services, installation services, service contracts and extended warranty contracts.

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

Our products may be customized to our customers’ specifications; however, control of our product is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition is not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive. In certain instances control of products is transferred to the customer over time based on performance and in those instances we utilize an appropriate input or output measure to determine to what extent control has transferred to the customer. Judgment may be required in determining an appropriate measure of performance.

Installation services are routinely provided to customers purchasing our systems. Installation services are a distinct performance obligation apart from the systems and are recognized in the period they are performed. Service contracts, which include repair and maintenance service contracts, and extended warranty contracts are also distinct performance obligations and are recognized over the contractual service period, which ranges from one to three years. For these service contracts recognized over time, we use the input measure of days elapsed to measure progress.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 25, 2021. For a discussion of the year ended December 25, 2021 compared to the year ended December 26, 2020, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2021.

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.4	58.1	58.5
Gross profit	39.6	41.9	41.5
Operating expenses:
Research and development	14.6	13.1	12.8
Selling, general and administrative	17.6	16.1	16.6
Total operating expenses	32.2	29.2	29.4
Operating income	7.4	12.7	12.1
Interest income	0.3	0.1	0.2
Interest expense	(0.1)	(0.1)	(0.1)
Other income, net	0.2	0.1	0.1
Income before income taxes	7.8	12.8	12.3
Provision for income taxes	1.0	1.9	1.0
Net income	6.8%	10.9%	11.3%

Revenues by Segment

	Fiscal 2022	Fiscal 2021	Fiscal 2020

	(In thousands)
Probe Cards	$591,422	$633,281	$581,739
Systems	156,515	136,393	111,877
Total	$747,937	$769,674	$693,616

Revenues by Market

	Fiscal	% of	Fiscal	% of	Change
	2022	Revenues	2021	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$409,196	54.7%	$435,812	56.6%	$(26,616)	(6.1)%
DRAM	133,446	17.8	156,049	20.3	(22,603)	(14.5)
Flash	48,780	6.5	41,420	5.4	7,360	17.8
Systems Market:
Systems	156,515	21.0	136,393	17.7	20,122	14.8
Total revenues	$747,937	100.0%	$769,674	100.0%	$(21,737)	(2.8)%

	Fiscal	% of	Fiscal	% of	Change
	2021	Revenues	2020	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$435,812	56.6%	$446,183	64.3%	$(10,371)	(2.3)%
DRAM	156,049	20.3	109,734	15.8	46,315	42.2
Flash	41,420	5.4	25,822	3.7	15,598	60.4
Systems Market:
Systems	136,393	17.7	111,877	16.2	24,516	21.9
Total revenues	$769,674	100.0%	$693,616	100.0%	$76,058	11.0%

Foundry & Logic — The decrease in Foundry & Logic product revenue in fiscal 2022 compared to fiscal 2021 was driven by the weakening demand from the slowdown in the semiconductor industry that began in the third quarter of fiscal 2022 causing decreased unit sales.

DRAM — The decrease in DRAM product revenues in fiscal 2022 compared to fiscal 2021 was driven by decreased design wins and customer demand, a result of overall DRAM market weakness in fiscal 2022.

Flash — The increase in Flash product revenue in fiscal 2022 compared to fiscal 2021 was driven by increased demand from large multi-national customers.

Systems — The increase in Systems product revenue in fiscal 2022 compared to fiscal 2021 was driven by increased sales of probe stations, metrology systems, and cryogenic systems.

Revenues by Geographic Region

	Fiscal 2022	% of Revenues	Fiscal 2021	% of Revenues	Fiscal 2020	% of Revenues

	(In thousands, except percentages)
Taiwan	$169,789	22.7%	$185,925	24.2%	$150,837	21.7%
China	160,668	21.5	163,069	21.2	174,915	25.2
United States	127,730	17.1	122,147	15.9	127,628	18.4
South Korea	111,419	14.9	123,463	16.0	86,951	12.5
Malaysia	50,067	6.7	49,485	6.4	11,382	1.6
Singapore	39,388	5.3	36,197	4.7	16,707	2.4
Europe	39,246	5.2	43,705	5.7	65,572	9.5
Japan	38,419	5.1	36,504	4.7	43,605	6.3
Rest of World	11,211	1.5	9,179	1.2	16,019	2.4
Total Revenues	$747,937	100.0%	$769,674	100.0%	$693,616	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than U.S.

Changes in revenue by geographic region in fiscal 2022 compared to fiscal 2021 were primarily attributable to changes in customer demand and product sales mix.

In October 2022, the United States government imposed new controls, including expanded export license requirements that significantly impacted trade with China for advanced U.S. semiconductor technology sold in China. Although the percentage of revenue to China was relatively stable when comparing fiscal 2022 to fiscal 2021, these restrictions resulted in a decline in expected revenues from shipments to China. Within the Probe Cards segment and Systems segment, respectively, approximately $7.8 million and $1.9 million of expected revenues in the fourth quarter of fiscal 2022 were not recognized as a result of these sanctions, and primarily related to China domestic customers. Although the current impact to our large multi-national customers with operations in China has been minimal, it remains to be seen whether these customers will be able to sustain their licenses going forward. We do not anticipate these expanded export license requirements to be relaxed, and expect these regulatory conditions to continue to negatively affect our revenues similarly going forward.

Cost of Revenues and Gross Margins
Cost of revenues consists primarily of manufacturing materials, compensation and benefits, shipping and handling costs, manufacturing-related overhead (including equipment costs, related occupancy, and computer services), warranty adjustments, inventory adjustments (including write-downs for inventory obsolescence), and amortization of certain intangible assets. Our manufacturing operations rely on a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs, inventory provisions and amortization of certain intangible assets as cost of revenues.

Gross profit and gross margin by segment were as follows (dollars in thousands):

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$235,562	$80,937	$(20,490)	$296,009
Gross margin	39.8%	51.7%		39.6%

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$279,873	$65,834	$(22,940)	$322,767
Gross margin	44.2%	48.3%		41.9%

	Fiscal 2020
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$263,215	$51,835	$(27,130)	$287,920
Gross margin	45.2%	46.3%		41.5%

Probe Cards—Gross profit and gross margin in the Probe Cards segment decreased in fiscal 2022 compared to fiscal 2021, primarily due to lower revenues, greater inventory excess and obsolescence reserves, higher net manufacturing spending driven by higher labor and overhead costs, and lower standard margins related to a less favorable product mix.

Systems—Gross profit and gross margin in the Systems segment increased in fiscal 2022 compared to fiscal 2021, primarily as a result of higher revenues and a more favorable product mix, largely related to increased sales of 300mm and 200mm probe stations, and metrology systems.

Corporate and Other—Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory, fixed asset, and deferred revenue fair value adjustments due to acquisitions, share-based compensation, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The reduction in Corporate and Other in fiscal 2022 compared to fiscal 2021, is primarily due to a reduction in the amortization of intangibles from significant intangibles becoming fully amortized and a reduction in stock-based compensation expense, partially offset by increased restructuring charges arising from a change in estimate of excess and obsolete inventories related to our third quarter of fiscal 2021 plan and the execution of a headcount reduction in the fourth quarter of fiscal 2022 targeted at aligning FormFactor's cost structure with reduced demand levels within the Probe Cards segment by streamlining and improving the efficiency and business effectiveness of our operations.

Overall—Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2022 compared to fiscal 2021, gross profit and gross margins have decreased on lower revenue levels, a less favorable Probe Cards segment product mix, increased labor, overhead, inventory excess and obsolescence reserves, and restructuring charges, offset by less amortization of intangible assets.

Stock-based compensation expense included in cost of revenues for fiscal 2022 and 2021 was $3.8 million and $5.2 million, respectively.

Research and Development

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	$ Change	% Change

	(Dollars in thousands)
Research and development	$109,222	$100,937	$8,285	8.2%
% of revenues	14.6%	13.1%

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	$ Change	% Change

	(Dollars in thousands)
Research and development	$100,937	$89,034	$11,903	13.4%
% of revenues	13.1%	12.8%

The increase in research and development expenses in fiscal 2022 compared to fiscal 2021 was primarily driven by an increase in headcount which is to support our continued investment in technology leadership. Increased project material costs, general operational costs, annual salary adjustments, restructuring charges, and stock-based compensation also contributed to the increase. These increases were partially offset by lower performance-based compensation. The components of this increase were as follows (in thousands):

Fiscal 2022 compared to Fiscal 2021
General operational costs	$3,513
Project material costs	3,252
Stock-based compensation	634
Restructuring charges	629
Depreciation	166
Employee compensation costs	91
$8,285

Stock-based compensation expense included within research and development in fiscal 2022 and 2021 was $8.2 million and $7.6 million, respectively.
Selling, General and Administrative

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$131,875	$123,792	$8,083	6.5%
% of revenues	17.6%	16.1%

	Fiscal Year Ended
	December 25, 2021	December 26, 2020	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$123,792	$115,098	$8,694	7.6%
% of revenues	16.1%	16.6%

The increase in selling, general and administrative expenses in fiscal 2022 compared to fiscal 2021 was primarily driven by higher stock-based compensation, increased travel related costs as restrictions related to COVID-19 relaxed, restructuring charges, and annual salary increases, partially offset by lower performance-based compensation.

The components of this overall increase were as follows (in thousands):

Fiscal 2022 compared to Fiscal 2021
Stock-based compensation	$2,712
General operating expenses	2,672
Travel related costs	2,572
Restructuring charges	2,115
Employee compensation	(1,412)
Consulting fees	(576)
$8,083

Stock-based compensation expense included within selling, general and administrative in fiscal 2022 and 2021 was $19.3 million, and $16.6 million, respectively. The increase of stock-based compensation in fiscal 2022 compared to fiscal 2021 was primarily driven by an increase in total awards outstanding, which has increased in recent years consistent with an overall increase in headcount.

Interest Income and Interest Expense
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income in fiscal 2022 compared to fiscal 2021 was attributable to an increase in investment yields due to the higher interest rate environment.

Interest expense primarily includes interest on our term loans, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The decrease in interest expense in fiscal 2022 compared to fiscal 2021 was primarily due to lower outstanding debt balances offset by increased average rates on the outstanding debt.

Other income, net
Other income, net primarily includes the effects of foreign currency impact and various other gains and losses. The increase in other income, net, in fiscal 2022 compared to fiscal 2021 was attributable to a net increase in foreign exchange gains. Foreign exchange gains for fiscal 2022 were $1.1 million.

Provision for income taxes

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(Dollars in thousands)
Provision for income taxes	$7,132	$14,576	$6,652
Effective tax rate	12.3%	14.8%	7.8%

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

We have utilized our previous net operating loss carryforwards allowing us to benefit from the available FDII deduction, resulting in a decrease from the U.S. statutory rate and, combined with higher R&D tax credits, a decrease from fiscal 2021 of our worldwide effective tax rate for the fiscal year ended December 31, 2022.

As of January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and experimental expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures attributable to domestic and foreign research over five and fifteen years, respectively. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. An Advanced Manufacturing Investment credit becomes available in 2023 and is a 25% credit for qualified investments in an advanced manufacturing facility. We expect to generate federal tax credits under this program that will both lower our effective tax rate in the future and also help to offset the additional cash taxes arising from the change to capitalize research and experimental expenditures described earlier.

Liquidity and Capital Resources

Capital Resources
Our working capital decreased to $324.9 million at December 31, 2022 compared to $375.3 million at December 25, 2021.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds, commercial paper and U.S. agency securities. Marketable securities primarily consist of corporate bonds, U.S. treasuries and agency securities, and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $238.1 million at December 31, 2022 compared to $276.1 million at December 25, 2021. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(Dollars in thousands)
Net cash provided by operating activities	$131,786	$139,364	$169,256
Net cash used in investing activities	(75,704)	(124,741)	(98,922)
Net cash used in financing activities	(95,932)	(47,199)	(30,935)

Operating Activities
Cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $7.6 million decrease in cash provided by operating activities for fiscal 2022, as compared to fiscal 2021, was primarily related to decreased net income, partially offset by relatively less investment in working capital, due primarily to lower accounts receivable and higher accounts payable.

Net cash provided by operating activities in fiscal 2022 was primarily attributable to net income of $50.7 million and net non-cash expenses of $99.2 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories. This was partially offset by an increase in net working capital of $18.2 million, primarily related to cash paid for inventories of $28.8 million, decrease in accrued liabilities of $8.0 million, and a reduction in operating lease liabilities of $8.0 million, partially offset by cash provided by a decrease in accounts receivable of $26.0 million.

Investing Activities
Net cash used in investing activities in fiscal 2022 primarily related to $65.3 million of cash used in the acquisition of property, plant and equipment, $6.1 million used for the purchase of marketable securities, net of maturities, and $3.4 million used for the acquisition of a business.

Financing Activities
Net cash used in financing activities in fiscal 2022 primarily related to $82.3 million used to purchase common stock under our stock repurchase program, $15.7 million used to pay tax withholdings for net share settlements of employee equity awards, and $8.4 million of principal payments made towards the repayment of our term loans, partially offset by $10.5 million of proceeds received from issuances of common stock under our stock incentive plans.

Debt

FRT Term Loan
On October 25, 2019, we entered into a euro denominated $23.4 million, three-year credit facility loan agreement (the “FRT Term Loan”) with HSBC Trinkaus & Burkhardt AG, Germany, to fund the acquisition of FRT GmbH in fiscal 2019.

The FRT Term Loan bore interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75 % per annum and was repaid in quarterly installments of approximately $2.0 million plus interest. We made the final payment on the FRT Term Loan on October 25, 2022. We are no longer subject to the terms of the FRT Term Loan.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 31, 2022 was 5.87%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap included a 0% floor that was effective for one year from the date of the swap. As of December 31, 2022, the notional amount of the loan that is subject to this interest rate swap is $15.5 million.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 31, 2022, the balance outstanding pursuant to the Building Term Loan was $15.5 million, and we were in compliance with all covenants under the agreement.

Stock Repurchase Programs

In October 2020, our Board of Directors authorized a program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. This repurchase program replaced the previous repurchase program that expired in February 2020 to purchase up to $25.0 million of outstanding common stock. There was no stock repurchased in fiscal 2020. During fiscal 2021, we repurchased 622,400 shares of common stock for $24.0 million, and, as of December 31, 2022 we had utilized the remaining funds available for repurchase under this program after repurchasing 676,408 shares of common stock for $26.0 million during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on May 20, 2024. During fiscal 2022, we repurchased 1,700,893 shares of common stock for $56.4 million, and as of December 31, 2022 $18.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of December 31, 2022 (in thousands):

	Payments Due In Fiscal Year
	2023	2024	2025	2026	2027	2028 and thereafter	Total
Operating leases	$8,038	$7,784	$7,695	$6,615	$5,737	$3,423	$39,292
Term loans - principal payments	1,050	1,080	1,111	1,142	1,175	9,941	15,499
Term loans - interest payments(1)	894	835	763	699	630	2,324	6,145
Total	$9,982	$9,699	$9,569	$8,456	$7,542	$15,688	$60,936

(1) Represents our minimum interest payment commitments at 5.87% per annum for the Building Term Loan, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits, which totaled $40.1 million as of December 31, 2022. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated.

Indemnification Agreements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 31, 2022 or December 25, 2021.

New Accounting Pronouncements

See Note 17, New Accounting Pronouncements, of Notes to Consolidated Financial Statements.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in Other income, net in our Consolidated Statements of Income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates as of December 31, 2022. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain from foreign exchange of $1.1 million and zero in fiscal 2022 and 2021, respectively, and a net loss of $0.5 million in fiscal 2020.

Interest Rate Sensitivity

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We invest in a number of securities including U.S. treasuries, U.S. agency discount notes, money market funds, corporate bonds, and commercial paper. We attempt to maintain the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high grade investment securities. By policy, we limit the amount of credit exposure to an issuer, except U.S. treasuries and U.S. agencies.

Our exposure to interest rate risk arising from our Term Loans (see Note 5, Debt, of Notes to Consolidated Financial Statements) is insignificant as a result of the interest-rate swap agreement (see Note 8, Derivative Financial Instruments, of Notes to Consolidated Financial Statements) that we entered into with Union Bank to hedge the interest payments on our Building Term Loan.

We use interest rate derivative instruments to manage certain interest rate exposures. We do not use derivative instruments for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 31, 2022 and December 25, 2021 would have affected the fair value of our investment portfolio by $2.1 million and $1.8 million, respectively.

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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of December 31, 2022 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2023 Annual Meeting of Stockholders under the captions Corporate Governance, Executive Officers, and, if applicable, Delinquent Section 16 Reports.

Item 11:    Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2023 Annual Meeting of Stockholders under the captions Executive Compensation and Related Information, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2023 Annual Meeting of Stockholders under the captions Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Equity Compensation Plans.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2023 Annual Meeting of Stockholders under the captions Certain Relationships and Related Transactions and Independence of Directors.

Item 14:    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG, LLP; Portland, Oregon; Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the proxy statement for our 2023 Annual Meeting of Stockholders under the caption Principal Auditor Fees and Services.

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

Item 16: Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.1
3.2	Restated Certificate of Incorporation of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.2
3.3	Amended and Restated By-laws of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.3
4.1	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.2	Description of Securities	10-K	000-50307	2/22/2021	4.2
10.3+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.4+	Form of Change of Control Severance Agreement	8-K	000-50307	7/26/2022	10.1
10.9+	Employee Incentive Plan, as amended and restated effective October 1, 2019	10-K	000-50307	2/21/2020	10.9
10.10+	Equity Incentive Plan, as amended and restated effective May 27, 2022	DEF 14A	000-50307	4/13/2022	Appendix B
10.11+	Employee Stock Purchase Plan, as amended and restated May 18, 2018	DEF 14A	000-50307	4/3/2018	Appendix A
10.1	First Amendment to FormFactor, Inc. Employee Stock Purchase Plan	10-Q	000-50307	8/2/2022	10.1
10.12	Pacific Corporate Center Lease (Building 1) by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.13	First Amendment to Pacific Corporate Center Lease (Building 1) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.14	Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.15	First Amendment to Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.16	Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.20
10.17+	First Amendment to Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.18	Third Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Leases (Buildings 1, 2 and 3), dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.2
10.19+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.20	Second Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.1
10.21	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.1
10.22	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.2
10.27	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.	10-Q	000-51072	8/10/2011	10.3
10.29	First Amendment to Lease dated January 10, 2007, between Nimbus Center LLC (as successor in interest to Spieker Properties, L.P.) and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.1

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.30	Second Amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/8/2013	10.2
10.31	Third Amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.2
10.32	Fourth Amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.3
10.33	Fifth Amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.22
10.34	Sixth Amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.23
10.35	Seventh Amendment to Lease dated June 5, 2018, between Nimbus Center LLC and FormFactor Beaverton, Inc.	—	—	—	—	X
10.36	Eighth Amendment to Lease dated December 14, 2022, between Nimbus Center LLC and FormFactor, Inc.	—	—	—	—	X
10.37+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.38+	CEO Change of Control and Severance Agreement, dated July 20, 2022 by and between Mike Slessor and the Registrant	8-K	000-50307	7/26/2022	10.3
10.39+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar	10-Q	000-50307	5/8/2018	10.1
10.40+	Change of Control Severance Agreement, dated July 20, 2022 by and between Shai Shahar and the Registrant	8-K	000-50307	7/26/2022	10.2
21.1	List of Registrant's subsidiaries	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP	—	—	—	—	X
24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).	—	—	—	—	X

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

FORMFACTOR, INC.
Date:	February 24, 2023	By:	/s/ SHAI SHAHAR
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

Signature	Title	Date

Principal Executive Officer:
/s/ MICHAEL D. SLESSOR	President, Chief Executive Officer and Director	February 24, 2023
Michael D. Slessor
Principal Financial Officer and Principal Accounting Officer:
/s/ SHAI SHAHAR	Chief Financial Officer	February 24, 2023
Shai Shahar

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Additional Directors:

/s/ THOMAS ST. DENNIS	Director	February 24, 2023
Thomas St. Dennis

/s/ RAYMOND LINK	Director	February 24, 2023
Raymond Link

/s/ LOTHAR MAIER	Director	February 24, 2023
Lothar Maier

/s/ REBECA OBREGON-JIMENEZ	Director	February 24, 2023
Rebeca Obregon-Jimenez

/s/ SHERI RHODES	Director	February 24, 2023
Sheri Rhodes

/s/ KELLEY STEVEN-WAISS	Director	February 24, 2023
Kelley Steven-Waiss

/s/ JORGE TITINGER	Director	February 24, 2023
Jorge Titinger

/s/ BRIAN WHITE	Director	February 24, 2023
Brian White

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FormFactor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of inventory excess and obsolescence
As discussed in notes 2 and 3 to the consolidated financial statements, the Company’s net inventories were $123.2 million as of December 31, 2022, and inventory write-downs totaled $24.6 million for the year ended December 31, 2022. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog or other factors indicate future consumption.

We identified the evaluation of inventory excess and obsolescence as a critical audit matter. Complex auditor judgment was required to evaluate certain assumptions used to estimate future consumption of inventory in the Company's model, specifically qualitative other factors that have a high degree of subjectivity and are based on the outcome of uncertain future events.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's process to estimate inventory excess and obsolescence. This included controls related to the development of certain assumptions used to estimate future consumption of inventory, including qualitative other factors. We assessed the Company’s assumptions used to estimate future consumption of inventory, including qualitative other factors by:

•evaluating historical cumulative write down trends and relevant changes to the overall business environment, including key customers and product lines
•evaluating the Company’s ability to accurately estimate future consumption by comparing certain assumptions made in prior year to actual results in the subsequent period
•performing inquiries with nonfinancial personnel, including sales and production employees, for a selection of products within inventory for which the Company recorded an adjustment to the cost basis based on qualitative other factors
•selecting a sample of products within inventory for which the Company recorded an adjustment to the cost basis based on qualitative other factors and for each sample selection, we inspected internal and/or external information underlying the qualitative other factors and recalculated the Company’s estimate of the cumulative inventory write-downs based on the actual quantity of product on hand compared to the estimate of future consumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.
Portland, Oregon
February 24, 2023

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 25, 2021

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$109,130	$151,010
Marketable securities	129,006	125,055
Accounts receivable, net	88,143	115,541
Inventories, net	123,157	111,548
Restricted cash	1,221	2,233
Prepaid expenses and other current assets	23,895	18,652
Total current assets	474,552	524,039
Restricted cash	2,631	2,099
Operating lease, right-of-use-assets	31,362	35,210
Property, plant and equipment, net	189,848	146,555
Goodwill	211,444	212,299
Intangibles, net	26,751	36,342
Deferred tax assets	67,646	61,995
Other assets	3,994	1,981
Total assets	$1,008,228	$1,020,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,308	$57,862
Accrued liabilities	42,115	50,836
Current portion of term loans, net of unamortized issuance cost of $5 and $5	1,045	8,931
Deferred revenue	29,846	23,224
Operating lease liabilities	7,353	7,901
Total current liabilities	149,667	148,754
Term loans, less current portion, net of unamortized issuance cost of $60 and $65	14,389	15,434
Deferred tax liabilities	2,732	3,623
Long-term operating lease liabilities	27,587	31,009
Other liabilities	5,568	5,920
Total liabilities	199,943	204,740

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 76,914,590 and 78,240,506 shares issued and outstanding	77	78
Additional paid-in capital	844,842	898,945
Accumulated other comprehensive loss	(5,578)	(1,449)
Accumulated deficit	(31,056)	(81,794)
Total stockholders’ equity	808,285	815,780
Total liabilities and stockholders’ equity	$1,008,228	$1,020,520

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands, except per share data)
Revenues	$747,937	$769,674	$693,616
Cost of revenues	451,928	446,907	405,696
Gross profit	296,009	322,767	287,920
Operating expenses:
Research and development	109,222	100,937	89,034
Selling, general and administrative	131,875	123,792	115,098
Total operating expenses	241,097	224,729	204,132
Operating income	54,912	98,038	83,788
Interest income	2,220	569	1,501
Interest expense	(579)	(602)	(864)
Other income, net	1,317	495	750
Income before income taxes	57,870	98,500	85,175
Provision for income taxes	7,132	14,576	6,652
Net income	$50,738	$83,924	$78,523
Net income per share:
Basic	$0.65	$1.08	$1.02
Diluted	$0.65	$1.06	$0.99
Weighted-average number of shares used in per share calculations:
Basic	77,578	77,787	76,681
Diluted	78,201	79,133	79,001

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Net income	$50,738	$83,924	$78,523
Other comprehensive income (loss), net of tax:
Translation adjustments	(4,864)	(5,995)	5,131
Unrealized gains (losses) on available-for-sale marketable securities	(2,025)	(598)	226
Unrealized gains (losses) on derivative instruments	2,760	(742)	1,188
Other comprehensive income (loss), net of tax	(4,129)	(7,335)	6,545
Comprehensive income	$46,609	$76,589	$85,068

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Shares	Amount

	(In thousands, except shares)
Balances, December 28, 2019	75,764,990	$76	$885,821	$(659)	$(244,241)	$640,997
Issuance of common stock under the Employee Stock Purchase Plan	485,566	—	7,875	—	—	7,875
Issuance of common stock pursuant to exercise of options for cash	255,769	1	2,134	—	—	2,135
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	931,672	1	(15,451)	—	—	(15,450)
Stock-based compensation	—	—	23,459	—	—	23,459
Other comprehensive income	—	—	—	6,545	—	6,545
Net income	—	—	—	—	78,523	78,523
Balances, December 26, 2020	77,437,997	78	903,838	5,886	(165,718)	744,084
Issuance of common stock under the Employee Stock Purchase Plan	378,584	—	9,809	—	—	9,809
Issuance of common stock pursuant to exercise of options for cash	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	946,325	1	(20,604)	—	—	(20,603)
Purchase and retirement of common stock	(622,400)	(1)	(24,037)	—	—	(24,038)
Stock-based compensation	—	—	29,095	—	—	29,095
Other comprehensive loss	—	—	—	(7,335)	—	(7,335)
Net income	—	—	—	—	83,924	83,924
Balances, December 25, 2021	78,240,506	78	898,945	(1,449)	(81,794)	815,780
Issuance of common stock under the Employee Stock Purchase Plan	316,861	—	10,457	—	—	10,457
Issuance of common stock pursuant to exercise of options for cash	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	728,524	1	(15,706)	—	—	(15,705)
Purchase and retirement of common stock	(2,377,301)	(2)	(82,326)	—	—	(82,328)
Stock-based compensation	—	—	33,430	—	—	33,430
Other comprehensive loss	—	—	—	(4,129)	—	(4,129)
Net income	—	—	—	—	50,738	50,738
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Cash flows from operating activities:
Net income	$50,738	$83,924	$78,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,646	25,772	20,694
Amortization	9,391	18,747	27,991
Amortization (accretion) of discount on investments	182	403	(2)
Reduction in the carrying amount of right-of-use assets	8,153	7,172	5,955
Stock-based compensation expense	31,337	29,384	23,830
Deferred income tax provision (benefit)	(6,343)	3,869	(562)
Provision for excess and obsolete inventories	24,632	15,544	13,117
Acquired inventory step-up amortization	476	723	838
Loss on disposal of long-lived assets	296	449	451
Non-cash restructuring charges	200	1,646	—
Gain on contingent consideration	—	(95)	(2,879)
Foreign currency transaction losses (gains)	2,251	1,582	(936)
Loss on derivative instruments	—	—	372
Changes in assets and liabilities:
Accounts receivable	26,028	(9,086)	(3,545)
Inventories	(28,780)	(31,655)	(22,191)
Prepaid expenses and other current assets	(4,591)	3,808	(6,207)
Other assets	66	(326)	179
Accounts payable	3,899	(6,589)	16,788
Accrued liabilities	(8,002)	(725)	13,892
Other liabilities	(63)	285	362
Deferred revenues	1,286	1,974	8,901
Operating lease liabilities	(8,016)	(7,442)	(6,315)
Net cash provided by operating activities	131,786	139,364	169,256
Cash flows from investing activities:
Acquisition of property, plant and equipment	(65,254)	(66,496)	(55,865)
Acquisition of business, net of cash acquired	(3,350)	—	(51,880)
Proceeds from sale of subsidiary	—	—	82
Purchase of promissory note receivable	(1,000)	—	—
Purchases of marketable securities	(101,894)	(149,979)	(51,224)
Proceeds from maturities of marketable securities	95,794	91,734	59,965
Net cash used in investing activities	(75,704)	(124,741)	(98,922)
Cash flows from financing activities:
Proceeds from issuances of common stock	10,499	10,653	10,010
Purchase of common stock through stock repurchase program	(82,328)	(24,038)	—
Tax withholdings related to net share settlements of equity awards	(15,705)	(20,604)	(15,450)
Proceeds from term loan	—	—	18,000
Payments on term loan	(8,398)	(9,337)	(43,417)
Payment of term loan issuance costs	—	—	(78)
Payment of contingent consideration	—	(3,873)	—
Net cash used in financing activities	(95,932)	(47,199)	(30,935)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,510)	(3,180)	3,762
Net increase (decrease) in cash, cash equivalents and restricted cash	(42,360)	(35,756)	43,161
Cash, cash equivalents and restricted cash, beginning of year	155,342	191,098	147,937
Cash, cash equivalents and restricted cash, end of year	$112,982	$155,342	$191,098

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020

	(In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease, right-of-use assets obtained in exchange for lease obligations	$4,975	$12,254	$1,912
Increase in accounts payable and accrued liabilities related to property, plant and equipment purchases	7,469	2,711	2,545

Supplemental disclosure of cash flow information:
Income taxes paid, net	$10,917	$7,957	$9,150
Cash paid for interest, net	535	643	867
Operating cash outflows from operating leases	8,913	8,520	7,546

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,130	$151,010	$187,225
Restricted cash, current	1,221	2,233	1,904
Restricted cash	2,631	2,099	1,969
Total cash, cash equivalents and restricted cash	$112,982	$155,342	$191,098

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

Design, development and manufacturing operations are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; Bergisch Gladbach, Munich and Thiendorf, Germany, and sales, service and support operations are located in the United States, Germany, France, Italy, South Korea, Japan, Taiwan, China and Singapore.

Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 31, 2022, December 25, 2021 and December 26, 2020 consisted of 53 weeks, 52 weeks and 52 weeks, respectively. The first three fiscal quarters in our fiscal year ended December 31, 2022 contained 13 weeks, and the fourth fiscal quarter contained 14 weeks.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation and Foreign Currency Translation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The functional currencies of certain of our foreign subsidiaries are the local currencies and, accordingly, all assets and liabilities of these foreign operations are translated to U.S. Dollars at current period-end exchange rates, and revenues and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of these subsidiaries' financial statements are included as a separate component of stockholders' equity on our Consolidated Balance Sheets under Accumulated other comprehensive loss.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
things, that assets acquired and liabilities assumed be recognized at their estimated fair values as of the acquisition date, and that the fair value of acquired intangibles be recorded on the balance sheet. Transaction costs are expensed as incurred. Any excess of the purchase price over the assigned fair values of the net assets acquired is recorded as goodwill.

Cash and Cash Equivalents and Marketable Securities
Cash and cash equivalents consist of deposits and financial instruments which are readily convertible into cash and have original maturities of 90 days or less at the time of acquisition. Marketable securities consist primarily of highly liquid investments with maturities of greater than 90 days when purchased. We classify our available-for-sale marketable securities as current assets because they represent investments of cash available for current operations. As a result, the Company recorded all its marketable securities in short-term investments regardless of the contractual maturity date of the securities. Furthermore, we report them at fair value with the related unrealized gains and losses included in Accumulated other comprehensive loss in our Consolidated Balance Sheets. Any unrealized losses which are considered to be other-than-temporary are recorded in Other income, net, in the Consolidated Statements of Income. Realized gains and losses on the sale of marketable securities are determined using the specific-identification method and recorded in Other income, net, in the Consolidated Statements of Income.

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in Accumulated other comprehensive loss in our Consolidated Balance Sheets. We did not record an allowance for credit losses related to our available-for-sale investments during fiscal 2022.

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

Accounts Receivable and Allowance for Credit Losses
The majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers throughout the world, are recorded at their invoiced amount, and do not bear interest.

In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers' financial condition. An allowance for credit losses is maintained based upon our assessment of the expected collectability of all accounts receivable. The allowance for credit losses is reviewed and assessed for adequacy on a quarterly basis. We take into consideration (1) any circumstances of which we are aware of a customer's inability to meet its financial obligations and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, and the financial condition of our customers is adversely affected and they are unable to meet their financial obligations, we may need to take additional allowances, which would result in an increase in our operating expense.

Activity related to our allowance for credit losses was as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Balance at beginning of year	$195	$248	$222
Charges (reversals) to costs and expenses	(27)	(53)	26
Balance at end of year	$168	$195	$248

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories
We state our inventories at the lower of cost (principally standard cost which approximates actual cost on a first in, first out basis) or net realizable value. We regularly assess the value of our inventory and will periodically write down its value for estimated excess inventory and product obsolescence based upon an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog and other factors may indicate future consumption. On a quarterly basis, we review existing inventory quantities in comparison to our past consumption, recent purchases, backlog and other factors to determine what inventory quantities, if any, may not be sellable. Based on this analysis, we record an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when we have excess and/or obsolete inventory. Once the value is adjusted, the original cost of our inventory, less the related inventory write-down, represents the new cost basis. Reversal of these write downs is recognized only when the related inventory has been scrapped or sold. Shipping and handling costs are classified as a component of Cost of revenues in the Consolidated Statements of Income.

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

Inventory write downs totaled $24.6 million, $15.5 million and $13.1 million for fiscal 2022, 2021 and 2020, respectively.

Restricted Cash
Restricted cash is comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases, customer deposits, temporary customs import permits, and environmental remediation.

Property, Plant, and Equipment
Property, plant and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is recorded on a straight-line method. Machinery and equipment, computer equipment and software, and furniture and fixtures are depreciated over 3 to 5 years. Leasehold improvements are amortized over 7 years. Building and building improvements are depreciated over 30 years. Construction-in-progress assets are not depreciated until the assets are placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation or amortization are removed from the Consolidated Balance Sheets and the resulting gain or loss, if any, is reflected in Operating income in our Consolidated Statements of Income.

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

We perform our annual goodwill impairment test in the fourth quarter of each year by assessing qualitative factors, including, but not limited to, an assessment of our market capitalization, which was significantly higher than our book value. Based on these tests, we determined that the quantitative impairment test was not required and no impairment charges were recorded in fiscal 2022, 2021 or 2020.

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

Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, marketable securities and accounts receivable. Our cash equivalents and marketable securities are held in safekeeping by large, credit-worthy financial institutions. We invest our excess cash primarily in U.S. banks, government and agency bonds, money market funds and corporate obligations. We have established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. Deposits in these banks may exceed the amounts of insurance provided on such deposits. To date, we have not experienced any losses on our deposits of cash and cash equivalents. We market and sell our products to a relatively narrow base of customers and generally do not require collateral.

The following customers represented 10% or more of our revenues:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Intel Corporation	19.0%	20.4%	31.5%
Samsung Electronics Co., LTD.	*	11.4	*
* Less than 10% of revenues.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2022, one customer accounted for 13.8% of gross accounts receivable. At December 25, 2021, one customer accounted for 13.8% of gross accounts receivable. No other customers accounted for 10% or more of gross accounts receivable for these fiscal period ends.

We are exposed to non-performance risk by counterparties on our derivative instruments used in hedging activities. We seek to minimize risk by diversifying our hedging program across multiple financial institutions. These counterparties are large international financial institutions, and, to date, no such counterparty has failed to meet its financial obligations to us.

Revenue Recognition
Revenue is recognized upon transferring control of products and services, and the amounts recognized reflect the consideration we expect to be entitled to receive in exchange for these products and services. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. An arrangement may include some or all of the following products and services: probe cards, systems, accessories, engineering services, installation services, service contracts and extended warranty contracts. We sell our products and services direct to customers and to partners in two distribution channels: global direct sales force and through a combination of manufacturers’ representatives and distributors.

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

Our products may be customized to our customers’ specifications; however, control of our product is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition is not met. In limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive. In certain instances control of products is transferred to the customer over time based on performance and in those instances we utilize an appropriate input or output measure to determine to what extent control has transferred to the customer. Judgment may be required in determining an appropriate measure of performance.

Installation services are routinely provided to customers purchasing our systems. Installation services are a distinct performance obligation apart from the systems and are recognized in the period they are performed. Service contracts, which include repair and maintenance service contracts, and extended warranty contracts are also distinct performance obligations and are recognized over the contractual service period, which ranges from one to three years. For these service contracts recognized over time, we use the input measure of days elapsed to measure progress.

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

Transaction price allocated to the remaining performance obligations: On December 31, 2022, we had $7.5 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with over time revenue recognition that are not yet delivered. We expect to recognize approximately 85.7% of our remaining performance obligations as revenue in fiscal 2023, approximately 9.6% in fiscal 2024, and approximately 4.7% in fiscal 2025 and thereafter. The foregoing excludes the value of remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of December 31, 2022 and December 25, 2021 were $1.9 million and $0.9 million, respectively, and are reported on the Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities totaled $30.9 million and $24.2 million at December 31, 2022 and December 25, 2021, respectively. During fiscal 2022, we recognized $20.1 million of revenue that was included in contract liabilities as of December 25, 2021.

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

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Balance at beginning of year	$2,805	$3,918	$1,942
Accruals	7,746	5,759	5,727
Settlements	(6,352)	(6,872)	(3,751)
Balance at end of year	$4,199	$2,805	$3,918

Research and Development
Research and development expenses include expenses related to product development, engineering and material costs. All research and development costs are expensed as incurred.

Income Taxes
We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse and for operating losses and tax credit carryforwards. We estimate our provision for income taxes and amounts ultimately payable or recoverable in numerous tax jurisdictions around the world. Estimates involve interpretations of regulations and are inherently complex. Resolution of income tax treatments in individual jurisdictions may not be known for many years after completion of any fiscal year. We are required to evaluate the realizability of our deferred tax assets on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating the ability to recover deferred tax assets, we consider all available positive and negative evidence giving greater weight to our recent cumulative income, our historical ability to utilize net operating losses in recent years, and our forecast of future taxable income, including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize and measure uncertain tax positions taken or expected to be taken in a tax return if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized are then measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves, as well as the related net interest. We recognize interest and penalties related to unrecognized tax benefits within the income tax provision. Accrued interest and penalties are included within the related tax liability in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We recognize compensation expense for all stock-based awards based on the grant-date estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service periods in our Consolidated Statements of Income. The fair value of restricted stock units (“RSUs”) is measured based on the closing market price of our common stock on the date of grant. The fair value of Performance RSUs (“PRSU”) is based on certain market performance criteria and is measured using a Monte Carlo simulation pricing model.

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

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Weighted-average shares used in computing basic net income per share	77,578	77,787	76,681
Add potentially dilutive securities	623	1,346	2,320
Weighted-average shares used in computing basic and diluted net income per share	78,201	79,133	79,001

Accumulated other comprehensive loss
Accumulated other comprehensive loss (“OCI/L”) includes the following items, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	December 31, 2022	December 25, 2021
Unrealized losses on available-for-sale marketable securities and other investments	$(2,749)	$(724)
Translation adjustments	(5,675)	(811)
Unrealized gains on derivative instruments	2,846	86
Accumulated other comprehensive loss	$(5,578)	$(1,449)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3—Balance Sheet Components

Marketable Securities
Marketable securities consisted of the following (in thousands):

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$25,498	$—	$(479)	$25,019
Commercial paper	24,893	—	(53)	24,840
Corporate bonds	68,845	—	(1,449)	67,396
Certificate of deposit	720	—	(14)	706
U.S. agency securities	11,295	—	(250)	11,045
	$131,251	$—	$(2,245)	$129,006

December 25, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$39,128	$—	$(143)	$38,985
Commercial paper	32,174	—	(13)	32,161
Corporate bonds	52,832	29	(151)	52,710
Certificate of deposit	1,200	1	(2)	1,199
	$125,334	$30	$(309)	$125,055

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized gains and losses in fiscal 2022 and 2021 were caused primarily by changes in interest rates.

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

The contractual maturities of marketable securities were as follows (in thousands):

	December 31, 2022		December 25, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$77,663	$76,902	$75,804	$75,778
Due after one year to five years	53,588	52,104	49,530	49,277
	$131,251	$129,006	$125,334	$125,055

See also Note 9, Fair Value.

Inventories, net
Inventories consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Raw materials	$55,726	$57,673
Work-in-progress	46,067	35,935
Finished goods	21,364	17,940
	$123,157	$111,548

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Land	$17,136	$4,751
Building and building improvements	44,932	41,722
Machinery and equipment	276,180	252,632
Computer equipment and software	45,813	44,667
Furniture and fixtures	7,540	7,293
Leasehold improvements	86,500	82,266
Sub-total	478,101	433,331
Less: Accumulated depreciation and amortization	(335,711)	(312,700)
Net property, plant and equipment	142,390	120,631
Construction-in-progress	47,458	25,924
Total	$189,848	$146,555

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Accrued compensation and benefits	$15,864	$29,706
Accrued income and other taxes	12,817	8,086
Accrued employee stock purchase plan contributions withheld	4,585	4,693
Accrued warranty	4,199	2,805
Accrued restructuring charges	1,249	2,478
Other accrued expenses	3,401	3,068
	$42,115	$50,836

Note 4—Acquisitions

Woburn Acquisition
On June 9, 2022 we acquired the assets of the dilution refrigerator product line of American ULT Cryogenics, formerly d/b/a JanisULT (“Woburn”), for total consideration of $3.4 million. This acquisition adds cryogen-free dilution refrigerators capable of cooling to sub-10 millikelvin to our product portfolio, which is required for operation of superconducting quantum computers.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The fair value of assets acquired, including goodwill and intangibles, and liabilities assumed for the purchase are as follows (in thousands):

Amount
Accounts receivable	178
Inventories	7,041
Property, plant and equipment	479
Prepaid expenses and other assets	117
Other asset	28
Tangible assets acquired	7,843
Deferred revenue	(5,513)
Accounts payable and accrued liabilities	(30)
Total net tangible assets acquired and liabilities assumed	2,300
Intangible assets	500
Goodwill	550
Net assets acquired	$3,350

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to HPD's existing customers. We valued customer relationships using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the customer relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

Order backlog represents business under existing contractual obligations. Expected cash flow from order backlog was valued on a discounted direct cash flow basis, net of returns on contributory assets such as working capital, property and equipment, trade name and assembled workforce.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Baldwin Park Acquisition
On July 30, 2020, we acquired the probe card assets of Advantest Corporation for total cash consideration of $35.0 million. This acquisition brought important enabling technologies and capabilities for designing and manufacturing advanced probe cards, and adds a complementary 3D-NAND Flash probe card product that is qualified and in production at one of the world's leading NAND Flash manufacturers.

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

Developed technologies acquired consists of existing technology related to 3D-NAND Flash probe cards and the value of cost savings expected to be derived from Low Temperature Co-fired Ceramic (“LTCC”) technology. We valued the developed technology related to 3D-NAND Flash using the multi-period excess earnings method under the income approach. Using this approach, the estimated fair values were calculated using expected future cash flows from specific products discounted to their net present values at an appropriate risk-adjusted rate of return. We valued the LTCC developed technology asset using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the LTCC capability in place on the acquisition date versus having no capability in place and needing to replicate or replace that capability. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

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

Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to Baldwin Park's existing customers. We valued customer relationships using the incremental cash flow method. This method estimates value based on the incremental cash flow afforded by having the customer relationships in place on the acquisition date versus having no relationships in place and needing to replicate or replace those relationships. The incremental cash flows are then discounted to a present value to arrive at an estimate of fair value for this asset class.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5—Debt

Our debt consisted of the following (in thousands):

	December 31, 2022	December 25, 2021
Term loans	$15,499	$24,435
Less unamortized issuance costs	(65)	(70)
Term loans less issuance costs	$15,434	$24,365

FRT Term Loan
On October 25, 2019, we entered into a euro denominated $23.4 million three-year credit facility loan agreement (the “FRT Term Loan”) with HSBC Trinkaus & Burkhardt AG, Germany, to fund the acquisition of FRT GmbH, which we acquired on October 9, 2019.

The FRT Term Loan bore interest at a rate equal to the Euro Interbank Offered Rate (“EURIBOR”) plus 1.75 % per annum and was repaid in quarterly installments of approximately $2.0 million plus interest. We made the final payment on the FRT Term Loan on October 25, 2022. We are no longer subject to the terms of the FRT Term Loan.

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 31, 2022 was 5.87%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap included a 0% floor that was effective for one year from the date of the swap. As of December 31, 2022, the notional amount of the loan that is subject to this interest rate swap is $15.5 million. See Note 9, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 31, 2022, the balance outstanding pursuant to the Building Term Loan was $15.5 million.

Future principal and interest payments on our term loans as of December 31, 2022, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	2023	2024	2025	2026	2027	2028 and thereafter	Total
Term loans - principal payments	$1,050	$1,080	$1,111	$1,142	$1,175	$9,941	$15,499
Term loans - interest payments(1)	894	835	763	699	630	2,324	6,145
	$1,944	$1,915	$1,874	$1,841	$1,805	$12,265	$21,644

(1) Represents our minimum interest payment commitment at 5.87% per annum for the Building Term Loan, excluding the interest rate swap described above.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6—Leases

Our operating lease, right-of-use assets relate to real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 6 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 3 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 5.1 years at December 31, 2022 and the weighted-average discount rate was 3.84%.

The components of lease expense were as follows (in thousands):

	Lease Expense
	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease expense	$8,595	$8,485	$7,468
Short-term lease expense	385	180	136
Variable lease expense	2,393	1,842	1,574
	$11,373	$10,507	$9,178

Future minimum payments under our non-cancelable operating leases were as follows as of December 31, 2022 (in thousands):

Fiscal Year	Amount
2023	$8,038
2024	7,784
2025	7,695
2026	6,615
2027	5,737
Thereafter	3,423
Total minimum lease payments	39,292
Less: interest	(4,352)
Present value of net minimum lease payments	34,940
Less: current portion	(7,353)
Total long-term operating lease liabilities	$27,587

Note 7—Restructuring Charges

2022 Restructuring Plan
On October 25, 2022, we adopted a restructuring plan (“2022 restructuring plan”) to align our cost structure with reduced demand levels, by streamlining and improving the efficiency and business effectiveness of our operations. This plan has included lowering headcount by approximately 13% of our workforce, which has resulted in recognizing restructuring charges of approximately $7.0 million for the year ended December 31, 2022, consisting of severance and employee-related costs with $6.0 million within the Probe Cards segment, $0.5 million within the Systems segment, and $0.5 million within Corporate. We expect total restructuring charges of $8.5 million to $9.5 million.

2021 Restructuring Plan
On September 25, 2021, we adopted restructuring plans (“2021 Restructuring Plans”) to improve our business effectiveness and streamline our operations by consolidating certain manufacturing facilities for both the Probe Cards segment and the Systems segment. This included plans to consolidate or relocate certain leased locations in the United States to other locations in the United States, Germany and Asia. As a result of these changes to certain work locations, we have incurred personnel related costs to sever, relocate, or retain select employees. Additionally, as part of these plans we have undertaken actions to adjust capacity for certain product offerings, which included contract termination costs to satisfy contract obligations. Restructuring charges for the year ended December 31, 2022 were $8.5 million, consisting of $0.3 million of severance and employee-related costs, $0.4 million in contract and lease termination costs, $7.6 million in inventory impairments and other inventory related costs, and $0.2 million of cost related to impairment of leasehold improvements, facility exits and fixed asset related costs.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Total restructuring charges for the plans are $12.6 million, with $9.9 million within the Probe Cards segment and $2.7 million within the Systems segment, and were comprised of $1.3 million of severance and employee-related costs, $1.8 million in contract and lease termination costs, $9.0 million in inventory impairments and other inventory related costs, and $0.5 million of cost related to impairment of leasehold improvements, facility exits and other costs. We do not expect to incur additional material costs related to the 2021 Restructuring Plans.

Total restructuring charges included in our Consolidated Statements of Income for both the 2022 and 2021 Restructuring Plans were as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021
Cost of revenues	$11,775	$3,205
Research and development	1,498	869
Selling, general and administrative	2,166	50
	$15,439	$4,124

Changes to the restructuring accrual during the years ended December 25, 2021 and December 31, 2022 were as follows (in thousands):

	Employee Severance and Benefits	Inventory Impairments & Other Inventory Related Costs	Property and Equipment Impairments & Other Asset Related Costs	Contract Termination & Other Costs	Total
December 26, 2020	$—	$—	$—	$—	$—
Restructuring charges	1,175	1,376	270	2,800	5,621
Adjustment to restructuring charges	(147)	—	—	(1,350)	(1,497)
Non-cash settlement	—	(1,376)	(270)	—	(1,646)
December 25, 2021	1,028	—	—	1,450	2,478
Restructuring charges	7,269	7,629	186	502	15,586
Cash payments	(7,048)	(1,112)	(112)	(1,719)	(9,991)
Adjustment to restructuring charges	—	—	—	(147)	(147)
Non-cash settlement	—	(6,517)	(74)	(86)	(6,677)
December 31, 2022	$1,249	$—	$—	$—	$1,249

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income, net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. At December 31, 2022, we expect to reclassify $0.5 million of the amount accumulated in other comprehensive loss to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at December 31, 2022 will mature by the fourth quarter of fiscal 2023.

The following table provides information about our foreign currency forward contracts outstanding as of December 31, 2022 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	21,576	$22,615
Euro	Sell	4,927	5,107
Japanese Yen	Sell	2,989,654	22,906
Korean Won	Buy	2,067,724	1,639
Taiwan Dollar	Sell	42,826	1,397

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains (losses) related to non-designated derivative instruments in the Consolidated Statements of Income were as follows (in thousands):

	Location of Gain (Loss) Recognized on Derivatives	Fiscal Year Ended
Derivatives Not Designated as Hedging Instruments		December 31, 2022	December 25, 2021	December 26, 2020
Foreign exchange forward contracts	Other income, net	$2,439	$1,585	$(1,437)

The location and amount of gains (losses) related to foreign currency derivative instruments designated as cash flow hedges on our Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in Accumulated OCI/L on Derivative	Location of Gain or (Loss) Reclassified from Accumulated OCI/L into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI/L into Income
Fiscal 2022	$(1,688)	Cost of revenues	$(1,816)
		Research and development	(376)
		Selling, general and administrative	(456)
			$(2,648)

Fiscal 2021	$(1,096)	Cost of revenues	$184
		Research and development	3
		Selling, general and administrative	64
			$251

Fiscal 2020	$1,142	Cost of revenues	$89
		Research and development	77
		Selling, general and administrative	25
			$191

Interest Rate Swaps
During fiscal 2020 we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. The interest rate swap also included a 0% floor that was effective for one year from the date of the swap. As of December 31, 2022, the notional amount of the loan that is subject to this interest rate swap was $15.5 million. See Note 5, Debt, for additional information.

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

The fair value of our interest rate swap contracts are determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts are recorded within Prepaid expenses and other current assets and Other assets.

The impact of the interest rate swaps on the Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in OCI/L on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI/L into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI/L into Income (Effective Portion)
Fiscal 2022	$1,906	Other income, net	$106
Fiscal 2021	451	Other income, net	(154)
Fiscal 2020	(119)	Other income, net	(64)

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during fiscal 2022, 2021 or 2020.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during fiscal 2022.

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

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,279	$—	$—	$21,279
Commercial paper	—	4,969	—	4,969
U.S. agency securities	—	996	—	996
	21,279	5,965	—	27,244
Marketable securities:
U.S. treasuries	25,019	—	—	25,019
Certificates of deposit	—	706	—	706
U.S. agency securities	—	11,045	—	11,045
Corporate bonds	—	67,396	—	67,396
Commercial paper	—	24,840	—	24,840
	25,019	103,987	—	129,006
Foreign exchange derivative contracts	—	664	—	664
Promissory note receivable	—	—	943	943
Interest rate swap derivative contracts	—	2,374	—	2,374
Total assets	$46,298	$112,990	$943	$160,231
Liabilities:
Foreign exchange derivative contracts	$—	$(193)	$—	$(193)
Total liabilities	$—	$(193)	$—	$(193)

December 25, 2021	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$9,526	$—	$—	$9,526
U.S. treasuries	2,500	—	—	2,500
Commercial paper	—	1,000	—	1,000
U.S. agency securities	—	5,556	—	5,556
	12,026	6,556	—	18,582
Marketable securities:
U.S. treasuries	38,985	—	—	38,985
Certificates of deposit	—	1,199	—	1,199
Corporate bonds	—	52,709	—	52,709
Commercial paper	—	32,162	—	32,162
	38,985	86,070	—	125,055
Interest rate swap derivative contracts	—	629	—	629
Total assets	$51,011	$93,255	$—	$144,266
Liabilities:
Foreign exchange derivative contracts	$—	$(489)	$—	$(489)
Interest rate swap derivative contracts	$—	$(55)	$—	$(55)
Total liabilities	$—	$(544)	$—	$(544)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisitions and Note 7, Restructuring Charges, there were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2022, 2021 or 2020.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10—Goodwill and Intangible Assets

Goodwill
Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 26, 2020	$178,072	$34,689	$212,761
Addition - Baldwin Park acquisition	352	—	352
Addition - HPD acquisition	—	1,254	1,254
Foreign currency translation	—	(2,068)	(2,068)
Goodwill, as of December 25, 2021	178,424	33,875	212,299
Addition - Woburn acquisition	—	550	550
Foreign currency translation	—	(1,405)	(1,405)
Goodwill, as of December 31, 2022	$178,424	$33,020	$211,444

Intangible Assets
Intangible assets were as follows (in thousands):

	December 31, 2022			December 25, 2021
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$171,441	$151,212	$20,229	$172,259	$148,784	$23,475
Trade name	7,972	7,759	213	8,054	7,603	451
Customer relationships	50,912	45,003	5,909	51,270	39,254	12,016
Backlog	—	—	—	1,896	1,896	—
In-process research and development	400	—	400	400	—	400
	$230,725	$203,974	$26,751	$233,879	$197,537	$36,342

Amortization expense was included in our Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Cost of revenues	$3,225	$12,269	$21,609
Selling, general and administrative	6,166	6,478	6,382
	$9,391	$18,747	$27,991

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
2023	$7,166
2024	4,584
2025	4,243
2026	3,155
2027	2,816
Thereafter	4,387
Total	$26,351

We did not record any impairment of intangible assets in fiscal 2022, 2021 and 2020.

Note 11—Commitments and Contingencies

Leases
See Note 6, Leases.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 31, 2022. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 31, 2022 or December 25, 2021.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of December 31, 2022, and as of the filing of these financial statements, we were not involved in any material legal proceedings. In the future, we may become a party to additional legal proceedings that may require us to spend significant resources. Litigation can be expensive and disruptive to normal business operations. The results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome.

Note 12—Stockholders' Equity

Preferred Stock
We have authorized 10,000,000 shares of undesignated preferred stock, $0.001 par value, none of which is issued and outstanding. Our Board of Directors shall determine the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of any series.

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders, if any, of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 31, 2022.

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2020, we did not repurchase any shares. During fiscal 2021 we repurchased and retired 622,400 shares of common stock for $24.0 million, and as of December 31, 2022 we had utilized the remaining funds available for repurchase under this program after repurchasing 676,408 shares of common stock for $26.0 million during fiscal 2022.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on May 20, 2024. During fiscal 2022, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and as of December 31, 2022 $18.6 million remained available for future repurchases.

Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan, as amended (the “2012 Plan”) which was approved by our stockholders. As amended, the 2012 Plan has authorized for issuance a total of 27.4 million shares, 6.5 million of which were available for grant as of December 31, 2022.

Restricted stock units (“RSUs”) granted under the 2012 Plan generally vest over three years in annual tranches, though we have granted, and will continue to grant, such awards that vest over a shorter term for employee retention purposes. RSUs, including Performance Restricted Stock Units (“PRSUs”) are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of RSUs is subject to the employee's continuing service.

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 25, 2021	2,166,934	$28.63
Granted	1,356,948	34.83
Vested	(1,156,130)	22.60
Canceled	(140,671)	32.73
Restricted stock units at December 31, 2022	2,227,081	35.28

The PRSUs granted in fiscal 2022, 2021 and 2020 listed below vest based on us achieving certain market performance criteria. The performance criteria are based on a metric called Total Shareholder Return (“TSR”) for the performance period of three years, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of a specific date.

Of the 273,000 PRSUs granted in fiscal 2019, 36,000 shares were forfeited, resulting in 237,000 shares vesting in fiscal 2022. These shares achieved 147% TSR performance, which resulted in an additional 110,605 shares issued during fiscal 2022 related to the 2019 PRSU grant.

PRSU grant activity was as follows:

Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Grant Date	August 1, 2022	August 2, 2021	August 27, 2020
Performance period	July 1, 2022 - June 30, 2025	July 1, 2021 - June 30, 2024	July 1, 2020 - June 30, 2023
Number of shares	204,903	197,128	258,000
TSR as-of date	August 1, 2022	August 2, 2021	August 27, 2020
Stock-based compensation	$8.6 million	$8.6 million	$6.9 million

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During fiscal 2022, employees purchased 316,861 shares under this program at a weighted average exercise price of $33.00 per share, which represented a weighted average discount of $6.13 per share from the fair value of the stock purchased. As of December 31, 2022, 1,476,211 shares remained available for issuance.

Note 13—Stock-Based Compensation

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Weighted average grant date per share fair value of RSUs granted	$34.83	$36.12	$25.96
Total intrinsic value of stock options exercised	—	3,179	4,688
Fair value of RSUs vested	42,324	54,948	42,597

Pre-tax stock-based compensation expense by financial statement line and related tax benefit in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Stock-based compensation expense included in:
Cost of revenues	$3,807	$5,200	$3,951
Research and development	8,217	7,583	5,824
Selling, general and administrative	19,313	16,601	14,055
Total stock-based compensation	$31,337	$29,384	$23,830
Stock-based compensation tax benefit	$2,772	$6,118	$4,962

Unrecognized Stock-Based Compensation Expense
Unrecognized stock-based compensation expense at December 31, 2022 consisted of the following (in thousands):

	Unrecognized Expense	Weighted Average Recognition Period (Years)
Restricted stock units	$45,726	2.1
Performance restricted stock units	12,216	2.0
Employee stock purchase plan	424	0.1
Total unrecognized stock-based compensation expense	$58,366	2.1

Valuation Assumptions
The following assumptions were used in estimating the fair value of PRSUs:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
PRSUs:
Dividend yield	—%	—%	—%
Expected volatility	53.0%	52.5%	52.0%
Risk-free interest rate	2.8%	0.3%	0.2%
Expected life (in years)	2.9	2.9	2.8

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following assumptions were used in estimating the fair value of shares under the Employee Stock Purchase Plan:

Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	42.6% - 60.8%	33.6% - 74.4%	30.4% - 74.4%
Risk-free interest rate	0.1% - 3.0%	0.1% - 1.5%	0.1% - 1.5%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Note 14—Income Taxes

Components of Income Before Income Taxes
The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
United States	$30,047	$74,298	$72,950
Foreign	27,823	24,202	12,225
	$57,870	$98,500	$85,175

Provision for Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Current provision:
Federal	$4,330	$2,334	$1,799
State	520	712	1,194
Foreign	8,625	7,661	4,278
	13,475	10,707	7,271
Deferred provision (benefit):
Federal	(5,886)	4,651	1,472
State	118	522	(267)
Foreign	(575)	(1,304)	(1,824)
	(6,343)	3,869	(619)
Total provision for income taxes	$7,132	$14,576	$6,652

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 21% and the provision from income taxes (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
U.S. statutory federal tax rate	$12,153	$20,685	$17,887
State taxes and credits, net of federal benefit	16	811	663
Stock-based compensation	(2,772)	(6,118)	(4,962)
Research and development credits	(8,264)	(7,153)	(6,576)
Foreign taxes at rates different than the U.S.	2,404	2,286	415
Other permanent differences	1,964	2,043	400
Global intangible low-taxed income	7	—	—
Foreign derived intangible income	(5,160)	(2,486)	(3,668)
Change in valuation allowance	2,597	2,231	1,862
Tax contingencies, net of reversals	3,124	2,812	2,712
Other	1,063	(535)	(2,081)
Total	$7,132	$14,576	$6,652

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed.

Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 25, 2021
Tax credits	$33,025	$41,650
Inventory reserve	14,269	13,691
Other reserves and accruals	6,527	8,523
Non-statutory stock options	3,180	2,837
Lease liability	6,024	6,717
Research and development expenditures capitalization	36,821	19,553
Net operating loss carryforwards	18,173	18,395
Gross deferred tax assets	118,019	111,366
Valuation allowance	(43,295)	(40,698)
Total deferred tax assets	74,724	70,668
Right-of-use assets	(5,219)	(5,910)
Acquired intangibles and fixed assets	(4,342)	(6,163)
Unrealized investment gains	(103)	(105)
Tax on undistributed earnings	(146)	(118)
Total deferred tax liabilities	(9,810)	(12,296)
Net deferred tax assets	$64,914	$58,372

We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 31, 2022, we maintained a valuation allowance of $43.3 million, primarily related to California deferred tax assets and foreign tax credit carryovers, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings in both our U.S. and non-U.S. jurisdictions, support our decision to not record a valuation allowance on other deferred tax assets.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Credits and Carryforwards
Tax credits and carryforwards available to us at December 31, 2022 consisted of the following (in thousands):

	Amount	Latest Expiration Date
Federal research and development tax credit	$26,424	2034-2042
Foreign tax credit carryforwards	995	2023-2027
California research credits	52,131	Indefinite
State net operating loss carryforwards	249,087	2025-Indefinite
Singapore net operating loss carryforwards	5,724	Indefinite

Undistributed Earnings
As of December 31, 2022, unremitted earnings of foreign subsidiaries was estimated at $48.7 million. We intend to permanently invest $12.0 million of undistributed earnings indefinitely outside of the U.S. To the extent we repatriate the remaining $36.7 million of undistributed foreign earnings to the U.S., we established a deferred tax liability of $0.1 million for foreign withholding taxes. Our estimates are provisional and subject to change because of the complexity and variety of assumptions necessary to compute the tax.

Unrecognized Tax Benefits
We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Unrecognized tax benefit, beginning balance	$35,745	$32,497	$28,800
Additions based on tax positions related to the current year	3,868	3,201	3,072
Additions based on tax positions from prior years	795	124	702
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of the applicable statute of limitations	(310)	(77)	(77)
Unrecognized tax benefit, ending balance	$40,098	$35,745	$32,497

Interest and penalties recognized as a component of provision for income taxes	$30	$40	$50
Interest and penalties accrued at period end	85	188	204

Of the unrecognized tax benefits at December 31, 2022, $20.2 million would impact the effective tax rate if recognized.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 31, 2022, changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

At December 31, 2022, our tax years 2019 through 2022, 2018 through 2022 and 2017 through 2022, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15—Employee Benefit Plans

We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The total charge to net income under the 401(k) plan for fiscal 2022, 2021 and 2020 aggregated to $2.7 million, $2.7 million and $2.2 million, respectively.

Note 16—Segments and Geographic Information

We operate in two reportable segments consisting of the Probe Cards Segment and the Systems Segment.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

The following table summarizes the operating results by reportable segment (dollars in thousands):

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$591,422	$156,515	$—	$747,937
Gross profit	235,562	80,937	(20,490)	296,009
Gross margin	39.8%	51.7%		39.6%

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$633,281	$136,393	$—	$769,674
Gross profit	279,873	65,834	(22,940)	322,767
Gross margin	44.2%	48.3%		41.9%

	Fiscal 2020
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$581,739	$111,877	$—	$693,616
Gross profit	263,215	51,835	(27,130)	287,920
Gross margin	45.2%	46.3%		41.5%

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue, by geographic region, as a percentage of total revenues based upon ship-to location:

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Taiwan	22.7%	24.2%	21.7%
China	21.5	21.2	25.2
United States	17.1	15.9	18.4
South Korea	14.9	16.0	12.5
Malaysia	6.7	6.4	1.6
Singapore	5.3	4.7	2.4
Europe	5.2	5.7	9.5
Japan	5.1	4.7	6.3
Rest of World	1.5	1.2	2.4
Total Revenues	100.0%	100.0%	100.0%

The following table summarizes revenue by market (in thousands):

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Foundry & Logic	$409,196	$435,812	$446,183
DRAM	133,446	156,049	109,734
Flash	48,780	41,420	25,822
Systems	156,515	136,393	111,877
Total revenues	$747,937	$769,674	$693,616

The following table summarizes revenue by timing of revenue recognition (in thousands):

	Fiscal Year Ended
	December 31, 2022			December 25, 2021			December 26, 2020
	Probe Cards	Systems	Total	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Products transferred at a point in time	$587,738	$144,456	$732,194	$630,038	$124,788	$754,826	$579,569	$104,858	$684,427
Services transferred over time	3,684	12,059	15,743	3,243	11,605	14,848	2,170	7,019	9,189
Total	$591,422	$156,515	$747,937	$633,281	$136,393	$769,674	$581,739	$111,877	$693,616

Long-lived assets, comprised of Operating lease, Right-of-use assets, Property, plant and equipment, net, Goodwill and Intangibles, net, reported based on the location of the asset was as follows (in thousands):

	December 31, 2022	December 25, 2021	December 26, 2020
United States	$406,529	$372,338	$347,654
Europe	42,640	47,700	51,791
Asia-Pacific	10,236	10,368	7,322
Total	$459,405	$430,406	$406,767

Note 17—New Accounting Pronouncements

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
elected to early adopt on a prospective basis during the second quarter of fiscal 2022. The adoption did not have a material effect on the Company's Consolidated Financial Statements.

Note 18-Subsequent Events

In January 2023. we received $18.0 million in cash from a California competes grant (the “Grant”) awarded from the California Governor’s Office of Business and Economic Development. The Grant requires FormFactor to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant.