Form 10-Q
period 2023-04-01
FORMFACTOR INC
filed 2023-05-09
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
Or
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

As of May 3, 2023, 77,144,094 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	April 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$112,360	$109,130
Marketable securities	123,891	129,006
Accounts receivable, net of allowance for credit losses of $169 and $168	103,969	88,143
Inventories, net	116,553	123,157
Restricted cash	1,207	1,221
Prepaid expenses and other current assets	22,941	23,895
Total current assets	480,921	474,552
Restricted cash	2,287	2,631
Operating lease, right-of-use-assets	30,420	31,362
Property, plant and equipment, net of accumulated depreciation	198,232	189,848
Goodwill	211,773	211,444
Intangibles, net	24,486	26,751
Deferred tax assets	67,951	67,646
Other assets	3,686	3,994
Total assets	$1,019,756	$1,008,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,756	$69,308
Accrued liabilities	31,981	42,115
Current portion of term loan, net of unamortized issuance costs	1,142	1,045
Deferred revenue	23,779	29,846
Operating lease liabilities	7,512	7,353
Total current liabilities	128,170	149,667
Term loan, less current portion, net of unamortized issuance costs	14,034	14,389
Deferred tax liabilities	2,905	2,732
Long-term operating lease liabilities	26,407	27,587
Deferred grant	18,000	—
Other liabilities	5,868	5,568
Total liabilities	195,384	199,943

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,142,023 and 76,914,590 shares issued and outstanding	77	77
Additional paid-in capital	858,195	844,842
Accumulated other comprehensive loss	(4,186)	(5,578)
Accumulated deficit	(29,714)	(31,056)
Total stockholders’ equity	824,372	808,285
Total liabilities and stockholders’ equity	$1,019,756	$1,008,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Revenues	$167,448	$197,174
Cost of revenues	106,370	102,950
Gross profit	61,078	94,224
Operating expenses:
Research and development	28,245	27,134
Selling, general and administrative	32,742	32,906
Total operating expenses	60,987	60,040
Operating income	91	34,184
Interest income (expense), net	1,276	(54)
Other income, net	23	192
Income before income taxes	1,390	34,322
Provision for income taxes	48	4,450
Net income	$1,342	$29,872
Net income per share:
Basic	$0.02	$0.38
Diluted	$0.02	$0.38
Weighted-average number of shares used in per share calculations:
Basic	77,066	78,246
Diluted	77,255	79,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Net income	$1,342	$29,872
Other comprehensive income (loss), net of tax:
Translation adjustments	832	(2,698)
Unrealized gains (losses) on available-for-sale marketable securities	603	(1,204)
Unrealized gains (losses) on derivative instruments	(43)	874
Other comprehensive income (loss), net of tax:	1,392	(3,028)
Comprehensive income	$2,734	$26,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

	Three Months Ended April 1, 2023
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	210,055	—	5,024	—	—	5,024
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	17,378	—	(387)	—	—	(387)
Stock-based compensation	—	—	8,716	—	—	8,716
Other comprehensive income	—	—	—	1,392	—	1,392
Net income	—	—	—	—	1,342	1,342
Balances, April 1, 2023	77,142,023	$77	$858,195	$(4,186)	$(29,714)	$824,372

	Three Months Ended March 26, 2022
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	157,642	—	5,645	—	—	5,645
Issuance of common stock pursuant to exercise of options	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	2,612	—	(72)	—	—	(72)
Purchase and retirement of common stock through repurchase program	(240,548)	—	(9,397)	—	—	(9,397)
Stock-based compensation	—	—	7,831	—	—	7,831
Other comprehensive loss	—	—	—	(3,028)	—	(3,028)
Net income	—	—	—	—	29,872	29,872
Balances, March 26, 2022	78,166,212	$78	$902,994	$(4,477)	$(51,922)	$846,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Cash flows from operating activities:
Net income	$1,342	$29,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,576	6,960
Amortization	2,378	2,369
Reduction in the carrying amount of right-of-use assets	1,690	2,492
Stock-based compensation expense	9,290	7,520
Provision for excess and obsolete inventories	4,973	2,501
Other adjustments to reconcile net income to net cash provided by operating activities	133	182
Changes in assets and liabilities:
Accounts receivable	(15,926)	966
Inventories	1,375	(17,080)
Prepaid expenses and other current assets	1,009	(144)
Other assets	(55)	(73)
Accounts payable	(1,819)	10,150
Accrued liabilities	(10,209)	(3,120)
Other liabilities	319	87
Deferred revenues	(6,046)	3,908
Deferred grant	18,000	—
Operating lease liabilities	(1,721)	(2,435)
Net cash provided by operating activities	12,309	44,155
Cash flows from investing activities:
Acquisition of property, plant and equipment	(19,701)	(15,606)
Purchases of marketable securities	(27,311)	(23,462)
Proceeds from maturities and sales of marketable securities	33,473	17,990
Net cash used in investing activities	(13,539)	(21,078)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,024	5,687
Purchase of common stock through stock repurchase program	—	(9,397)
Tax withholdings related to net share settlements of equity awards	(387)	(72)
Principal repayments on term loans	(259)	(2,234)
Net cash provided by (used) in financing activities	4,378	(6,016)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(276)	(1,142)
Net increase in cash, cash equivalents and restricted cash	2,872	15,919
Cash, cash equivalents and restricted cash, beginning of period	112,982	155,342
Cash, cash equivalents and restricted cash, end of period	$115,854	$171,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1, 2023	March 26, 2022
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$3,755	$2,524
Operating lease, right-of-use assets obtained in exchange for lease obligations	727	3,359

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$7,391	$890
Cash paid for interest	106	163
Operating cash outflows from operating leases	2,191	2,094

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$112,360	$167,182
Restricted cash, current	1,207	2,026
Restricted cash, non-current	2,287	2,053
Total cash, cash equivalents and restricted cash	$115,854	$171,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2023 and 2022 contain 52 weeks and 53 weeks, respectively, and the three months ended April 1, 2023 and March 26, 2022 each contained 13 weeks. Fiscal 2023 will end on December 30, 2023.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended April 1, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for:

Government Assistance
In January 2023, we received $18.0 million in cash from a California Competes Grant (the “Grant”) awarded from the California Governor’s Office of Business and Economic Development. The Grant requires FormFactor to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant.

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have elected to present the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the grant is to offset operations.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	April 1, 2023	March 26, 2022
Intel Corporation	20.0%	20.8%
Taiwan Semiconductor Manufacturing Co., LTD.	*	10.7%
	20.0%	31.5%

At April 1, 2023, two customers accounted for 17.9% and 15.9% of gross accounts receivable, respectively. At December 31, 2022, one customer accounted for 13.8% of gross accounts receivable.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Raw materials	$57,748	$55,726
Work-in-progress	39,376	46,067
Finished goods	19,429	21,364
	$116,553	$123,157

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 25, 2021	$178,424	$33,875	$212,299
Addition - Woburn Acquisition	—	550	550
Foreign currency translation	—	(1,405)	(1,405)
Goodwill, as of December 31, 2022	178,424	33,020	211,444
Foreign currency translation	—	329	329
Goodwill, as of April 1, 2023	$178,424	$33,349	$211,773

We have not recorded goodwill impairments for the three months ended April 1, 2023.

Intangible assets were as follows (in thousands):

	April 1, 2023			December 31, 2022
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$171,750	$152,260	$19,490	$171,441	$151,212	$20,229
Customer relationships	50,996	46,559	4,437	50,912	45,003	5,909
Trade name	7,992	7,833	159	7,972	7,759	213
In-process research and development	400	—	400	400	—	400
	$231,138	$206,652	$24,486	$230,725	$203,974	$26,751

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Cost of revenues	$831	$808
Selling, general and administrative	1,547	1,561
	$2,378	$2,369

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$4,813
2024	4,611
2025	4,268
2026	3,175
2027	2,832
Thereafter	4,387
$24,086

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Accrued compensation and benefits	$20,028	$15,864
Accrued income and other taxes	3,241	12,817
Accrued warranty	3,872	4,199
Employee stock purchase plan contributions withheld	1,533	4,585
Accrued restructuring charges	376	1,249
Other accrued expenses	2,931	3,401
	$31,981	$42,115

Note 6 — Restructuring Charges

2022 Restructuring Plan
On October 25, 2022, we adopted a restructuring plan (“2022 restructuring plan”) to align our cost structure with reduced demand levels, by streamlining and improving the efficiency and business effectiveness of our operations. This plan included lowering headcount by approximately 13% of our workforce.

The Company has recognized 2022 restructuring plan charges of approximately $8.1 million for severance and employee-related costs, including $0.3 million for stock-based compensation, with $7.1 million within the Probe Cards segment, $0.5 million within the Systems segment, and $0.5 million within Corporate. We do not expect to incur additional material costs related to the 2022 restructuring plan.

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

The Company has recognized 2021 restructuring plans charges of approximately $12.7 million, with $9.9 million within the Probe Cards segment and $2.8 million within the Systems segment, and were comprised of $1.3 million of severance and employee-related costs, $1.8 million in contract and lease termination costs, $9.1 million in inventory impairments and other inventory related costs, and $0.5 million of cost related to impairment of leasehold improvements, facility exits and fixed asset related costs. We do not expect additional material costs related to the 2021 restructuring plan.

Total restructuring charges for both the 2022 and 2021 restructuring plans included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended
	April 1, 2023			March 26, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$70	$(45)	$25	$39	$100	$139
Research and development	4	66	70	—	146	146
Selling, general and administrative	1,060	62	1,122	3	25	28
	$1,134	$83	$1,217	$42	$271	$313

Changes to the restructuring accrual in the three months ended April 1, 2023 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Inventory Impairments & Other Inventory Related Costs	Total
December 31, 2022	$1,249	$—	$—	$1,249
Restructuring charges	842	295	80	1,217
Cash payments	(1,715)	—	(63)	(1,778)
Non-cash settlement	—	(295)	(17)	(312)
April 1, 2023	$376	$—	$—	$376

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended April 1, 2023 or the year ended December 31, 2022.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

April 1, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$44,777	$—	$—	$44,777
Commercial paper	—	4,475	—	4,475
	44,777	4,475	—	49,252
Marketable securities:
U.S. treasuries	25,144	—	—	25,144
Certificates of deposit	—	471	—	471
U.S. agency securities	—	13,062	—	13,062
Corporate bonds	—	53,899	—	53,899
Commercial paper	—	31,315	—	31,315
	25,144	98,747	—	123,891
Foreign exchange derivative contracts	—	763	—	763
Promissory note receivable	—	—	943	943
Interest rate swap derivative contracts	—	2,041	—	2,041
Total assets	$69,921	$106,026	$943	$176,890
Liabilities:
Interest rate swap derivative contracts	$—	$(2)	$—	$(2)
Total liabilities	$—	$(2)	$—	$(2)

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,279	$—	$—	$21,279
Commercial paper	—	4,969	—	4,969
U.S. agency securities	—	996	—	996
	21,279	5,965	—	27,244
Marketable securities:
U.S. treasuries	25,019	—	—	25,019
Certificates of deposit	—	706	—	706
U.S. agency securities	—	11,045	—	11,045
Corporate bonds	—	67,396	—	67,396
Commercial paper	—	24,840	—	24,840
	25,019	103,987	—	129,006
Foreign exchange derivative contracts	—	664	—	664
Promissory note receivable	—	—	943	943
Interest rate swap derivative contracts	—	2,374	—	2,374
Total assets	$46,298	$112,990	$943	$160,231
Liabilities:
Foreign exchange derivative contracts	$—	$(193)	$—	$(193)
Total liabilities	$—	$(193)	$—	$(193)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at April 1, 2023 will mature by the first quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of April 1, 2023 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	23,004	$24,250
Euro Dollar	Sell	2,356	2,472
Japanese Yen	Sell	3,227,282	24,377
Korean Won	Buy	1,751,490	1,355
Taiwan Dollar	Sell	43,413	1,435

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 6, Restructuring Charges, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended April 1, 2023 or March 26, 2022.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Balance at beginning of period	$4,199	$2,805
Accruals	1,390	1,214
Settlements	(1,717)	(1,244)
Balance at end of period	$3,872	$2,775

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	April 1, 2023	December 31, 2022
Land	$17,136	$17,136
Building and building improvements	44,444	44,932
Machinery and equipment	280,936	276,180
Computer equipment and software	46,568	45,813
Furniture and fixtures	7,481	7,540
Leasehold improvements	87,318	86,500
Sub-total	483,883	478,101
Less: Accumulated depreciation and amortization	(342,763)	(335,711)
Net, property, plant and equipment	141,120	142,390
Construction-in-process	57,112	47,458
Total	$198,232	$189,848

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the three months ended March 26, 2022, we repurchased 240,548 shares of common stock for $9.4 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the three months ended April 1, 2023, we did not repurchase any common stock. As of April 1, 2023, $18.6 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 31, 2022	2,227,081	$35.28
Awards granted	79,020	25.51
Awards vested	(30,751)	34.87
Awards forfeited	(82,523)	35.16
RSUs at April 1, 2023	2,192,827	34.94

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no market based PRSUs granted during the three months ended April 1, 2023. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
April 1, 2023
Shares issued	210,055
Weighted average per share purchase price	$23.92
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(4.22)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Cost of revenues	$1,910	$1,078
Research and development	2,372	1,986
Selling, general and administrative	5,008	4,456
Total stock-based compensation	$9,290	$7,520

Unrecognized Compensation Costs
At April 1, 2023, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$39,761	1.98
Performance restricted stock units	9,486	1.86
Employee stock purchase plan	985	0.33
Total unrecognized stock-based compensation expense	$50,232	1.93

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Weighted-average shares used in computing basic net income per share	77,066	78,246
Add potentially dilutive securities	189	1,222
Weighted-average shares used in computing diluted net income per share	77,255	79,468

Securities not included as they would have been antidilutive	1,121	—

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of April 1, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Legal Matters
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of April 1, 2023, and as of the filing of this Quarterly Report on Form 10-Q, we were not involved in any material legal proceedings.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 6 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 5 years as of April 1, 2023 and the weighted-average discount rate was 3.92%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Lease expense:
Operating lease expense	$1,952	$2,221
Short-term lease expense	157	40
Variable lease expense	746	458
	$2,855	$2,719

Future minimum payments under our non-cancelable operating leases were as follows as of April 1, 2023 (in thousands):

Fiscal Year	Amount
Remainder of 2023	$6,190
2024	8,106
2025	8,018
2026	6,641
2027	5,756
Thereafter	3,431
Total minimum lease payments	38,142
Less: interest	(4,223)
Present value of net minimum lease payments	33,919
Less: current portion	(7,512)
Total long-term operating lease liabilities	$26,407

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On April 1, 2023, we had $9.8 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 67.6% of our remaining performance obligations as revenue in the remainder of fiscal 2023, approximately 26.8% in fiscal 2024, and approximately 5.6% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of April 1, 2023 and December 31, 2022 were $2.9 million and $1.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of April 1, 2023 and December 31, 2022 were $24.9 million and $30.9 million, respectively. During the three months ended April 1, 2023, we recognized $14.0 million of revenue that was included in contract liabilities as of December 31, 2022.

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

	Three Months Ended
	April 1, 2023				March 26, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$127,328	$40,120	$—	$167,448	$159,983	$37,191	$—	$197,174
Gross profit	43,623	20,746	(3,291)	61,078	77,202	19,407	(2,385)	94,224
Gross margin	34.3%	51.7%		36.5%	48.3%	52.2%		47.8%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	April 1, 2023			March 26, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$101,562	$—	$101,562	$114,121	$—	$114,121
DRAM	19,890	—	19,890	34,437	—	34,437
Flash	5,876	—	5,876	11,425	—	11,425
Systems	—	40,120	40,120	—	37,191	37,191
Total	$127,328	$40,120	$167,448	$159,983	$37,191	$197,174
Timing of revenue recognition:
Products transferred at a point in time	$126,678	$36,710	$163,388	$158,836	$35,416	$194,252
Products and services transferred over time	650	3,410	4,060	1,147	1,775	2,922
Total	$127,328	$40,120	$167,448	$159,983	$37,191	$197,174
Geographical region:
Taiwan	$38,897	$1,432	$40,329	$42,522	$10,547	$53,069
United States	24,641	13,090	37,731	19,976	5,671	25,647
China	18,476	8,623	27,099	32,791	5,608	38,399
South Korea	19,572	1,203	20,775	24,881	2,620	27,501
Malaysia	10,324	946	11,270	21,517	682	22,199
Japan	7,136	3,841	10,977	4,785	4,597	9,382
Europe	3,426	6,000	9,426	2,382	6,013	8,395
Singapore	3,200	2,140	5,340	10,284	612	10,896
Rest of the world	1,656	2,845	4,501	845	841	1,686
Total	$127,328	$40,120	$167,448	$159,983	$37,191	$197,174

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to COVID-19 and other global, regional or national public health-related crises and the impact of our responses to them, the interpretation and impacts of changes in export controls and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $1.3 million in the first three months of fiscal 2023 as compared to $29.9 million in the first three months of fiscal 2022. The decrease in net income was primarily due to a decline in revenues and the associated decline in gross margins.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended April 1, 2023, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023, except for:

Government Assistance
In January 2023, we received $18.0 million in cash from a California Competes Grant (the “Grant”) awarded from the California Governor’s Office of Business and Economic Development. The Grant requires FormFactor to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant.

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have elected to present the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the grant is to offset operations.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	April 1, 2023	March 26, 2022
Revenues	100.0%	100.0%
Cost of revenues	63.5	52.2
Gross profit	36.5	47.8
Operating expenses:
Research and development	16.9	13.8
Selling, general and administrative	19.5	16.7
Total operating expenses	36.4	30.5
Operating income	0.1	17.3
Interest income	0.8	0.1
Interest expense	(0.1)	(0.1)
Other income, net	—	0.1
Income before income taxes	0.8	17.4
Provision for income taxes	—	2.2
Net income	0.8%	15.2%

Revenues by Segment and Market

	Three Months Ended
	April 1, 2023	March 26, 2022

	(In thousands)
Probe Cards	$127,328	$159,983
Systems	40,120	37,191
	$167,448	$197,174

	Three Months Ended
	April 1, 2023	% of Revenues	March 26, 2022	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$101,562	60.6%	$114,121	57.8%	$(12,559)	(11.0)%
DRAM	19,890	11.9	34,437	17.5	(14,547)	(42.2)
Flash	5,876	3.5	11,425	5.8	(5,549)	(48.6)
Systems Market:
Systems	40,120	24.0	37,191	18.9	2,929	7.9
Total revenues	$167,448	100.0%	$197,174	100.0%	$(29,726)	(15.1)%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three months ended April 1, 2023, compared to the three months ended March 26, 2022, was driven by the weakening demand in the semiconductor industry that began in the third quarter of fiscal 2022 and continued into the three months ended April 1, 2023 and resulted in decreased unit sales across all major customers.

DRAM — The decrease in DRAM product revenue for the three months ended April 1, 2023, compared to the three months ended March 26, 2022, was driven by lower customer demand, a result of the semiconductor industry's overall demand weakening and DRAM market weakness.

Flash — The decrease in Flash product revenue for the three months ended April 1, 2023, compared to the three months ended March 26, 2022, was driven by decreased customer demand from large multi-national customers, a result of the semiconductor industry's overall demand weakening and Flash market weakness.

Systems — The increase in Systems market revenue for the three months ended April 1, 2023, compared to the three months ended March 26, 2022, was driven by increased sales of our 200 millimeter probe stations and cryogenic systems, partially offset by decreased sales of our metrology systems.

Revenues by Geographic Region

	Three Months Ended
	April 1, 2023	% of Revenues	March 26, 2022	% of Revenues

	(Dollars in thousands)
Taiwan	$40,329	24.1%	$53,069	26.9%
United States	37,731	22.5	25,647	13.0
China	27,099	16.2	38,399	19.5
South Korea	20,775	12.4	27,501	13.9
Malaysia	11,270	6.7	22,199	11.3
Japan	10,977	6.6	9,382	4.8
Europe	9,426	5.6	8,395	4.3
Singapore	5,340	3.2	10,896	5.5
Rest of the world	4,501	2.7	1,686	0.8
Total revenues	$167,448	100.0%	$197,174	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three months ended April 1, 2023, compared to the three months ended March 26, 2022, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. More specifically, the increase in revenues for the United States, and decreases in revenues for China and Malaysia were driven principally by a single large U.S.-based company with operations in these regions. The decrease in China mentioned previously is also impacted by lowered demand from a large Chinese DRAM integrated device manufacturer and the impact from expanded export license requirements imposed by the United States government in the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology sold in China.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022	$ Change	% Change
Gross profit	$61,078	$94,224	$(33,146)	(35.2)%
Gross margin	36.5%	47.8%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	April 1, 2023				March 26, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$43,623	$20,746	$(3,291)	$61,078	$77,202	$19,407	$(2,385)	$94,224
Gross margin	34.3%	51.7%		36.5%	48.3%	52.2%		47.8%

Probe Cards — For the three months ended April 1, 2023, gross margins decreased compared to the three months ended March 26, 2022, primarily due to unfavorable absorption of costs on lower production volumes and greater inventory excess and obsolescence reserves.

Systems — For the three months ended April 1, 2023, gross margins decreased compared to the three months ended March 26, 2022, primarily as a result of less favorable product mix.

Corporate and Other — Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, labor costs, and material costs. For the three months ended April 1, 2023, compared to the three months ended March 26, 2022, gross profit and gross margins have decreased on lower revenue levels, unfavorable absorption of costs on lower production volumes, and greater inventory excess and obsolescence reserves.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Stock-based compensation	$1,910	$1,078

Research and Development

	Three Months Ended
	April 1, 2023	March 26, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,245	$27,134	$1,111	4.1%
% of revenues	16.9%	13.8%

Research and development expenses in the three months ended April 1, 2023 increased when compared to the corresponding period in the prior year primarily due to an increase in headcount, which is to support our continued investment in technology leadership. Increased general operational costs, annual salary adjustments, and stock-based compensation also contributed to the increase. These increases were partially offset by lower performance-based compensation and project material costs.

A detail of the changes is as follows (in thousands):

Three Months Ended April 1, 2023 compared to Three Months Ended March 26, 2022
Other general operational costs	$490
Stock-based compensation	386
Depreciation	263
Project material costs	(214)
Employee compensation costs	186
$1,111

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Stock-based compensation	$2,372	$1,986

Selling, General and Administrative

	Three Months Ended
	April 1, 2023	March 26, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$32,742	$32,906	$(164)	(0.5)%
% of revenues	19.5%	16.7%

Selling, general and administrative expenses decreased in the three months ended April 1, 2023 when compared to the corresponding period in the prior year, primarily driven by lower performance-based compensation, mostly offset by restructuring charges, higher stock-based compensation, and higher general operating expenses.

A detail of the changes is as follows (in thousands):

Three Months Ended April 1, 2023 compared to Three Months Ended March 26, 2022
Employee compensation	(2,385)
General operating expenses	843
Restructuring charges	826
Stock-based compensation	552
$(164)

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	April 1, 2023	March 26, 2022
Stock-based compensation	$5,008	$4,456

Interest Income (Expense), Net
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended April 1, 2023 compared with the corresponding period of the prior year was attributable to an increase in investment yields due to the higher interest rate environment.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three months ended April 1, 2023 compared to the same period of the prior year decreased due to lower outstanding debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency impact and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended
	April 1, 2023	March 26, 2022

	(In thousands, except percentages)
Provision for income taxes	$48	$4,450
Effective tax rate	3.5%	13.0%

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

We have utilized our previous net operating loss carryforwards allowing us to benefit more from the available FDII deduction, which, combined with higher research and development tax credits, results in a lower worldwide effective tax rate for the three months ended April 1, 2023 when compared to the corresponding period in the prior year.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items including the Advanced Manufacturing Investment Credit (“AMIC”) which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize such expenditures attributable to domestic and foreign research over five and fifteen years, respectively, pursuant to IRC Section 174. While the capitalization requirement has a negative impact on our cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

Capital Resources
Our working capital was $352.8 million at April 1, 2023, compared to $324.9 million at December 31, 2022.

Cash and cash equivalents primarily consist of deposits held at banks, money market funds, and commercial paper. Marketable securities primarily consist of U.S. treasuries, U.S. agency securities, corporate bonds, and commercial paper. We typically invest in highly rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $236.3 million at April 1, 2023, compared to $238.1 million at December 31, 2022. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	April 1, 2023	March 26, 2022

	(In thousands)
Net cash provided by operating activities	$12,309	$44,155
Net cash used in investing activities	$(13,539)	$(21,078)
Net cash provided by (used) in financing activities	$4,378	$(6,016)

Operating Activities
Net cash provided by operating activities for the three months ended April 1, 2023 was attributable to net income of $1.3 million and net non-cash expenses of $26.0 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by an increase in net working capital of $15.1 million. The increase in net working capital related to an increase in accounts receivable of $15.9 million and decreases in accrued liabilities and deferred revenues of $10.2 million and $6.0 million, respectively, partially offset by an increase in deferred grant of $18.0 million.

Investing Activities
Net cash used in investing activities for the three months ended April 1, 2023 primarily related to $19.7 million in property, plant and equipment purchases, partially offset by $6.2 million net cash received from the maturities and sales of marketable securities.

Financing Activities
Net cash provided by financing activities for the three months ended April 1, 2023 primarily related to $5.0 million received from issuances of common stock under our employee stock purchase plan, partially offset by $0.3 million principal payments made towards the repayment of our term loan and $0.4 million related to tax withholdings associated with the net share settlements of our equity awards.

Debt

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to finance the purchase of a building adjacent to our leased facilities in Livermore, California.

The Building Term Loan bears interest at a rate equal to the applicable LIBOR rate plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at April 1, 2023 was 4.66%. As of April 1, 2023, the balance outstanding pursuant to the Building Term Loan was $15.2 million.

On March 17, 2020, we entered into a forward starting interest rate swap agreement to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating interest rate of one-month LIBOR plus 1.75% into a fixed interest rate of 2.75%. As of April 1, 2023, the notional amount of the loan that is subject to this interest rate swap is $15.2 million.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the three months ended March 26, 2022, we repurchased 240,548 shares of common stock for $9.4 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the three months ended April 1, 2023, we did not repurchase any shares of common stock. As of April 1, 2023, $18.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of April 1, 2023:

	Payments Due In Fiscal Year
	Remainder 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$6,190	$8,106	$8,018	$6,641	$5,756	$3,431	$38,142
Term loans - principal payments	791	1,080	1,111	1,142	1,175	9,940	15,239
Term loans - interest payments (1)	729	912	834	763	688	2,538	6,464
Total	$7,710	$10,098	$9,963	$8,546	$7,619	$15,909	$59,845

(1) Represents our minimum interest payment commitments at 4.66% per annum for the Building Term Loan. This excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 1, 2023, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Standards

For a description of a recent change in accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1, Basis of Presentation and Significant Accounting Policies, in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our exposure to market risk has not changed materially since December 31, 2022.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended April 1, 2023 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2023, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 9, 2023	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)