Form 10-Q
period 2023-07-01
FORMFACTOR INC
filed 2023-08-08
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
Or
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

As of August 2, 2023, 77,656,368 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 1, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	July 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$97,981	$109,130
Marketable securities	138,943	129,006
Accounts receivable, net of allowance for credit losses of $510 and $168	94,013	88,143
Inventories, net	120,298	123,157
Restricted cash	1,144	1,221
Prepaid expenses and other current assets	25,876	23,895
Total current assets	478,255	474,552
Restricted cash	2,265	2,631
Operating lease, right-of-use-assets	31,001	31,362
Property, plant and equipment, net of accumulated depreciation	204,577	189,848
Goodwill	211,929	211,444
Intangibles, net	22,149	26,751
Deferred tax assets	71,172	67,646
Other assets	3,790	3,994
Total assets	$1,025,138	$1,008,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,770	$69,308
Accrued liabilities	31,413	42,115
Current portion of term loan, net of unamortized issuance costs	1,150	1,045
Deferred revenue	19,899	29,846
Operating lease liabilities	7,871	7,353
Total current liabilities	124,103	149,667
Term loan, less current portion, net of unamortized issuance costs	13,765	14,389
Deferred tax liabilities	2,704	2,732
Long-term operating lease liabilities	26,458	27,587
Deferred grant	18,000	—
Other liabilities	5,845	5,568
Total liabilities	190,875	199,943

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,184,012 and 76,914,590 shares issued and outstanding	77	77
Additional paid-in capital	867,517	844,842
Accumulated other comprehensive loss	(4,445)	(5,578)
Accumulated deficit	(28,886)	(31,056)
Total stockholders’ equity	834,263	808,285
Total liabilities and stockholders’ equity	$1,025,138	$1,008,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenues	$155,916	$203,907	$323,364	$401,081
Cost of revenues	95,633	109,538	202,003	212,488
Gross profit	60,283	94,369	121,361	188,593
Operating expenses:
Research and development	28,340	28,317	56,585	55,451
Selling, general and administrative	33,255	33,406	65,997	66,312
Total operating expenses	61,595	61,723	122,582	121,763
Operating income (loss)	(1,312)	32,646	(1,221)	66,830
Interest income, net	1,482	181	2,758	127
Other income, net	450	551	473	743
Income before income taxes	620	33,378	2,010	67,700
Provision (benefit) for income taxes	(208)	3,136	(160)	7,586
Net income	$828	$30,242	$2,170	$60,114
Net income per share:
Basic	$0.01	$0.39	$0.03	$0.77
Diluted	$0.01	$0.38	$0.03	$0.76
Weighted-average number of shares used in per share calculations:
Basic	77,159	77,897	77,112	78,071
Diluted	77,616	79,210	77,450	79,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net income	$828	$30,242	$2,170	$60,114
Other comprehensive income (loss), net of tax:
Translation adjustments	(122)	(3,856)	710	(6,554)
Unrealized gains (losses) on available-for-sale marketable securities	(85)	(547)	518	(1,751)
Unrealized gains (losses) on derivative instruments	(52)	(116)	(95)	758
Other comprehensive income (loss), net of tax:	(259)	(4,519)	1,133	(7,547)
Comprehensive income	$569	$25,723	$3,303	$52,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Six Months Ended July 1, 2023
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	210,055	—	5,024	—	—	5,024
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	59,367	—	(456)	—	—	(456)
Stock-based compensation	—	—	18,107	—	—	18,107
Other comprehensive income	—	—	—	1,133	—	1,133
Net income	—	—	—	—	2,170	2,170
Balances, July 1, 2023	77,184,012	$77	$867,517	$(4,445)	$(28,886)	$834,263

	Three Months Ended July 1, 2023
Balances, April 1, 2023	77,142,023	$77	$858,195	$(4,186)	$(29,714)	$824,372
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	41,989	—	(69)	—	—	(69)
Stock-based compensation	—	—	9,391	—	—	9,391
Other comprehensive loss	—	—	—	(259)	—	(259)
Net income	—	—	—	—	828	828
Balances, July 1, 2023	77,184,012	$77	$867,517	$(4,445)	$(28,886)	$834,263

	Six Months Ended June 25, 2022
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	157,642	—	5,645	—	—	5,645
Issuance of common stock pursuant to exercise of options	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	234,076	—	(4,243)	—	—	(4,243)
Purchase and retirement of common stock through repurchase program	(1,443,491)	(1)	(54,327)	—	—	(54,328)
Stock-based compensation	—	—	14,522	—	—	14,522
Other comprehensive loss	—	—	—	(7,547)	—	(7,547)
Net income	—	—	—	—	60,114	60,114
Balances, June 25, 2022	77,194,733	$77	$860,584	$(8,996)	$(21,680)	$829,985

	Three Months Ended June 25, 2022
Balances, March 26, 2022	78,166,212	$78	$902,994	$(4,477)	$(51,922)	$846,673
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	231,464	—	(4,171)	—	—	(4,171)
Purchase and retirement of common stock through repurchase program	(1,202,943)	(1)	(44,930)	—	—	(44,931)
Stock-based compensation	—	—	6,691	—	—	6,691
Other comprehensive loss	—	—	—	(4,519)	—	(4,519)
Net income	—	—	—	—	30,242	30,242
Balances, June 25, 2022	77,194,733	$77	$860,584	$(8,996)	$(21,680)	$829,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Cash flows from operating activities:
Net income	$2,170	$60,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,121	14,146
Amortization	4,766	4,702
Reduction in the carrying amount of right-of-use assets	3,914	4,414
Stock-based compensation expense	18,494	13,878
Deferred income tax benefit	(3,639)	(3,703)
Provision for excess and obsolete inventories	8,628	4,726
Other adjustments to reconcile net income to net cash provided by operating activities	1,801	3,846
Changes in assets and liabilities:
Accounts receivable	(6,830)	5,530
Inventories	(5,880)	(32,268)
Prepaid expenses and other current assets	(1,099)	1,295
Other assets	(83)	(40)
Accounts payable	3,578	7,521
Accrued liabilities	(10,606)	4,102
Other liabilities	456	73
Deferred revenues	(9,945)	2,727
Deferred grant	18,000	—
Operating lease liabilities	(4,065)	(4,262)
Net cash provided by operating activities	34,781	86,801
Cash flows from investing activities:
Acquisition of property, plant and equipment	(40,177)	(30,116)
Acquisition of business	—	(3,121)
Purchases of marketable securities	(66,650)	(52,344)
Purchase of promissory note receivable	—	(1,000)
Proceeds from maturities and sales of marketable securities	58,363	45,470
Net cash used in investing activities	(48,464)	(41,111)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,024	5,687
Purchase of common stock through stock repurchase program	—	(54,328)
Tax withholdings related to net share settlements of equity awards	(456)	(4,243)
Principal repayments on term loans	(519)	(4,379)
Net cash provided by (used in) financing activities	4,049	(57,263)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,958)	(3,470)
Net decrease in cash, cash equivalents and restricted cash	(11,592)	(15,043)
Cash, cash equivalents and restricted cash, beginning of period	112,982	155,342
Cash, cash equivalents and restricted cash, end of period	$101,390	$140,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2023	June 25, 2022
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$9,187	$4,165
Operating lease, right-of-use assets obtained in exchange for lease obligations	3,635	3,438

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$9,427	$6,473
Cash paid for interest	212	294
Operating cash outflows from operating leases	4,514	4,379

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$97,981	$136,395
Restricted cash, current	1,144	2,102
Restricted cash, non-current	2,265	1,802
Total cash, cash equivalents and restricted cash	$101,390	$140,299

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2023 and 2022 contain 52 weeks and 53 weeks, respectively, and the six months ended July 1, 2023 and June 25, 2022 each contained 26 weeks. Fiscal 2023 will end on December 30, 2023.

Significant Accounting Policies
Our significant accounting policies have not changed during the six months ended July 1, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for:

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

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize the Grant when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have elected to present the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the Grant is to offset operations.

New Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR“) or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in Topic 848.

In May 2023, the Company entered into a rate replacement amendment to its credit facility loan agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and concurrently signed an amendment to modify the floating rate option on its interest rate swap to match that of the debt. The Company applied practical expedients provided in Topic 848 allowing the modified instrument to be accounted for and presented in the same manner as the instrument existing before the modification. These modifications had no significant impact on our financial statements. Refer to Note 6, Debt for further information regarding the terms of the credit facility loan agreement and interest rate swap agreement.

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation.

Note 2 — Concentration of Credit and Other Risks

The following customer accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Intel Corporation	14.2%	20.9%	17.2%	20.9%

At July 1, 2023 and December 31, 2022, one customer accounted for 15.3% and 13.8% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Raw materials	$55,491	$55,726
Work-in-progress	44,549	46,067
Finished goods	20,258	21,364
	$120,298	$123,157

Note 4 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 25, 2021	$178,424	$33,875	$212,299
Addition - Woburn Acquisition	—	550	550
Foreign currency translation	—	(1,405)	(1,405)
Goodwill, as of December 31, 2022	178,424	33,020	211,444
Foreign currency translation	—	485	485
Goodwill, as of July 1, 2023	$178,424	$33,505	$211,929

We have not recorded goodwill impairments for the six months ended July 1, 2023.

Intangible assets were as follows (in thousands):

	July 1, 2023			December 31, 2022
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$171,896	$153,200	$18,696	$171,441	$151,212	$20,229
Customer relationships	51,036	48,085	2,951	50,912	45,003	5,909
Trade name	8,000	7,898	102	7,972	7,759	213
In-process research and development	400	—	400	400	—	400
	$231,332	$209,183	$22,149	$230,725	$203,974	$26,751

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cost of revenues	$838	$788	$1,669	$1,596
Selling, general and administrative	1,550	1,545	3,097	3,106
	$2,388	$2,333	$4,766	$4,702

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$2,435
2024	4,624
2025	4,280
2026	3,184
2027	2,839
Thereafter	4,387
$21,749

Note 5 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Accrued compensation and benefits	$17,386	$15,864
Employee stock purchase plan contributions withheld	4,142	4,585
Accrued income and other taxes	3,944	12,817
Accrued warranty	3,506	4,199
Accrued restructuring charges	207	1,249
Other accrued expenses	2,228	3,401
	$31,413	$42,115

Note 6 — Debt

On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, replacing the benchmark reference rate LIBOR with the term SOFR, with no change to the amount or timing of contractual cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at July 1, 2023 was 5.17%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating-rate interest at one-month LIBOR plus 1.75% into a fixed-rate interest at 2.75%. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with the term SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%.

Note 7 — Restructuring Charges

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

The Company has recognized 2021 restructuring plans charges of approximately $13.3 million, with $10.1 million within the Probe Cards segment and $3.2 million within the Systems segment, which were comprised of $1.4 million of severance and employee-related costs, $2.0 million in contract and lease termination costs, $9.4 million in inventory impairments and other inventory related costs, and $0.5 million of cost related to impairment of leasehold improvements, facility exits and fixed asset related costs. We do not expect additional material costs related to the 2021 restructuring plan.

Total restructuring charges for both the 2022 and 2021 restructuring plans included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended
	July 1, 2023			June 25, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$47	$285	$332	$227	$227	$454
Research and development	170	51	221	—	53	53
Selling, general and administrative	6	59	65	—	74	74
	$223	$395	$618	$227	$354	$581

	Six Months Ended
	July 1, 2023			June 25, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$106	$251	$357	$266	$327	$593
Research and development	182	109	291	—	199	199
Selling, general and administrative	1,069	118	1,187	3	99	102
	$1,357	$478	$1,835	$269	$625	$894

Changes to the restructuring accrual in the six months ended July 1, 2023 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Inventory Impairments & Other Inventory Related Costs	Contract Termination & Other Costs	Total
December 31, 2022	$1,249	$—	$—	$—	$1,249
Restructuring charges	917	295	390	233	1,835
Cash payments	(1,959)	—	(89)	(233)	(2,281)
Non-cash settlement	—	(295)	(301)	—	(596)
July 1, 2023	$207	$—	$—	$—	$207

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three and six months ended July 1, 2023 or the year ended December 31, 2022.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of fiscal 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

July 1, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$30,179	$—	$—	$30,179
U.S. treasuries	1,691	—	—	1,691
	31,870	—	—	31,870
Marketable securities:
U.S. treasuries	46,803	—	—	46,803
Certificates of deposit	—	235	—	235
U.S. agency securities	—	14,733	—	14,733
Corporate bonds	—	53,097	—	53,097
Commercial paper	—	24,075	—	24,075
	46,803	92,140	—	138,943
Foreign exchange derivative contracts	—	549	—	549
Promissory note receivable	—	—	926	926
Interest rate swap derivative contracts	—	2,263	—	2,263
Total assets	$78,673	$94,952	$926	$174,551
Liabilities:
Foreign exchange derivative contracts	$—	$(60)	$—	$(60)
Total liabilities	$—	$(60)	$—	$(60)

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,279	$—	$—	$21,279
Commercial paper	—	4,969	—	4,969
U.S. agency securities	—	996	—	996
	21,279	5,965	—	27,244
Marketable securities:
U.S. treasuries	25,019	—	—	25,019
Certificates of deposit	—	706	—	706
U.S. agency securities	—	11,045	—	11,045
Corporate bonds	—	67,396	—	67,396
Commercial paper	—	24,840	—	24,840
	25,019	103,987	—	129,006
Foreign exchange derivative contracts	—	664	—	664
Promissory note receivable	—	—	943	943
Interest rate swap derivative contracts	—	2,374	—	2,374
Total assets	$46,298	$112,990	$943	$160,231
Liabilities:
Foreign exchange derivative contracts	$—	$(193)	$—	$(193)
Total liabilities	$—	$(193)	$—	$(193)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at July 1, 2023 will mature by the second quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of July 1, 2023 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	18,558	$19,903
Euro Dollar	Sell	1,077	1,176
Japanese Yen	Sell	3,104,537	21,583
Korean Won	Buy	1,258,185	962
Taiwan Dollar	Sell	31,197	1,001

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 7, Restructuring Charges, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended July 1, 2023 or June 25, 2022.

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

Changes in our warranty liability were as follows (in thousands):

	Six Months Ended
	July 1, 2023	June 25, 2022
Balance at beginning of period	$4,199	$2,805
Accruals	2,934	3,846
Settlements	(3,627)	(2,673)
Balance at end of period	$3,506	$3,978

Note 10 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	July 1, 2023	December 31, 2022
Land	$17,136	$17,136
Building and building improvements	44,452	44,932
Machinery and equipment	284,837	276,180
Computer equipment and software	46,774	45,813
Furniture and fixtures	7,468	7,540
Leasehold improvements	88,416	86,500
Sub-total	489,083	478,101
Less: Accumulated depreciation and amortization	(349,123)	(335,711)
Net, property, plant and equipment	139,960	142,390
Construction-in-process	64,617	47,458
Total	$204,577	$189,848

Note 11 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the six months ended June 25, 2022, we repurchased 676,408 shares of common stock for $26.0 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the six months ended July 1, 2023, we did not repurchase any common stock. As of July 1, 2023, $18.6 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 31, 2022	2,227,081	$35.28
Awards granted	1,014,619	30.97
Awards vested	(75,144)	37.76
Awards forfeited	(122,881)	35.09
RSUs at July 1, 2023	3,043,675	33.78

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no market based PRSUs granted during the six months ended July 1, 2023. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Six Months Ended
July 1, 2023
Shares issued	210,055
Weighted average per share purchase price	$23.92
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(4.22)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Cost of revenues	$1,515	$734	$3,425	$1,812
Research and development	2,363	1,695	4,735	3,681
Selling, general and administrative	5,326	3,929	10,334	8,385
Total stock-based compensation	$9,204	$6,358	$18,494	$13,878

Unrecognized Compensation Costs
At July 1, 2023, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$60,794	2.28
Performance restricted stock units	7,789	1.72
Employee stock purchase plan	246	0.09
Total unrecognized stock-based compensation expense	$68,829	2.22

Note 12 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Weighted-average shares used in computing basic net income per share	77,159	77,897	77,112	78,071
Add potentially dilutive securities	457	1,313	338	1,352
Weighted-average shares used in computing diluted net income per share	77,616	79,210	77,450	79,423

Securities not included as they would have been antidilutive	486	23	343	—

Note 13 — Commitments and Contingencies

Leases
See Note 14, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of July 1, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 14 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 6 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 5 years as of July 1, 2023 and the weighted-average discount rate was 4.28%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Lease expense:
Operating lease expense	$2,124	$2,183	$4,076	$4,404
Short-term lease expense	136	76	293	116
Variable lease expense	483	677	1,229	1,135
	$2,743	$2,936	$5,598	$5,655

Future minimum payments under our non-cancelable operating leases were as follows as of July 1, 2023 (in thousands):

Fiscal Year	Amount
Remainder of 2023	$4,295
2024	8,667
2025	8,575
2026	7,049
2027	6,631
Thereafter	3,434
Total minimum lease payments	38,651
Less: interest	(4,322)
Present value of net minimum lease payments	34,329
Less: current portion	(7,871)
Total long-term operating lease liabilities	$26,458

Note 15 — Revenue

Transaction price allocated to the remaining performance obligations: On July 1, 2023, we had $9.4 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 46.7% of our remaining performance obligations as revenue in the remainder of fiscal 2023, approximately 45.8% in fiscal 2024, and approximately 7.5% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of July 1, 2023 and December 31, 2022 were $4.1 million and $1.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of July 1, 2023 and December 31, 2022 were $21.0 million and $30.9 million, respectively. During the six months ended July 1, 2023, we recognized $21.5 million of revenue that was included in contract liabilities as of December 31, 2022.

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

	Three Months Ended
	July 1, 2023				June 25, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$115,303	$40,613	$—	$155,916	$167,708	$36,199	$—	$203,907
Gross profit	42,112	21,124	(2,953)	60,283	78,420	18,276	(2,327)	94,369
Gross margin	36.5%	52.0%		38.7%	46.8%	50.5%		46.3%

	Six Months Ended
	July 1, 2023				June 25, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$242,631	$80,733	$—	$323,364	$327,691	$73,390	$—	$401,081
Gross profit	85,735	41,870	(6,244)	121,361	155,622	37,683	(4,712)	188,593
Gross margin	35.3%	51.9%		37.5%	47.5%	51.3%		47.0%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	July 1, 2023			June 25, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$81,967	$—	$81,967	$122,380	$—	$122,380
DRAM	30,464	—	30,464	36,843	—	36,843
Flash	2,872	—	2,872	8,485	—	8,485
Systems	—	40,613	40,613	—	36,199	36,199
Total	$115,303	$40,613	$155,916	$167,708	$36,199	$203,907
Timing of revenue recognition:
Products transferred at a point in time	$112,985	$40,040	$153,025	$166,701	$33,081	$199,782
Products and services transferred over time	2,318	573	2,891	1,007	3,118	4,125
Total	$115,303	$40,613	$155,916	$167,708	$36,199	$203,907
Geographical region:
United States	$31,131	$11,542	$42,673	$21,539	$9,703	$31,242
Taiwan	25,316	4,196	29,512	45,188	4,832	50,020
South Korea	26,455	1,408	27,863	27,418	1,337	28,755
China	16,516	6,992	23,508	40,578	9,157	49,735
Europe	2,415	8,401	10,816	3,824	4,267	8,091
Japan	3,902	4,030	7,932	6,716	3,221	9,937
Malaysia	6,177	500	6,677	16,157	87	16,244
Singapore	1,718	1,105	2,823	5,131	1,977	7,108
Rest of the world	1,673	2,439	4,112	1,157	1,618	2,775
Total	$115,303	$40,613	$155,916	$167,708	$36,199	$203,907

	Six Months Ended
	July 1, 2023			June 25, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$183,529	$—	$183,529	$236,501	$—	$236,501
DRAM	50,354	—	50,354	71,280	—	71,280
Flash	8,748	—	8,748	19,910	—	19,910
Systems	—	80,733	80,733	—	73,390	73,390
Total	$242,631	$80,733	$323,364	$327,691	$73,390	$401,081
Timing of revenue recognition:
Products transferred at a point in time	$236,903	$79,510	$316,413	$325,537	$68,497	$394,034
Products and services transferred over time	5,728	1,223	6,951	2,154	4,893	7,047
Total	$242,631	$80,733	$323,364	$327,691	$73,390	$401,081
Geographical region:
United States	$55,772	$24,632	$80,404	$41,515	$15,374	$56,889
Taiwan	64,213	5,628	69,841	87,710	15,379	103,089
China	34,992	15,615	50,607	73,369	14,765	88,134
South Korea	46,027	2,611	48,638	52,299	3,957	56,256
Europe	5,841	14,401	20,242	6,206	10,280	16,486
Japan	11,038	7,871	18,909	11,501	7,818	19,319
Malaysia	16,501	1,446	17,947	37,674	769	38,443
Singapore	4,918	3,245	8,163	15,415	2,589	18,004
Rest of the world	3,329	5,284	8,613	2,002	2,459	4,461
Total	$242,631	$80,733	$323,364	$327,691	$73,390	$401,081

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to global, regional or national public health-related crises and the impact of our responses to them, the interpretation and impacts of changes in export controls and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from metrology and inspection, characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and physical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance and advancing yield knowledge.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $2.2 million in the first six months of fiscal 2023 as compared to $60.1 million in the first six months of fiscal 2022. The decrease in net income was primarily due to a decline in revenues and the associated decline in gross margins and higher operating expenses.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended July 1, 2023, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023, except for:

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

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize the Grant when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have elected to present the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the Grant is to offset operations.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.3	53.7	62.5	53.0
Gross profit	38.7	46.3	37.5	47.0
Operating expenses:
Research and development	18.2	13.9	17.5	13.8
Selling, general and administrative	21.3	16.4	20.4	16.5
Total operating expenses	39.5	30.3	37.9	30.3
Operating income (loss)	(0.8)	16.0	(0.4)	16.7
Interest income, net	0.9	—	0.9	—
Other income, net	0.3	0.3	0.1	0.2
Income before income taxes	0.4	16.3	0.6	16.9
Provision (benefit) for income taxes	(0.1)	1.5	(0.1)	1.9
Net income	0.5%	14.8%	0.7%	15.0%

Revenues by Segment and Market

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

	(In thousands)
Probe Cards	$115,303	$167,708	$242,631	$327,691
Systems	40,613	36,199	80,733	73,390
	$155,916	$203,907	$323,364	$401,081

	Three Months Ended
	July 1, 2023	% of Revenues	June 25, 2022	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$81,967	52.6%	$122,380	60.0%	$(40,413)	(33.0)%
DRAM	30,464	19.5	36,843	18.0	(6,379)	(17.3)
Flash	2,872	1.9	8,485	4.2	(5,613)	(66.2)
Systems Market:
Systems	40,613	26.0	36,199	17.8	4,414	12.2
Total revenues	$155,916	100.0%	$203,907	100.0%	$(47,991)	(23.5)%

	Six Months Ended
	July 1, 2023	% of Revenues	June 25, 2022	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$183,529	56.7%	$236,501	58.9%	$(52,972)	(22.4)%
DRAM	50,354	15.6	71,280	17.8	(20,926)	(29.4)
Flash	8,748	2.7	19,910	5.0	(11,162)	(56.1)
Systems Market:
Systems	80,733	25.0	73,390	18.3	7,343	10.0
Total revenues	$323,364	100.0%	$401,081	100.0%	$(77,717)	(19.4)%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, was driven by the weaker demand in the semiconductor industry, especially in the personal computer and mobile sectors, that began in the third quarter of fiscal 2022 and has continued into the three and six months ended July 1, 2023 and has resulted in decreased unit sales across the majority of our major customers.

DRAM — The decrease in DRAM product revenue for the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, was driven by lower customer production activity and demand for our products in light of worldwide excess supply of DRAM chips, along with weaker demand in the overall semiconductor industry. The decline for the six months ended July 1, 2023 was partially offset within the second quarter of fiscal 2023 due to increased demand for high bandwidth memory (“HBM”) chips utilized in artificial intelligence.

Flash — The decrease in Flash product revenue for the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, was driven by lower customer production activity and demand for our products in light of worldwide excess supply, a result of the semiconductor industry's overall demand weakening and Flash market weakness.

Systems — The increase in Systems market revenue for the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, was driven by increased sales of probe stations and cryogenic systems, partially offset by decreased sales of our metrology systems.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	July 1, 2023	% of Revenues	June 25, 2022	% of Revenues	July 1, 2023	% of Revenue	June 25, 2022	% of Revenue

	(Dollars in thousands)
United States	$42,673	27.4%	$31,242	15.3%	$80,404	24.9%	$56,889	14.2%
Taiwan	29,512	18.9	50,020	24.5	69,841	21.6	103,089	25.7
South Korea	27,863	17.9	28,755	14.1	48,638	15.0	56,256	14.0
China	23,508	15.1	49,735	24.4	50,607	15.7	88,134	22.0
Europe	10,816	6.9	8,091	4.0	20,242	6.3	16,486	4.1
Japan	7,932	5.1	9,937	4.9	18,909	5.8	19,319	4.8
Malaysia	6,677	4.3	16,244	8.0	17,947	5.6	38,443	9.6
Singapore	2,823	1.8	7,108	3.5	8,163	2.5	18,004	4.5
Rest of the world	4,112	2.6	2,775	1.3	8,613	2.6	4,461	1.1
Total revenues	$155,916	100.0%	$203,907	100.0%	$323,364	100.0%	$401,081	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. More specifically, the increase in revenues for the United States, and decreases in revenues for China and Malaysia were driven principally by a single large U.S.-based company with operations in these regions. The decrease in revenues for China was also impacted by lowered demand from a large Chinese DRAM integrated device manufacturer and the impact from expanded export license requirements imposed by the United States government in the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology to China.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Gross profit	$60,283	$94,369	$(34,086)	(36.1)%
Gross margin	38.7%	46.3%

	Six Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change
Gross profit	$121,361	$188,593	$(67,232)	(35.6)%
Gross margin	37.5%	47.0%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	July 1, 2023				June 25, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$42,112	$21,124	$(2,953)	$60,283	$78,420	$18,276	$(2,327)	$94,369
Gross margin	36.5%	52.0%		38.7%	46.8%	50.5%		46.3%

	Six Months Ended
	July 1, 2023				June 25, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$85,735	$41,870	$(6,244)	$121,361	$155,622	$37,683	$(4,712)	$188,593
Gross margin	35.3%	51.9%		37.5%	47.5%	51.3%		47.0%

Probe Cards — For the three and six months ended July 1, 2023, gross margins decreased compared to the three and six months ended June 25, 2022, primarily due to unfavorable absorption of costs on lower production volumes, greater inventory excess and obsolescence reserves, and lower standard margins related to a less favorable product mix.

Systems — For the three and six months ended July 1, 2023, gross margins increased compared to the three and six months ended June 25, 2022, primarily as a result of higher volume on more favorable product mix.

Corporate and Other — Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, labor costs, and material costs. For the three and six months ended July 1, 2023, compared to the three and six months ended June 25, 2022, gross profit and gross margins have decreased because of lower revenue levels, unfavorable absorption of costs on lower production volumes, and greater inventory excess and obsolescence reserves.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock-based compensation	$1,515	$734	$3,425	$1,812

Research and Development

	Three Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,340	$28,317	$23	0.1%
% of revenues	18.2%	13.9%

	Six Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$56,585	$55,451	$1,134	2.0%
% of revenues	17.5%	13.8%

Research and development expenses in the three and six months ended July 1, 2023 increased when compared to the corresponding period in the prior year primarily due to an increase in headcount to support our continued investment in technology leadership. Increased stock-based compensation from timing of grants, salary adjustments, depreciation, and general operational costs also contributed to the increase. These increases were partially offset by lower performance-based compensation and project material costs.

A detail of the changes is as follows (in thousands):

	Three Months Ended July 1, 2023 compared to Three Months Ended June 25, 2022	Six Months Ended July 1, 2023 compared to Six Months Ended June 25, 2022
Stock-based compensation	$668	$1,054
Project material costs	(471)	(695)
Employee compensation costs	(494)	(279)
Depreciation	111	374
Restructuring charges	167	—
Other general operational costs	42	680
	$23	$1,134

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock-based compensation	$2,363	$1,695	$4,735	$3,681

Selling, General and Administrative

	Three Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$33,255	$33,406	$(151)	(0.5)%
% of revenues	21.3%	16.4%

	Six Months Ended
	July 1, 2023	June 25, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$65,997	$66,312	$(315)	(0.5)%
% of revenues	20.4%	16.5%

Selling, general and administrative expenses decreased in the three and six months ended July 1, 2023 when compared to the corresponding period in the prior year, primarily driven by lower performance-based compensation and a reduction of headcount, partially offset by higher stock-based compensation, consulting fees, and general operating expenses.

A detail of the changes is as follows (in thousands):

	Three Months Ended July 1, 2023 compared to Three Months Ended June 25, 2022	Six Months Ended July 1, 2023 compared to Six Months Ended June 25, 2022
Employee compensation	$(2,812)	$(5,185)
Stock-based compensation	1,397	1,949
Consulting fees	665	818
General operating expenses	599	1,312
Restructuring charges	—	791
	$(151)	$(315)

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Stock-based compensation	$5,326	$3,929	$10,334	$8,385

Interest Income (Expense), Net
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three and six months ended July 1, 2023 compared with the corresponding period of the prior year was attributable to an increase in investment yields due to the higher interest rate environment.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three and six months ended July 1, 2023 compared to the same period of the prior year decreased due to lower outstanding debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency impact and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

	(In thousands, except percentages)
Provision (benefit) for income taxes	$(208)	$3,136	$(160)	$7,586
Effective tax rate	(33.5)%	9.4%	(8.0)%	11.2%

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

The decrease in our effective tax rate for the three and six months ended July 1, 2023, when compared to the corresponding period in the prior year, was primarily driven by a change within the second quarter of fiscal 2023 to the estimated annual taxable income, including by jurisdiction.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

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

Liquidity and Capital Resources

Capital Resources
Our working capital was $354.2 million at July 1, 2023, compared to $324.9 million at December 31, 2022.

Cash and cash equivalents primarily consist of deposits held at banks and money market funds. Marketable securities primarily consist of corporate bonds, U.S. treasuries, commercial paper, and U.S. agency securities. We typically invest in highly rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $236.9 million at July 1, 2023, compared to $238.1 million at December 31, 2022. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	July 1, 2023	June 25, 2022

	(In thousands)
Net cash provided by operating activities	$34,781	$86,801
Net cash used in investing activities	$(48,464)	$(41,111)
Net cash provided by (used in) financing activities	$4,049	$(57,263)

Operating Activities
Net cash provided by operating activities for the six months ended July 1, 2023 was attributable to net income of $2.2 million and net non-cash expenses of $49.1 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by an increase in net working capital of $16.5 million. The increase in net working capital related to decreases in accrued liabilities and deferred revenues of $10.6 million and $9.9 million, respectively, and increases in accounts receivable and inventory of $6.8 million and $5.9 million, respectively, partially offset by an increase in deferred grant of $18.0 million.

Investing Activities
Net cash used in investing activities for the six months ended July 1, 2023 primarily related to $40.2 million in property, plant and equipment purchases and $8.3 million in net purchases of marketable securities.

Financing Activities
Net cash provided by financing activities for the six months ended July 1, 2023 primarily related to $5.0 million received from issuances of common stock under our employee stock purchase plan, partially offset by $0.5 million principal payments made towards the repayment of our term loan and $0.5 million related to tax withholdings associated with the net share settlements of our equity awards.

Debt

Building Term Loan
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, replacing the benchmark reference rate London Interbank Offered Rate (“LIBOR“) with the term Secured Overnight Financing Rate (“SOFR”), with no change to the amount or timing of contractual cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at July 1, 2023 was 5.17%. As of July 1, 2023, the balance outstanding pursuant to the Building Term Loan was $15.0 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating-rate interest at one-month LIBOR plus 1.75% into a fixed-rate interest at 2.75%. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with the term SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of July 1, 2023, the notional amount of the loan that is subject to this interest rate swap is $15.0 million.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the six months ended June 25, 2022, we repurchased 676,408 shares of common stock for $26.0 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the six months ended July 1, 2023, we did not repurchase any shares of common stock. As of July 1, 2023, $18.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of July 1, 2023:

	Payments Due In Fiscal Year
	Remainder 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$4,295	$8,667	$8,575	$7,049	$6,631	$3,434	$38,651
Term loans - principal payments	529	1,080	1,111	1,142	1,175	9,940	14,977
Term loans - interest payments (1)	519	985	900	824	742	2,739	6,709
Total	$5,343	$10,732	$10,586	$9,015	$8,548	$16,113	$60,337

(1) Represents our minimum interest payment commitments at 5.17% per annum for the Building Term Loan. This excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 1, 2023, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the six months ended July 1, 2023 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2023, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	August 8, 2023	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)