Form 10-Q
period 2023-09-30
FORMFACTOR INC
filed 2023-11-07
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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

As of November 1, 2023, 77,842,001 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$108,731	$109,130
Marketable securities	135,693	129,006
Accounts receivable, net of allowance for credit losses of $500 and $168	88,965	88,143
Inventories, net	111,626	123,157
Restricted cash	1,171	1,221
Assets held-for-sale	33,718	—
Prepaid expenses and other current assets	26,681	23,895
Total current assets	506,585	474,552
Restricted cash	2,146	2,631
Operating lease, right-of-use-assets	29,824	31,362
Property, plant and equipment, net of accumulated depreciation	203,510	189,848
Goodwill	200,485	211,444
Intangibles, net	13,578	26,751
Deferred tax assets	73,572	67,646
Other assets	3,267	3,994
Total assets	$1,032,967	$1,008,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,589	$69,308
Accrued liabilities	36,487	42,115
Current portion of term loan, net of unamortized issuance costs	1,067	1,045
Deferred revenue	13,855	29,846
Liabilities held-for-sale	8,521	—
Operating lease liabilities	8,007	7,353
Total current liabilities	129,526	149,667
Term loan, less current portion, net of unamortized issuance costs	13,586	14,389
Deferred tax liabilities	317	2,732
Long-term operating lease liabilities	25,096	27,587
Deferred grant	18,000	—
Other liabilities	5,754	5,568
Total liabilities	192,279	199,943

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,839,317 and 76,914,590 shares issued and outstanding	78	77
Additional paid-in capital	873,634	844,842
Accumulated other comprehensive loss	(8,509)	(5,578)
Accumulated deficit	(24,515)	(31,056)
Total stockholders’ equity	840,688	808,285
Total liabilities and stockholders’ equity	$1,032,967	$1,008,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenues	$171,575	$180,869	$494,939	$581,950
Cost of revenues	102,290	118,656	304,293	331,144
Gross profit	69,285	62,213	190,646	250,806
Operating expenses:
Research and development	31,014	26,549	87,599	82,000
Selling, general and administrative	35,564	31,637	101,561	97,949
Total operating expenses	66,578	58,186	189,160	179,949
Operating income	2,707	4,027	1,486	70,857
Interest income, net	1,662	557	4,420	684
Other income, net	788	1,041	1,261	1,784
Income before income taxes	5,157	5,625	7,167	73,325
Provision for income taxes	786	1,274	626	8,860
Net income	$4,371	$4,351	$6,541	$64,465
Net income per share:
Basic	$0.06	$0.06	$0.08	$0.83
Diluted	$0.06	$0.06	$0.08	$0.82
Weighted-average number of shares used in per share calculations:
Basic	77,571	77,245	77,265	77,796
Diluted	78,412	77,688	77,860	78,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$4,371	$4,351	$6,541	$64,465
Other comprehensive loss, net of tax:
Translation adjustments	(3,351)	(7,348)	(2,641)	(13,902)
Unrealized gains (losses) on available-for-sale marketable securities	283	(674)	801	(2,425)
Unrealized losses on derivative instruments	(996)	(881)	(1,091)	(123)
Other comprehensive loss, net of tax:	(4,064)	(8,903)	(2,931)	(16,450)
Comprehensive income (loss)	$307	$(4,552)	$3,610	$48,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total

	Nine Months Ended September 30, 2023
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	363,190	—	8,822	—	—	8,822
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	561,537	1	(9,350)	—	—	(9,349)
Stock-based compensation	—	—	29,320	—	—	29,320
Other comprehensive loss	—	—	—	(2,931)	—	(2,931)
Net income	—	—	—	—	6,541	6,541
Balances, September 30, 2023	77,839,317	$78	$873,634	$(8,509)	$(24,515)	$840,688

	Three Months Ended September 30, 2023
Balances, July 1, 2023	77,184,012	$77	$867,517	$(4,445)	$(28,886)	$834,263
Issuance of common stock under the Employee Stock Purchase Plan	153,135	—	3,798	—	—	3,798
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	502,170	1	(8,894)	—	—	(8,893)
Stock-based compensation	—	—	11,213	—	—	11,213
Other comprehensive loss	—	—	—	(4,064)	—	(4,064)
Net income	—	—	—	—	4,371	4,371
Balances, September 30, 2023	77,839,317	$78	$873,634	$(8,509)	$(24,515)	$840,688

	Nine Months Ended September 24, 2022
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	316,861	—	10,457	—	—	10,457
Issuance of common stock pursuant to exercise of options	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	713,554	1	(15,564)	—	—	(15,563)
Purchase and retirement of common stock through repurchase program	(2,011,822)	(2)	(73,476)	—	—	(73,478)
Stock-based compensation	—	—	23,049	—	—	23,049
Other comprehensive loss	—	—	—	(16,450)	—	(16,450)
Net income	—	—	—	—	64,465	64,465
Balances, September 24, 2022	77,265,099	$77	$843,453	$(17,899)	$(17,329)	$808,302

	Three Months Ended September 24, 2022
Balances, June 25, 2022	77,194,733	$77	$860,584	$(8,996)	$(21,680)	$829,985
Issuance of common stock under the Employee Stock Purchase Plan	159,219	—	4,812	—	—	4,812
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	479,478	1	(11,321)	—	—	(11,320)
Purchase and retirement of common stock through repurchase program	(568,331)	(1)	(19,149)	—	—	(19,150)
Stock-based compensation	—	—	8,527	—	—	8,527
Other comprehensive loss	—	—	—	(8,903)	—	(8,903)
Net income	—	—	—	—	4,351	4,351
Balances, September 24, 2022	77,265,099	$77	$843,453	$(17,899)	$(17,329)	$808,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net income	$6,541	$64,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,880	21,189
Amortization	6,043	7,056
Reduction in the carrying amount of right-of-use assets	5,556	5,900
Stock-based compensation expense	29,333	21,873
Deferred income tax benefit	(6,283)	(6,881)
Provision for excess and obsolete inventories	12,566	16,078
Other adjustments to reconcile net income to net cash provided by operating activities	1,375	4,066
Changes in assets and liabilities:
Accounts receivable	(7,796)	1,654
Inventories	(8,910)	(33,023)
Prepaid expenses and other current assets	(1,761)	(2,016)
Other assets	804	(117)
Accounts payable	474	17,613
Accrued liabilities	(5,268)	(5,035)
Other liabilities	467	276
Deferred revenues	(12,915)	3,776
Deferred grant	18,000	—
Operating lease liabilities	(5,754)	(5,826)
Net cash provided by operating activities	55,352	111,048
Cash flows from investing activities:
Acquisition of property, plant and equipment	(46,094)	(39,024)
Acquisition of business	—	(3,350)
Purchases of marketable securities	(96,913)	(80,249)
Purchase of promissory note receivable	—	(1,000)
Proceeds from maturities and sales of marketable securities	93,013	71,610
Net cash used in investing activities	(49,994)	(52,013)
Cash flows from financing activities:
Proceeds from issuances of common stock	8,822	10,499
Purchase of common stock through stock repurchase program	—	(73,478)
Tax withholdings related to net share settlements of equity awards	(9,349)	(15,564)
Principal repayments on term loans	(781)	(6,421)
Net cash used in financing activities	(1,308)	(84,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,324)	(5,708)
Net increase (decrease) in cash, cash equivalents and restricted cash	726	(31,637)
Cash, cash equivalents and restricted cash, beginning of period	112,982	155,342
Cash, cash equivalents and restricted cash, end of period	$113,708	$123,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 24, 2022
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(6,222)	$341
Operating lease, right-of-use assets obtained in exchange for lease obligations	4,728	3,457

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$12,064	$9,911
Cash paid for interest	317	455
Operating cash outflows from operating leases	6,836	6,670

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$108,731	$120,602
Restricted cash, current	1,171	1,263
Restricted cash, non-current	2,146	1,840
Cash and cash equivalents included in Assets held-for-sale	1,660	—
Total cash, cash equivalents and restricted cash	$113,708	$123,705

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2023 and 2022 contain 52 weeks and 53 weeks, respectively, and the nine months ended September 30, 2023 and September 24, 2022 each contained 39 weeks. Fiscal 2023 will end on December 30, 2023.

Significant Accounting Policies
Our significant accounting policies have not changed during the nine months ended September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for:

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

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize the Grant when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have presented the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the Grant is to offset operations.

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

In May 2023, the Company entered into a rate replacement amendment to its credit facility loan agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and concurrently signed an amendment to modify the floating rate option on its interest rate swap to match that of the debt. The Company applied practical expedients provided in Topic 848 allowing the modified instrument to be accounted for and presented in the same manner as the instrument existing before the modification. These modifications had no significant impact on our financial statements. Refer to Note 7, Debt, for further information regarding the terms of the credit facility loan agreement and interest rate swap agreement.

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Intel Corporation	17.1%	17.0%	17.2%	19.7%
Samsung Electronics., LTD.	11.2%	*	*	*
SK Hynix Inc.	*	10.7%	*	*
	28.3%	27.7%	17.2%	19.7%

At September 30, 2023 and December 31, 2022, one customer accounted for 23.5% and 13.8% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$50,641	$55,726
Work-in-progress	40,150	46,067
Finished goods	20,835	21,364
	$111,626	$123,157

Note 4 — Assets Held-For-Sale Divestiture

On September 18, 2023, the Company announced entry into a definitive agreement to sell its FRT Metrology (“FRT”) business to Camtek Ltd. (“Camtek”) for $100 million in cash, subject to customary purchase price adjustments. The Company acquired FRT in fiscal 2019 for total consideration of $24.4 million, net of cash acquired. Headquartered in Bergisch Gladbach, Germany, FRT is a leading supplier of high-precision metrology solutions for the Advanced Packaging and Silicon Carbide markets, and is part of our Systems segment.

The related assets and liabilities have been classified as held-for-sale in the Company’s consolidated balance sheet and measured at the lower of their carrying amount or fair value less cost to sell. We did not record an impairment from this event.

The planned disposition of the FRT business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements since the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The components of held-for-sale assets and liabilities at September 30, 2023 were as follows (in thousands):

Assets held-for-sale
Accounts receivable, net of allowance for credit losses	$5,491
Inventories, net	7,092
Other current assets	2,131
Intangibles, net	7,069
Goodwill	10,668
Other assets	1,267
Total assets held-for-sale	$33,718
Liabilities held-for-sale
Current liabilities	$6,045
Other liabilities	2,476
Total liabilities held-for-sale	$8,521

On November 1, 2023, we closed on the sale of FRT to Camtek and received cash proceeds of $103.8 million after preliminary adjustments with respect to cash, indebtedness, and working capital.

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 25, 2021	$178,424	$33,875	$212,299
Addition - Woburn Acquisition	—	550	550
Foreign currency translation	—	(1,405)	(1,405)
Goodwill, as of December 31, 2022	178,424	33,020	211,444
Reclassification - Assets held-for-sale	—	(10,668)	(10,668)
Foreign currency translation	—	(291)	(291)
Goodwill, as of September 30, 2023	$178,424	$22,061	$200,485

We have not recorded goodwill impairments for the nine months ended September 30, 2023.

Intangible assets were as follows (in thousands):

	September 30, 2023			December 31, 2022
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,115	$147,517	$11,598	$171,441	$151,212	$20,229
Customer relationships	47,877	46,388	1,489	50,912	45,003	5,909
Trade name	7,754	7,663	91	7,972	7,759	213
In-process research and development	400	—	400	400	—	400
	$215,146	$201,568	$13,578	$230,725	$203,974	$26,751

In the current quarter, $7.1 million of net Intangible assets were reclassified to Assets held-for-sale as described in Note 4, Assets Held-For-Sale Divestiture.

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of revenues	$837	$824	$2,506	$2,420
Selling, general and administrative	440	1,530	3,537	4,636
	$1,277	$2,354	$6,043	$7,056

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$640
2024	2,561
2025	2,330
2026	1,630
2027	1,630
Thereafter	4,387
$13,178

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation and benefits	$22,684	$15,864
Accrued warranty	4,984	4,199
Employee stock purchase plan contributions withheld	1,576	4,585
Accrued income and other taxes	2,761	12,817
Accrued restructuring charges	29	1,249
Other accrued expenses	4,453	3,401
	$36,487	$42,115

Note 7 — Debt

On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”) with MUFG Union Bank, National Association (“Union Bank”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, replacing the benchmark reference rate LIBOR with SOFR, with no change to the amount or timing of contractual cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 30, 2023 was 7.19%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating-rate interest at one-month LIBOR plus 1.75% into a fixed-rate interest at 2.75%. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%.

Note 8 — Restructuring Charges

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

The Company has recognized 2021 restructuring plans charges of approximately $13.3 million, with $10.1 million within the Probe Cards segment and $3.2 million within the Systems segment, which were comprised of $1.4 million of severance and employee-related costs, $2.0 million in contract and lease termination costs, $9.4 million in inventory impairments and other inventory related costs, and $0.5 million of costs related to impairment of leasehold improvements, facility exits and fixed asset related costs. We do not expect additional material costs related to the 2021 restructuring plan.

Total restructuring charges for both the 2022 and 2021 restructuring plans included in our Condensed Consolidated Statements of Income were as follows (in thousands):

	Three Months Ended
	September 30, 2023			September 24, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$—	$—	$—	$5,928	$132	$6,060
Research and development	—	—	—	38	29	67
Selling, general and administrative	—	—	—	—	47	47
	$—	$—	$—	$5,966	$208	$6,174

	Nine Months Ended
	September 30, 2023			September 24, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Cost of revenues	$106	$251	$357	$6,194	$459	$6,653
Research and development	182	109	291	38	228	266
Selling, general and administrative	1,069	118	1,187	3	146	149
	$1,357	$478	$1,835	$6,235	$833	$7,068

Changes to the restructuring accrual in the nine months ended September 30, 2023 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Inventory Impairments & Other Inventory Related Costs	Contract Termination & Other Costs	Total
December 31, 2022	$1,249	$—	$—	$—	$1,249
Restructuring charges	917	295	390	233	1,835
Cash payments	(2,137)	—	(89)	(233)	(2,459)
Non-cash settlement	—	(295)	(301)	—	(596)
September 30, 2023	$29	$—	$—	$—	$29

Note 9 — Fair Value and Derivative Instruments

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of fiscal 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$26,936	$—	$—	$26,936
U.S. treasuries	2,290	—	—	2,290
Commercial paper	—	1,790	—	1,790
	29,226	1,790	—	31,016
Marketable securities:
U.S. treasuries	46,403	—	—	46,403
Certificates of deposit	—	238	—	238
U.S. agency securities	—	12,141	—	12,141
Corporate bonds	—	61,106	—	61,106
Commercial paper	—	15,805	—	15,805
	46,403	89,290	—	135,693
Promissory note receivable	—	—	922	922
Interest rate swap derivative contract	—	2,536	—	2,536
Total assets	$75,629	$93,616	$922	$170,167
Liabilities:
Foreign exchange derivative contracts	$—	$(781)	$—	$(781)
Total liabilities	$—	$(781)	$—	$(781)

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,279	$—	$—	$21,279
Commercial paper	—	4,969	—	4,969
U.S. agency securities	—	996	—	996
	21,279	5,965	—	27,244
Marketable securities:
U.S. treasuries	25,019	—	—	25,019
Certificates of deposit	—	706	—	706
U.S. agency securities	—	11,045	—	11,045
Corporate bonds	—	67,396	—	67,396
Commercial paper	—	24,840	—	24,840
	25,019	103,987	—	129,006
Foreign exchange derivative contracts	—	664	—	664
Promissory note receivable	—	—	943	943
Interest rate swap derivative contract	—	2,374	—	2,374
Total assets	$46,298	$112,990	$943	$160,231
Liabilities:
Foreign exchange derivative contracts	$—	$(193)	$—	$(193)
Total liabilities	$—	$(193)	$—	$(193)

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

Interest Rate Swap
The fair value of our interest rate swap contract is determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contract qualifies for, and is designated as a cash flow hedge. The hedged risk is the interest rate exposure to changes in interest payments attributable to changes in our variable-rate interest over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. Cash settlements, in the form of cash payments or cash receipts, of the interest rate swap, in the form of cash payments or cash receipts, are recognized as a component of interest expense. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts are recorded within Prepaid expenses and other current assets and Other assets in our Condensed Consolidated Balance Sheets.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 30, 2023 will mature by the third quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of September 30, 2023 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	20,312	$22,427
Euro Dollar	Sell	3,576	3,786
Japanese Yen	Sell	2,759,293	18,535
Korean Won	Buy	1,520,865	1,133
Taiwan Dollar	Sell	59,367	1,839

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 8, Restructuring Charges, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2023 or September 24, 2022.

Note 10 — Warranty
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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 30, 2023	September 24, 2022
Balance at beginning of period	$4,199	$2,805
Accruals	6,426	5,653
Settlements	(5,535)	(4,652)
Reclassification - Liabilities held-for-sale	(106)	—
Balance at end of period	$4,984	$3,806

Note 11 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$17,136	$17,136
Building and building improvements	44,452	44,932
Machinery and equipment	286,033	276,180
Computer equipment and software	46,968	45,813
Furniture and fixtures	7,471	7,540
Leasehold improvements	90,813	86,500
Sub-total	492,873	478,101
Less: Accumulated depreciation and amortization	(353,796)	(335,711)
Net, property, plant and equipment	139,077	142,390
Construction-in-process	64,433	47,458
Total	$203,510	$189,848

In the current quarter, $0.9 million of net Property, plant and equipment were reclassified to Assets held-for-sale as described in Note 4, Assets Held-For-Sale Divestiture.

Note 12 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the nine months ended September 24, 2022, we repurchased 676,408 shares of common stock for $26.0 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the nine months ended September 30, 2023, we did not repurchase any common stock. As of September 30, 2023, $18.6 million remained available for future repurchases.

On October 30, 2023, our Board of Directors authorized a new two-year program to repurchase up to $75 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. The net share repurchases are subject to a 1% excise tax under the Inflation Reduction Act. The excise tax incurred reduces the amount available under the repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders Equity. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 31, 2022	2,227,081	$35.28
Awards granted	1,402,715	33.84
Awards vested	(830,549)	33.56
Awards forfeited	(336,753)	30.14
RSUs at September 30, 2023	2,462,494	35.74

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria.

On August 7, 2023, we granted 172,680 PRSUs to certain senior executives for a total grant date fair value of $8.6 million which will be recognized ratably over the requisite service period. The performance criteria are based on Total Shareholder Returns (“TSR”) for the period of July 1, 2023 - June 30, 2026, relative to the TSR of the companies identified as being part of the S&P Semiconductors Select Industry Index (FormFactor peer companies) as of the grant date.

Of the 258,600 PRSUs granted in fiscal 2020, none of the 191,400 outstanding PRSU awards vested in 2023, at the end of the requisite service period, as the TSR performance was not met.

PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Nine Months Ended
September 30, 2023
Shares issued	363,190
Weighted average per share purchase price	$24.29
Weighted average per share discount from the fair value of our common stock on the date of issuance	$7.65

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Cost of revenues	$1,376	$1,022	$4,801	$2,834
Research and development	3,173	2,027	7,908	5,708
Selling, general and administrative	6,290	4,946	16,624	13,331
Total stock-based compensation	$10,839	$7,995	$29,333	$21,873

Unrecognized Compensation Costs
At September 30, 2023, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$58,985	2.21
Performance restricted stock units	14,667	2.20
Employee stock purchase plan	1,498	0.25
Total unrecognized stock-based compensation expense	$75,150	2.17

Note 13 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Weighted-average shares used in computing basic net income per share	77,571	77,245	77,265	77,796
Add potentially dilutive securities	841	443	595	696
Weighted-average shares used in computing diluted net income per share	78,412	77,688	77,860	78,492

Securities not included as they would have been antidilutive	172	897	94	266

Note 14 — Commitments and Contingencies

Leases
See Note 15, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 15 — Leases

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

The weighted-average remaining lease term for our operating leases was 5 years as of September 30, 2023 and the weighted-average discount rate was 4.39%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Lease expense:
Operating lease expense	$2,157	$2,118	$6,233	$6,522
Short-term lease expense	126	135	419	251
Variable lease expense	625	590	1,854	1,725
	$2,908	$2,843	$8,506	$8,498

Future minimum payments under our non-cancelable operating leases were as follows as of September 30, 2023 (in thousands):

Fiscal Year	Amount
Remainder of 2023	$2,175
2024	8,773
2025	8,670
2026	7,151
2027	6,734
Thereafter	3,541
Total minimum lease payments	37,044
Less: interest	(3,941)
Present value of net minimum lease payments	33,103
Less: current portion	(8,007)
Total long-term operating lease liabilities	$25,096

Note 16 — Revenue

Transaction price allocated to the remaining performance obligations: On September 30, 2023, we had $13.8 million of remaining performance obligations, which were comprised of deferred service contracts and extended warranty contracts and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 23.2% of our remaining performance obligations as revenue in the remainder of fiscal 2023, approximately 66.7% in fiscal 2024, and approximately 10.1% in fiscal 2025 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 30, 2023 and December 31, 2022 were $2.9 million and $1.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue, Assets held-for-sale, and Other liabilities. Contract liabilities as of September 30, 2023 and December 31, 2022 were $18.0 million and $30.9 million, respectively. During the nine months ended September 30, 2023, we recognized $26.0 million of revenue that was included in contract liabilities as of December 31, 2022.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense, as the amortization period is typically less than one year.

Revenue by category: Refer to Note 17, Operating Segments and Enterprise-Wide Information, for further details.

Note 17 — Operating Segments and Enterprise-Wide Information

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	September 30, 2023				September 24, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$128,339	$43,236	$—	$171,575	$139,365	$41,504	$—	$180,869
Gross profit	49,383	22,396	(2,494)	69,285	48,252	22,284	(8,323)	62,213
Gross margin	38.5%	51.8%		40.4%	34.6%	53.7%		34.4%

	Nine Months Ended
	September 30, 2023				September 24, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$370,970	$123,969	$—	$494,939	$467,056	$114,894	$—	$581,950
Gross profit	135,118	64,266	(8,738)	190,646	203,874	59,967	(13,035)	250,806
Gross margin	36.4%	51.8%		38.5%	43.7%	52.2%		43.1%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, share-based compensation, divestiture related expenses, and restructuring charges which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 30, 2023			September 24, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$96,366	$—	$96,366	$90,605	$—	$90,605
DRAM	27,478	—	27,478	34,922	—	34,922
Flash	4,495	—	4,495	13,838	—	13,838
Systems	—	43,236	43,236	—	41,504	41,504
Total	$128,339	$43,236	$171,575	$139,365	$41,504	$180,869
Timing of revenue recognition:
Products transferred at a point in time	$127,731	$41,776	$169,507	$138,602	$37,842	$176,444
Products and services transferred over time	608	1,460	2,068	763	3,662	4,425
Total	$128,339	$43,236	$171,575	$139,365	$41,504	$180,869
Geographical region:
United States	$31,182	$12,543	$43,725	$25,909	$12,180	$38,089
Taiwan	39,155	3,820	42,975	32,227	4,611	36,838
South Korea	31,805	3,270	35,075	28,118	819	28,937
China	10,779	10,971	21,750	27,973	8,755	36,728
Europe	2,583	6,713	9,296	3,682	8,116	11,798
Japan	2,976	3,988	6,964	4,533	3,159	7,692
Malaysia	5,778	186	5,964	6,272	237	6,509
Singapore	2,752	925	3,677	7,983	2,374	10,357
Rest of the world	1,329	820	2,149	2,668	1,253	3,921
Total	$128,339	$43,236	$171,575	$139,365	$41,504	$180,869

	Nine Months Ended
	September 30, 2023			September 24, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$279,895	$—	$279,895	$327,106	$—	$327,106
DRAM	77,832	—	77,832	106,202	—	106,202
Flash	13,243	—	13,243	33,748	—	33,748
Systems	—	123,969	123,969	—	114,894	114,894
Total	$370,970	$123,969	$494,939	$467,056	$114,894	$581,950
Timing of revenue recognition:
Products transferred at a point in time	$368,939	$116,981	$485,920	$464,139	$106,339	$570,478
Products and services transferred over time	2,031	6,988	9,019	2,917	8,555	11,472
Total	$370,970	$123,969	$494,939	$467,056	$114,894	$581,950
Geographical region:
United States	$86,954	$37,175	$124,129	$67,424	$27,554	$94,978
Taiwan	103,368	9,448	112,816	119,937	19,990	139,927
South Korea	77,832	5,881	83,713	80,417	4,776	85,193
China	45,771	26,586	72,357	101,342	23,520	124,862
Europe	8,424	21,114	29,538	9,888	18,396	28,284
Japan	14,014	11,859	25,873	16,034	10,977	27,011
Malaysia	22,279	1,632	23,911	43,946	1,006	44,952
Singapore	7,670	4,170	11,840	23,398	4,963	28,361
Rest of the world	4,658	6,104	10,762	4,670	3,712	8,382
Total	$370,970	$123,969	$494,939	$467,056	$114,894	$581,950

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

On September 18, 2023, we announced entry into a definitive agreement to sell our FRT Metrology (“FRT”) business for $100 million in cash, subject to customary purchase price adjustments. See Note 4, Assets Held-For-Sale Divestiture, for further details of the divestiture. FRT is a leading supplier of high-precision metrology solutions for the Advanced Packaging and Silicon Carbide markets, and produces metrology systems that are included in the Systems segment results. On November 1, 2023, we closed on the sale of FRT to Camtek and received cash proceeds of $103.8 million after preliminary adjustments with respect to cash, indebtedness, and working capital.

We generated net income of $6.5 million in the first nine months of fiscal 2023 as compared to $64.5 million in the first nine months of fiscal 2022. The decrease in net income was primarily due to a decline in revenues and the associated decline in gross margins and higher operating expenses. The first half of fiscal 2022 was strong, realizing $60.1 million of the $64.5 million net income for the first nine months of fiscal 2022, followed by the semiconductor industry weakness that began in the third quarter of fiscal 2022 and has continued into the nine months ended September 30, 2023.

Significant Accounting Policies and the Use of Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 30, 2023, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023, except for:

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

The Grant is included in our Condensed Consolidated Balance Sheets within Deferred grant and we have elected to recognize the Grant when earned as an offset to Cost of revenues and Operating expenses within our Condensed Consolidated Statements of Income. We have presented the proceeds from the Grant as cash provided by operating activities within our Condensed Consolidated Statements of Cash Flows as the Grant is to offset operations.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	59.6	65.6	61.5	56.9
Gross profit	40.4	34.4	38.5	43.1
Operating expenses:
Research and development	18.1	14.7	17.7	14.1
Selling, general and administrative	20.7	17.5	20.5	16.8
Total operating expenses	38.8	32.2	38.2	30.9
Operating income	1.6	2.2	0.3	12.2
Interest income, net	0.9	0.3	0.9	0.1
Other income, net	0.5	0.6	0.2	0.3
Income before income taxes	3.0	3.1	1.4	12.6
Provision for income taxes	0.5	0.7	0.1	1.5
Net income	2.5%	2.4%	1.3%	11.1%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

	(In thousands)
Probe Cards	$128,339	$139,365	$370,970	$467,056
Systems	43,236	41,504	123,969	114,894
	$171,575	$180,869	$494,939	$581,950

	Three Months Ended
	September 30, 2023	% of Revenues	September 24, 2022	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$96,366	56.2%	$90,605	50.1%	$5,761	6.4%
DRAM	27,478	16.0	34,922	19.3	(7,444)	(21.3)
Flash	4,495	2.6	13,838	7.7	(9,343)	(67.5)
Systems Market:
Systems	43,236	25.2	41,504	22.9	1,732	4.2
Total revenues	$171,575	100.0%	$180,869	100.0%	$(9,294)	(5.1)%

	Nine Months Ended
	September 30, 2023	% of Revenues	September 24, 2022	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$279,895	56.6%	$327,106	56.3%	$(47,211)	(14.4)%
DRAM	77,832	15.7	106,202	18.2	(28,370)	(26.7)
Flash	13,243	2.7	33,748	5.8	(20,505)	(60.8)
Systems Market:
Systems	123,969	25.0	114,894	19.7	9,075	7.9
Total revenues	$494,939	100.0%	$581,950	100.0%	$(87,011)	(15.0)%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the nine months ended September 30, 2023, compared to the nine months ended September 24, 2022, was driven by the weaker demand in the semiconductor industry, especially in the personal computer and mobile sectors, that began in the third quarter of fiscal 2022, has continued into the nine months ended September 30, 2023 and has resulted in decreased unit sales across the majority of our major customers. The increase in Foundry & Logic product revenue for the three months ended September 30, 2023, compared to the three months ended September 24, 2022, was the result of an increase in unit sales driven by stronger demand in the personal computer sector.

DRAM — The decrease in DRAM product revenue for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 24, 2022, was driven by lower customer production activity and demand for our products in light of worldwide excess supply of DRAM chips, along with weaker demand in the overall semiconductor industry. These declines for the three and nine months ended September 30, 2023 were partially offset due to increased demand for high bandwidth memory (“HBM”) chips utilized in artificial intelligence.

Flash — The decrease in Flash product revenue for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 24, 2022, was driven by lower customer production activity and demand for our products in light of worldwide excess supply, a result of the semiconductor industry's overall demand weakening and Flash market weakness.

Systems — The increase in Systems market revenue for the nine months ended September 30, 2023, compared to the nine months ended September 24, 2022, was driven by increased sales of probe stations, thermal systems, and cryogenic systems, partially offset by decreased sales of our metrology systems. The increase in Systems market revenue for the three months ended September 30, 2023, compared to the three months ended September 24, 2022, was driven by increased sales of metrology and thermal systems, partially offset by decreased sales of cryogenic systems.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 30, 2023	% of Revenues	September 24, 2022	% of Revenues	September 30, 2023	% of Revenue	September 24, 2022	% of Revenue

	(Dollars in thousands)
United States	$43,725	25.5%	$38,089	21.1%	$124,129	25.1%	$94,978	16.3%
Taiwan	42,975	25.0	36,838	20.4	112,816	22.8	139,927	24.0
South Korea	35,075	20.4	28,937	16.0	83,713	16.9	85,193	14.6
China	21,750	12.7	36,728	20.3	72,357	14.6	124,862	21.5
Europe	9,296	5.4	11,798	6.5	29,538	6.0	28,284	4.9
Japan	6,964	4.1	7,692	4.3	25,873	5.2	27,011	4.6
Malaysia	5,964	3.5	6,509	3.6	23,911	4.8	44,952	7.7
Singapore	3,677	2.1	10,357	5.7	11,840	2.4	28,361	4.9
Rest of the world	2,149	1.3	3,921	2.1	10,762	2.2	8,382	1.5
Total revenues	$171,575	100.0%	$180,869	100.0%	$494,939	100.0%	$581,950	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 24, 2022, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. More specifically, the increase in revenues for the United States, and decreases in revenues for China and Malaysia, were driven principally by a single large U.S.-based company with operations in these regions. The decrease in revenues for China was also impacted by lowered demand from a large Chinese DRAM integrated device manufacturer and the impact of expanded export license requirements imposed by the United States government beginning the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology to China.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Gross profit	$69,285	$62,213	$7,072	11.4%
Gross margin	40.4%	34.4%

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change
Gross profit	$190,646	$250,806	$(60,160)	(24.0)%
Gross margin	38.5%	43.1%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 30, 2023				September 24, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$49,383	$22,396	$(2,494)	$69,285	$48,252	$22,284	$(8,323)	$62,213
Gross margin	38.5%	51.8%		40.4%	34.6%	53.7%		34.4%

	Nine Months Ended
	September 30, 2023				September 24, 2022
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$135,118	$64,266	$(8,738)	$190,646	$203,874	$59,967	$(13,035)	$250,806
Gross margin	36.4%	51.8%		38.5%	43.7%	52.2%		43.1%

Probe Cards — For the three months ended September 30, 2023, gross margins increased compared to the three months ended September 24, 2022, primarily due to a more favorable product mix and lower inventory excess and obsolescence reserves, partially offset by greater warranty reserves. For the nine months ended September 30, 2023, gross margins decreased compared to the nine months ended September 24, 2022, primarily due to lower revenues and unfavorable absorption of costs on these lower production volumes.

Systems — For the three and nine months ended September 30, 2023, gross margins decreased compared to the three and nine months ended September 24, 2022, primarily as a result of a less favorable product mix.

Corporate and Other — Corporate and Other includes unallocated expenses relating to share-based compensation and amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, labor costs, and material costs. For the three months ended September 30, 2023, compared to the three months ended September 24, 2022, gross profit and gross margins have increased because of a more favorable product mix and less inventory excess and obsolescence reserves, partially offset by greater warranty reserves. For the nine months ended September 30, 2023, compared to the nine ended September 24, 2022, gross profit and gross margins have decreased because of lower revenue levels and unfavorable absorption of costs on lower production volumes.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock-based compensation	$1,376	$1,022	$4,801	$2,834

Research and Development

	Three Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$31,014	$26,549	$4,465	16.8%
% of revenues	18.1%	14.7%

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$87,599	$82,000	$5,599	6.8%
% of revenues	17.7%	14.1%

Research and development expenses in the three and nine months ended September 30, 2023 increased when compared to the corresponding period in the prior year primarily due to an increase in headcount to support our continued investment in technology leadership. Increased stock-based compensation from timing of grants, salary adjustments, depreciation, and general operational costs also contributed to the increase.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 30, 2023 compared to Three Months Ended September 24, 2022	Nine Months Ended September 30, 2023 compared to Nine Months Ended September 24, 2022
Employee compensation costs	$2,343	$2,064
Stock-based compensation	1,146	2,200
Project material costs	672	(23)
Depreciation	210	584
Other general operational costs	94	774
	$4,465	$5,599

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock-based compensation	$3,173	$2,027	$7,908	$5,708

Selling, General and Administrative

	Three Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$35,564	$31,637	$3,927	12.4%
% of revenues	20.7%	17.5%

	Nine Months Ended
	September 30, 2023	September 24, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$101,561	$97,949	$3,612	3.7%
% of revenues	20.5%	16.8%

Selling, general and administrative expenses increased in the three and nine months ended September 30, 2023 when compared to the corresponding period in the prior year. The drivers of the increase for the three month period were increased consulting fees related to the divestiture of FRT, stock-based compensation from timing of grants, performance-based compensation, and general operating expenses, partially offset by lower headcount and amortization of intangibles from significant intangibles becoming fully amortized. The drivers of the increase for the nine month period were increased consulting fees related to the divestiture of FRT, stock-based compensation from timing of grants, and general operating expenses, partially offset by lower performance-based compensation, headcount, and amortization of intangibles from significant intangibles becoming fully amortized.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 30, 2023 compared to Three Months Ended September 24, 2022	Nine Months Ended September 30, 2023 compared to Nine Months Ended September 24, 2022
Consulting fees	$2,539	$3,357
Stock-based compensation	1,344	3,293
Amortization of intangibles	(1,090)	(1,099)
General operating expenses	599	1,965
Employee compensation	535	(4,650)
Restructuring charges	—	746
	$3,927	$3,612

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Stock-based compensation	$6,290	$4,946	$16,624	$13,331

Interest Income (Expense), Net
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three and nine months ended September 30, 2023 compared with the corresponding period of the prior year was attributable to an increase in investment yields due to the higher interest rate environment.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three and nine months ended September 30, 2023 compared to the same period of the prior year decreased due to lower outstanding debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency impact and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

	(In thousands, except percentages)
Provision for income taxes	$786	$1,274	$626	$8,860
Effective tax rate	15.2%	22.6%	8.7%	12.1%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income (“FDII”) deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction.

The decrease in our effective tax rate for the three months ended September 30, 2023, when compared to the corresponding period in the prior year, was primarily driven by higher than normal effective rates for the three months ended September 24, 2022 as a result of a rapid change in expected 2022 taxable income driven by the weaker demand in the semiconductor industry in the second half of fiscal year 2022, as described previously.

The decrease in our effective tax rate for the nine months ended September 30, 2023, when compared to the corresponding period in the prior year, was primarily driven by relatively higher benefits from FDII and U.S. tax credits as compared to taxable income, resulting from higher Research and development spending and lower taxable income in the U.S. for the nine months ended September 30, 2023.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (“CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

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

Liquidity and Capital Resources

Capital Resources
Our working capital was $377.1 million at September 30, 2023, compared to $324.9 million at December 31, 2022.

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

Our cash, cash equivalents and marketable securities totaled approximately $244.4 million at September 30, 2023, compared to $238.1 million at December 31, 2022. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 30, 2023	September 24, 2022

	(In thousands)
Net cash provided by operating activities	$55,352	$111,048
Net cash used in investing activities	$(49,994)	$(52,013)
Net cash used in financing activities	$(1,308)	$(84,964)

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2023 was attributable to net income of $6.5 million and net non-cash expenses of $71.5 million, which includes depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by an increase in net working capital of $22.7 million. The increase in net working capital is related to decreases in deferred revenues and accrued liabilities of $12.9 million and $5.3 million, respectively, and increases in inventory, net and accounts receivable, net of $8.9 million and $7.8 million, respectively, partially offset by an increase from a deferred grant of $18.0 million.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 primarily related to $46.1 million in property, plant and equipment purchases and $3.9 million in net purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2023 primarily related to $9.3 million tax withholding payments associated with the net share settlements of our equity awards and $0.8 million principal payments made towards the repayment of our term loan, partially offset by $8.8 million received from issuances of common stock under our employee stock purchase plan.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 30, 2023 was 7.19%. As of September 30, 2023, the balance outstanding pursuant to the Building Term Loan was $14.7 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we converted a floating-rate interest at one-month LIBOR plus 1.75% into a fixed-rate interest at 2.75%. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of September 30, 2023, the notional amount of the loan that is subject to this interest rate swap is $14.7 million.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During the nine months ended September 24, 2022, we repurchased 676,408 shares of common stock for $26.0 million. We utilized the remaining funds available for repurchase under this program during fiscal 2022.

On May 20, 2022, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose to offset potential dilution from issuances of common stock under our stock-based compensation programs. The share repurchase program will expire on May 20, 2024. During the nine months ended September 30, 2023, we did not repurchase any shares of common stock. As of September 30, 2023, $18.6 million remained available for future repurchases.

On October 30, 2023, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. The share repurchase program will expire on October 30, 2025.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of September 30, 2023:

	Payments Due In Fiscal Year
	Remainder 2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$2,175	$8,773	$8,670	$7,151	$6,734	$3,541	$37,044
Term loans - principal payments	266	1,080	1,111	1,142	1,175	9,940	14,714
Term loans - interest payments (1)	266	1,023	935	856	771	2,846	6,697
Total	$2,707	$10,876	$10,716	$9,149	$8,680	$16,327	$58,455

(1) Represents our minimum interest payment commitments at 7.19% per annum for the Building Term Loan. This excludes any amounts related to our interest rate swap.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2023, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the nine months ended September 30, 2023 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2022 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Share Purchase Agreement by and among Camtek, Ltd. as purchaser and FormFactor GmbH as seller and FormFactor, Inc as Parent and FRT GmbH as Company, dated as of September 17, 2023				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	November 7, 2023	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)