Form 10-K
period 2023-12-30
FORMFACTOR INC
filed 2024-02-23
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on July 1, 2023 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Market on that date: $1,891.7 million.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 16, 2024 was 77,598,433 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 30, 2023, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 30, 2023

______________
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “the Company,” “FormFactor,” “we,” “us,” and “our.” Our fiscal year ends on the last Saturday in December. Our last three fiscal years ended on December 30, 2023, December 31, 2022 and December 25, 2021.

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

PART I

Item 1:    Business

General
FormFactor, Inc. is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

Founded in 1993, we introduced our first product in 1995. From time to time, we have acquired businesses to help transform our business into a semiconductor test and measurement market leader with greater scale, diversification, breadth and market opportunities from Lab to Fab. We continue to evaluate opportunities to acquire businesses and technologies to further these goals.

As of December 30, 2023, we operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

Products
We design, manufacture and sell multiple product lines, including probe cards, analytical probes, probe stations, metrology systems, thermal systems, cryogenic systems, and related services. On November 1, 2023, we completed the sale of our FRT Metrology business.

Probe Cards. Our probe cards utilize a variety of technologies and product architectures, including micro-electromechanical systems (MEMS) technologies. We use advanced design and automation technologies to enable rapid and cost-effective manufacturing of resilient composite contact elements with characteristic length scales of a few microns. These contact elements are designed to provide a specific range of forces on and across a chip’s bond pad, solder bump, micro-bump, through-silicon-via (TSV), or copper pillar, during the test process, and maintain their shape and position over a range of compression levels. In addition, while maintaining these mechanical characteristics, the contact elements must achieve reliable and high-fidelity electrical contact through wafer surfaces that are generally oxidized or otherwise contaminated, and must maintain these attributes over hundreds of thousands, and even millions, of compression cycles. Our range of capabilities enable us to rapidly produce customer-design specific probe cards that deliver leading precision, quality, reliability, and electro-mechanical performance.

Our probe cards are customized for our customers’ unique wafer and chip designs by modifying and adapting our standard product architectures to meet an individual customer’s specific wafer and chip layouts and electrical test requirements. We offer probe cards to test a variety of semiconductor device types, including systems on a chip (SoCs), mobile application processors, microprocessors, quantum processors, microcontrollers, graphic processors, radio frequency, analog, mixed signal, image sensors, electro-optical, DRAM memory (including high-bandwidth memory, or “HBM”), NAND flash memory, NOR flash memory, and quantum computer processor devices.

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

In addition, some of our customers test certain chips over a large range of operating temperatures, such as for automotive and cryogenic applications. We design probe cards to provide for a precise match with the thermal expansion characteristics of the wafer under test across the range of test operating temperatures. For many of our products, our customers can use the same probe card for both low and high temperature testing. We also design probe cards for customers that require extreme positional accuracy at a specific temperature.

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

Metrology Systems. Until the sale of FRT in November 2023, we offered surface metrology systems for various applications including the development, production and quality control of semiconductor products. With resolution down to nanometer scales, these systems measured topography, structure, step height, roughness, wear, thickness variation, film thickness and other parameters. The modular architecture of the systems allowed for the sensor configuration to be customized for the application while leveraging a common platform. These systems integrated hybrid metrology capabilities and proprietary software to enable non-destructive and rapid measurement of multiple features and parameters simultaneously, which had multiple applications but is particularly useful in the growing space of advanced packaging, Silicon Carbide (SiC) power, Silicon Photonics, and MEMS applications.

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

Cryogenic Systems. Our cryogenic systems include the manufacture of precision cryogenic instruments and semiconductor test and measurement systems. These include advanced cryogenic probe systems to test complete wafers or singulated die, as well as Dilution Refrigerator (DR) and Adiabatic Demagnetization Refrigerator (ADR) cryostats used in various applications at temperatures close to absolute zero, including quantum and superconducting computing applications, astronomy, and other situations where cryogenic temperature management is required. These systems are marketed externally and also allow for vertical integration with our existing cryogenic wafer and chip probe stations and cryogenic probes.

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

Customers
Our customers include companies, universities and institutions that design or make semiconductor and semiconductor related products in the foundry & logic, DRAM, flash, display, sensor and quantum computer markets. Our customers use our products to test nearly all semiconductor device types, including SoCs, mobile application processors, microprocessors, quantum processors, microcontrollers, graphic processors, radio frequency, analog, mixed signal, image sensors, electro-optical, DRAM memory (including HBM), NAND flash memory, NOR flash memory, and quantum computer processor devices.

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

Information concerning revenue concentration by customer appears under Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following customers represented 10% or more of our quarterly revenues for the quarters indicated:

	Fiscal Quarters Ended
	Dec. 30, 2023	Sep. 30, 2023	Jul. 1, 2023	Apr. 1, 2023	Dec. 31, 2022	Sep. 24, 2022	Jun. 25, 2022	Mar. 26, 2022
Intel Corporation	16.7%	17.1%	14.2%	20.0%	16.5%	17.0%	20.9%	20.8%
SK hynix Inc.	10.7%	*	*	*	*	10.7%	*	*
Samsung Electronics Co., LTD.	*	11.2%	*	*	*	*	*	*
Taiwan Semiconductor Manufacturing Co., LTD.	*	*	*	*	*	*	*	10.7%
	27.4%	28.3%	14.2%	20.0%	16.5%	27.7%	20.9%	31.5%
* Less than 10% of revenues.

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

Our probe stations are designed to provide highly accurate electrical and optical measurements enabled by precise and reliable mechanical components and assemblies. We prototype and perform robust testing of our product designs and components to ensure high electrical signal integrity, mechanical accuracy and safety. We also monitor our product quality throughout the various stages of our manufacturing processes using a variety of process control methods and tests.

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

Our primary manufacturing facilities are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; and in Thiendorf and Munich, Germany. We also have smaller manufacturing operations in Suzhou, China and Yokohama, Japan.

We maintain repair and service capabilities in Livermore, Carlsbad, and Baldwin Park, California and Beaverton, Oregon, United States; Thiendorf, Dresden and Munich Germany; Bundang, South Korea; Yokohama and Hiroshima, Japan; Suzhou and Shanghai, China; Hsinchu, Taiwan; and Singapore.

In February 2024, we entered into an agreement with Grand Junction Semiconductor Pte. Ltd. to divest our operations in China and establish an exclusive distribution and partnership agreement to continue sales and support of our products in the region (the “China Transaction”). The China Transaction is expected to close in the first half of 2024.

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

Our direct sales and marketing staff is located in the United States, China (pending the close of the China Transaction), France, Germany, Italy, United Kingdom, Japan, Singapore, South Korea, and Taiwan. They work closely with customers in the effort to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers. We employ a highly skilled team of application and customer support engineers that support our customers as they integrate our products into their research, development and manufacturing processes. Through these customer relationships, we seek to develop a strong understanding of customer and product requirements to align our capabilities with our customers’ roadmaps and production ramps.

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

Governmental Regulations
We are subject to international, federal, state and local regulations that are customary to businesses in our industry. These regulations relate to, among other things, environmental matters, anti-corruption, marketing, fraud and abuse, trade, employment, and privacy.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 30, 2023. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Import and Export Control
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to export control regulations. Failure to comply with these laws could result in sanctions by the U.S. or other respective governments, including substantial monetary penalties, denial of import, export or other privileges, and debarment from government contracts. Approximately 14% of our fiscal 2023 revenue and 22% of our fiscal 2022 revenue was derived from sales to customers in China, which were subject to the expanded export license requirements imposed by the United States government. The revenue derived from large multinational customers with a presence in China represented 5% of fiscal 2023 revenue, with the remaining 9% representing regional customers in China. As noted above, we have entered into an agreement to divest our China operations, which is expected to close in the first half of 2024.

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

We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested, and include customer service, knowledge of measurement techniques, delivery time, price, probe card lifetime, chip damage prevention, probe tip touch-down accuracy, electrical signal speed and current carrying capability of the probe card, number of chips contacted in parallel, number of probe tips and their layout and pitch, signal integrity, and frequency and effectiveness of any required cleaning. As a result of our relative strengths in these areas, we believe that we compete favorably in the advanced probe card market, and in probe cards for parallel testing of chips with densely-packed bond pads, bumps or pillars, and in high signal integrity testing of wireless radio frequency devices that operate up to millimeter-wave frequencies, a capability needed for components used in 5G applications.

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

Our People
We believe that each employee contributes to our culture of integrity, innovation, and teamwork. We reinforce this culture through our people development programs that drive talent acquisition, retention and employee engagement. These programs include carefully designed compensation programs across all levels, a variety of training, diversity and inclusion programs, and other initiatives.

Our compensation programs help attract and retain key talent and are designed for our employees to share in our company’s success. These programs focus on compensation that we believe is market-competitive, reflects company performance, and aligns with drivers of stockholder value with differentiation based on performance, skills, geographic location, and tenure. We use information from outside compensation and benefits consulting firms to evaluate the competitiveness of the compensation we offer to employees in specific job types, and to evaluate the structure of our compensation programs, as a benchmark against our peers within the industry.

We offer a variety of benefits such as health insurance, paid and unpaid leaves, retirement, and life and disability/accident coverage as applicable to their geographic location. We also offer a variety of other benefits which allow employees to select the options which meet their needs such as for wellness, insurance and professional services.

Our training initiatives promote the continuous improvement of our workforce to keep pace with an increasingly complex business and industry, and are designed to foster skills development and compliance and promote our company values. In addition to formal training, the capabilities of our workforce are intended to grow through structured feedback, mentorship, team building, career progression, tuition assistance, and a culture of transparency.

We leverage both formal and informal programs to identify, reward, and retain top talent. On an annual basis, we conduct a talent review process with our Chief Executive Officer and leaders of our business units and functions that is focused on performance, potential, diversity, and succession for critical roles.

Our commitment to diversity and inclusion is a significant part of our people development programs. We believe that the recruitment, retention and promotion of a balanced workforce is an important driver of company performance. We support these values through sponsored events, networking groups, and management objectives. As an equal opportunity employer, we develop and implement an annual and targeted affirmative action plan.

We also inspire employee engagement through our commitment to corporate social responsibility, including in defined focus areas of sustainable technology, health and safety, labor and human rights, energy and climate change, supply chain responsibility, and waste and chemical management.

Our workplace health and safety programs include policies, procedures, training programs, and self-audits. Nearly all of our manufacturing employees are located in California, Oregon and Germany, where workplace safety and labor regulations support maintaining high standards of employee protection.

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

As of December 30, 2023, we had 2,115 regular full-time employees, including 1,225 in operations, 425 in research and development, 276 in sales and marketing and 189 in general and administrative functions. By region, 1,469 of our employees were in North America, 391 in Asia, and 255 in Europe. As of December 30, 2023, our Probe Cards Segment had 1,565 regular full-time employees, our Systems Segment had 362 regular full-time employees, plus we had 188 regular full-time employees in corporate functions.

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
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the test and measurement requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the future technical and operational needs of our customers and to develop and support new products and product enhancements to meet those needs on a timely and cost-effective basis. This may become more difficult to do as the semiconductor industry innovates to address demand for AI-related products, which may develop more slowly than we anticipate or change from one period to another. Our customers’ needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size, are increasing in speed and functionality, and are produced on shorter cycle times and at reduced unit cost.

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
A relatively small number of customers account for a significant portion of our revenues. One customer represented 17.1% of total revenues in fiscal 2023, one customer represented 19.0% of total revenues in fiscal 2022 and two customers represented a combined 31.8% of total revenues in fiscal 2021. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues, which can drive material fluctuations in sales volume, gross margins due to changes in mix, and leverage on fixed costs. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers, could significantly reduce our revenues. A decline in our customers' market share and commercial success, including their ability to compete favorably within their respective end markets, could significantly impact demand for our products and reduce our revenues. Cancellations, reductions, deferrals or non-payment of invoices could result from downturns in the semiconductor industry, including the cyclical downturn we are now experiencing, manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events, or other issues with the financial stability of our customers. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant non-recoverable costs, including but not limited to the potential for impairment of inventories. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

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
Consolidation in the semiconductor industry may reduce our customer base and could adversely affect the market for our products, which could negatively impact our revenues. With consolidation, the number of actual and potential customers for our products has decreased in recent years. Consolidation may lead to relatively fewer opportunities to sell our products if we are not chosen as a supplier by any given prospective customer, and may lead to increased pricing pressures from customers that have greater volume purchasing power.

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

We may also lose sales if new semiconductor technologies or designs are implemented which cannot be efficiently tested using the products that we offer, or if semiconductor manufacturers reduce the amount or degree of testing that they perform. We may also incur significant research and development expenses in order to introduce new product architectures and platforms to serve the testing needs of new semiconductor technologies. These expenses are often incurred in advance of customer adoption or other anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be negatively impacted.

Cyclicality in the semiconductor industry has in the past and may in the future adversely impact our sales.
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories, and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. For example, the semiconductor industry has been experiencing a cyclical downturn since the second half of fiscal 2022, which has extended through fiscal 2023, resulting in a significant decline in demand for foundry & logic and DRAM products over the same period. Global economic stability can be negatively affected by a variety of factors and interrelationships, including the impacts of epidemics and pandemics, military conflicts or regional tensions, climate change, trade barriers (such as the U.S.-China trade restrictions implemented since fiscal 2022) and other factors acting alone or in combination. Some of these factors can also have a more direct adverse impact upon our operations to varying degrees. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers, and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products that use semiconductors, such as servers, personal computers, automobiles and cell phones. During industry downturns, semiconductor manufacturers sharply curtail their spending, including their spending on our products, which may adversely impact our revenues, gross margins and results of operations. Further, a protracted downturn could cause one or more of our customers to become insolvent, resulting in a loss of revenue and impacting our ability to collect on accounts receivable. The timing, length and severity of these cyclical downturns are difficult to predict, and our business depends on our ability to plan for and react to these cyclical changes.

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
We must continuously improve our manufacturing processes in an effort to increase yields and product performance, lower our costs and reduce the time required for us to design, manufacture and deliver our products in volume. If we fail to do so, both our existing products and our new products may not be commercially successful, our revenues and profitability may be adversely affected, our customer relationships and our reputation may be harmed, and our business may be materially adversely affected.

To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, open new manufacturing facilities, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment, and train technical personnel. We have experienced, and may experience in the future, manufacturing delays and other inefficiencies in connection with implementation of these improvements and customer qualifications of new processes or products. These delays and other inefficiencies may arise from a variety of factors. Further, these investments may consume available cash in the short term for anticipated benefit that may or may not occur. Our operating results and liquidity have been and may in the future be negatively impacted by these factors.

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
Our customers generally expend significant efforts evaluating and qualifying our products prior to placing an order. While our customers are evaluating our products, we might incur substantial sales, marketing, and research and development expenses. For example, we typically expend significant resources educating our prospective customers regarding the uses and benefits of our products and customizing them to the potential customer’s needs, for which we might not be reimbursed. The substantial resources we commit to our sales efforts may not result in any revenues from a customer. For example, many semiconductor processes, architectures, and designs never reach production, including those for which we may have expended development effort and expense. In addition, prospective customers might decide not to use our products or use our products for a relatively small percentage of their requirements after we have expended significant effort and expense toward product design, development, and/or manufacturing. If we do not achieve the benefits anticipated from any of these investments, or if the achievement any of these benefits is delayed, our operating results may be negatively impacted.

We obtain some of the components and materials we use in our products from a sole source or a limited group of suppliers, and the partial or complete loss of one of these suppliers, or scarcity of raw materials from one of these suppliers, could cause production delays.
We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers, and in some cases alternative sources are not currently available. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot guarantee our ability to obtain components and materials in the long term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross profit. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries, poor component quality, and business disruptions while we seek to identify and qualify alternative suppliers. This could be exacerbated by certain events outside the control of either the supplier or us, such as global, regional or national health crises, armed conflicts, regional tensions or other adverse global, regional and national events. The occurrence of any of these risks could adversely impact our business, results of operations and financial condition.

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

Concerns relating to climate change have led to a range of local, state, federal, and international regulatory and policy efforts to seek to address greenhouse gas (“GHG”) emissions. In the U.S., various approaches are being proposed or adopted at the federal, state, and local government levels, such as recent legislation enacted in California. These efforts could lead to additional costs on the Company now or in the future, including increased energy and other capital or operational costs, or additional legal requirements on the Company. These efforts could also materially increase our costs of evaluating potential manufacturing sites, or in some cases eliminate some potential locations as feasible sites. In addition to the potential for additional GHG regulation or incentives, enhanced corporate, public, and stakeholder awareness of climate change could affect the Company's reputation or customer demand. Climate change concerns and GHG regulatory efforts could also affect the Company's customers themselves. We could also face pressure from these groups to adapt our physical facilities for alternative sources of energy, which may be less cost-effective than current sources. Any of these factors, individually or combined with one or more factors, or other unforeseen factors or other impacts of climate change, could affect the Company and adversely impact our business, operations, or financial condition.

Adverse global, regional and national economic conditions could have a negative effect on our business, results of operations, financial condition, liquidity, and access to capital markets.
A variety of factors, including natural disasters, health crises, climate change, military conflicts and other geopolitical events, may adversely affect national, regional and global economies and financial markets. Any such adverse events may result in global, regional or national economic slowdowns or other economic downturns. Such downturns could curtail or delay spending by businesses and consumers which may ultimately result in reductions in the demand for our products, greater volatility in demand and supply conditions and other adverse impacts. For example, any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our suppliers, manufacturers and customers with operations located in the region, which could disrupt our business operations, affect demand for our products or increase our costs, negatively impacting our revenues, gross margins, and overall results of operations. Additionally, these events may also increase uncertainty in global credit and financial markets. The impacts of such uncertainty and disruptions to the availability of credit or other sources of capital could also adversely affect our ability to access capital on favorable terms or on a timely basis to meet our objectives. Any of these factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation in recent periods has led us to experience higher costs related to labor, materials from suppliers, and transportation. Our suppliers raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases, productivity improvements or cost reductions to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. We have generally been able to offset increases in these costs through various productivity improvement and cost reduction initiatives, as well as by adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 74%, 83% and 84% for fiscal 2023, 2022 and 2021, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States.

These risks and challenges include:

•compliance with a wide variety of foreign laws and regulations, including social, political, immigration, and tax and trade policies;
•legal uncertainties regarding taxes, tariffs, quotas, export controls, export licenses and other trade barriers;
•political and economic instability or foreign conflicts, including trade wars, that involve or affect the countries of our customers;
•government restrictions on, or nationalization of, our operations in any country, or restrictions on our ability to repatriate earnings from or distribute compensation or other funds in a particular country;
•adverse changes relating to government grants, tax credits, or other government incentives, including more favorable incentives provided to competitors;
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
•global, regional and national geopolitical or other events, such as political instability, acts of war or terrorism, regional tensions, health crises and natural disasters;
•seasonal fluctuations in purchasing patterns in other countries; and
•fluctuations in freight rates and transportation disruptions.

Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Political developments in the United States and elsewhere may increase the risks and uncertainties associated with conducting international business, including the possibilities of greater tariffs and other trade barriers in the regions where we conduct business. In fiscal 2023, we observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. Geopolitical and trade tensions between the United States and China, one of our largest markets, have led to increased tariffs and trade restrictions and have affected customer ordering patterns, and this dynamic between the countries may persist or increase for the foreseeable future. For example, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), has recently amended the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules expand export license requirements on a broader set of items from the U.S., including many of our products, and for a broader set of customers in China and elsewhere. The BIS has also broadened the application of U.S. export controls to certain items which may be subject to Foreign Direct Product Rules (“FDPR”). There is no assurance that we will obtain any export licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of new regulations. In reaction to U.S. trade regulations, governments and private businesses outside the United States, particularly in China, may implement retaliatory controls and preferences for non-U.S. or local suppliers, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. For example, China has restricted U.S. access to certain minerals and has blocked certain companies that provide products to Taiwan's military from selling products in China. Also, in China, we are already observing stronger preferences for non-U.S. suppliers in general, and in favor of new and existing local suppliers in particular. These and other regulatory and policy changes, and the reactions of customers to such changes, in the U.S. and elsewhere, could materially and negatively affect our future sales and operating results.

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
We have recorded significant restructuring charges in prior periods, and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements.

We may not be able to recruit or retain qualified personnel.
We believe our ability to manage successfully and grow our business and to develop new products depends, in large part, on our ability to recruit and retain qualified employees, particularly highly skilled technical, sales, management, and other key personnel. Competition for qualified resources is intense. Other companies may have greater resources available to provide substantial inducements to lure key personnel away from us or to offer more competitive compensation packages to individuals we are trying to hire.

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

In addition, the Company has provided voluntary disclosures on ESG matters, including energy usage, greenhouse gas emissions, health and safety, diversity and inclusion, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures that continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our ESG-related initiatives. The topics on which we focus may not be popular with our stakeholders. These events or perceptions may expose us to additional reputational and operational risks.

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
The trading prices of the securities of technology companies have been highly volatile. During fiscal 2023, our stock price (Nasdaq Global Market close price) ranged from $21.92 per share to $42.01 per share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

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

Item 1B:    Unresolved Staff Comments

None.

Item 1C:    Cybersecurity

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to our employees or customers; violation of applicable privacy or security laws and other litigation and legal risk; and reputational risks.

Manage Material Risks & Integrated Overall Risks
We maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to, mitigate the impact of, and remediate cybersecurity incidents, as well as to comply with applicable legal obligations and mitigate reputational damage.

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote company-wide awareness of the importance of cybersecurity risk management. This integration ensures that cybersecurity considerations are incorporated in our strategic and operational decision-making processes. Our management team works closely with our Information Technology (“IT”) team to continuously evaluate and address cybersecurity risks to ensure these efforts are in alignment with our business objectives and operational needs. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

•conducting regular network and endpoint monitoring, vulnerability assessments, and penetration testing to improve our information systems;
•regular cybersecurity training for employees, including management, and conducting regular cybersecurity management and incident training for employees involved in execution of our incident response plan;
•comparing our processes to standards set by the National Institute of Standards and Technology (“NIST”);
•leveraging the NIST incident handling framework to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident;
•operating threat intelligence processes designed to model and research our adversaries;
•monitoring emerging data protection laws and implementing changes to our processes designed to comply;
•conducting regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable) requiring employees, as well as third-parties who provide services on our behalf, to treat customer information and data with care;
•carrying information security risk insurance that provides protection against the potential losses arising from a cybersecurity incident; and
•leveraging third-party score cards within our supply chain to regularly evaluate and report on our cybersecurity environment, including by integrating certain metrics into our corporate goal setting processes.

These approaches vary in maturity across the business, and we work continually to improve them.

Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our cybersecurity environment. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes are responsive to our identified risks. Our collaboration with these third parties include regular audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk
We are aware of and have processes in place to manage and mitigate the risks associated with third-party service providers. As needed in connection with certain third-party providers, we conduct risk-based diligence and assessment before engagement, implement contractual security provisions and maintain ongoing monitoring to ensure compliance with applicable cybersecurity standards or requirements.

Risks from Cybersecurity Threats
We have not experienced any material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents were immaterial.

Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the potential significance of these threats to our operational integrity and financial condition.

Board of Directors' Oversight
The Governance and Nominating Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Governance and Nominating Committee and the Board are composed of Board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk
The management team provides comprehensive briefings to the Governance and Nominating Committee of our Board on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics as discussed in Reporting to Board of Directors below.

In addition, the IT team maintains an ongoing dialog with our management team regarding emerging or potential cybersecurity risks. The management team receives updates on any significant developments in the cybersecurity domain, ensuring oversight is proactive and responsive. This involvement ensures that cybersecurity considerations are integrated into our broader strategic objectives.

Risk Management Personnel
Our Chief Information Officer is primarily responsible for the overall assessment, monitoring, and management of our cybersecurity risks. Our Chief Information Officer has over 20 years of experience in information technology and holds a B.S. in accounting and management information systems. Our management team members are responsible for the management of cybersecurity risks within their respective functions. Our management team includes the Chief Financial Officer, Chief Executive Officer, and leaders of our business units and functions. Collectively their backgrounds include a wealth of expertise relevant to their roles.

Monitor Cybersecurity Incidents
The Chief Information Officer and executive management team are informed about the latest developments in cybersecurity, including risk management techniques, as well as significant potential threats, through their ongoing management of and participation in the cybersecurity risk management processes described above. This ongoing knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The Chief Information Officer implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of security measures and system audits to identify potential vulnerabilities.

Reporting to the Board of Directors
The Chief Information Officer regularly informs the Chief Financial Officer and Chief Executive Officer of critical aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the Company’s cybersecurity posture and potential risks. The Governance and Nominating Committee receives regular updates from management on cybersecurity risk, including:

•current cybersecurity landscape and emerging threats;
•status of ongoing cybersecurity initiatives and strategies;
•incident reporting and learnings from any cybersecurity events;
•information regarding the effectiveness of the Company’s cybersecurity awareness program; and
•compliance with regulatory requirements and industry standards.

In such updates, the Governance and Nominating Committee generally receives materials including a cybersecurity scorecard and other materials indicating current and emerging cybersecurity threat risks and describing our ability to mitigate those risks, and discusses such matters with our Chief Information Officer.

Significant cybersecurity matters, and strategic risk management decisions are escalated to the Board, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity matters.

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

Information concerning our properties as of December 30, 2023 is set forth below:

Location	Principal Use	Segment	Square Footage	Ownership
Livermore, California, United States	Manufacturing	Probe Cards	90,508	Owned
Livermore, California, United States	Corporate headquarters, sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	168,636	Leased
Thiendorf, Germany	Sales, marketing, administration, manufacturing, service and repair, distribution, research and development	Systems	101,291	Leased
Beaverton, Oregon, United States	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	101,205	Leased
Baldwin Park, California, United States	Manufacturing, service and repair, distribution, research and development	Probe Cards	44,000	Leased
Boulder, Colorado, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	34,133	Leased
Carlsbad, California, United States	Sales, product design, administration, manufacturing, service and repair, distribution, research and development	Probe Cards	42,080	Leased
Woburn, Massachusetts, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	26,070	Leased
Jubei City, Hsinchu, Taiwan	Sales, administration, product design, field service and repair center	All	25,631	Leased
Singapore	Sales, administration, product design, service, and field service	All	24,413	Leased
Suzhou, China(1)	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	22,777	Leased
San Jose, California, United States	Sales, marketing, and distribution	Systems	21,489	Leased
Bundang, South Korea	Sales, administration, product design, field service, and repair center	All	17,161	Leased
Yokohama City, Japan	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	16,150	Leased
Munich, Germany	Sales, manufacturing, administration, service and repair, distribution, research and development	Systems	18,786	Leased
Shanghai, China(1)	Sales and service	All	3,348	Leased
Dresden, Germany	Sales and service	All	2,960	Leased
Hiroshima, Japan	Repair center	Probe Cards	1,007	Leased

(1) On February 7, 2024, the Company signed an agreement with Grand Junction Semiconductor Pte. Ltd. to divest its China operations. These leased locations are to be included as part of the divestiture. See Note 19 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Item 3:    Legal Proceedings

Information with respect to this item may be found under the caption “Legal Matters” in Note 12, Commitments and Contingencies, to our consolidated financial statements included herein, which information is incorporated into this Item 3 by reference.

Item 4:    Mine Safety Disclosures

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information
Our common stock is listed on The Nasdaq Global Market under the symbol “FORM.” As of February 16, 2024, there were 115 registered holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

Dividends
No cash dividends have been declared on shares of our common stock, and the Company currently does not intend to pay dividends in the future.

Repurchases of Common Stock
In October 2023, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. This authorization was in addition to the program authorized in May 2022 to repurchase up to $75.0 million of outstanding common stock that was fully utilized as of December 30, 2023. Under the current stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, the Company's current stock price, and other factors. The program may be modified or discontinued at any time. The current share repurchase program will expire October 2025.

The following table provides information as of December 30, 2023 with respect to the shares of common stock repurchased during the fourth quarter of fiscal 2023 pursuant to the foregoing Board authorization.

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 28, 2023	—	$—	—	$93,634,446
October 29, 2023 - November 25, 2023	184,464	36.77	184,464	86,851,705
November 26, 2023 - December 30, 2023	351,908	36.99	351,908	73,834,628
	536,372	$36.92	536,372

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 29, 2018 through December 30, 2023 for (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Semiconductors Select Industry Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, and the S&P Semiconductors Select Industry Index*$100 invested on December 29, 2018 in stock or index, including reinvestment of dividends.

400
350
300
250
200
150
100
50
December 29, 2018
December 28, 2019
December 26, 2020
December 25, 2021
December 31, 2022
December 30, 2023
FormFactor, Inc.
S&P 500 Index
S&P Semiconductors Select Industry Index

	Cumulative Total Return
	December 29, 2018	December 28, 2019	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023
FormFactor, Inc.	$100.00	$185.87	$303.93	$317.70	$158.67	$297.72
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
S&P Semiconductors Select Industry Index	100.00	165.23	268.27	383.86	265.98	359.96

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

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, metrology systems, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $82.4 million in fiscal 2023 compared to net income of $50.7 million in fiscal 2022 and net income of $83.9 million in fiscal 2021. On November 1, 2023, we completed the sale of our FRT Metrology (“FRT”) business. As a result of the transaction, we received aggregate net consideration of $99.8 million and the transaction resulted in a gain of $73.0 million.

The increase in net income in fiscal 2023 compared to fiscal 2022 was primarily due to the $73.0 million gain recognized from the sale of our FRT business. Apart from this gain, the semiconductor industry weakness that began in the third quarter of fiscal 2022 continued into fiscal 2023, impacting our Probe Cards segment with a $93.5 million reduction in revenue and the associated decline in gross margins as a result of the lower operating levels. Despite the overall semiconductor industry weakness that impacted the Probe Cards segment, the Systems segment continued to show strength with revenue increasing $8.7 million, or about 5.6% in fiscal 2022, since customer spending for products in this segment is driven by research and development of next-generation innovation.

The decrease in net income in fiscal 2022 compared to fiscal 2021 was primarily due to decreased revenues, lower margins driven primarily by a less favorable product mix and lower factory utilization, and increased restructuring charges. This was partially offset by a reduction in the amortization of intangibles and in the annual effective tax rate. The first half of fiscal 2022 was strong, producing net income of $60.1 million with $401.1 million in revenue at 47.0% gross margins. In the second half of fiscal 2022, revenues declined, mainly within the Probe Cards segment, and mix became less favorable, resulting in a net loss of $9.4 million with $346.9 million in revenue at 31.0% gross margins. Despite the decline in total revenues in the second half of fiscal 2022, the Systems segment recognized record revenue levels in the third and fourth quarters of fiscal 2022.

Recent Development

On February 7, 2024, we signed an agreement with Grand Junction Semiconductor Pte. Ltd. to divest our China operations and establish an exclusive distribution and partnership agreement to continue sales and support of our products in the region (the “China Transaction”). The China Transaction is expected to close in the first half of 2024.

Fiscal Year

We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021 included 52 weeks, 53 weeks (with 14 weeks in the fourth quarter) and 52 weeks, respectively.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 30, 2023 compared to the year ended December 31, 2022. For a discussion of the year ended December 31, 2022 compared to the year ended December 25, 2021, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Revenues	100.0%	100.0%	100.0%
Cost of revenues	61.0	60.4	58.1
Gross profit	39.0	39.6	41.9
Operating expenses:
Research and development	17.5	14.6	13.1
Selling, general and administrative	20.1	17.6	16.1
Total operating expenses	37.6	32.2	29.2
Gain on sale of business	11.0	—	—
Operating income	12.4	7.4	12.7
Interest income	1.1	0.3	0.1
Interest expense	(0.1)	(0.1)	(0.1)
Other income (expense), net	—	0.2	0.1
Income before income taxes	13.4	7.8	12.8
Provision for income taxes	1.0	1.0	1.9
Net income	12.4%	6.8%	10.9%

Revenues by Segment

	Fiscal 2023	Fiscal 2022	Fiscal 2021

	(In thousands)
Probe Cards	$497,903	$591,422	$633,281
Systems(1)	165,199	156,515	136,393
Total	$663,102	$747,937	$769,674

(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, Metrology Systems revenue will not recur in future periods. The year ended December 30, 2023 includes Metrology Systems revenue of $21.2 million. The years ended December 31, 2022 and December 25, 2021 include Metrology Systems revenue of $29.0 million and $23.7 million, respectively.

Revenues by Market

	Fiscal	% of	Fiscal	% of	Change
	2023	Revenues	2022	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$363,539	54.8%	$409,196	54.7%	$(45,657)	(11.2)%
DRAM	113,779	17.2	133,446	17.8	(19,667)	(14.7)
Flash	20,585	3.1	48,780	6.5	(28,195)	(57.8)
Systems Market:
Systems(1)	165,199	24.9	156,515	21.0	8,684	5.5
Total revenues	$663,102	100.0%	$747,937	100.0%	$(84,835)	(11.3)%

	Fiscal	% of	Fiscal	% of	Change
	2022	Revenues	2021	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$409,196	54.7%	$435,812	56.6%	$(26,616)	(6.1)%
DRAM	133,446	17.8	156,049	20.3	(22,603)	(14.5)
Flash	48,780	6.5	41,420	5.4	7,360	17.8
Systems Market:
Systems	156,515	21.0	136,393	17.7	20,122	14.8
Total revenues	$747,937	100.0%	$769,674	100.0%	$(21,737)	(2.8)%

(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, Metrology Systems revenue will not recur in future periods. The year ended December 30, 2023 includes Metrology Systems revenue of $21.2 million. The years ended December 31, 2022 and December 25, 2021 include Metrology Systems revenue of $29.0 million million and $23.7 million, respectively.

Foundry & Logic — The decrease in Foundry & Logic product revenue in fiscal 2023 compared to fiscal 2022 was driven by the weakening demand in the semiconductor industry, especially in the personal computer and mobile sectors, that began in the third quarter of fiscal 2022 and continued into fiscal 2023, resulting in decreased unit sales across several of our major customers for both us and our competitors.

DRAM — The decrease in DRAM product revenues in fiscal 2023 compared to fiscal 2022 was driven by lower customer production activity and demand for our products in light of worldwide excess supply of DRAM chips, along with weaker demand in the overall semiconductor industry, as discussed above. These declines were partially offset due to increased demand for HBM chips utilized in generative artificial intelligence applications.

Flash — The decrease in Flash product revenue in fiscal 2023 compared to fiscal 2022 was driven by lower customer production activity and demand for our products in light of worldwide excess supply, a result of weaker demand in the overall semiconductor industry, as discussed above, and Flash market weakness.

Systems — The increase in Systems product revenue in fiscal 2023 compared to fiscal 2022 was driven by increased sales of probe stations and thermal systems, partially offset by decreased sales of our metrology systems.

Revenues by Geographic Region

	Fiscal 2023	% of Revenues	Fiscal 2022	% of Revenues	Fiscal 2021	% of Revenues

	(In thousands, except percentages)
United States	$171,781	25.9%	$127,730	17.1%	$122,147	15.9%
Taiwan	147,842	22.3	169,789	22.7	185,925	24.2
South Korea	117,747	17.8	111,419	14.9	123,463	16.0
China	91,736	13.8	160,668	21.5	163,069	21.2
Europe	38,858	5.9	39,246	5.2	43,705	5.7
Japan	36,791	5.5	38,419	5.1	36,504	4.7
Malaysia	26,601	4.0	50,067	6.7	49,485	6.4
Singapore	18,335	2.8	39,388	5.3	36,197	4.7
Rest of World	13,411	2.0	11,211	1.5	9,179	1.2
Total Revenues	$663,102	100.0%	$747,937	100.0%	$769,674	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than U.S.

Changes in revenue by geographic region in fiscal 2023 compared to fiscal 2022 were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. More specifically, the increase in revenues for the United States, and decreases in revenues for China and Malaysia, were driven principally by a single large U.S.-based company with operations in these regions that shifted shipments from these regions to the United States. We expect the trade restrictions to continue to drive multinational customers to concentrate operations in regions other than China, impacting our geographical mix. The decrease in revenues for China was also impacted by lowered demand from a large Chinese DRAM integrated device manufacturer and the impact of expanded export license requirements imposed by the U.S. government beginning the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology to China. These uncertain trade barriers affecting exports and imports between the United States and China contributed to the Company's decision to proceed with the China Transaction.

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

Gross profit and gross margin by segment were as follows (dollars in thousands):

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$185,392	$84,735	$(11,547)	$258,580
Gross margin	37.2%	51.3%		39.0%

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$235,562	$80,937	$(20,490)	$296,009
Gross margin	39.8%	51.7%		39.6%

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$279,873	$65,834	$(22,940)	$322,767
Gross margin	44.2%	48.3%		41.9%

Probe Cards—Gross profit and gross margin in the Probe Cards segment decreased in fiscal 2023 compared to fiscal 2022, primarily due to lower revenues and unfavorable absorption of costs on these lower production volumes, partially offset by lower inventory excess and obsolescence reserves.

Systems—Gross profit and gross margin in the Systems segment remained relatively flat in fiscal 2023 compared to fiscal 2022, despite the increase in revenue primarily as a result of less favorable product mix.

Corporate and Other—Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory, fixed asset, and deferred revenue fair value adjustments due to acquisitions, stock-based compensation, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The reduction in Corporate and Other in fiscal 2023, compared to fiscal 2022, is primarily due to a reduction in restructuring charges, partially offset by the increase in stock-based compensation expense. In fiscal 2022, there was $11.8 million in restructuring charges arising from a change in estimate of excess and obsolete inventories and a headcount reduction targeted at aligning our cost structure with reduced demand levels within the Probe Cards segment.

Overall—Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2023 compared to fiscal 2022, gross profit and gross margins have decreased on lower revenue levels and unfavorable absorption of costs on lower production volumes, partially offset by a reduction of restructuring charges.

Stock-based compensation expense included in cost of revenues for fiscal 2023 and 2022 was $6.9 million and $3.8 million, respectively. The increase of stock-based compensation in fiscal 2023 compared to fiscal 2022 was driven by an increase in weighted average fair value of awards outstanding and the timing of awards.
Research and Development

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$115,765	$109,222	$6,543	6.0%
% of revenues	17.5%	14.6%

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	$ Change	% Change

	(Dollars in thousands)
Research and development	$109,222	$100,937	$8,285	8.2%
% of revenues	14.6%	13.1%

The increase in research and development expense in fiscal 2023 compared to fiscal 2022 was primarily driven by an increase in headcount designed to support our continued investment in technology leadership. Increased stock-based compensation, depreciation, and general operational costs, also contributed to the increase. These increases were partially offset by lower performance-based compensation and restructuring charges.

The components of this increase were as follows (in thousands):

Fiscal 2023 compared to Fiscal 2022
Employee compensation costs	$3,861
Stock-based compensation	2,435
Depreciation	892
General operational costs	562
Restructuring charges	(1,207)
$6,543

Stock-based compensation expense included within research and development in fiscal 2023 and 2022 was $10.7 million and $8.2 million, respectively. The increase of stock-based compensation expense in fiscal 2023 compared to fiscal 2022 was driven by an increase in weighted average fair value of awards outstanding and the timing of awards.
Selling, General and Administrative

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$133,012	$131,875	$1,137	0.9%
% of revenues	20.1%	17.6%

	Fiscal Year Ended
	December 31, 2022	December 25, 2021	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$131,875	$123,792	$8,083	6.5%
% of revenues	17.6%	16.1%

The increase in selling, general and administrative expense in fiscal 2023 compared to fiscal 2022 was primarily driven by increased general operating expenses, increased costs from the sale of our FRT business, higher stock-based compensation expense, and higher consulting costs, partially offset by lower employee compensation from decreased headcount and lower performance-based compensation, lower amortization of intangibles, and lower restructuring charges.

The components of this overall increase were as follows (in thousands):

Fiscal 2023 compared to Fiscal 2022
General operating expenses	$2,428
Sale of business	2,407
Stock-based compensation	1,797
Consulting fees	1,339
Restructuring charges	(1,274)
Amortization of intangibles	(2,396)
Employee compensation	(3,164)
$1,137

Stock-based compensation expense included within selling, general and administrative in fiscal 2023 and 2022 was $21.1 million and $19.3 million, respectively. The increase of stock-based compensation in fiscal 2023 compared to fiscal 2022 was driven by an increase in weighted average fair value of awards outstanding and the timing of awards.

Gain on sale of business
Gain on sale of business represents the gain on the sale of our FRT business of $73.0 million during the fourth quarter of fiscal 2023. See Note 5, Divestiture, for additional information.

Interest Income and Interest Expense
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income in fiscal 2023 compared to fiscal 2022 was attributable to an increase in investment yields due to the higher interest rate environment as well as an increased average invested balance.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contract, and term loan issuance costs amortization charges. The decrease in interest expense in fiscal 2023 compared to fiscal 2022 was primarily due to lower outstanding debt balances.

Other income (expense), net
Other income (expense), net, includes the effects of foreign currency and various other gains and losses. The decrease in Other income (expense), net, in fiscal 2023 compared to fiscal 2022 was primarily attributable to an other than temporary impairment on a debt receivable for $1.1 million and a decrease in foreign exchange gains. Foreign exchange gains for fiscal 2023 were $0.6 million.

Provision for income taxes

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(Dollars in thousands)
Provision for income taxes	$6,880	$7,132	$14,576
Effective tax rate	7.7%	12.3%	14.8%

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

The decrease in our effective tax rate for the fiscal year ended December 30, 2023, when compared to the corresponding period in the prior year, was primarily driven by the sale of our FRT business and the related capital gain exclusion for German tax purposes. This significant benefit was offset by other items impacting the effective tax rate at a different percentage amount than the prior year due to increased income before taxes in fiscal 2023.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our future capital expenditures and research and development costs will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize such expenditures attributable to domestic and foreign research over five and fifteen years, respectively, pursuant to IRC Section 174. While the capitalization requirement has a negative impact on our cash flows, there are offsetting benefits from the enactment of this provision that we have included in our estimated annual effective tax rate. While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be deferred, modified, or repealed. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation or agreements, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $442.7 million at December 30, 2023 compared to $324.9 million at December 31, 2022.

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

Our cash, cash equivalents and marketable securities totaled approximately $328.3 million at December 30, 2023 compared to $238.1 million at December 31, 2022. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund, through at least the next 12 months, our liquidity requirements including those arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(Dollars in thousands)
Net cash provided by operating activities	$64,602	$131,786	$139,364
Net cash provided by (used in) investing activities	29,049	(75,704)	(124,741)
Net cash used in financing activities	(22,711)	(95,932)	(47,199)

Operating Activities
Net cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. The $67.2 million decrease in cash provided by operating activities for fiscal 2023, as compared to fiscal 2022, was primarily related to decreased net income, after adjusting for the impact from the $73.0 million gain recognized on the sale of our FRT business, and an investment in working capital of $14.1 million, due primarily to higher accounts receivable and lower deferred revenue that were partially offset by an increase from a deferred grant of $18.0 million and lower inventories. In January 2023, we received $18.0 million in cash from a California Competes Grant awarded from the California Governor’s Office of Business and Economic Development, subject to job creation and other commitments over a 5-year term. See Note 2, Government Assistance, of Notes to Consolidated Financial Statements for additional information.

Net cash provided by operating activities in fiscal 2023 was primarily attributable to net income of $82.4 million and net non-cash items of $14.4 million, which include depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by the adjustment for the $73.0 million gain from the sale of our FRT business. Net working capital resulted in an outflow of $32.2 million, primarily related to an increase in accounts receivable of $23.3 million, a decrease in deferred revenues of $10.2 million, an increase in inventories of $9.5 million, and a reduction in operating lease liabilities of $7.6 million, partially offset by an increase from a deferred grant of $18.0 million.

Investing Activities
Net cash provided by investing activities in fiscal 2023 primarily related to $101.8 million cash provided by the sale of our FRT business, partially offset by $56.0 million of cash used in the acquisition of property, plant and equipment and $16.7 million used for the purchase of marketable securities, net of maturities.

Financing Activities
Net cash used in financing activities in fiscal 2023 primarily related to $19.8 million used to purchase common stock under our stock repurchase program, $10.7 million used to pay tax withholdings for net share settlements of employee equity awards, and $1.0 million of principal payments made towards the repayment of our term loan, partially offset by $8.8 million of proceeds received from issuances of common stock under our stock incentive plans.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 30, 2023, before consideration of the interest rate swap, was 7.20%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate of 2.75%. As of December 30, 2023, the notional amount of the loan that is subject to this interest rate swap was $14.4 million. See Note 10, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 30, 2023, the balance outstanding pursuant to the Building Term Loan was $14.4 million, and we were in compliance with all covenants under the agreement.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2021 and 2022, we repurchased and retired 622,400 shares of common stock for $24.0 million and 676,408 shares of common stock for $26.0 million, respectively, utilizing the remaining shares available for repurchase under the program.

On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing the remaining shares available for repurchase under the program.

On October 30, 2023, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023, we repurchased and retired 32,020 shares of common stock for $1.2 million and as of December 30, 2023 $73.8 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of December 30, 2023 (in thousands):

	Payments Due In Fiscal Year
	2024	2025	2026	2027	2028	2029 and thereafter	Total
Operating leases	$9,337	$9,215	$7,586	$7,154	$3,870	$1,432	$38,594
Term loan - principal payments	1,080	1,111	1,142	1,175	1,208	8,732	14,448
Term loan - interest payments(1)	1,025	937	857	773	688	2,163	6,443
Total	$11,442	$11,263	$9,585	$9,102	$5,766	$12,327	$59,485

(1) Represents our minimum interest payment commitments at 7.20% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $45.6 million as of December 30, 2023. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of December 30, 2023. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments. Accordingly, the timing of any repayment cannot be estimated.

Indemnification Arrangements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 30, 2023 or December 31, 2022.

New Accounting Pronouncements

See Note 18, New Accounting Pronouncements, of Notes to Consolidated Financial Statements.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in Other income (expense), net in our Consolidated Statements of Income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates as of December 30, 2023. We do not use derivative financial instruments for trading or speculative purposes.

We recognized a net gain from foreign exchange of $0.6 million, $1.1 million, and zero in fiscal 2023, 2022, and 2021, respectively.

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

Our exposure to interest rate risk arising from our Term Loan (see Note 6, Debt, of Notes to Consolidated Financial Statements) is insignificant as a result of the interest-rate swap agreement (see Note 9, Derivative Financial Instruments, of Notes to Consolidated Financial Statements) that we entered into with Union Bank to hedge the interest payments on our Building Term Loan.

We use interest rate derivative instruments to manage certain interest rate exposures. We do not use derivative instruments for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 30, 2023 and December 31, 2022 would have affected the fair value of our investment portfolio by $2.5 million and $2.1 million, respectively.

Item 8:    Financial Statements and Supplementary Data

Consolidated Financial Statements

The consolidated financial statements and supplementary data required by this item are included in the section entitled “Consolidated Financial Statements” of this Annual Report on Form 10-K. See Part VI, Item 15 for a list of our consolidated financial statements.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of December 30, 2023 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 30, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 30, 2023.

The effectiveness of our internal control over financial reporting as of December 30, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B:    Other Information

Insider Trading Arrangements

During the quarter ended December 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K), except as follows:

Dr. Mike Slessor, the Company’s Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement on November 20, 2023. Under this arrangement, a total of 84,002 shares of our common stock may be sold, subject to certain conditions, after March 1, 2024 and before the arrangement expires on November 5, 2025.

The above arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2024 Annual Meeting of Stockholders under the captions Corporate Governance, Executive Officers, and, if applicable, Delinquent Section 16 Reports.

Item 11:    Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2024 Annual Meeting of Stockholders under the captions Executive Compensation and Related Information, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2024 Annual Meeting of Stockholders under the captions Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Equity Compensation Plans.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2024 Annual Meeting of Stockholders under the captions Certain Relationships and Related Transactions and Independence of Directors.

Item 14:    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG, LLP; Portland, Oregon; Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the proxy statement for our 2024 Annual Meeting of Stockholders under the caption Principal Auditor Fees and Services.

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

Item 16: Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.1
3.2	Restated Certificate of Incorporation of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.2
3.3	Amended and Restated By-laws of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.3
4.1	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.2	Description of Securities	10-K	000-50307	2/22/2021	4.2
10.3+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.4+	Form of Change of Control Severance Agreement	8-K	000-50307	7/26/2022	10.1
10.9+	Employee Incentive Plan, as amended and restated effective January 25, 2022	—	—	—	—	X
10.10+	Equity Incentive Plan, as amended and restated effective May 27, 2022	DEF 14A	000-50307	4/13/2022	Appendix B
10.11+	Employee Stock Purchase Plan, as amended and restated May 19, 2023	DEF 14A	000-50307	4/4/2023	Appendix A
10.12	Pacific Corporate Center Lease (Building 1) by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.13	First Amendment to Pacific Corporate Center Lease (Building 1) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.14	Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.15	First Amendment to Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.16	Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.20
10.17+	First Amendment to Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.18	Third Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Leases (Buildings 1, 2 and 3), dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.2
10.19+	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.20	Second Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.1
10.21	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.1
10.22	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.2
10.27	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.	10-Q	000-51072	8/10/2011	10.3
10.29	First Amendment to Lease dated January 10, 2007, between Nimbus Center LLC (as successor in interest to Spieker Properties, L.P.) and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.1
10.30	Second Amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/8/2013	10.2

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.31	Third Amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.2
10.32	Fourth Amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.3
10.33	Fifth Amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.22
10.34	Sixth Amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.23
10.35	Seventh Amendment to Lease dated June 5, 2018, between Nimbus Center LLC and FormFactor Beaverton, Inc.	10-K	000-50307	2/24/2023	10.35
10.36	Eighth Amendment to Lease dated December 14, 2022, between Nimbus Center LLC and FormFactor, Inc.	10-K	000-50307	2/24/2023	10.36
10.37+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.38+	CEO Change of Control and Severance Agreement, dated July 20, 2022 by and between Mike Slessor and the Registrant	8-K	000-50307	7/26/2022	10.3
10.39+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar	10-Q	000-50307	5/8/2018	10.1
10.40+	Change of Control Severance Agreement, dated July 20, 2022 by and between Shai Shahar and the Registrant	8-K	000-50307	7/26/2022	10.2
10.41	Share Purchase Agreement by and among Camtek, Ltd. as purchaser and FormFactor GmbH as seller and FormFactor, Inc as Parent and FRT GmbH as Company, dated as of September 17, 2023	10-Q	000-50307	11/7/2023	10.01
21.1	List of Registrant's subsidiaries	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP	—	—	—	—	X
24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
97.1	Incentive Compensation Clawback Policy, effective October 2, 2023	—	—	—	—	X
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	—	—	—	—	X
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

FORMFACTOR, INC.
Date:	February 23, 2024	By:	/s/ SHAI SHAHAR
Shai Shahar Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. SLESSOR	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2024
Michael D. Slessor

/s/ SHAI SHAHAR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2024
Shai Shahar

/s/ THOMAS ST. DENNIS	Director	February 23, 2024
Thomas St. Dennis

/s/ LOTHAR MAIER	Director	February 23, 2024
Lothar Maier

/s/ REBECA OBREGON-JIMENEZ	Director	February 23, 2024
Rebeca Obregon-Jimenez

/s/ SHERI RHODES	Director	February 23, 2024
Sheri Rhodes

/s/ KELLEY STEVEN-WAISS	Director	February 23, 2024
Kelley Steven-Waiss

/s/ JORGE TITINGER	Director	February 23, 2024
Jorge Titinger

/s/ BRIAN WHITE	Director	February 23, 2024
Brian White

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FormFactor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of inventory excess and obsolescence

As discussed in notes 2 and 3 to the consolidated financial statements, the Company’s net inventories were $111.7 million as of December 30, 2023, and inventory write-downs totaled $15.0 million for the year ended December 30, 2023. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog or other factors indicate future consumption.

We identified the evaluation of inventory excess and obsolescence as a critical audit matter. Complex auditor judgment was required to evaluate certain assumptions used to estimate future consumption of inventory in the Company’s model, specifically qualitative other factors that have a high degree of subjectivity and are based on the outcome of uncertain future events.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate inventory excess and obsolescence. This included controls related to the development of certain assumptions used to estimate future consumption of inventory, including qualitative other factors.We assessed the Company’s assumptions used to estimate future consumption of inventory, including qualitative other factors by:

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
Portland, Oregon
February 23, 2024

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 30, 2023	December 31, 2022

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$177,812	$109,130
Marketable securities	150,507	129,006
Accounts receivable, net	102,957	88,143
Inventories, net	111,685	123,157
Restricted cash	1,152	1,221
Prepaid expenses and other current assets	29,667	23,895
Total current assets	573,780	474,552
Restricted cash	2,309	2,631
Operating lease, right-of-use-assets	30,519	31,362
Property, plant and equipment, net	204,399	189,848
Goodwill	201,090	211,444
Intangibles, net	12,938	26,751
Deferred tax assets	78,964	67,646
Other assets	2,795	3,994
Total assets	$1,106,794	$1,008,228
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,857	$69,308
Accrued liabilities	41,037	42,115
Current portion of term loans, net of unamortized issuance cost of $5 and $5	1,075	1,045
Deferred revenue	16,704	29,846
Operating lease liabilities	8,422	7,353
Total current liabilities	131,095	149,667
Term loans, less current portion, net of unamortized issuance cost of $55 and $60	13,314	14,389
Deferred tax liabilities	—	2,732
Long-term operating lease liabilities	25,334	27,587
Deferred grant	18,000	—
Other liabilities	10,247	5,568
Total liabilities	197,990	199,943

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,376,903 and 76,914,590 shares issued and outstanding	77	77
Additional paid-in capital	861,448	844,842
Accumulated other comprehensive loss	(4,052)	(5,578)
Accumulated income (deficit)	51,331	(31,056)
Total stockholders’ equity	908,804	808,285
Total liabilities and stockholders’ equity	$1,106,794	$1,008,228

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands, except per share data)
Revenues	$663,102	$747,937	$769,674
Cost of revenues	404,522	451,928	446,907
Gross profit	258,580	296,009	322,767
Operating expenses:
Research and development	115,765	109,222	100,937
Selling, general and administrative	133,012	131,875	123,792
Total operating expenses	248,777	241,097	224,729
Gain on sale of business	72,953	—	—
Operating income	82,756	54,912	98,038
Interest income	7,217	2,220	569
Interest expense	(421)	(579)	(602)
Other income (expense), net	(285)	1,317	495
Income before income taxes	89,267	57,870	98,500
Provision for income taxes	6,880	7,132	14,576
Net income	$82,387	$50,738	$83,924
Net income per share:
Basic	$1.06	$0.65	$1.08
Diluted	$1.05	$0.65	$1.06
Weighted-average number of shares used in per share calculations:
Basic	77,370	77,578	77,787
Diluted	78,159	78,201	79,133

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Net income	$82,387	$50,738	$83,924
Other comprehensive income (loss), net of tax:
Translation adjustments	107	(4,864)	(5,995)
Unrealized gains (losses) on available-for-sale marketable securities	2,022	(2,025)	(598)
Unrealized gains (losses) on derivative instruments	(603)	2,760	(742)
Other comprehensive income (loss), net of tax	1,526	(4,129)	(7,335)
Comprehensive income	$83,913	$46,609	$76,589

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income (Deficit)	Total

	Shares	Amount

	(In thousands, except shares)
Balances, December 26, 2020	77,437,997	$78	$903,838	$5,886	$(165,718)	$744,084
Issuance of common stock under the Employee Stock Purchase Plan	378,584	—	9,809	—	—	9,809
Issuance of common stock pursuant to exercise of options for cash	100,000	—	844	—	—	844
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	946,325	1	(20,604)	—	—	(20,603)
Purchase and retirement of common stock	(622,400)	(1)	(24,037)	—	—	(24,038)
Stock-based compensation	—	—	29,095	—	—	29,095
Other comprehensive loss	—	—	—	(7,335)	—	(7,335)
Net income	—	—	—	—	83,924	83,924
Balances, December 25, 2021	78,240,506	78	898,945	(1,449)	(81,794)	815,780
Issuance of common stock under the Employee Stock Purchase Plan	316,861	—	10,457	—	—	10,457
Issuance of common stock pursuant to exercise of options for cash	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	728,524	1	(15,706)	—	—	(15,705)
Purchase and retirement of common stock	(2,377,301)	(2)	(82,326)	—	—	(82,328)
Stock-based compensation	—	—	33,430	—	—	33,430
Other comprehensive loss	—	—	—	(4,129)	—	(4,129)
Net income	—	—	—	—	50,738	50,738
Balances, December 31, 2022	76,914,590	77	844,842	(5,578)	(31,056)	808,285
Issuance of common stock under the Employee Stock Purchase Plan	363,190	—	8,822	—	—	8,822
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	635,495	1	(10,688)	—	—	(10,687)
Purchase and retirement of common stock	(536,372)	(1)	(19,800)	—	—	(19,801)
Stock-based compensation	—	—	38,272	—	—	38,272
Other comprehensive income	—	—	—	1,526	—	1,526
Net income	—	—	—	—	82,387	82,387
Balances, December 30, 2023	77,376,903	$77	$861,448	$(4,052)	$51,331	$908,804

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Cash flows from operating activities:
Net income	$82,387	$50,738	$83,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,603	28,646	25,772
Amortization	6,850	9,391	18,747
Amortization (accretion) of discount on investments	(2,828)	182	403
Reduction in the carrying amount of right-of-use assets	7,389	8,153	7,172
Stock-based compensation expense	38,616	31,337	29,384
Deferred income tax provision (benefit)	(12,100)	(6,343)	3,869
Gain on sale of business	(72,953)	—	—
Provision for excess and obsolete inventories	15,003	24,632	15,544
Acquired inventory step-up amortization	501	476	723
Loss on disposal of long-lived assets	—	296	449
Non-cash restructuring charges	—	200	1,646
Gain on contingent consideration	—	—	(95)
Foreign currency transaction losses	2,282	2,251	1,582
Other than temporary impairment on debt receivable	1,083	—	—
Changes in assets and liabilities:
Accounts receivable	(23,304)	26,028	(9,086)
Inventories	(9,488)	(28,780)	(31,655)
Prepaid expenses and other current assets	(3,057)	(4,591)	3,808
Other assets	(146)	66	(326)
Accounts payable	1,319	3,899	(6,589)
Accrued liabilities	(2,424)	(8,002)	(725)
Other liabilities	4,660	(63)	285
Deferred revenues	(10,176)	1,286	1,974
Deferred grant	18,000	—	—
Operating lease liabilities	(7,615)	(8,016)	(7,442)
Net cash provided by operating activities	64,602	131,786	139,364
Cash flows from investing activities:
Acquisition of property, plant and equipment	(56,027)	(65,254)	(66,496)
Acquisition of business, net of cash acquired	—	(3,350)	—
Proceeds from sale of business	101,785	—	—
Purchase of promissory note receivable	—	(1,000)	—
Purchases of marketable securities	(135,462)	(101,894)	(149,979)
Proceeds from maturities of marketable securities	118,753	95,794	91,734
Net cash provided by (used in) investing activities	29,049	(75,704)	(124,741)
Cash flows from financing activities:
Proceeds from issuances of common stock	8,822	10,499	10,653
Purchase of common stock through stock repurchase program	(19,801)	(82,328)	(24,038)
Tax withholdings related to net share settlements of equity awards	(10,687)	(15,705)	(20,604)
Payments on term loan	(1,045)	(8,398)	(9,337)
Payment of contingent consideration	—	—	(3,873)
Net cash used in financing activities	(22,711)	(95,932)	(47,199)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,649)	(2,510)	(3,180)
Net increase (decrease) in cash, cash equivalents and restricted cash	68,291	(42,360)	(35,756)
Cash, cash equivalents and restricted cash, beginning of year	112,982	155,342	191,098
Cash, cash equivalents and restricted cash, end of year	$181,273	$112,982	$155,342

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021

	(In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease, right-of-use assets obtained in exchange for lease obligations	$6,491	$4,975	$12,254
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	(5,961)	7,469	2,711

Supplemental disclosure of cash flow information:
Income taxes paid, net	$17,385	$10,917	$7,957
Cash paid for interest, net	422	535	643
Operating cash outflows from operating leases	9,135	8,913	8,520

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$177,812	$109,130	$151,010
Restricted cash, current	1,152	1,221	2,233
Restricted cash	2,309	2,631	2,099
Total cash, cash equivalents and restricted cash	$181,273	$112,982	$155,342

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Nature of Business

FormFactor, Inc. is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, metrology systems, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

Design, development and manufacturing operations are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; Munich and Thiendorf, Germany, and sales, service and support operations are located in the United States, Germany, France, Italy, South Korea, Japan, Taiwan, China and Singapore.

Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 30, 2023, December 31, 2022 and December 25, 2021 consisted of 52 weeks, 53 weeks, and 52 weeks, respectively. The first three fiscal quarters in our fiscal year ended December 31, 2022 contained 13 weeks, and the fourth fiscal quarter contained 14 weeks.

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

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in Accumulated other comprehensive loss in our Consolidated Balance Sheets. We did not record an allowance for credit losses related to our available-for-sale investments during fiscal 2023.

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

Activity related to our allowance for credit losses was as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Balance at beginning of year	$168	$195	$248
Charges (reversals) to costs and expenses	333	(27)	(53)
Balance at end of year	$501	$168	$195

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

Inventory write downs totaled $15.0 million, $24.6 million and $15.5 million for fiscal 2023, 2022 and 2021, respectively.

Restricted Cash
Restricted cash is comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases, environmental remediation, and temporary customs import permits

Property, Plant, and Equipment
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We perform our annual goodwill impairment test in the fourth quarter of each year by assessing qualitative factors, including, but not limited to, an assessment of our market capitalization, which was significantly higher than our book value. Based on these tests, we determined that the quantitative impairment test was not required and no impairment charges were recorded in fiscal 2023, 2022 or 2021.

The evaluation of goodwill for impairment requires the exercise of judgment. In the event of future changes in business conditions, we will be required to reassess and update our forecasts and estimates used in future impairment analysis. If the results of these analysis are lower than current estimates, a material impairment charge may result at that time.

See Note 11, Goodwill and Intangible Assets, for additional information.

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

See Note 11, Goodwill and Intangible Assets, for additional information.

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

The following customers represented 10% or more of our revenues:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Intel Corporation	17.1%	19.0%	20.4%
Samsung Electronics Co., LTD.	*	*	11.4%
* Less than 10% of revenues.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 30, 2023, two customers accounted for 17.8% and 11.0% of gross accounts receivable. At December 31, 2022, one customer accounted for 13.8% of gross accounts receivable. No other customers accounted for 10% or more of gross accounts receivable for these fiscal period ends.

We are exposed to non-performance risk by counterparties on our derivative instruments used in hedging activities. We seek to minimize risk by diversifying our hedging program across multiple financial institutions. These counterparties are large international financial institutions, and, to date, no such counterparty has failed to meet its financial obligations to us.

Government Assistance
In January 2023, we received $18.0 million in cash from a California Competes Grant (the “Grant”) awarded from the California Governor’s Office of Business and Economic Development. The Grant requires us to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant.

The Grant is included in our Consolidated Balance Sheets within Deferred grant and we will recognize the Grant over time when earned as an offset to Cost of revenues and Operating expenses within our Consolidated Statements of Income. We have presented the proceeds from the Grant as cash provided by operating activities within our Consolidated Statements of Cash Flows as the Grant is to offset operations. No amounts were recognized as an offset to expenses in fiscal 2023 and the full grant remains deferred.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
are the prices at which we separately sell these products. For items which do not have observable prices, we use our best estimate of the stand-alone selling prices.

Transaction price allocated to the remaining performance obligations: On December 30, 2023, we had $12.4 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with over time revenue recognition that are not yet delivered. We expect to recognize approximately 86.7% of our remaining performance obligations as revenue in fiscal 2024, approximately 9.1% in fiscal 2025, and approximately 4.2% in fiscal 2026 and thereafter. The foregoing excludes the value of remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of December 30, 2023 and December 31, 2022 were $3.8 million and $1.9 million, respectively, and are reported on the Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities totaled $18.0 million and $30.9 million at December 30, 2023 and December 31, 2022, respectively. During fiscal 2023, we recognized $27.5 million of revenue that was included in contract liabilities as of December 31, 2022.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense as the amortization period is typically less than one year.

Revenue by Category: Refer to Note 17, Segments and Geographic Information, for further details.

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

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Balance at beginning of year	$4,199	$2,805	$3,918
Accruals	7,771	7,746	5,759
Settlements	(8,687)	(6,352)	(6,872)
Reduction - FRT divestiture	(106)	—	—
Balance at end of year	$3,177	$4,199	$2,805

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

See Note 13, Stockholders' Equity, and Note 14, Stock-Based Compensation, for additional information.

Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed giving effect to all potentially dilutive common stock and common stock equivalents, including stock options, RSUs and common stock subject to repurchase.

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Weighted-average shares used in computing basic net income per share	77,370	77,578	77,787
Add potentially dilutive securities	789	623	1,346
Weighted-average shares used in computing basic and diluted net income per share	78,159	78,201	79,133

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) includes the following items, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	December 30, 2023	December 31, 2022
Unrealized losses on available-for-sale marketable securities and other investments	$(727)	$(2,749)
Translation adjustments	(5,568)	(5,675)
Unrealized gains on derivative instruments	2,243	2,846
Accumulated other comprehensive loss	$(4,052)	$(5,578)

Note 3—Balance Sheet Components

Marketable Securities
Marketable securities consisted of the following (in thousands):

December 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$45,772	$91	$(26)	$45,837
Commercial paper	13,319	—	(2)	13,317
Corporate bonds	81,612	267	(529)	81,350
U.S. agency securities	10,086	9	(92)	10,003
	$150,789	$367	$(649)	$150,507

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$25,498	$—	$(479)	$25,019
Commercial paper	24,893	—	(53)	24,840
Corporate bonds	68,845	—	(1,449)	67,396
Certificates of deposit	720	—	(14)	706
U.S. agency securities	11,295	—	(250)	11,045
	$131,251	$—	$(2,245)	$129,006

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized gains and losses in fiscal 2023 and 2022 were caused primarily by changes in interest rates.

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

The contractual maturities of marketable securities were as follows (in thousands):

	December 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$94,772	$94,370	$77,663	$76,902
Due after one year to five years	56,017	56,137	53,588	52,104
	$150,789	$150,507	$131,251	$129,006

See also Note 10, Fair Value.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, net
Inventories consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Raw materials	$50,808	$55,726
Work-in-progress	39,336	46,067
Finished goods	21,541	21,364
	$111,685	$123,157

Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Land	$17,124	$17,136
Building and building improvements	46,526	44,932
Machinery and equipment	286,215	276,180
Computer equipment and software	46,866	45,813
Furniture and fixtures	7,490	7,540
Leasehold improvements	91,063	86,500
Sub-total	495,284	478,101
Less: Accumulated depreciation and amortization	(358,021)	(335,711)
Net property, plant and equipment	137,263	142,390
Construction-in-progress	67,136	47,458
Total	$204,399	$189,848

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Accrued compensation and benefits	$20,073	$15,864
Accrued income and other taxes	8,205	12,817
Accrued employee stock purchase plan contributions withheld	4,263	4,585
Accrued warranty	3,177	4,199
Accrued restructuring charges	—	1,249
Other accrued expenses	5,319	3,401
	$41,037	$42,115

Note 4—Acquisitions

Woburn Acquisition
On June 9, 2022 we acquired the assets of the dilution refrigerator product line of American ULT Cryogenics, formerly d/b/a JanisULT (“Woburn”), for total consideration of $3.4 million. This acquisition added cryogen-free dilution refrigerators capable of cooling to sub-10 millikelvin to our product portfolio, which is required for operation of superconducting quantum computers.

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

Note 5—Divestiture

On September 18, 2023, the Company announced entry into a definitive agreement to sell its FRT Metrology (“FRT”) business to Camtek Ltd. (“Camtek”) for $100 million in cash, subject to customary purchase price adjustments. The Company acquired FRT GmbH in fiscal 2019 for total consideration of $24.4 million, net of cash acquired. Headquartered in Bergisch Gladbach, Germany, the FRT business is a leading supplier of high-precision metrology solutions for the Advanced Packaging and Silicon Carbide markets, and was part of the Company's Systems segment.

On November 1, 2023, we closed on the sale of the FRT business to Camtek and received net cash proceeds of $99.8 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the FRT business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture, which are subject to further post-closing adjustment (in thousands):

November 1, 2023
Fair value of sale consideration	$99,031
Estimated working capital adjustment	4,029
Cash transferred to the buyer at closing	(2,049)
Direct costs to sell	(1,225)
Fair value of sale consideration	$99,786

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The carrying amount of net assets associated with the FRT business was approximately $26.8 million. The major classes of assets and liabilities sold consisted of the following:

November 1, 2023
ASSETS
Accounts receivable, net	$7,738
Inventories, net	6,446
Other current assets	635
Total current assets	14,819
Intangibles, net	6,897
Goodwill	10,660
Other assets	1,612
Total assets	$33,988
LIABILITIES
Current liabilities	$4,300
Other liabilities	2,856
Total liabilities	$7,156

As a result of the divestiture, the Company recognized a pre-tax gain of $73.0 million. The Company recorded an income tax liability associated with the divestiture of approximately $5.9 million.

Note 6—Debt

Our debt consisted of the following (in thousands):

	December 30, 2023	December 31, 2022
Term loan	$14,448	$15,499
Less unamortized issuance costs	(59)	(65)
Term loan less issuance costs	$14,389	$15,434

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1148%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 30, 2023 was 7.20% before consideration of the interest rate swap.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate of 2.75%. As of December 30, 2023, the notional amount of the loan that is subject to this interest rate swap was $14.4 million. See Note 10, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 30, 2023, the balance outstanding pursuant to the Building Term Loan was $14.4 million.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future principal and interest payments on our term loans as of December 30, 2023, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	2024	2025	2026	2027	2028	2029 and thereafter	Total
Term loan - principal payments	$1,080	$1,111	$1,142	$1,175	$1,208	$8,732	$14,448
Term loans - interest payments(1)	1,025	937	857	773	688	2,163	6,443
	$2,105	$2,048	$1,999	$1,948	$1,896	$10,895	$20,891

(1) Represents our minimum interest payment commitment at 7.20% per annum, excluding the interest rate swap described above.

Note 7—Leases

Our operating lease, right-of-use assets relate to real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 11 years, and some leases include options to extend up to 20 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 4.6 years at December 30, 2023 and the weighted-average discount rate was 4.60%.

The components of lease expense were as follows (in thousands):

	Lease Expense
	December 30, 2023	December 31, 2022	December 25, 2021
Operating lease expense	$8,453	$8,595	$8,485
Short-term lease expense	524	385	180
Variable lease expense	2,389	2,393	1,842
	$11,366	$11,373	$10,507

Future minimum payments under our non-cancelable operating leases were as follows as of December 30, 2023 (in thousands):

Fiscal Year	Amount
2024	$9,337
2025	9,215
2026	7,586
2027	7,154
2028	3,870
Thereafter	1,432
Total minimum lease payments	38,594
Less: interest	(4,838)
Present value of net minimum lease payments	33,756
Less: current portion	(8,422)
Total long-term operating lease liabilities	$25,334

Note 8—Restructuring Charges

2022 Restructuring Plan
On October 25, 2022, we adopted a restructuring plan (“2022 restructuring plan”) to align our cost structure with reduced demand levels, by streamlining and improving the efficiency and business effectiveness of our operations. This plan included lowering headcount by approximately 13% of our workforce.

The Company recognized 2022 restructuring plan charges of approximately $1.1 million for the year ended December 30, 2023, all within the Probe Cards segment. The Company has recognized total 2022 restructuring plan charges of $8.1 million for

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
severance and employee-related costs, including $0.3 million for stock-based compensation, with $7.1 million within the Probe Cards segment, $0.5 million within the Systems segment, and $0.5 million within Corporate. We do not expect to incur additional material costs related to the 2022 restructuring plan.

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

The Company recognized 2021 restructuring plans charges of approximately $0.8 million for the year ended December 30, 2023, with $0.3 million within the Probe Cards segment and $0.5 million within the Systems segment. The Company has recognized total 2021 restructuring plan charges of $13.3 million, with $10.1 million within the Probe Cards segment and $3.2 million within the Systems segment, and were comprised of $1.4 million of severance and employee-related costs, $2.0 million in contract and lease termination costs, $9.4 million in inventory impairments and other inventory related costs, and $0.5 million of cost related to impairment of leasehold improvements, facility exits and other costs. We do not expect to incur additional material costs related to the 2021 Restructuring Plans.

Total restructuring charges for both the 2022 and 2021 restructuring plans included in our Consolidated Statements of Income were as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cost of revenues	$357	$11,775	$3,205
Research and development	291	1,498	869
Selling, general and administrative	1,187	2,166	50
	$1,835	$15,439	$4,124

Changes to the restructuring accrual during the years ended December 31, 2022 and December 30, 2023 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Inventory Impairments & Other Inventory Related Costs	Property and Equipment Impairments & Other Asset Related Costs	Contract Termination & Other Costs	Total
December 25, 2021	$1,028	$—	$—	$—	$1,450	$2,478
Restructuring charges	7,269	—	7,629	186	502	15,586
Cash payments	(7,048)	—	(1,112)	(112)	(1,719)	(9,991)
Adjustment to restructuring charges	—	—	—	—	(147)	(147)
Non-cash settlement	—	—	(6,517)	(74)	(86)	(6,677)
December 31, 2022	1,249	$—	—	—	—	1,249
Restructuring charges	917	295	390	—	233	1,835
Cash payments	(2,166)	—	(89)	—	(233)	(2,488)
Non-cash settlement	—	(295)	(301)	—	—	(596)
December 30, 2023	$—	$—	$—	$—	$—	$—

Note 9—Derivative Financial Instruments
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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
currency transaction gains or losses.

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income (expense), net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. At December 30, 2023, we expect to reclassify $0.3 million of the amount accumulated in other comprehensive loss to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at December 30, 2023 will mature by the fourth quarter of fiscal 2024.

The following table provides information about our foreign currency forward contracts outstanding as of December 30, 2023 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	26,597	$29,224
Japanese Yen	Sell	2,961,827	21,073
Korean Won	Buy	2,334,329	1,815
Taiwan Dollar	Sell	79,324	2,611

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains related to non-designated derivative instruments in the Consolidated Statements of Income were as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized	Fiscal Year Ended
		December 30, 2023	December 31, 2022	December 25, 2021
Foreign exchange forward contracts	Other income (expense), net	$2,504	$2,439	$1,585

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The location and amount of gains (losses) related to foreign currency derivative instruments designated as cash flow hedges on our Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income
Fiscal 2023	$160	Cost of revenues	$222
		Research and development	75
		Selling, general and administrative	80
			$377

Fiscal 2022	$(1,688)	Cost of revenues	$(1,816)
		Research and development	(376)
		Selling, general and administrative	(456)
			$(2,648)

Fiscal 2021	$(1,096)	Cost of revenues	$184
		Research and development	3
		Selling, general and administrative	64
			$251

Interest Rate Swaps
During fiscal 2020 we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. This agreement was amended in fiscal 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of December 30, 2023, the notional amount of the loan that is subject to this interest rate swap was $14.4 million. See Note 6, Debt, for additional information.

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

The impact of the interest rate swaps on the Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)
Fiscal 2023	$230	Other income (expense), net	$615
Fiscal 2022	1,906	Other income (expense), net	106
Fiscal 2021	451	Other income (expense), net	(154)

See also Note 10, Fair Value.

Note 10—Fair Value

Whenever possible, the fair values of our financial assets and liabilities are determined using quoted market prices of identical securities or quoted market prices of similar securities from active markets. The three levels of inputs that may be used to measure fair value are as follows:

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during fiscal 2023, 2022 or 2021.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during fiscal 2023.

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

December 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$110,980	$—	$—	$110,980
U.S. treasuries	4,581	—	—	4,581
	115,561	—	—	115,561
Marketable securities:
U.S. treasuries	45,837	—	—	45,837
U.S. agency securities	—	10,003	—	10,003
Corporate bonds	—	81,350	—	81,350
Commercial paper	—	13,317	—	13,317
	45,837	104,670	—	150,507
Foreign exchange derivative contracts	—	284	—	284
Interest rate swap derivative contracts	—	1,989	—	1,989
Total assets	$161,398	$106,943	$—	$268,341
Liabilities:
Foreign exchange derivative contracts	$—	$(30)	$—	$(30)
Total liabilities	$—	$(30)	$—	$(30)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$21,279	$—	$—	$21,279
Commercial paper	—	4,969	—	4,969
U.S. agency securities	—	996	—	996
	21,279	5,965	—	27,244
Marketable securities:
U.S. treasuries	25,019	—	—	25,019
Certificates of deposit	—	706	—	706
U.S. agency securities	—	11,045	—	11,045
Corporate bonds	—	67,396	—	67,396
Commercial paper	—	24,840	—	24,840
	25,019	103,987	—	129,006
Foreign exchange derivative contracts	—	664	—	664
Promissory note receivable	—	—	943	943
Interest rate swap derivative contracts	—	2,374	—	2,374
Total assets	$46,298	$112,990	$943	$160,231
Liabilities:
Foreign exchange derivative contracts	$—	$(193)	$—	$(193)
Total liabilities	$—	$(193)	$—	$(193)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisitions and Note 8, Restructuring Charges, there were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2023, 2022 or 2021.

Note 11—Goodwill and Intangible Assets

Goodwill
Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 25, 2021	$178,424	$33,875	$212,299
Addition - Woburn acquisition	—	550	550
Foreign currency translation	—	(1,405)	(1,405)
Goodwill, as of December 31, 2022	178,424	33,020	211,444
Reduction - FRT divestiture	—	(10,660)	(10,660)
Foreign currency translation	—	306	306
Goodwill, as of December 30, 2023	$178,424	$22,666	$201,090

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
Intangible assets were as follows (in thousands):

	December 30, 2023			December 31, 2022
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,593	$148,445	$11,148	$171,441	$151,212	$20,229
Trade name	7,808	7,728	80	7,972	7,759	213
Customer relationships	48,022	46,712	1,310	50,912	45,003	5,909
In-process research and development	400	—	400	400	—	400
	$215,823	$202,885	$12,938	$230,725	$203,974	$26,751

Amortization expense was included in our Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Cost of revenues	$3,081	$3,225	$12,269
Selling, general and administrative	3,769	6,166	6,478
	$6,850	$9,391	$18,747

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
2024	$2,561
2025	2,330
2026	1,630
2027	1,630
2028	1,630
Thereafter	2,757
Total	$12,538

We did not record any impairment of intangible assets in fiscal 2023, 2022 and 2021.

Note 12—Commitments and Contingencies

Leases
See Note 7, Leases.

Government Assistance
In January 2023, we received a $18.0 million Grant from the California Governor’s Office of Business and Economic Development. The Grant requires us to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant. See Note 2, Summary of Significant Accounting Policies under the caption “Government Assistance,” for additional information.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 30, 2023. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 30, 2023 or December 31, 2022.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 13—Stockholders' Equity

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

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders, if any, of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 30, 2023.

Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2021 and 2022, we repurchased and retired 622,400 shares of common stock for $24.0 million and 676,408 shares of common stock for $26.0 million, respectively, utilizing the remaining shares available for repurchase under the program.

On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing the remaining shares available for repurchase under the program.

On October 30, 2023, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023, we repurchased and retired 32,020 shares of common stock for $1.2 million and as of December 30, 2023 $73.8 million remained available for future repurchases.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan, as amended (the “2012 Plan”) which was approved by our stockholders. As amended, the 2012 Plan has authorized for issuance a total of 27.4 million shares, 5.0 million of which were available for grant as of December 30, 2023.

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

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2022	2,227,081	$35.28
Granted	1,417,931	33.85
Vested	(941,494)	33.32
Canceled	(537,789)	32.66
Restricted stock units at December 30, 2023	2,165,729	35.85

The PRSUs granted in fiscal 2023, 2022 and 2021 listed below vest based on us achieving certain market performance criteria. The performance criteria are based on a metric called Total Shareholder Return (“TSR”) for the performance period of three years, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of a specific date.

Of the 258,000 PRSUs granted in fiscal 2020, none of the 191,400 outstanding PRSU awards vested in 2023, at the end of the requisite service period, as the TSR performance was not met.

PRSU grant activity was as follows:

Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Grant Date	August 7, 2023	August 1, 2022	August 2, 2021
Performance period	July 1, 2023 - June 30, 2026	July 1, 2022 - June 30, 2025	July 1, 2021 - June 30, 2024
Number of shares	172,680	204,903	197,128
TSR as-of date	August 7, 2023	August 1, 2022	August 2, 2021
Stock-based compensation	$8.6 million	$8.6 million	$8.6 million

Employee Stock Purchase Plan
Our 2012 Employee Stock Purchase Plan (the “ESPP”), as amended, allows for the issuance of a total of 12,137,559 shares. The offering periods under the ESPP are 12 months commencing on February 1 of each calendar year and ending on January 31 of the subsequent calendar year, and a six-month fixed offering period commencing on August 1 of each calendar year and ending on January 31 of the subsequent calendar year. The 12-month offering period consists of two six-month purchase periods and the six-month offering period consists of one six-month purchase period. The price of the common stock purchased is 85% of the lesser of the fair market value of the common stock on the first day of the applicable offering period or the last day of each purchase period. We have treated the 2012 ESPP as a compensatory plan.

During fiscal 2023, employees purchased 363,190 shares under this program at a weighted average exercise price of $24.29 per share, which represented a weighted average discount of $7.65 per share from the fair value of the stock purchased. As of December 30, 2023, 3,613,021 shares remained available for issuance.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14—Stock-Based Compensation

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Weighted average grant date per share fair value of RSUs granted	$33.85	$34.83	$36.12
Total intrinsic value of stock options exercised	—	—	3,179
Fair value of RSUs vested	32,820	42,324	54,948

Pre-tax stock-based compensation expense by financial statement line and related tax benefit in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Stock-based compensation expense included in:
Cost of revenues	$6,854	$3,807	$5,200
Research and development	10,652	8,217	7,583
Selling, general and administrative	21,110	19,313	16,601
Total stock-based compensation	$38,616	$31,337	$29,384
Stock-based compensation tax benefit (expense)	$(1,424)	$2,772	$6,118

Unrecognized Stock-Based Compensation Expense
Unrecognized stock-based compensation expense at December 30, 2023 consisted of the following (in thousands):

	Unrecognized Expense	Weighted Average Recognition Period (Years)
Restricted stock units	$48,040	2.0
Performance restricted stock units	10,902	2.0
Employee stock purchase plan	375	0.1
Total unrecognized stock-based compensation expense	$59,317	2.0

Valuation Assumptions
The following assumptions were used in estimating the fair value of PRSUs:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
PRSUs:
Dividend yield	—%	—%	—%
Expected volatility	50.7%	53.0%	52.5%
Risk-free interest rate	4.4%	2.8%	0.3%
Expected life (in years)	2.9	2.9	2.9

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following assumptions were used in estimating the fair value of shares under the Employee Stock Purchase Plan:

Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	40.6% - 60.2%	42.6% - 60.8%	33.6% - 74.4%
Risk-free interest rate	0.8% - 5.5%	0.1% - 3.0%	0.1% - 1.5%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Note 15—Income Taxes

Components of Income Before Income Taxes
The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
United States	$(10,681)	$30,047	$74,298
Foreign	99,948	27,823	24,202
	$89,267	$57,870	$98,500

Provision for Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Current provision:
Federal	$8,970	$4,330	$2,334
State	835	520	712
Foreign	9,175	8,625	7,661
	18,980	13,475	10,707
Deferred provision (benefit):
Federal	(10,810)	(5,886)	4,651
State	(330)	118	522
Foreign	(960)	(575)	(1,304)
	(12,100)	(6,343)	3,869
Total provision for income taxes	$6,880	$7,132	$14,576

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 21% and the provision from income taxes (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
U.S. statutory federal tax rate	$18,746	$12,153	$20,685
State taxes and credits, net of federal benefit	(87)	16	811
Stock-based compensation	1,424	(2,772)	(6,118)
Tax credits	(13,368)	(8,264)	(7,153)
Foreign taxes at rates different than the U.S.	9,046	2,404	2,286
Other permanent differences	1,010	1,964	2,043
Foreign gain exclusion(1)	(21,567)	—	—
Global intangible low-taxed income	7,885	7	—
Foreign derived intangible income	(2,986)	(5,160)	(2,486)
Change in valuation allowance	2,569	2,597	2,231
Tax contingencies, net of reversals	4,259	3,124	2,812
Other	(51)	1,063	(535)
Total	$6,880	$7,132	$14,576

(1) The rate reconciliation includes an exclusion of a portion of the gain on the sale of the FRT business under German tax law.

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed.

Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 30, 2023	December 31, 2022
Tax credits	$29,074	$33,025
Inventory reserve	14,626	14,269
Other reserves and accruals	9,580	6,527
Non-statutory stock options	2,771	3,180
Lease liability	6,175	6,024
Research and development expenditures capitalization	51,698	36,821
Net operating loss carryforwards	17,484	18,173
Gross deferred tax assets	131,408	118,019
Valuation allowance	(45,864)	(43,295)
Total deferred tax assets	85,544	74,724
Right-of-use assets	(5,445)	(5,219)
Acquired intangibles and fixed assets	(863)	(4,342)
Unrealized investment gains	(103)	(103)
Tax on undistributed earnings	(169)	(146)
Total deferred tax liabilities	(6,580)	(9,810)
Net deferred tax assets	$78,964	$64,914

We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 30, 2023, we maintained a valuation allowance of $45.9 million, primarily related to California deferred tax assets

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
and foreign tax credit carryovers, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings in both our U.S. and non-U.S. jurisdictions, support our decision to not record a valuation allowance on other deferred tax assets.

Tax Credits and Carryforwards
Tax credits and carryforwards available to us at December 30, 2023 consisted of the following (in thousands):

	Amount	Latest Expiration Date
Federal research and development tax credit	$19,672	2040-2042
Foreign tax credit carryforwards	948	2024-2027
California research credits	57,077	Indefinite
State net operating loss carryforwards	241,241	2026-Indefinite
Singapore net operating loss carryforwards	4,279	Indefinite

Undistributed Earnings
As of December 30, 2023, unremitted earnings of foreign subsidiaries was estimated at $39.3 million. We intend to permanently invest $12.0 million of undistributed earnings indefinitely outside of the U.S. To the extent we repatriate the remaining $27.3 million of undistributed foreign earnings to the U.S., we established a deferred tax liability of $0.2 million for foreign withholding taxes. Our estimates are provisional and subject to change because of the complexity and variety of assumptions necessary to compute the tax.

Unrecognized Tax Benefits
We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Unrecognized tax benefit, beginning balance	$40,098	$35,745	$32,497
Additions based on tax positions related to the current year	4,726	3,868	3,201
Additions based on tax positions from prior years	858	795	124
Reductions for tax positions of prior years	—	—	—
Reductions due to lapse of the applicable statute of limitations	(108)	(310)	(77)
Unrecognized tax benefit, ending balance	$45,574	$40,098	$35,745

Interest and penalties recognized as a component of provision for income taxes	$34	$30	$40
Interest and penalties accrued at period end	63	85	188

Of the unrecognized tax benefits at December 30, 2023, $24.0 million would impact the effective tax rate if recognized.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 30, 2023, changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

At December 30, 2023, our tax years 2020 through 2023, 2019 through 2023 and 2018 through 2023 remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Employee Benefit Plans

We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The total charge to net income under the 401(k) plan for fiscal 2023, 2022 and 2021 aggregated to $2.3 million, $2.7 million and $2.7 million, respectively.

Note 17—Segments and Geographic Information

We operate in two reportable segments consisting of the Probe Cards Segment and the Systems Segment.

Our chief operating decision maker (“CODM”) is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company.

The following table summarizes the operating results by reportable segment (dollars in thousands):

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$497,903	$165,199	$—	$663,102
Gross profit	185,392	84,735	(11,547)	258,580
Gross margin	37.2%	51.3%		39.0%

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$591,422	$156,515	$—	$747,937
Gross profit	235,562	80,937	(20,490)	296,009
Gross margin	39.8%	51.7%		39.6%

	Fiscal 2021
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$633,281	$136,393	$—	$769,674
Gross profit	279,873	65,834	(22,940)	322,767
Gross margin	44.2%	48.3%		41.9%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine executive compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of stock-based compensation expense, intangible assets, acquisition-related costs, including charges related to inventory and fixed assets stepped up to fair value, restructuring charges, and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue, by geographic region, as a percentage of total revenues based upon ship-to location:

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
United States	25.9%	17.1%	15.9%
Taiwan	22.3	22.7	24.2
South Korea	17.8	14.9	16.0
China	13.8	21.5	21.2
Europe	5.9	5.2	5.7
Japan	5.5	5.1	4.7
Malaysia	4.0	6.7	6.4
Singapore	2.8	5.3	4.7
Rest of World	2.0	1.5	1.2
Total Revenues	100.0%	100.0%	100.0%

The following table summarizes revenue by market (in thousands):

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	December 25, 2021
Foundry & Logic	$363,539	$409,196	$435,812
DRAM	113,779	133,446	156,049
Flash	20,585	48,780	41,420
Systems	165,199	156,515	136,393
Total revenues	$663,102	$747,937	$769,674

The following table summarizes revenue by timing of revenue recognition (in thousands):

	Fiscal Year Ended
	December 30, 2023			December 31, 2022			December 25, 2021
	Probe Cards	Systems	Total	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Products transferred at a point in time	$494,624	$155,145	$649,769	$587,738	$144,456	$732,194	$630,038	$124,788	$754,826
Services transferred over time	3,279	10,054	13,333	3,684	12,059	15,743	3,243	11,605	14,848
Total	$497,903	$165,199	$663,102	$591,422	$156,515	$747,937	$633,281	$136,393	$769,674

Long-lived assets, comprised of Operating lease, Right-of-use assets, Property, plant and equipment, net, Goodwill and Intangibles, net, reported based on the location of the asset was as follows (in thousands):

	December 30, 2023	December 31, 2022	December 25, 2021
United States	$414,607	$406,529	$372,338
Europe	23,204	42,640	47,700
Asia-Pacific	11,135	10,236	10,368
Total	$448,946	$459,405	$430,406

Note 18—New Accounting Pronouncements

ASU 2023-09
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The standard also requires that entities disclose income before income taxes and provision for income taxes disaggregated between

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
domestic and foreign. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have not yet determined the impact of this standard on our financial statements.

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU includes requirements that an entity disclose the title of the CODM and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We have not yet determined the impact of this standard on our financial statements.

ASU 2020-04
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides temporary optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR“) or another reference rate expected to be discontinued. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” extending the relief offered in Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the optional expedients in Topic 848.

In May 2023, the Company entered into a rate replacement amendment to its credit facility loan agreement to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) and concurrently signed an amendment to modify the floating rate option on its interest rate swap to match that of the debt. The Company applied practical expedients provided in Topic 848 allowing the modified instrument to be accounted for and presented in the same manner as the instrument existing before the modification. These modifications did not have a significant impact on our financial statements.

Note 19-Subsequent Events

On February 7, 2024, the Company announced entry into a definitive agreement to sell its China operations to Grand Junction Semiconductor Pte. Ltd. for $25.0 million in cash, subject to customary purchase price adjustments, and establish an exclusive distribution and partnership agreement to continue sales and support of our products to the region. The following subsidiaries are included as part of the divestiture: Microprobe HongKong Limited, FormFactor Technology (Suzhou) Co. Ltd., Cascade Microtech Singapore Pte, Ltd, and FormFactor International (Shanghai) Trading Co., Ltd.