Form 10-Q
period 2024-03-30
FORMFACTOR INC
filed 2024-05-07
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
Or
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

As of May 1, 2024, 77,170,041 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 30, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$186,296	$177,812
Marketable securities	162,863	150,507
Accounts receivable, net of allowance for credit losses of $501 and $501	96,407	102,957
Inventories, net	108,774	111,685
Restricted cash	5,865	1,152
Prepaid expenses and other current assets	28,291	29,667
Total current assets	588,496	573,780
Restricted cash	2,220	2,309
Operating lease, right-of-use-assets	28,543	30,519
Property, plant and equipment, net of accumulated depreciation	205,772	204,399
Goodwill	199,653	201,090
Intangibles, net	12,297	12,938
Deferred tax assets	80,007	78,964
Other assets	2,810	2,795
Total assets	$1,119,798	$1,106,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,995	$63,857
Accrued liabilities	37,716	41,037
Current portion of term loan, net of unamortized issuance costs	1,083	1,075
Deferred revenue	17,519	16,704
Operating lease liabilities	8,245	8,422
Total current liabilities	130,558	131,095
Term loan, less current portion, net of unamortized issuance costs	13,041	13,314
Long-term operating lease liabilities	23,432	25,334
Deferred grant	18,000	18,000
Other liabilities	11,017	10,247
Total liabilities	196,048	197,990

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,241,118 and 77,376,903 shares issued and outstanding	77	77
Additional paid-in capital	857,326	861,448
Accumulated other comprehensive loss	(6,765)	(4,052)
Accumulated income	73,112	51,331
Total stockholders’ equity	923,750	908,804
Total liabilities and stockholders’ equity	$1,119,798	$1,106,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	$168,725	$167,448
Cost of revenues	105,987	106,370
Gross profit	62,738	61,078
Operating expenses:
Research and development	28,627	28,245
Selling, general and administrative	33,079	32,742
Total operating expenses	61,706	60,987
Gain on sale of business	20,271	—
Operating income	21,303	91
Interest income, net	3,156	1,276
Other income, net	520	23
Income before income taxes	24,979	1,390
Provision for income taxes	3,198	48
Net income	$21,781	$1,342
Net income per share:
Basic	$0.28	$0.02
Diluted	$0.28	$0.02
Weighted-average number of shares used in per share calculations:
Basic	77,452	77,066
Diluted	78,490	77,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Net income	$21,781	$1,342
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,283)	832
Unrealized gains (losses) on available-for-sale marketable securities	(198)	603
Unrealized losses on derivative instruments	(232)	(43)
Other comprehensive income (loss)	(2,713)	1,392
Comprehensive income	$19,068	$2,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income (Deficit)	Total

	Three Months Ended March 30, 2024
Balances, December 30, 2023	77,376,903	$77	$861,448	$(4,052)	$51,331	$908,804
Issuance of common stock under the Employee Stock Purchase Plan	197,014	—	4,948	—	—	4,948
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	78,957	—	(1,840)	—	—	(1,840)
Purchase and retirement of common stock through repurchase program	(411,756)	—	(17,398)	—	—	(17,398)
Stock-based compensation	—	—	10,168	—	—	10,168
Other comprehensive loss	—	—	—	(2,713)	—	(2,713)
Net income	—	—	—	—	21,781	21,781
Balances, March 30, 2024	77,241,118	$77	$857,326	$(6,765)	$73,112	$923,750

	Three Months Ended April 1, 2023
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	210,055	—	5,024	—	—	5,024
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	17,378	—	(387)	—	—	(387)
Stock-based compensation	—	—	8,716	—	—	8,716
Other comprehensive income	—	—	—	1,392	—	1,392
Net income	—	—	—	—	1,342	1,342
Balances, April 1, 2023	77,142,023	$77	$858,195	$(4,186)	$(29,714)	$824,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$21,781	$1,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,193	7,576
Amortization	640	2,378
Reduction in the carrying amount of right-of-use assets	1,415	1,690
Stock-based compensation expense	10,405	9,290
Deferred income tax benefit	(1,293)	(145)
Provision for excess and obsolete inventories	3,146	4,973
Gain on sale of business	(20,271)	—
Other adjustments to reconcile net income to net cash provided by operating activities	176	278
Changes in assets and liabilities:
Accounts receivable	6,466	(15,926)
Inventories	(4,926)	1,375
Prepaid expenses and other current assets	1,224	1,009
Other assets	17	(55)
Accounts payable	4,948	(1,819)
Accrued liabilities	(1,963)	(10,209)
Other liabilities	1,085	319
Deferred revenues	4,499	(6,046)
Deferred grant	—	18,000
Operating lease liabilities	(1,530)	(1,721)
Net cash provided by operating activities	33,012	12,309
Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,436)	(19,701)
Proceeds from sale of business	21,275	—
Purchases of marketable securities	(37,472)	(27,311)
Proceeds from maturities and sales of marketable securities	25,813	33,473
Net cash used in investing activities	(3,820)	(13,539)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,948	5,024
Purchase of common stock through stock repurchase program	(17,334)	—
Tax withholdings related to net share settlements of equity awards	(1,840)	(387)
Payments on term loan	(266)	(259)
Net cash provided by (used in) financing activities	(14,492)	4,378
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,592)	(276)
Net increase in cash, cash equivalents and restricted cash	13,108	2,872
Cash, cash equivalents and restricted cash, beginning of period	181,273	112,982
Cash, cash equivalents and restricted cash, end of period	$194,381	$115,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 30, 2024	April 1, 2023
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$2,567	$3,755
Operating lease, right-of-use assets obtained in exchange for lease obligations	—	727

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,423	$7,391
Cash paid for interest	100	106
Operating cash outflows from operating leases	2,305	2,191

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$186,296	$112,360
Restricted cash, current	5,865	1,207
Restricted cash, non-current	2,220	2,287
Total cash, cash equivalents and restricted cash	$194,381	$115,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on February 23, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2024 and 2023 each contain 52 weeks and the three months ended March 30, 2024 and April 1, 2023 each contained 13 weeks. Fiscal 2024 will end on December 28, 2024.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended March 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation.

New Accounting Pronouncements
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The standard also requires that entities disclose income before income taxes and provision for income taxes disaggregated between domestic and foreign. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have not yet determined the impact of this standard on our financial statements.

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU includes requirements that an entity disclose the title of the chief operating decision maker (“CODM”) and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional measures of segment profit. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. We have not yet determined the impact of this standard on our financial statements.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
Intel Corporation	15.7%	20.0%
SK Hynix Inc.	15.5	*
Samsung Electronics., LTD.	12.4	*
	43.6%	20.0%

At March 30, 2024 and December 30, 2023, two customers accounted for 19.0% and 13.5% and two customers accounted for 17.8% and 11.0% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Raw materials	$61,228	$50,808
Work-in-progress	28,753	39,336
Finished goods	18,793	21,541
	$108,774	$111,685

Note 4 — Divestitures

China Operations Divestiture
On February 7, 2024, the Company entered into a definitive agreement to sell its China operations to Grand Junction Semiconductor Pte. Ltd. (“Grand Junction”) for $25.0 million in cash, subject to customary purchase price adjustments, and establish an exclusive distribution and partnership agreement to continue sales and support of our products in the region. The following subsidiaries were included as part of the divestiture: Microprobe Hong Kong Limited, FormFactor Technology (Suzhou) Co. Ltd., Cascade Microtech Singapore Pte, Ltd, and FormFactor International (Shanghai) Trading Co., Ltd. These entities supported the Probe Cards and Systems segments.

On February 26, 2024, we closed on the sale of the operations in China to Grand Junction and received total consideration of $21.1 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the China operations did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture, which are subject to further post-closing adjustment (in thousands):

February 26, 2024
Gross purchase price	$25,000
Estimated working capital adjustment	(151)
Cash transferred to the buyer at closing	(2,743)
Direct costs to sell	(986)
Fair value of sale consideration, net	$21,120

The carrying amount of net assets associated with the China operations was approximately $1.2 million. The major classes of assets and liabilities sold consisted of the following (in thousands):

February 26, 2024
ASSETS
Accounts receivable, net	$1,174
Inventories, net	3,729
Other current assets	391
Total current assets	5,294
Property, plant and equipment, net	1,283
Goodwill	1,117
Other assets	3,029
Total assets	$10,723
LIABILITIES
Deferred Revenue	$3,739
Other current liabilities	1,546
Other liabilities	4,283
Total liabilities	$9,568

As a result of the divestiture, the Company recognized a pre-tax gain of $20.0 million. The Company recorded an income tax liability associated with the divestiture of approximately $3.3 million.

FRT Divestiture
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

On November 1, 2023, we closed on the sale of the FRT business to Camtek and received net cash proceeds of $100.1 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the FRT business did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture (in thousands):

November 1, 2023
Gross purchase price	$99,100
Working capital adjustment	4,266
Cash transferred to the buyer at closing	(2,049)
Direct costs to sell	(1,225)
Fair value of sale consideration, net	$100,092

The carrying amount of net assets associated with the FRT business was approximately $26.8 million. The major classes of assets and liabilities sold consisted of the following (in thousands):

November 1, 2023
ASSETS
Accounts receivable, net	$7,738
Inventories, net	6,446
Other current assets	635
Total current assets	14,819
Intangibles, net	6,897
Goodwill	10,660
Other assets	1,612
Total assets	$33,988
LIABILITIES
Current liabilities	$4,300
Other liabilities	2,856
Total liabilities	$7,156

As a result of the divestiture, the Company recognized a pre-tax gain of $73.3 million. The Company recorded an income tax liability associated with the divestiture of approximately $6.0 million.

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 31, 2022	$178,424	$33,020	$211,444
Reduction - FRT divestiture	—	(10,660)	(10,660)
Foreign currency translation	—	306	306
Goodwill, as of December 30, 2023	178,424	22,666	201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(320)	(320)
Goodwill, as of March 30, 2024	$177,369	$22,284	$199,653

We have not recorded goodwill impairments for the three months ended March 30, 2024.

Intangible assets were as follows (in thousands):

	March 30, 2024			December 30, 2023
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,341	$148,642	$10,699	$159,593	$148,445	$11,148
Customer relationships	47,945	46,816	1,129	48,022	46,712	1,310
Trade name	7,779	7,710	69	7,808	7,728	80
In-process research and development	400	—	400	400	—	400
	$215,465	$203,168	$12,297	$215,823	$202,885	$12,938

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of revenues	$449	$831
Selling, general and administrative	191	1,547
	$640	$2,378

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2024	$1,921
2025	2,330
2026	1,630
2027	1,630
2028	1,630
Thereafter	2,756
$11,897

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Accrued compensation and benefits	$21,562	$20,073
Accrued income and other taxes	7,412	8,205
Accrued warranty	3,668	3,177
Employee stock purchase plan contributions withheld	1,829	4,263
Other accrued expenses	3,245	5,319
	$37,716	$41,037

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 30, 2024 or the year ended December 30, 2023.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 30, 2024	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$116,991	$—	$116,991
U.S. treasuries	999	—	999
Commercial paper	—	2,991	2,991
	117,990	2,991	120,981
Marketable securities:
U.S. treasuries	62,579	—	62,579
U.S. agency securities	—	11,629	11,629
Corporate bonds	—	75,880	75,880
Commercial paper	—	12,775	12,775
	62,579	100,284	162,863
Foreign exchange derivative contracts	—	61	61
Interest rate swap derivative contract	—	2,170	2,170
Total assets	$180,569	$105,506	$286,075
Liabilities:
Foreign exchange derivative contracts	$—	$(220)	$(220)
Total liabilities	$—	$(220)	$(220)

December 30, 2023	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$110,980	$—	$110,980
U.S. treasuries	4,581	—	4,581
	115,561	—	115,561
Marketable securities:
U.S. treasuries	45,837	—	45,837
U.S. agency securities	—	10,003	10,003
Corporate bonds	—	81,350	81,350
Commercial paper	—	13,317	13,317
	45,837	104,670	150,507
Foreign exchange derivative contracts	—	284	284
Interest rate swap derivative contract	—	1,989	1,989
Total assets	$161,398	$106,943	$268,341
Liabilities:
Foreign exchange derivative contracts	$—	$(30)	$(30)
Total liabilities	$—	$(30)	$(30)

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

Interest Rate Swap
The fair value of our interest rate swap contract is determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contract qualifies for, and is designated as a cash flow hedge. The hedged risk is the interest rate exposure to changes in interest payments attributable to changes in our variable-rate interest over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. Cash settlements, in the form of cash payments or cash receipts, are recognized as a component of interest expense. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts are recorded within Prepaid expenses and other current assets and Other assets in our Condensed Consolidated Balance Sheets.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 30, 2024 will mature by the first quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of March 30, 2024 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro Dollar	Buy	26,916	$29,357
Japanese Yen	Sell	2,471,086	16,388
Korean Won	Buy	3,168,510	2,357
Taiwan Dollar	Sell	93,654	2,925

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 30, 2024 or April 1, 2023.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Balance at beginning of period	$3,177	$4,199
Accruals	2,729	1,390
Settlements	(2,238)	(1,717)
Balance at end of period	$3,668	$3,872

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 30, 2024	December 30, 2023
Land	$17,124	$17,124
Building and building improvements	46,375	46,526
Machinery and equipment	289,291	286,215
Computer equipment and software	46,701	46,866
Furniture and fixtures	7,513	7,490
Leasehold improvements	90,913	91,063
Sub-total	497,917	495,284
Less: Accumulated depreciation and amortization	(361,869)	(358,021)
Net, property, plant and equipment	136,048	137,263
Construction-in-process	69,724	67,136
Total	$205,772	$204,399

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and fiscal 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing the remaining shares available for repurchase under the program.

On October 30, 2023, our Board of Directors authorized an additional two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023 we repurchased and retired 32,020 shares of common stock for $1.2 million. During the three months ended March 30, 2024, we repurchased and retired 411,756 shares of common stock for $17.4 million (including excise tax accrued), and as of March 30, 2024, $56.4 million remained available for future repurchases.

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

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 30, 2023	2,165,729	$35.85
Awards granted	16,253	42.26
Awards vested	(122,498)	30.65
Awards forfeited	(5,431)	33.90
RSUs at March 30, 2024	2,054,053	36.16

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no market based PRSUs granted during the three months ended March 30, 2024. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
March 30, 2024
Shares issued	197,014
Weighted average per share purchase price	$25.11
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(13.66)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Cost of revenues	$1,928	$1,910
Research and development	2,613	2,372
Selling, general and administrative	5,864	5,008
Total stock-based compensation	$10,405	$9,290

Unrecognized Compensation Costs
At March 30, 2024, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$40,890	1.84
Performance restricted stock units	9,170	1.83
Employee stock purchase plan	1,055	0.34
Total unrecognized stock-based compensation expense	$51,115	1.80

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Weighted-average shares used in computing basic net income per share	77,452	77,066
Add potentially dilutive securities	1,038	189
Weighted-average shares used in computing diluted net income per share	78,490	77,255

Securities not included as they would have been antidilutive	—	1,121

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of March 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 to 11 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 to 3 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 4 years as of March 30, 2024 and the weighted-average discount rate was 4.64%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Lease expense:
Operating lease expense	$2,130	$1,952
Short-term lease expense	60	157
Variable lease expense	810	746
	$3,000	$2,855

Future minimum payments under our non-cancelable operating leases were as follows as of March 30, 2024 (in thousands):

Fiscal Year	Amount
Remainder of 2024	$9,037
2025	9,084
2026	7,651
2027	7,222
2028	3,903
Thereafter	1,401
Total minimum lease payments	38,298
Less: interest	(6,621)
Present value of net minimum lease payments	31,677
Less: current portion	(8,245)
Total long-term operating lease liabilities	$23,432

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On March 30, 2024, we had $11.3 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 73.3% of our remaining performance obligations as revenue in the remainder of fiscal 2024, approximately 21.9% in fiscal 2025, and approximately 4.8% in fiscal 2026 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 30, 2024 and December 30, 2023 were $5.3 million and $3.8 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 30, 2024 and December 30, 2023 were $18.7 million and $18.0 million, respectively. During the three months ended March 30, 2024, we recognized $6.5 million of revenue that was included in contract liabilities as of December 30, 2023.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense, as the amortization period is typically less than one year.

Revenue by category: Refer to Note 15, Operating Segments and Enterprise-Wide Information, for further details.

Note 15 — Operating Segments and Enterprise-Wide Information

Our CODM is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	March 30, 2024				April 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$136,701	$32,024	$—	$168,725	$127,328	$40,120	$—	$167,448
Gross profit	50,791	14,506	(2,559)	62,738	43,623	20,746	(3,291)	61,078
Gross margin	37.2%	45.3%		37.2%	34.3%	51.7%		36.5%

Operating results provide useful information to our management for assessment of our performance and results of operations. Certain components of our operating results are utilized to determine compensation along with other measures.

Corporate and Other includes unallocated expenses relating to amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, share-based compensation, and restructuring charges which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 30, 2024			April 1, 2023
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$86,768	$—	$86,768	$101,562	$—	$101,562
DRAM	45,896	—	45,896	19,890	—	19,890
Flash	4,037	—	4,037	5,876	—	5,876
Systems	—	32,024	32,024	—	40,120	40,120
Total	$136,701	$32,024	$168,725	$127,328	$40,120	$167,448
Timing of revenue recognition:
Products transferred at a point in time	$135,641	$28,784	$164,425	$126,678	$36,710	$163,388
Products and services transferred over time	1,060	3,240	4,300	650	3,410	4,060
Total	$136,701	$32,024	$168,725	$127,328	$40,120	$167,448
Geographical region:
South Korea	$50,672	$45	$50,717	$19,572	$1,203	$20,775
United States	35,596	10,170	45,766	24,641	13,090	37,731
Taiwan	27,179	2,698	29,877	38,897	1,432	40,329
China	8,686	6,927	15,613	18,476	8,623	27,099
Europe	3,528	5,321	8,849	3,426	6,000	9,426
Japan	4,347	4,195	8,542	7,136	3,841	10,977
Singapore	3,516	1,242	4,758	3,200	2,140	5,340
Malaysia	1,608	255	1,863	10,324	946	11,270
Rest of the world	1,569	1,171	2,740	1,656	2,845	4,501
Total	$136,701	$32,024	$168,725	$127,328	$40,120	$167,448

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to global, regional or national public health-related crises and the impact of our responses to them, the interpretation and impacts of changes in export controls and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended

December 30, 2023 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle — from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance and advancing yield knowledge.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $21.8 million in the first three months of fiscal 2024 as compared to $1.3 million in the first three months of fiscal 2023. On February 26, 2024, we completed the sale of our China operations and established an exclusive distribution and partnership agreement to continue sales and support of our products in the region (the “China Transaction”). As a result of the China Transaction, we received estimated net consideration of $21.1 million and the China Transaction resulted in an estimated gain of $20.0 million, subject to customary adjustments for changes in net working capital and similar items.

The increase in net income in the first three months of fiscal 2024 compared to the first three months of fiscal 2023 was primarily due to the $20.0 million estimated gain recognized from the China Transaction. Apart from this gain, the semiconductor industry weakness that began in the third quarter of fiscal 2022 continued into fiscal 2024, impacting most markets within our Probe Cards segment. Furthermore, due to the sale of our FRT Metrology business in the fourth quarter of fiscal 2023, our Systems segment revenues were impacted due to the decreased metrology system sales.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 30, 2024, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 30, 2023.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 30, 2024	April 1, 2023
Revenues	100.0%	100.0%
Cost of revenues	62.8	63.5
Gross profit	37.2	36.5
Operating expenses:
Research and development	17.0	16.9
Selling, general and administrative	19.6	19.5
Total operating expenses	36.6	36.4
Gain on sale of business	12.0	—
Operating income	12.6	0.1
Interest income, net	1.9	0.7
Other income, net	0.3	—
Income before income taxes	14.8	0.8
Provision for income taxes	1.9	—
Net income	12.9%	0.8%

Revenues by Segment and Market

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands)
Probe Cards	$136,701	$127,328
Systems(1)	32,024	40,120
	$168,725	$167,448
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT Metrology business. As a result, metrology systems revenue will not recur in future periods. We generated no metrology systems revenue during the three months ended March 30, 2024, compared to $4.1 million during the three months ended April 1, 2023.

	Three Months Ended
	March 30, 2024	% of Revenues	April 1, 2023	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$86,768	51.4%	$101,562	60.6%	$(14,794)	(14.6)%
DRAM	45,896	27.2	19,890	11.9	26,006	130.7
Flash	4,037	2.4	5,876	3.5	(1,839)	(31.3)
Systems Market:
Systems(1)	32,024	19.0	40,120	24.0	(8,096)	(20.2)
Total revenues	$168,725	100.0%	$167,448	100.0%	$1,277	0.8%
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT Metrology business. As a result, metrology systems revenue will not recur in future periods. We generated no metrology systems revenue during the three months ended March 30, 2024, compared to $4.1 million during the three months ended April 1, 2023.

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, was driven by continued weakness in demand in the semiconductor industry, especially in the personal computer and mobile sectors, that has resulted in decreased unit sales across the majority of our major customers.

DRAM — The increase in DRAM product revenue for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, was driven by increased demand for high bandwidth memory (“HBM”) chips utilized in generative artificial intelligence applications.

Flash — The decrease in Flash product revenue for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, was driven by lower customer production activity and demand for our products.

Systems — The decrease in Systems market revenue for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, was driven primarily by the absence of sales of our metrology systems from our FRT Metrology business, which was sold in the fourth quarter of fiscal 2023, and decreased sales of cryogenic systems. The decrease in Systems revenue from sources not associated with metrology systems was $4.0 million, or 11.0%, for the three months ended March 30, 2024, driven primarily by timing of demand for our cryogenic systems.
Revenues by Geographic Region

	Three Months Ended
	March 30, 2024	% of Revenues	April 1, 2023	% of Revenues

	(Dollars in thousands)
South Korea	$50,717	30.1%	$20,775	12.4%
United States	45,766	27.1	37,731	22.5
Taiwan	29,877	17.7	40,329	24.1
China	15,613	9.3	27,099	16.2
Europe	8,849	5.2	9,426	5.6
Japan	8,542	5.1	10,977	6.6
Singapore	4,758	2.8	5,340	3.2
Malaysia	1,863	1.1	11,270	6.7
Rest of the world	2,740	1.6	4,501	2.7
Total revenues	$168,725	100.0%	$167,448	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three months ended March 30, 2024, compared to the three months ended April 1, 2023, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, and product sales mix. Specifically, the changes in revenue by geographic region was attributable to the following:
•The increase in revenue for South Korea was driven principally by increased demand for our DRAM products, including HBM.
•The decrease in revenues for Taiwan was driven principally by decreased demand for our Foundry & Logic products.
•The increase in revenues for the United States, and decreases in revenues for China and Malaysia, were driven principally by a single large U.S.-based company with operations in these regions that shifted shipments from these regions to the United States. We expect the trade restrictions to continue to drive multinational customers to concentrate operations in regions other than China, impacting our geographical mix.
•The decrease in revenues for China was also impacted by lowered demand from a large Chinese DRAM integrated device manufacturer and the impact of expanded export license requirements imposed by the U.S. government beginning the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology to China.

Cost of Revenues and Gross Margins
Cost of revenues consists primarily of manufacturing materials, compensation and benefits, shipping and handling costs, manufacturing-related overhead (including equipment costs, related occupancy, and computer services), warranty costs, inventory adjustments (including write-downs for inventory obsolescence), and amortization of certain intangible assets. Our manufacturing operations rely on a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs, inventory provisions and amortization of certain intangible assets as cost of revenues.

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change
Gross profit	$62,738	$61,078	$1,660	2.7%
Gross margin	37.2%	36.5%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 30, 2024				April 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$50,791	$14,506	$(2,559)	$62,738	$43,623	$20,746	$(3,291)	$61,078
Gross margin	37.2%	45.3%		37.2%	34.3%	51.7%		36.5%

Probe Cards — For the three months ended March 30, 2024, gross profit and gross margins increased compared to the three months ended April 1, 2023, primarily due to greater revenues and a more favorable absorption of costs on higher production volumes, as well as lower inventory excess and obsolescence reserves. This was partially offset by an unfavorable product mix resulting from a higher concentration of sales of lower-margin DRAM products, up from 15.6% of Probe Card sales to 33.6% of Probe Card sales, and a lower concentration of Foundry & Logic sales, down from 79.8% of Probe Card sales to 63.5% of Probe Card sales, and higher warranty costs.

Systems — For the three months ended March 30, 2024, gross profit and gross margins decreased compared to the three months ended April 1, 2023, primarily as a result of a less favorable product mix.

Corporate and Other — Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. For the three months ended March 30, 2024, Corporate and Other gross profit increased compared to the three months ended April 1, 2023, primarily from the absence of amortization expense associated with our FRT Metrology business, which was sold during the fourth quarter of fiscal 2023.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 30, 2024, compared to the three months ended April 1, 2023, gross profit and gross margins have increased primarily as a result of more favorable absorption of costs and lower inventory excess and obsolescence reserves, partially offset by an unfavorable product mix, as described above.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock-based compensation	$1,928	$1,910

Research and Development

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,627	$28,245	$382	1.4%
% of revenues	17.0%	16.9%

Research and development expenses in the three months ended March 30, 2024 increased compared to the corresponding period in the prior year primarily due to increased project material costs and stock-based compensation expense, partially offset by lower employee compensation costs due to decreased headcount.

A detail of the changes is as follows (in thousands):

Three Months Ended March 30, 2024 compared to Three Months Ended April 1, 2023
Employee compensation costs	$(1,242)
Project material costs	1,151
Other general operational costs	341
Stock-based compensation	241
Depreciation	(109)
$382

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock-based compensation	$2,613	$2,372

Selling, General and Administrative

	Three Months Ended
	March 30, 2024	April 1, 2023	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$33,079	$32,742	$337	1.0%
% of revenues	19.6%	19.5%

Selling, general and administrative expenses increased in the three months ended March 30, 2024 compared to the corresponding period in the prior year. The drivers of the increase for the three month period were increased transaction expenses related to the sale of our FRT Metrology business in the fourth quarter of fiscal 2023 and the China Transaction in the first quarter of fiscal 2024, increased stock-based compensation expense from an increase in weighted average fair value of awards outstanding, and increased recruiting costs, partially offset by lower amortization expense from significant intangible assets becoming fully amortized and lower restructuring charges.

A detail of the changes is as follows (in thousands):

Three Months Ended March 30, 2024 compared to Three Months Ended April 1, 2023
Amortization of intangible assets	$(1,355)
Consulting fees	1,177
Stock-based compensation	856
Restructuring charges	(826)
Recruiting costs	413
Employee compensation costs	(376)
General operating expenses	448
$337

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 30, 2024	April 1, 2023
Stock-based compensation	$5,864	$5,008

Gain on sale of business
Gain on sale of business represents the gain recognized from the China Transaction of $20.0 million and an adjustment to the gain recognized from the sale of our FRT Metrology business of $0.3 million. See Note 4, Divestitures, for additional information.

Interest Income (Expense), Net
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended March 30, 2024 compared with the corresponding period of the prior year, was attributable to an increase in weighted average yields due to the higher interest rate environment and on higher invested balances.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three months ended March 30, 2024 decreased compared to the corresponding period of the prior year due to lower outstanding debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands, except percentages)
Provision for income taxes	$3,198	$48
Effective tax rate	12.8%	3.5%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for the three months ended March 30, 2024 compared to the corresponding period in the prior year was primarily driven by higher taxable income with consistent rate impacting items.

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

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $457.9 million at March 30, 2024, compared to $442.7 million at December 30, 2023.

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

Our cash, cash equivalents and marketable securities totaled approximately $349.2 million at March 30, 2024, compared to $328.3 million at December 30, 2023. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 30, 2024	April 1, 2023

	(In thousands)
Net cash provided by operating activities	$33,012	$12,309
Net cash used in investing activities	$(3,820)	$(13,539)
Net cash provided by (used in) financing activities	$(14,492)	$4,378

Operating Activities
Net cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the three months ended March 30, 2024 was attributable to net income of $21.8 million, an increase in net working capital of $9.8 million, and net non-cash income of $1.4 million. The cash generated from net working capital is related to decreased accounts receivable, net of $6.5 million and increased accounts payable and deferred revenue of $4.9 million and $4.5 million, respectively, partially offset by increased inventories of $4.9 million. The non-cash income consisted of the $20.3 million gain on sale of business, offset by depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the three months ended March 30, 2024 primarily related to $13.4 million in property, plant and equipment purchases and $11.7 million in net purchases of marketable securities, offset by $21.3 million cash provided by the sale of businesses.

Financing Activities

Net cash used in financing activities for the three months ended March 30, 2024 primarily related to $17.3 million used to purchase common stock under our stock repurchase program, $1.8 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $4.9 million received from issuances of common stock under our employee stock purchase plan.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 30, 2024, before consideration of the interest rate swap discussed in the next paragraph, was 7.19%. As of March 30, 2024, the balance outstanding pursuant to the Building Term Loan was $14.2 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of March 30, 2024, the notional amount of the loan that is subject to this interest rate swap is $14.2 million.

Stock Repurchase Programs

On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and fiscal 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing the remaining shares available for repurchase under the program.

On October 30, 2023, our Board of Directors authorized an additional two-year program to repurchase up to $75.0 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023, we repurchased and retired 32,020 shares of common stock for $1.2 million. During the three months ended March 30, 2024, we repurchased and retired 411,756 shares of common stock for $17.4 million, and as of March 30, 2024, $56.4 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of March 30, 2024:

	Payments Due In Fiscal Year
	Remainder 2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$9,037	$9,084	$7,651	$7,222	$3,903	$1,401	$38,298
Term loans - principal payments	813	1,111	1,142	1,175	1,208	8,732	14,181
Term loans - interest payments (1)	762	935	856	771	687	2,160	6,171
Total	$10,612	$11,130	$9,649	$9,168	$5,798	$12,293	$58,650
(1) Represents our minimum interest payment commitments at 7.19% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $50.3 million as of March 30, 2024. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of March 30, 2024. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 30, 2024, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Standards

For a description of a recent change in accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1, Basis of Presentation and Significant Accounting Policies, in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023. Our exposure to market risk has not changed materially since December 30, 2023.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 30, 2024 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2023. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2023 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended March 30, 2024:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)(2)
December 31, 2023 - January 27, 2024	—	$—	—	$73,834,628
January 28, 2024 - February 24, 2024	59,656	39.65	59,656	71,469,304
February 25, 2024 - March 30, 2024	352,100	42.70	352,100	56,436,318
	411,756	$42.25	411,756

1 In October 2023, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time. This share repurchase program will expire October 2025.
2 Amounts include the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and reduces the amount available under the repurchase program, as applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 7, 2024	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)