Form 10-Q
period 2024-06-29
FORMFACTOR INC
filed 2024-08-07
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
Or
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

As of July 31, 2024, 77,389,392 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 29, 2024	December 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$195,914	$177,812
Marketable securities	161,710	150,507
Accounts receivable, net of allowance for credit losses of $501 and $501	113,277	102,957
Inventories, net	114,814	111,685
Restricted cash	5,939	1,152
Prepaid expenses and other current assets	28,964	29,667
Total current assets	620,618	573,780
Restricted cash	2,098	2,309
Operating lease, right-of-use-assets	26,650	30,519
Property, plant and equipment, net of accumulated depreciation	204,102	204,399
Goodwill	199,548	201,090
Intangibles, net	11,657	12,938
Deferred tax assets	88,841	78,964
Other assets	2,751	2,795
Total assets	$1,156,265	$1,106,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,235	$63,857
Accrued liabilities	49,523	41,037
Current portion of term loan, net of unamortized issuance costs	1,090	1,075
Deferred revenue	17,953	16,704
Operating lease liabilities	8,240	8,422
Total current liabilities	139,041	131,095
Term loan, less current portion, net of unamortized issuance costs	12,765	13,314
Long-term operating lease liabilities	21,441	25,334
Deferred grant	18,000	18,000
Other liabilities	17,102	10,247
Total liabilities	208,349	197,990

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,281,052 and 77,376,903 shares issued and outstanding	77	77
Additional paid-in capital	863,283	861,448
Accumulated other comprehensive loss	(7,948)	(4,052)
Accumulated income	92,504	51,331
Total stockholders’ equity	947,916	908,804
Total liabilities and stockholders’ equity	$1,156,265	$1,106,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	$197,474	$155,916	$366,199	$323,364
Cost of revenues	110,574	95,633	216,561	202,003
Gross profit	86,900	60,283	149,638	121,361
Operating expenses:
Research and development	31,564	28,340	60,191	56,585
Selling, general and administrative	37,874	33,255	70,953	65,997
Total operating expenses	69,438	61,595	131,144	122,582
Gain on sale of business	310	—	20,581	—
Operating income (loss)	17,772	(1,312)	39,075	(1,221)
Interest income, net	3,415	1,482	6,571	2,758
Other income, net	360	450	880	473
Income before income taxes	21,547	620	46,526	2,010
Provision (benefit) for income taxes	2,155	(208)	5,353	(160)
Net income	$19,392	$828	$41,173	$2,170
Net income per share:
Basic	$0.25	$0.01	$0.53	$0.03
Diluted	$0.25	$0.01	$0.52	$0.03
Weighted-average number of shares used in per share calculations:
Basic	77,235	77,159	77,343	77,112
Diluted	78,717	77,616	78,746	77,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$19,392	$828	$41,173	$2,170
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,075)	(122)	(3,358)	710
Unrealized gains (losses) on available-for-sale marketable securities	(39)	(85)	(237)	518
Unrealized losses on derivative instruments	(69)	(52)	(301)	(95)
Other comprehensive income (loss)	(1,183)	(259)	(3,896)	1,133
Comprehensive income	$18,209	$569	$37,277	$3,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income (Deficit)	Total

	Three Months Ended June 29, 2024
Balances, March 30, 2024	77,241,118	$77	$857,326	$(6,765)	$73,112	$923,750
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	112,129	—	(1,729)	—	—	(1,729)
Purchase and retirement of common stock through repurchase program	(72,195)	—	(2,904)	—	—	(2,904)
Stock-based compensation	—	—	10,590	—	—	10,590
Other comprehensive loss	—	—	—	(1,183)	—	(1,183)
Net income	—	—	—	—	19,392	19,392
Balances, June 29, 2024	77,281,052	$77	$863,283	$(7,948)	$92,504	$947,916

	Six Months Ended June 29, 2024
Balances, December 30, 2023	77,376,903	$77	$861,448	$(4,052)	$51,331	$908,804
Issuance of common stock under the Employee Stock Purchase Plan	197,014	—	4,948	—	—	4,948
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	191,086	—	(3,569)	—	—	(3,569)
Purchase and retirement of common stock through repurchase program	(483,951)	—	(20,302)	—	—	(20,302)
Stock-based compensation	—	—	20,758	—	—	20,758
Other comprehensive loss	—	—	—	(3,896)	—	(3,896)
Net income	—	—	—	—	41,173	41,173
Balances, June 29, 2024	77,281,052	$77	$863,283	$(7,948)	$92,504	$947,916

	Three Months Ended July 1, 2023
Balances, April 1, 2023	77,142,023	$77	$858,195	$(4,186)	$(29,714)	$824,372
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	41,989	—	(69)	—	—	(69)
Stock-based compensation	—	—	9,391	—	—	9,391
Other comprehensive loss	—	—	—	(259)	—	(259)
Net income	—	—	—	—	828	828
Balances, July 1, 2023	77,184,012	$77	$867,517	$(4,445)	$(28,886)	$834,263

	Six Months Ended July 1, 2023
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	210,055	—	5,024	—	—	5,024
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	59,367	—	(456)	—	—	(456)
Stock-based compensation	—	—	18,107	—	—	18,107
Other comprehensive income	—	—	—	1,133	—	1,133
Net income	—	—	—	—	2,170	2,170
Balances, July 1, 2023	77,184,012	$77	$867,517	$(4,445)	$(28,886)	$834,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$41,173	$2,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,563	15,121
Amortization	1,280	4,766
Reduction in the carrying amount of right-of-use assets	3,195	3,914
Stock-based compensation expense	20,614	18,494
Deferred income tax benefit	(10,181)	(3,639)
Provision for excess and obsolete inventories	6,277	8,628
Gain on sale of business	(20,581)	—
Other adjustments to reconcile net income to net cash provided by operating activities	344	1,801
Changes in assets and liabilities:
Accounts receivable	(10,833)	(6,830)
Inventories	(14,469)	(5,880)
Prepaid expenses and other current assets	2,094	(1,099)
Other assets	14	(83)
Accounts payable	2,317	3,578
Accrued liabilities	10,244	(10,606)
Other liabilities	7,316	456
Deferred revenues	4,940	(9,945)
Deferred grant	—	18,000
Operating lease liabilities	(3,417)	(4,065)
Net cash provided by operating activities	54,890	34,781
Cash flows from investing activities:
Acquisition of property, plant and equipment	(21,834)	(40,177)
Proceeds from sale of business	21,585	—
Purchases of marketable securities	(78,524)	(66,650)
Proceeds from maturities and sales of marketable securities	68,813	58,363
Net cash used in investing activities	(9,960)	(48,464)
Cash flows from financing activities:
Proceeds from issuances of common stock	4,948	5,024
Purchase of common stock through stock repurchase program	(20,271)	—
Tax withholdings related to net share settlements of equity awards	(3,569)	(456)
Payments on term loan	(534)	(519)
Net cash provided by (used in) financing activities	(19,426)	4,049
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,826)	(1,958)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,678	(11,592)
Cash, cash equivalents and restricted cash, beginning of year	181,273	112,982
Cash, cash equivalents and restricted cash, end of year	$203,951	$101,390

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2024	July 1, 2023
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$3,388	$9,187
Operating lease, right-of-use assets obtained in exchange for lease obligations	—	3,635

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$6,924	$9,427
Cash paid for interest	201	212
Operating cash outflows from operating leases	4,563	4,514

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$195,914	$97,981
Restricted cash, current	5,939	1,144
Restricted cash	2,098	2,265
Total cash, cash equivalents and restricted cash	$203,951	$101,390

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2024 and 2023 each contain 52 weeks and the six months ended June 29, 2024 and July 1, 2023 each contained 26 weeks. Fiscal 2024 will end on December 28, 2024.

Significant Accounting Policies
Our significant accounting policies have not changed during the six months ended June 29, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.

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

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
SK hynix Inc.	19.5%	*	17.6%	*
Intel Corporation	16.7%	14.2%	16.3%	17.2%
	36.2%	14.2%	33.9%	17.2%
* Less than 10% of revenues.

At June 29, 2024 and December 30, 2023, two customers accounted for 21.2% and 11.2% and two customers accounted for 17.8% and 11.0% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Raw materials	$53,047	$50,808
Work-in-progress	41,349	39,336
Finished goods	20,418	21,541
	$114,814	$111,685

Note 4 — Divestitures

China Operations Divestiture
On February 7, 2024, the Company entered into a definitive agreement to sell its China operations to Grand Junction Semiconductor Pte. Ltd. (“Grand Junction”) for $25.0 million in cash, subject to customary purchase price adjustments, and establish an exclusive distribution and partnership agreement to continue sales and support of our products in the region. The following subsidiaries were included as part of the divestiture: Microprobe Hong Kong Limited, FormFactor Technology (Suzhou) Co. Ltd., Cascade Microtech Singapore Pte, Ltd, and FormFactor International (Shanghai) Trading Co., Ltd. These entities supported both the Probe Cards and Systems segments.

On February 26, 2024, we closed on the sale of the operations in China to Grand Junction and received total consideration of $21.4 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the China operations did not meet the criteria to be classified as a discontinued operation in the Company’s financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on the Company’s operations and financial results.

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture (in thousands):

February 26, 2024
Gross purchase price	$25,000
Working capital adjustment	159
Cash transferred to the buyer at closing	(2,743)
Direct costs to sell	(986)
Fair value of sale consideration, net	$21,430

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

As a result of the divestiture, the Company recognized a pre-tax gain of $20.3 million. The Company recorded an income tax liability associated with the divestiture of approximately $3.3 million.

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

The following table summarizes the fair value of the sale proceeds received in connection with the divestiture (in thousands):

November 1, 2023
Gross purchase price	$99,100
Estimated working capital adjustment	4,266
Cash transferred to the buyer at closing	(2,049)
Direct costs to sell	(1,225)
Fair value of sale consideration	$100,092

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

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 31, 2022	$178,424	$33,020	$211,444
Reduction - FRT divestiture	—	(10,660)	(10,660)
Foreign currency translation	—	306	306
Goodwill, as of December 30, 2023	178,424	22,666	201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(425)	(425)
Goodwill, as of June 29, 2024	$177,369	$22,179	$199,548

We have not recorded goodwill impairments for the six months ended June 29, 2024.

Intangible assets were as follows (in thousands):

	June 29, 2024			December 30, 2023
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,258	$149,008	$10,250	$159,593	$148,445	$11,148
Trade name	7,770	7,712	58	7,808	7,728	80
Customer relationships	47,920	46,971	949	48,022	46,712	1,310
In-process research and development	400	—	400	400	—	400
	$215,348	$203,691	$11,657	$215,823	$202,885	$12,938

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenues	$449	$838	$898	$1,669
Selling, general and administrative	191	1,550	382	3,097
	$640	$2,388	$1,280	$4,766

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2024	$1,280
2025	2,330
2026	1,630
2027	1,630
2028	1,630
Thereafter	2,757
$11,257

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Accrued compensation and benefits	$31,865	$20,073
Accrued income and other taxes	5,877	8,205
Accrued employee stock purchase plan contributions withheld	4,727	4,263
Accrued warranty	3,359	3,177
Other accrued expenses	3,695	5,319
	$49,523	$41,037

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended June 29, 2024 or the year ended December 30, 2023.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of fiscal 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

June 29, 2024	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$132,315	$—	$132,315
U.S. treasuries	1,698	—	1,698
Commercial paper	—	4,483	4,483
U.S. agency securities	—	994	994
	134,013	5,477	139,490
Marketable securities:
U.S. treasuries	61,305	—	61,305
U.S. agency securities	—	12,026	12,026
Corporate bonds	—	75,090	75,090
Commercial paper	—	13,289	13,289
	61,305	100,405	161,710
Interest rate swap derivative contracts	—	2,137	2,137
Total assets	$195,318	$108,019	$303,337
Liabilities:
Foreign exchange derivative contracts	$—	$(195)	$(195)
Total liabilities	$—	$(195)	$(195)

December 30, 2023	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$110,980	$—	$110,980
U.S. treasuries	4,581	—	4,581
	115,561	—	115,561
Marketable securities:
U.S. treasuries	45,837	—	45,837
U.S. agency securities	—	10,003	10,003
Corporate bonds	—	81,350	81,350
Commercial paper	—	13,317	13,317
	45,837	104,670	150,507
Foreign exchange derivative contracts	—	284	284
Interest rate swap derivative contracts	—	1,989	1,989
Total assets	$161,398	$106,943	$268,341
Liabilities:
Foreign exchange derivative contracts	$—	$(30)	$(30)
Total liabilities	$—	$(30)	$(30)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at June 29, 2024 will mature by the second quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of June 29, 2024 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	29,118	$31,562
Japanese Yen	Sell	2,422,207	15,125
Korean Won	Buy	3,986,488	2,890
Taiwan Dollar	Sell	96,108	2,959

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 29, 2024 or July 1, 2023.

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

Changes in our warranty liability were as follows (in thousands):

	Six Months Ended
	June 29, 2024	July 1, 2023
Balance at beginning of year	$3,177	$4,199
Accruals	4,361	2,934
Settlements	(4,179)	(3,627)
Balance at end of period	$3,359	$3,506

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 29, 2024	December 30, 2023
Land	$17,124	$17,124
Building and building improvements	46,375	46,526
Machinery and equipment	296,345	286,215
Computer equipment and software	47,241	46,866
Furniture and fixtures	7,489	7,490
Leasehold improvements	91,837	91,063
Sub-total	506,411	495,284
Less: Accumulated depreciation and amortization	(368,422)	(358,021)
Net property, plant and equipment	137,989	137,263
Construction-in-progress	66,113	67,136
Total	$204,102	$204,399

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

On October 30, 2023, our Board of Directors authorized an additional two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023 we repurchased and retired 32,020 shares of common stock for $1.2 million. During the six months ended June 29, 2024, we repurchased and retired 483,951 shares of common stock for $20.3 million, and as of June 29, 2024, $53.5 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. Share repurchases are subject to an excise tax enabled by the Inflation Reduction Act that is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, net of the fair market value of certain new stock issuances during the same taxable year. Certain exceptions apply to the excise tax. The excise tax incurred reduces the amount available under the repurchase programs, as applicable, and is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders Equity. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 30, 2023	2,165,729	$35.85
Awards granted	149,829	54.41
Awards vested	(266,910)	31.30
Awards forfeited	(22,393)	33.36
RSUs at June 29, 2024	2,026,255	37.79

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no market based PRSUs granted during the six months ended June 29, 2024. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Six Months Ended
June 29, 2024
Shares issued	197,014
Weighted average per share purchase price	$25.11
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(13.66)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Cost of revenues	$1,932	$1,515	$3,860	$3,425
Research and development	2,614	2,363	5,227	4,735
Selling, general and administrative	5,663	5,326	11,527	10,334
Total stock-based compensation	$10,209	$9,204	$20,614	$18,494

Unrecognized Compensation Costs
At June 29, 2024, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$39,732	1.78
Performance restricted stock units	7,437	1.69
Employee stock purchase plan	264	0.09
Total unrecognized stock-based compensation expense	$47,433	1.76

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Weighted-average shares used in computing basic net income per share	77,235	77,159	77,343	77,112
Add potentially dilutive securities	1,482	457	1,403	338
Weighted-average shares used in computing diluted net income per share	78,717	77,616	78,746	77,450

Securities not included as they would have been antidilutive	64	486	32	343

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of June 29, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 30, 2023.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of 1 year to 10 years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of 1 year to 2 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was 4.2 years as of June 29, 2024 and the weighted-average discount rate was 4.65%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Lease expense:
Operating lease expense	$2,050	$2,124	$4,180	$4,076
Short-term lease expense	85	136	145	293
Variable lease expense	1,052	483	1,862	1,229
	$3,187	$2,743	$6,187	$5,598

Future minimum payments under our non-cancelable operating leases were as follows as of June 29, 2024 (in thousands):

Fiscal Year	Amount
Remainder of 2024	$4,515
2025	9,043
2026	7,638
2027	7,208
2028	3,892
Thereafter	1,391
Total minimum lease payments	33,687
Less: interest	(4,006)
Present value of net minimum lease payments	29,681
Less: current portion	(8,240)
Total long-term operating lease liabilities	$21,441

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On June 29, 2024, we had $9.2 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 65.1% of our remaining performance obligations as revenue in the remainder of fiscal 2024, approximately 27.7% in fiscal 2025, and approximately 7.2% in fiscal 2026 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of June 29, 2024 and December 30, 2023 were $5.1 million and $3.8 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of June 29, 2024 and December 30, 2023 were $19.1 million and $18.0 million, respectively. During the six months ended June 29, 2024, we recognized $10.5 million of revenue that was included in contract liabilities as of December 30, 2023. During the six months ended June 29, 2024, we divested contract liabilities of $1.7 million as of December 30, 2023 with the divestiture of our China operations.

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

Revenue by category: Refer to Note 15, Operating Segments and Enterprise-Wide Information, for further details.

Note 15 — Operating Segments and Enterprise-Wide Information

Our CODM is our Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire company. We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. The following table summarizes the operating results by reportable segment (dollars in thousands):

	Three Months Ended
	June 29, 2024				July 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$166,792	$30,682	$—	$197,474	$115,303	$40,613	$—	$155,916
Gross profit	75,239	14,177	(2,516)	86,900	42,112	21,124	(2,953)	60,283
Gross margin	45.1%	46.2%		44.0%	36.5%	52.0%		38.7%

	Six Months Ended
	June 29, 2024				July 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$303,493	$62,706	$—	$366,199	$242,631	$80,733	$—	$323,364
Gross profit	126,030	28,683	(5,075)	149,638	85,735	41,870	(6,244)	121,361
Gross margin	41.5%	45.7%		40.9%	35.3%	51.9%		37.5%

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	June 29, 2024			July 1, 2023
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$103,660	$—	$103,660	$81,967	$—	$81,967
DRAM	58,042	—	58,042	30,464	—	30,464
Flash	5,090	—	5,090	2,872	—	2,872
Systems	—	30,682	30,682	—	40,613	40,613
Total	$166,792	$30,682	$197,474	$115,303	$40,613	$155,916
Timing of revenue recognition:
Products transferred at a point in time	$165,492	$28,129	$193,621	$112,985	$40,040	$153,025
Products and services transferred over time	1,300	2,553	3,853	2,318	573	2,891
Total	$166,792	$30,682	$197,474	$115,303	$40,613	$155,916
Geographical region:
South Korea	$48,691	$416	$49,107	$26,455	$1,408	$27,863
United States	39,435	8,456	47,891	31,131	11,542	42,673
Taiwan	40,192	4,621	44,813	25,316	4,196	29,512
China	20,311	4,776	25,087	16,516	6,992	23,508
Europe	3,250	5,565	8,815	2,415	8,401	10,816
Japan	4,513	3,098	7,611	3,902	4,030	7,932
Malaysia	5,084	1,518	6,602	6,177	500	6,677
Singapore	4,112	410	4,522	1,718	1,105	2,823
Rest of World	1,204	1,822	3,026	1,673	2,439	4,112
Total	$166,792	$30,682	$197,474	$115,303	$40,613	$155,916

	Six Months Ended
	June 29, 2024			July 1, 2023
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$190,428	$—	$190,428	$183,529	$—	$183,529
DRAM	103,938	—	103,938	50,354	—	50,354
Flash	9,127	—	9,127	8,748	—	8,748
Systems	—	62,706	62,706	—	80,733	80,733
Total	$303,493	$62,706	$366,199	$242,631	$80,733	$323,364
Timing of revenue recognition:
Products transferred at a point in time	$301,133	$56,913	$358,046	$236,903	$79,510	$316,413
Products and services transferred over time	2,360	5,793	8,153	5,728	1,223	6,951
Total	$303,493	$62,706	$366,199	$242,631	$80,733	$323,364
Geographical region:
South Korea	$99,363	$461	$99,824	$46,027	$2,611	$48,638
United States	75,031	18,626	93,657	55,772	24,632	80,404
Taiwan	67,371	7,319	74,690	64,213	5,628	69,841
China	28,997	11,703	40,700	34,992	15,615	50,607
Japan	8,860	7,293	16,153	11,038	7,871	18,909
Singapore	7,628	1,652	9,280	4,918	3,245	8,163
Europe	6,778	10,886	17,664	5,841	14,401	20,242
Malaysia	6,692	1,773	8,465	16,501	1,446	17,947
Rest of the world	2,773	2,993	5,766	3,329	5,284	8,613
Total	$303,493	$62,706	$366,199	$242,631	$80,733	$323,364

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

We generated net income of $41.2 million in the first six months of fiscal 2024 as compared to $2.2 million in the first six months of fiscal 2023. On February 26, 2024, we completed the sale of our China operations and established an exclusive distribution and partnership agreement to continue sales and support of our products in the region (the “China Transaction”). As a result of the China Transaction, we received net consideration of $21.4 million and the China Transaction resulted in a gain of $20.3 million.

The increase in net income in the first six months of fiscal 2024 compared to the first six months of fiscal 2023 was due to two factors. Certain areas of the semiconductor industry strengthened in the second quarter of fiscal 2024, increasing demand in most markets within our Probe Cards segment, particularly with demand for high bandwidth memory (“HBM”) chips utilized in generative artificial intelligence applications, seasonal ramp of new mobile application processor designs, and demand for client PC and server microprocessor designs. While we experienced growth in total revenues during the first six months of fiscal 2024, our Systems segment revenues were negatively impacted due to the absence of metrology system sales during the first six months of fiscal 2024 as a result of the sale of our FRT Metrology business in the fourth quarter of fiscal 2023. Additionally, the increase in net income was attributable to the $20.3 million gain recognized from the China Transaction.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 29, 2024, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 30, 2023.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	56.0	61.3	59.1	62.5
Gross profit	44.0	38.7	40.9	37.5
Operating expenses:
Research and development	16.0	18.2	16.4	17.5
Selling, general and administrative	19.2	21.3	19.4	20.4
Total operating expenses	35.2	39.5	35.8	37.9
Gain on sale of business	0.2	—	5.6	—
Operating income (loss)	9.0	(0.8)	10.7	(0.4)
Interest income, net	1.7	0.9	1.8	0.9
Other income, net	0.2	0.3	0.2	0.1
Income before income taxes	10.9	0.4	12.7	0.6
Provision (benefit) for income taxes	1.1	(0.1)	1.5	(0.1)
Net income	9.8%	0.5%	11.2%	0.7%

Revenues by Segment and Market

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(In thousands)
Probe Cards	$166,792	$115,303	$303,493	$242,631
Systems(1)	30,682	40,613	62,706	80,733
	$197,474	$155,916	$366,199	$323,364
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT Metrology business. As a result, metrology systems revenue will not recur in future periods. We generated no metrology systems revenue during the three and six months ended June 29, 2024, compared to $4.5 million and $8.6 million, during the three and six months ended July 1, 2023, respectively.

	Three Months Ended
	June 29, 2024	% of Revenues	July 1, 2023	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$103,660	52.5%	$81,967	52.6%	$21,693	26.5%
DRAM	58,042	29.4	30,464	19.5	27,578	90.5
Flash	5,090	2.6	2,872	1.9	2,218	77.2
Systems Market:
Systems(1)	30,682	15.5	40,613	26.0	(9,931)	(24.5)
Total revenues	$197,474	100.0%	$155,916	100.0%	$41,558	26.7%

	Six Months Ended
	June 29, 2024	% of Revenues	July 1, 2023	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$190,428	52.0%	$183,529	56.7%	$6,899	3.8%
DRAM	103,938	28.4	50,354	15.6	53,584	106.4
Flash	9,127	2.5	8,748	2.7	379	4.3
Systems Market:
Systems(1)	62,706	17.1	80,733	25.0	(18,027)	(22.3)
Total revenues	$366,199	100.0%	$323,364	100.0%	$42,835	13.2%
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT Metrology business. As a result, metrology systems revenue will not recur in future periods. We generated no metrology systems revenue during the three and six months ended June 29, 2024, compared to $4.5 million and $8.6 million, during the three and six months ended July 1, 2023, respectively.

Foundry & Logic — The increase in Foundry & Logic product revenue for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, was driven by the seasonal ramp of new mobile application processor designs and stronger probe-card demand for client PC and server microprocessor designs.

DRAM — The increase in DRAM product revenue for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, was driven by increased demand for HBM chips utilized in generative artificial intelligence applications.

Flash — The increase in Flash product revenue for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, was driven by increased customer production activity and demand for our products.

Systems — The decrease in Systems market revenue for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, was driven by the absence of sales of our metrology systems, and decreased sales of probe stations and cryogenic systems due to timing of demand. During the fourth quarter of fiscal 2023, we completed the sale of our FRT Metrology business. The decrease in Systems revenue from sources not associated with metrology systems for the three and six months ended June 29, 2024 was $5.4 million, or 15.0%, and $9.4 million, or 13.0%, respectively.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	June 29, 2024	% of Revenues	July 1, 2023	% of Revenues	June 29, 2024	% of Revenue	July 1, 2023	% of Revenue

	(Dollars in thousands)
South Korea	$49,107	24.9%	$27,863	17.9%	$99,824	27.3%	$48,638	15.0%
United States	47,891	24.3	42,673	27.4	93,657	25.6	80,404	24.9
Taiwan	44,813	22.7	29,512	18.9	74,690	20.4	69,841	21.6
China	25,087	12.7	23,508	15.1	40,700	11.1	50,607	15.7
Europe	8,815	4.5	10,816	6.9	17,664	4.8	20,242	6.3
Japan	7,611	3.9	7,932	5.1	16,153	4.4	18,909	5.8
Malaysia	6,602	3.3	6,677	4.3	8,465	2.3	17,947	5.6
Singapore	4,522	2.3	2,823	1.8	9,280	2.5	8,163	2.5
Rest of the world	3,026	1.4	4,112	2.6	5,766	1.6	8,613	2.6
Total revenues	$197,474	100.0%	$155,916	100.0%	$366,199	100.0%	$323,364	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, product sales mix, and impacts from trade restrictions. Specifically, the changes in revenue by geographic region was attributable to the following:
•The increase in revenue for South Korea for the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023 was driven principally by increased demand for our DRAM probe card products, including those for HBM.
•The increase in revenues for the United States, and decreases in revenues for China and Malaysia, for the six months ended June 29, 2024, compared to the six months ended July 1, 2023 were driven principally by a single large U.S.-based company with operations in these regions that shifted shipments from these regions to the United States.
•The decrease in revenues for China for the six months ended June 29, 2024, compared to the six months ended July 1, 2023, was also impacted by lowered demand caused by expanded export license requirements imposed by the U.S. government beginning the fourth quarter of fiscal 2022 for exporting advanced U.S. semiconductor technology to China. These trade restrictions have caused, and continue to drive, multinational customers to concentrate operations in regions other than China, and lowering overall demand in China, impacting our geographical mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Gross profit	$86,900	$60,283	$26,617	44.2%
Gross margin	44.0%	38.7%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change
Gross profit	$149,638	$121,361	$28,277	23.3%
Gross margin	40.9%	37.5%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	June 29, 2024				July 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$75,239	$14,177	$(2,516)	$86,900	$42,112	$21,124	$(2,953)	$60,283
Gross margin	45.1%	46.2%		44.0%	36.5%	52.0%		38.7%

	Six Months Ended
	June 29, 2024				July 1, 2023
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$126,030	$28,683	$(5,075)	$149,638	$85,735	$41,870	$(6,244)	$121,361
Gross margin	41.5%	45.7%		40.9%	35.3%	51.9%		37.5%

Probe Cards — For the three and six months ended June 29, 2024, gross profit and gross margins increased compared to the three and six months ended July 1, 2023, primarily due to greater revenues and a more favorable absorption of costs on higher production volumes. This was partially offset by an unfavorable product mix resulting from a higher concentration of sales of lower-margin DRAM products for the three and six months ended June 29, 2024 compared to the corresponding period in the prior year, up from 26.4% and 20.8% of Probe Card sales to 34.8% and 34.2% of Probe Card sales, and a lower concentration of higher-margin Foundry & Logic sales for the three and six months ended June 29, 2024 when compared to the corresponding period in the prior year, down from 71.1% and 75.6% of Probe Card sales to 62.1% and 62.7% of Probe Card sales. In general, our DRAM products have lower margins than our Foundry & Logic products.

Systems — For the three and six months ended June 29, 2024, gross profit and gross margins decreased compared to the three and six months ended July 1, 2023, primarily as a result of lower revenues and a less favorable absorption of costs on lower production volumes, and a less favorable product mix.

Corporate and Other — Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. For the three and six months ended June 29, 2024, Corporate and Other gross profit increased compared to the three and six months ended July 1, 2023, primarily from the absence of amortization expense associated with our FRT Metrology business, which was sold during the fourth quarter of fiscal 2023.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 29, 2024, compared to the three and six months ended July 1, 2023, gross profit and gross margins have increased primarily as a result of more favorable absorption of costs and lower inventory excess and obsolescence reserves, partially offset by an unfavorable product mix, as described above.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock-based compensation	$1,932	$1,515	$3,860	$3,425

Research and Development

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

	(Dollars in thousands)
Research and development	$31,564	$28,340	$3,224	11.4%
% of revenues	16.0%	18.2%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

	(Dollars in thousands)
Research and development	$60,191	$56,585	$3,606	6.4%
% of revenues	16.4%	17.5%

Research and development expenses in the three months ended June 29, 2024 increased compared to the corresponding period in the prior year primarily due to increased employee compensation costs from higher performance-based compensation, increased general operational costs and stock-based compensation expense.

Research and development expenses in the six months ended June 29, 2024 increased compared to the corresponding period in the prior year primarily due to increased employee compensation costs from higher performance-based compensation, increased project material costs and general operational costs.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 29, 2024 compared to Three Months Ended July 1, 2023	Six Months Ended June 29, 2024 compared to Six Months Ended July 1, 2023
Employee compensation costs	$2,938	$1,766
General operational costs	338	679
Stock-based compensation	251	492
Restructuring charges	(221)	(291)
Depreciation	(73)	(182)
Project material costs	(9)	1,142
	$3,224	$3,606

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock-based compensation	$2,614	$2,363	$5,227	$4,735

Selling, General and Administrative

	Three Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$37,874	$33,255	$4,619	13.9%
% of revenues	19.2%	21.3%

	Six Months Ended
	June 29, 2024	July 1, 2023	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$70,953	$65,997	$4,956	7.5%
% of revenues	19.4%	20.4%

Selling, general and administrative expenses increased in the three months ended June 29, 2024 compared to the corresponding period in the prior year. The drivers of the increase for the three month period were increased employee compensation costs from higher performance-based compensation and increased commissions expense from increased revenues, partially offset by lower amortization expense from significant intangible assets becoming fully amortized.

Selling, general and administrative expenses increased in the six months ended June 29, 2024 compared to the corresponding period in the prior year. The drivers of the increase for the six month period were increased employee compensation costs from higher performance-based compensation, increased consulting fees from transaction expenses related to the sale of our FRT Metrology business in the fourth quarter of fiscal 2023 and the China Transaction in the first quarter of fiscal 2024, increased stock-based compensation expense from an increase in weighted average fair value of awards outstanding, and increased recruiting costs, partially offset by lower amortization expense from significant intangible assets becoming fully amortized and lower restructuring charges.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 29, 2024 compared to Three Months Ended July 1, 2023	Six Months Ended June 29, 2024 compared to Six Months Ended July 1, 2023
Employee compensation costs	$4,732	$4,431
Amortization of intangibles	(1,360)	(2,715)
Commission expenses	782	736
Stock-based compensation	337	1,193
Recruiting costs	280	693
General operating expenses	(200)	269
Consulting fees	48	1,239
Restructuring charges	—	(890)
	$4,619	$4,956

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Stock-based compensation	$5,663	$5,326	$11,527	$10,334

Gain on sale of business
Gain on sale of business of $0.3 million for the three months ended June 29, 2024 represents an adjustment to the gain recognized from the China Transaction.

Gain on sale of business for the six months ended June 29, 2024 represents the gain recognized from the China Transaction of $20.3 million and an adjustment to the gain recognized from the sale of our FRT Metrology business of $0.3 million. See Note 4, Divestitures, for additional information.

Interest Income (Expense), Net
Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three and six months ended June 29, 2024 compared with the corresponding period of the prior year, was attributable to an increase in weighted average yields due to the higher interest rate environment and on higher invested balances.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three and six months ended June 29, 2024 decreased compared to the corresponding period of the prior year due to lower outstanding debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

	(In thousands, except percentages)
Provision (benefit) for income taxes	$2,155	$(208)	$5,353	$(160)
Effective tax rate	10.0%	(33.5)%	11.5%	(8.0)%

Provision (benefit) for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for the three and six months ended June 29, 2024 compared to the corresponding period in the prior year was primarily driven by higher taxable income during fiscal 2024.

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

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $481.6 million at June 29, 2024, compared to $442.7 million at December 30, 2023.

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

Our cash, cash equivalents and marketable securities totaled approximately $357.6 million at June 29, 2024, compared to $328.3 million at December 30, 2023. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	June 29, 2024	July 1, 2023

	(In thousands)
Net cash provided by operating activities	$54,890	$34,781
Net cash used in investing activities	$(9,960)	$(48,464)
Net cash provided by (used in) financing activities	$(19,426)	$4,049

Operating Activities
Net cash provided by operating activities consists of net income for the period adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the six months ended June 29, 2024 was attributable to net income of $41.2 million and net non-cash expenses of $15.5 million, partially offset by the increase in net working capital of $1.8 million. The cash used in net working capital is related to increased inventories of $14.5 million and increased accounts receivable, net, of $10.8 million, largely offset by increased accrued liabilities of $10.2 million, other liabilities of $7.3 million, and deferred revenue of $4.9 million. The non-cash expenses consisted of depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by the $20.6 million gain on sale of business.

Investing Activities
Net cash used in investing activities for the six months ended June 29, 2024 primarily related to $21.8 million in property, plant and equipment purchases and $9.7 million in net purchases of marketable securities, partially offset by $21.6 million cash provided by the sale of businesses.

Financing Activities
Net cash used in financing activities for the six months ended June 29, 2024 primarily related to $20.3 million used to purchase common stock under our stock repurchase program, $3.6 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $4.9 million received from issuances of common stock under our employee stock purchase plan.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at June 29, 2024, before consideration of the interest rate swap discussed in the next paragraph, was 7.19%. As of June 29, 2024, the balance outstanding pursuant to the Building Term Loan was $13.9 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of June 29, 2024, the notional amount of the loan that is subject to this interest rate swap is $13.9 million.

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

On October 30, 2023, our Board of Directors authorized an additional two-year program to repurchase up to $75.0 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023, we repurchased and retired 32,020 shares of common stock for $1.2 million. During the six months ended June 29, 2024, we repurchased and retired 483,951 shares of common stock for $20.3 million, and as of June 29, 2024, $53.5 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of June 29, 2024:

	Payments Due In Fiscal Year
	Remainder 2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$4,515	$9,043	$7,638	$7,208	$3,892	$1,391	$33,687
Term loans - principal payments	544	1,111	1,142	1,175	1,208	8,732	13,912
Term loans - interest payments (1)	498	936	856	772	687	2,161	5,910
Total	$5,557	$11,090	$9,636	$9,155	$5,787	$12,284	$53,509
(1) Represents our minimum interest payment commitments at 7.19% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $50.3 million as of June 29, 2024. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of June 29, 2024, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 29, 2024, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended June 29, 2024 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2023. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 30, 2023 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended June 29, 2024:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)(2)
March 31, 2024 - April 27, 2024	72,195	$40.22	72,195	$53,532,725
April 28, 2024 - May 25, 2024	—	—	—	53,532,725
May 26, 2024 - June 29, 2024	—	—	—	53,532,725
	72,195	$40.22	72,195
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 29, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.

Form of Change of Control Severance Agreement

On August 2, 2024, we adopted a severance plan (the “Plan”) to better provide for the retention of key executives by providing them with a higher degree of financial security. Shai Shahar, our Chief Financial Officer, is a participant under the Plan, which supersedes our Change of Control Severance Agreement, dated July 20, 2022, with him. The Plan provides Mr. Shahar with substantially the same benefits he had under his prior agreement with the Company and, subject to his signing a release of claims in favor of our Company, adds the following new severance benefits for a qualifying termination outside of the period beginning 90 days prior to a change of control and ending within 12 months following a change of control of our Company:
•A lump sum cash severance payment equal to one year’s annual base salary and the product of the annual base salary and the annual target bonus percentage in effect in effect on the date of termination; and
•A lump sum cash payment for up to 12 months of the amount of the Company’s monthly health insurance premium under COBRA in effect on the date of the employee’s separation under the Company’s group health plan for the type of coverage in effect for the employee under such plan.
The foregoing description of the Plan is qualified in its entirety by reference to the full text of the FormFactor, Inc. Severance Plan For US Executives, which is filed as exhibit 10.01 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01+	FormFactor, Inc. Severance Plan for US Executives				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	August 6, 2024	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)