Form 10-K
period 2024-12-28
FORMFACTOR INC
filed 2025-02-21
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 29, 2024 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Select Market on that date: $3,338.4 million.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 14, 2025 was 77,565,827 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 28, 2024, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 28, 2024

______________
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “the Company,” “FormFactor,” “we,” “us,” and “our.” Our fiscal year ends on the last Saturday in December. Our last three fiscal years ended on December 28, 2024, December 30, 2023 and December 31, 2022.

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

PART I

Item 1:    Business

General
FormFactor, Inc. is a leading provider of electrical and optical test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

Founded in 1993, we introduced our first product in 1995. From time to time, we have acquired businesses to help transform our business into a semiconductor test and measurement market leader with greater scale, diversification, breadth and market opportunities from Lab to Fab. We continue to evaluate opportunities to acquire businesses and technologies to further these goals.

As of December 28, 2024, we operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

Products
We design, manufacture and sell multiple product lines, including probe cards, analytical probes, probe stations, thermal systems, cryogenic systems, and related services.

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

Our probe cards are customized for our customers’ unique wafer and chip designs by modifying and adapting our standard product architectures to meet an individual customer’s specific wafer and chip layouts and electrical test requirements. We offer probe cards to test a variety of semiconductor device types, including systems on a chip (SoCs), mobile application processors, microprocessors, microcontrollers, graphic processors, network and digital signal processing integrated circuits (ICs), radio frequency amplifiers, filters and antenna in package devices, analog, mixed signal, image sensors, electro-optical, DRAM memory (including high-bandwidth memory, or “HBM”), NAND flash memory, NOR flash memory, and quantum computer processor devices.

For many advanced applications, our products must maintain tens of thousands of simultaneous high-fidelity low-impedance electrical contacts with the corresponding chip contacts on the wafer. Our present technologies enable probe cards with over 150,000 contact elements with spacings as small as 40 microns over geometries as large as an entire 300mm wafer. In addition, for high signal-fidelity devices such as wireless radio frequency transceivers and automotive radar chips, our probe card technologies are capable of testing at millimeter-wave frequencies range, currently up to 81 GHz.

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

Probe Stations. Probe stations, also referred to as probe systems, are a critical tool for the development of new generations of semiconductor and electro-optical processes and designs. Probe stations are highly configurable for the required measurements, the size and type of wafer under test, the characteristics of the device design to be tested, and the temperatures at which testing is to be performed. Process development and design complexities have continually increased with each new generation of semiconductor technology to accommodate smaller design geometries, complex 3-D architectures, new materials and more layers. Probe systems are a fundamental tool for characterizing and verifying electrical performance and reliability to enable new semiconductor technologies. We design our probe systems for semiconductor development engineers to capture and analyze more accurate data in a shorter amount of time and to be able to control and manage testing at temperatures from near absolute zero to hundreds of degrees centigrade.

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

We are in the early stages of collaborating with certain customers to transition from the lab to the fab with co-packaged optics, which is poised to revolutionize chip-to-chip communication in the data center by significantly reducing power consumption at high data rates. As silicon photonics matures and moves to high-volume-production in the coming years, we expect that our leadership positions in combined electrical and optical test will provide new growth.

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

Cryogenic Systems. Our cryogenic systems include the manufacture of precision cryogenic instruments and semiconductor test and measurement systems. These include advanced cryogenic probe systems to test complete wafers or singulated die, as well as dilution refrigerator cryostats used in various applications at temperatures close to absolute zero, including quantum and superconducting computing applications, astronomy, and other situations where cryogenic temperature management is required. These systems are marketed externally and also allow for vertical integration with our existing cryogenic wafer and chip probe stations and cryogenic probes.

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

Customers
Our customers include companies, universities and institutions that design or make semiconductor and semiconductor related products in the foundry & logic, DRAM, flash, display, sensor and quantum computer markets. Our customers use our products to test nearly all semiconductor device types, including SoCs, mobile application processors, microprocessors, microcontrollers, graphic processors, network and digital signal processing integrated circuits (ICs), radio frequency amplifiers, filters and antenna in package devices, analog, mixed signal, image sensors, electro-optical, DRAM memory (including HBM), NAND flash memory, NOR flash memory, and quantum computer processor devices.

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

Information concerning revenue concentration by customer appears under Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following customers represented 10% or more of our quarterly revenues for the quarters indicated:

	Fiscal Quarters Ended
	Dec. 28, 2024	Sep. 28, 2024	Jun. 29, 2024	Mar. 30, 2024	Dec. 30, 2023	Sep. 30, 2023	Jul. 1, 2023	Apr. 1, 2023
SK hynix Inc.	22.0%	18.1%	19.5%	15.5%	10.7%	*	*	*
Intel Corporation	*	17.1%	16.7%	15.7%	16.7%	17.1%	14.2%	20.0%
Samsung Electronics Co., LTD.	*	*	*	12.4%	*	11.2%	*	*
	22.0%	35.2%	36.2%	43.6%	27.4%	28.3%	14.2%	20.0%
* Less than 10% of revenues.

Manufacturing
Our probe cards are designed for each of our customers' unique chip design, by modifying and adapting our product architectures to meet an individual customer’s chip layout and test requirements. The manufacturing process includes a complex interconnection system-level design process; a front-end process, which may include wire bonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and pick and place assembly; and a back-end process, which includes general assembly and test. Critical steps in our manufacturing process are performed in a variety of clean room environments as stringent as a Class 100, depending on the requirements of the specific manufacturing processes.

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

Our primary manufacturing facilities are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; and in Thiendorf and Munich, Germany. We also have smaller manufacturing operations in Yokohama, Japan.

We maintain repair and service capabilities in Livermore, Carlsbad, and Baldwin Park, California and Beaverton, Oregon, United States; Thiendorf, Dresden and Munich Germany; Bundang, South Korea; Yokohama, Japan; Hsinchu, Taiwan; and Singapore.

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

Our direct sales and marketing staff is located in the United States, France, Germany, Italy, United Kingdom, Japan, Singapore, South Korea, and Taiwan. They work closely with customers in the effort to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers. We employ a highly skilled team of application and customer support engineers that support our customers as they integrate our products into their research, development and manufacturing processes. Through these customer relationships, we seek to develop a strong understanding of customer and product requirements to align our capabilities with our customers’ roadmaps and production ramps.

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

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 28, 2024. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Import and Export Control
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to export control regulations. Failure to comply with these laws could result in sanctions by the U.S. or other respective governments, including substantial monetary penalties, denial of import, export or other privileges, and debarment from government contracts. Approximately 14% of our fiscal 2024 revenue and 14% of our fiscal 2023 revenue was derived from sales to customers in China, which were subject to the expanded export license requirements imposed by the United States government.

Competition
The markets for our products are highly competitive, and we anticipate that these markets will continually evolve and be subject to rapid technological change. Our current and potential competitors are as below:

Probe Cards. The probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers in often differentiated applications. Our primary competitors are Chungwa Precision Technology, Feinmetall GmbH, Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., Microfriend Inc., Micronics Japan Co., Ltd., MPI Corporation, Soulbrain Engineering, STAr Technologies, Inc., Max One, Nidec SV TCL, Synergie CAD, Technoprobe S.p.A, TSE Co., Ltd., WinWay Technology Co., Ltd., WILL-Technology Co., Ltd., and Yokowo, among others.

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

We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested. These factors include customer service, knowledge of measurement techniques, custom design success, delivery time, price, probe card lifetime, chip damage prevention, probe tip touch-down accuracy, electrical signal speed and current carrying capability, number of chips contacted in parallel, number of probe tips and their layout and pitch, signal integrity, and the frequency and effectiveness of any required cleaning. As a result of our relative strengths in these areas, we believe that we compete favorably in the advanced probe card market, and in probe cards for parallel testing of chips with densely-packed bond pads, bumps or pillars, and in high signal integrity testing of wireless radio frequency devices that operate up to millimeter-wave frequencies, a capability needed for components used in 5G applications. We believe that this high-frequency capability also enables us to compete favorably in high bandwidth memory (“HBM”) testing, which is a stack of eight, twelve, or even sixteen individual DRAM die assembled with advanced packaging processes like through-silcon-vias and thermo-compression bonding.

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

Probe Stations. Our primary competitors in the probe station market are MPI Corporation, Shenzhen Senmeixieer Technology Co., Ltd (“Semishare”), STAr Technologies, Inc., Tokyo Electron Limited (“TEL”), and Wentworth Laboratories, Inc. We believe that the primary competitive factors in the probe station market are measurement accuracy and versatility at temperature, including cryogenic temperatures, measurement speed, automation features, knowledge of measurement techniques, completeness of the measurement solutions, delivery time and price. We believe that we compete favorably with respect to these factors.

Thermal Subsystems. In the market for thermal subsystems, we compete principally against AEM Singapore Pte., ERS Electronic GmbH, and Temptronic Corporation. In addition, many of our probe station competitors develop and produce their own thermal subsystems for use in their products. We believe the primary competitive factors in this market are thermal performance, reliability, flexibility and completeness of product offerings. We believe that we compete favorably with respect to these factors.

Cryogenic Systems. In the market for cryogenic systems, we compete principally against Bluefors Oy, Lake Shore Cryotronics, Inc, Maybell Quantum Industries Inc., Montana Instruments, and Oxford Instruments. We believe the primary competitive factors in this market are cryogenic performance, reliability, throughput and application expertise. We believe we compete favorably with respect to these factors.

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

Our People
We are committed to a set of core values that define our company culture, represent what we believe, and guide our actions. We cultivate our culture through our people development programs that enhance talent acquisition, retention, and employee engagement. These initiatives include thoughtfully designed compensation programs across all levels, learning and development opportunities, diversity and inclusion programs, and various other initiatives.

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

Our learning and development initiatives promote the continuous improvement of our workforce to keep pace with an increasingly complex business and industry and are designed to foster skills development and compliance and promote our company values. In addition to formal training, the capabilities of our workforce are intended to grow through structured feedback, mentorship, team building, career progression, tuition assistance, and a culture of transparency.

We leverage both formal and informal programs to identify, reward, and retain top talent. On an annual basis, we conduct a talent review process with our Chief Executive Officer and leaders of our business units and functions that is focused on performance, potential, and succession for critical roles.

We are continuing to build and sustain a culture of diversity and inclusion where our people can be their authentic selves and are encouraged to reach their full potential. As a global technology company, we believe that a diverse employee population makes FormFactor stronger, more innovative, and a more engaging place to work. We are always striving to attract talented individuals from a global candidate pool.

We are committed to providing a safe and healthy workplace for all employees. Our workplace health and safety programs include policies, procedures, training programs, and self-audits. Nearly all of our manufacturing employees are located in California, Oregon and Germany, where workplace safety and labor regulations support maintaining high standards of employee protection.

For our manufacturing activities, the speed at which we can recruit, train and deploy skilled new and replacement personnel is an important part of our ability to ramp up and maintain our production capacity. We rely upon both employees and resources from staffing firms to meet our manufacturing labor needs. Similarly, it is important to our business that we are able to regularly recruit and train engineering staff. For example, our probe card products require that we develop custom designs for our customers’ new product designs. We face strong competition from companies in a variety of technology fields to secure the engineering talent that we require. In addition, restrictions on immigration and skilled-worker visas in a variety of jurisdictions impacts the ease and flexibility with which we can develop these resources.

As of December 28, 2024, we had 2,238 regular full-time employees, including 1,352 in operations, 424 in research and development, 268 in sales and marketing and 194 in general and administrative functions. By region, 1,663 of our employees were in North America, 314 in Asia, and 261 in Europe. As of December 28, 2024, our Probe Cards Segment had 1,674 regular full-time employees, our Systems Segment had 372 regular full-time employees, plus we had 192 regular full-time employees in corporate functions.

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
We must continue to innovate and to invest in research and development to improve our competitive position and to meet the test and measurement requirements of our customers. Our future growth depends, in significant part, upon our ability to work effectively with and anticipate the future technical and operational needs of our customers and to develop and support new products and product enhancements to meet those needs on a timely and cost-effective basis. This may become more difficult to do as the semiconductor industry innovates to address demand for AI-related products, which may develop more slowly than we anticipate or change rapidly from one period to another for a variety of reasons, including industry-wide shifts in expectations and technological developments. Our customers’ needs are becoming more challenging as the semiconductor industry continues to experience rapid technological change driven by the demand for complex circuits that are shrinking in size, are increasing in speed and functionality, have more complex layouts, and are produced on shorter cycle times and at reduced unit cost.

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
We derive the majority of our revenues from the sale of our probe card products, primarily to manufacturers of foundry & logic and memory devices, despite progress in diversifying our product offerings. We anticipate that sales of probe cards will represent a substantial majority of our revenues for the foreseeable future. Our success depends in large part upon the continued acceptance of our products on the basis of a variety of factors including performance, quality, timely delivery and price, and depends upon our ability to continue to develop and introduce new products that meet our customers’ requirements. The degree to which we depend upon the sales of our probe card products for our revenues may increase our susceptibility to failures to satisfy the customers for such products, which may adversely affect our revenues and our ability to grow our business.

We derive a substantial portion of our revenues from a small number of customers.
A relatively small number of customers account for a significant portion of our revenues. Two customers represented a combined 33.5% of total revenues in fiscal 2024, one customer represented 17.1% of total revenues in fiscal 2023 and one customer represented 19.0% of total revenues in fiscal 2022. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues, which can drive material fluctuations in sales volume, gross margins due to changes in mix, and leverage on fixed costs. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers, could significantly reduce our revenues. A decline in our customers' market share and commercial success, including their ability to compete favorably within their respective end markets, could significantly impact demand for our products and reduce our revenues. Cancellations, reductions, deferrals or non-payment of invoices could result from downturns in the semiconductor industry, including the cyclical downturn we have been experiencing, manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events, or other issues with the financial stability of our customers. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant non-recoverable costs, including but not limited to the potential for impairment of inventories. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

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
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories, and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. For example, the semiconductor industry in general experienced a cyclical downturn beginning the second half of fiscal 2022 that extended through at least fiscal 2024, resulting in a significant decline in demand for foundry & logic and DRAM products over the same period. Global economic stability can be negatively affected by a variety of factors and interrelationships, including the impacts of epidemics and pandemics, military conflicts or regional tensions, climate change, trade tensions, barriers and conflicts (such as the U.S.-China trade restrictions implemented since fiscal 2022 and those proposed to be implemented by the new U.S. presidential administration) and other factors acting alone or in combination. Some of these factors can also have a more direct adverse impact upon our operations to varying degrees. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers, and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products that use semiconductors, such as servers, personal computers, automobiles and cell phones. During industry downturns, semiconductor manufacturers sharply curtail their spending, including their spending on our products, which may adversely impact our revenues, gross margins and results of operations. Further, a protracted downturn could cause one or more of our customers to become insolvent, resulting in a loss of revenue and impacting our ability to collect on accounts receivable. The timing, length and severity of these cyclical downturns are difficult to predict, and our business depends on our ability to plan for and react to these cyclical changes.

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
We obtain some of the components and materials used in our products, such as printed circuit board assemblies, plating materials and ceramic substrates, from a sole source or a limited group of suppliers, and in some cases alternative sources are not currently available. Because we rely on purchase orders rather than long-term contracts with the majority of our suppliers, we cannot guarantee our ability to obtain components and materials in the long term. A sole or limited source supplier could increase prices, which could lead to a decline in our gross profit. Our dependence upon sole or limited source suppliers exposes us to several other risks, including inability to obtain an adequate supply of materials, late deliveries, poor component quality, and business disruptions while we seek to identify and qualify alternative suppliers. This could be exacerbated by certain events outside the control of either the supplier or us, such as global, regional or national health crises, armed conflicts, increased tariffs and trade barriers, regional tensions or other adverse global, regional and national events. The occurrence of any of these risks could adversely impact our business, results of operations and financial condition.

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

For example, the COVID-19 pandemic showed the extent to which new pathogens are capable of disrupting business operations and economic activity locally and worldwide. Health crises can severely disrupt global supply chains, including for parts and materials that we use to manufacture our products, and affect economic conditions in the markets for our products. The circumstances which give rise to epidemics and pandemics from new or existing pathogens with similar impacts are expected to persist indefinitely.

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
A variety of factors, including natural disasters, health crises, climate change, military conflicts and other geopolitical events, may adversely affect national, regional and global economies and financial markets. Recent political changes have created an environment of tension and uncertainty in economic matters, particularly with regard to tariffs and international trade. Any such adverse events may result in global, regional or national economic slowdowns or other economic disruptions or downturns. Such disruption or downturns could curtail or delay spending by businesses and consumers which may ultimately result in reductions in the demand for our products, greater volatility in demand and supply conditions and other adverse impacts. For example, any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia, could adversely impact our suppliers, manufacturers and customers with operations located in the region, which could disrupt our business operations, affect demand for our products or increase our costs, negatively impacting our revenues, gross margins, and overall results of operations. Additionally, these events may also increase uncertainty in global credit and financial markets. The impacts of such uncertainty and disruptions to the availability of credit or other sources of capital could also adversely affect our ability to access capital on favorable terms or on a timely basis to meet our objectives. Any of these factors could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 76%, 74% and 83% for fiscal 2024, 2023 and 2022, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States.

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

Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Political developments in the United States and elsewhere may increase the risks and uncertainties associated with conducting international business, including the possibilities of greater tariffs and other trade barriers in the regions where we conduct business. In fiscal 2024 and 2023, we observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China, and currently there are rising trade tensions and conflicts (including proposed tariffs) between the United States and other countries, such as China. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues, including sales involving exports from the United States to China. Geopolitical and trade tensions between the United States and China, one of our largest markets, have led to increased tariffs and trade restrictions and have affected customer ordering patterns, and this dynamic between the countries may persist or increase for the foreseeable future. For example, the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”), has amended the U.S. Export Administration Regulations to expand license requirements on exports to entities in China that may support military end uses. These rules expand export license requirements on a broader set of items from the U.S., including many of our products, and for a broader set of customers in China and elsewhere. The BIS has also broadened the application of U.S. export controls to certain items which may be subject to Foreign Direct Product Rules (“FDPR”). There is no assurance that we will obtain any export licenses on a timely basis or at all. There also remains considerable uncertainty regarding the interpretation and implementation of new regulations. In reaction to U.S. trade regulations, governments and private businesses outside the United States, particularly in China, may implement retaliatory controls and preferences for non-U.S. or local suppliers, which can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. For example, China has restricted U.S. access to certain minerals and has blocked certain companies that provide products to Taiwan's military from selling products in China. Also, in China, we are observing stronger preferences for non-U.S. suppliers in general, and in favor of new and existing local suppliers in particular. These and other regulatory and policy changes, and the reactions of customers to such changes, in the U.S. and elsewhere, could materially and negatively affect our future sales and operating results.

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

In addition, the Company has provided voluntary disclosures on ESG matters, including energy usage, greenhouse gas emissions, health and safety, diversity and inclusion, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures that continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our ESG-related initiatives. These events or perceptions may expose us to additional reputational and operational risks. Additionally, anti-ESG sentiment exists among certain stakeholders. We have been and may again be subject to negative responses from certain stakeholders regarding our selection of certain goals and our strategic choices regarding related matters due to anti-ESG sentiment, which could negatively impact our reputation, business and financial results.

Risks Relating to Our Acquisitions

We have made acquisitions and investments, and may make additional acquisitions or investments in the future, which could put a strain on our resources, cause ownership dilution to our stockholders, or adversely affect our financial results.
Our acquisitions or investments may subject us to new or heightened risks. Integrating any newly acquired businesses, products or technologies into our company draws upon our resources in ways that can be expensive and time consuming, particularly when we conduct these activities internationally. These activities can substantially affect our financial resources, could cause delays in product delivery and might not be successful. Acquisitions and investments can divert management’s attention and expose our business to new liabilities or risks associated with entering into new business activities. In addition, we might lose key employees while integrating new organizations. We might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In the case where we hold a minority equity interest in a company, we may not have the ability to exert control over the entity and therefore may be subject to additional risks that could adversely impact our reputation, business, financial performance and growth. In addition, acquisitions can result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets, or other adverse impacts or circumstances. If any of these risks were to come about, our business, financial results and stock price could be materially and adversely affected.

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
The trading prices of the securities of technology companies have been highly volatile. During fiscal 2024, our stock price (Nasdaq Global Select Market close price) ranged from $37.66 per share to $62.22 per share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

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

In addition, if the market for technology stocks or the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock also might decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. Securities litigation, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse impact on our business, results of operations and financial condition.

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

•provide that directors may only be removed with the approval of 66.7% of our stockholders;
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

Information concerning our properties as of December 28, 2024 is set forth below:

Location	Principal Use	Segment	Square Footage	Ownership
Livermore, California, United States	Manufacturing	Probe Cards	90,508	Owned
Livermore, California, United States	Corporate headquarters, sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	168,636	Leased
Thiendorf, Germany	Sales, marketing, administration, manufacturing, service and repair, distribution, research and development	Systems	101,291	Leased
Beaverton, Oregon, United States	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	101,205	Leased
Baldwin Park, California, United States	Manufacturing, service and repair, distribution, research and development	Probe Cards	44,000	Leased
Boulder, Colorado, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	34,133	Leased
Carlsbad, California, United States	Sales, product design, administration, manufacturing, service and repair, distribution, research and development	Probe Cards	42,080	Leased
Woburn, Massachusetts, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	26,070	Leased
Zhubei City, Hsinchu, Taiwan	Sales, administration, product design, field service and repair center	All	34,892	Leased
Singapore	Sales, administration, product design, service, and field service	All	24,413	Leased
San Jose, California, United States	Sales, marketing, and distribution	Systems	21,489	Leased
Bundang, South Korea	Sales, administration, product design, field service, and repair center	All	17,161	Leased
Yokohama City, Japan	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	16,150	Leased
Munich, Germany	Sales, manufacturing, administration, service and repair, distribution, research and development	Systems	18,786	Leased
Dresden, Germany	Sales and service	All	2,960	Leased

Item 3:    Legal Proceedings

Information with respect to this item may be found under the caption “Legal Matters” in Note 11, Commitments and Contingencies, to our consolidated financial statements included herein, which information is incorporated into this Item 3 by reference.

Item 4:    Mine Safety Disclosures

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information
Our common stock is listed on The Nasdaq Global Select Market under the symbol “FORM.” As of February 14, 2025, there were 105 registered holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

Dividends
No cash dividends have been declared on shares of our common stock, and the Company currently does not intend to pay dividends in the future.

Repurchases of Common Stock
In October 2023, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. Under the stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, the Company's current stock price, and other factors. The program may be modified or discontinued at any time. The current share repurchase program will expire October 2025.

The following table provides information as of December 28, 2024 with respect to the shares of common stock repurchased during the fourth quarter of fiscal 2024 pursuant to the foregoing Board authorization.

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
September 29, 2024 - October 26, 2024	—	$—	—	$36,623,543
October 27, 2024 - November 23, 2024	419,952	38.50	419,952	20,455,378
November 24, 2024 - December 28, 2024	—	—	—	20,455,378
	419,952	$38.50	419,952

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 28, 2019 through December 28, 2024 for (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Semiconductors Select Industry Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, and the S&P Semiconductors Select Industry Index*$100 invested on December 28, 2019 in stock or index, including reinvestment of dividends.

275
250
225
200
175
150
125
100
75
December 28, 2019
December 26, 2020
December 25, 2021
December 31, 2022
December 30, 2023
December 28, 2024
FormFactor, Inc.
S&P 500 Index
S&P Semiconductors Select Industry Index

	Cumulative Total Return
	December 28, 2019	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023	December 28, 2024
FormFactor, Inc.	$100.00	$163.52	$170.93	$85.37	$160.18	$176.34
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
S&P Semiconductors Select Industry Index	100.00	162.36	232.31	160.97	217.85	242.18

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

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of electrical and optical test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

Our fiscal 2024 financial results reflected our strengthening momentum driven by increasing demand for high bandwidth memory (“HBM”) chips utilized in generative artificial intelligence applications. On February 26, 2024, we completed the sale of our China operations, resulting in net consideration received of $21.4 million and a pre-tax gain of $20.3 million. With this transaction, we established an exclusive distribution and partnership agreement to continue sales and support of our products in the region (the “China Transaction”).

We generated net income of $69.6 million in fiscal 2024 compared to net income of $82.4 million in fiscal 2023 and net income of $50.7 million in fiscal 2022. The decrease in net income in fiscal 2024 compared to fiscal 2023 was primarily due to a reduced gain on sale of business with the fiscal 2024 gain from the China Transaction being less than the fiscal 2023 gain from the sale of our FRT business further described below. Excluding the impact of gains in each period, our financial performance was driven by the strengthening of certain areas of the semiconductor industry, which increased demand in some markets within our Probe Cards segment, particularly with demand for HBM chips utilized in generative artificial intelligence applications and the ramp of new mobile application processor designs. While we experienced growth in total revenues year over year, the Systems segment was negatively impacted due to the absence of metrology system sales as a result of the sale of our FRT Metrology business in the fourth quarter of fiscal 2023.

The increase in net income in fiscal 2023 compared to fiscal 2022 was primarily due to a gain recognized from the sale of our FRT business of $73.0 million. Apart from this gain, the semiconductor industry weakness that began in the third quarter of fiscal 2022 continued into fiscal 2023, impacting our Probe Cards segment with a $93.5 million reduction in revenue and the associated decline in gross margins from the lower operating levels. Systems segment showed strength in fiscal 2023 with revenue increasing $8.7 million, or about 5.6%, compared to fiscal 2022, driven by our customers' spending on research and development of next-generation innovation.

Recent Development

In February 2025, we, together with MBK Partners, a private equity firm, acquired FICT Limited (“FICT”) from Advantage Partners Inc. In connection with the acquisition, we obtained a 20% equity interest in FICT, in exchange for funding $59.6 million of the purchase price. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services. Under the equity method, upon closing this investment, the investment will be included as a separate item in our Consolidated Balance Sheets and we will record our proportionate share of FICT’s net income or loss as a separate item in our Consolidated Statements of Operations.

Fiscal Year

We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022 included 52 weeks, 52 weeks, and 53 weeks (with 14 weeks in the fourth quarter), respectively.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 28, 2024 compared to the year ended December 30, 2023. For a discussion of the year ended December 30, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 30, 2023.

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Revenues	100.0%	100.0%	100.0%
Cost of revenues	59.7	61.0	60.4
Gross profit	40.3	39.0	39.6
Operating expenses:
Research and development	16.0	17.5	14.6
Selling, general and administrative	18.5	20.1	17.6
Total operating expenses	34.5	37.6	32.2
Gain on sale of business	2.7	11.0	—
Operating income	8.5	12.4	7.4
Interest income	1.8	1.1	0.3
Interest expense	—	(0.1)	(0.1)
Other income (expense), net	0.1	—	0.2
Income before income taxes	10.4	13.4	7.8
Provision for income taxes	1.3	1.0	1.0
Net income	9.1%	12.4%	6.8%

Revenues by Segment

	Fiscal 2024	Fiscal 2023	Fiscal 2022

	(In thousands)
Probe Cards	$625,960	$497,903	$591,422
Systems(1)	137,639	165,199	156,515
Total	$763,599	$663,102	$747,937

(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, we generated no metrology systems revenue during fiscal 2024, compared to $21.2 million and $29.0 million, during fiscal 2023 and fiscal 2022, respectively.

Revenues by Market

	Fiscal	% of	Fiscal	% of	Change
	2024	Revenues	2023	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$381,182	49.9%	$363,539	54.8%	$17,643	4.9%
DRAM	227,422	29.8	113,779	17.2	113,643	99.9
Flash	17,356	2.3	20,585	3.1	(3,229)	(15.7)
Systems Market:
Systems(1)	137,639	18.0	165,199	24.9	(27,560)	(16.7)
Total revenues	$763,599	100.0%	$663,102	100.0%	$100,497	15.2%

	Fiscal	% of	Fiscal	% of	Change
	2023	Revenues	2022	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$363,539	54.8%	$409,196	54.7%	$(45,657)	(11.2)%
DRAM	113,779	17.2	133,446	17.8	(19,667)	(14.7)
Flash	20,585	3.1	48,780	6.5	(28,195)	(57.8)
Systems Market:
Systems(1)	165,199	24.9	156,515	21.0	8,684	5.5
Total revenues	$663,102	100.0%	$747,937	100.0%	$(84,835)	(11.3)%

(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, we generated no metrology systems revenue during fiscal 2024, compared to $21.2 million and $29.0 million, during fiscal 2023 and fiscal 2022, respectively.

Foundry & Logic — The increase in Foundry & Logic product revenue in fiscal 2024 compared to fiscal 2023 was driven by the ramp of new mobile application processor designs.

DRAM — The increase in DRAM product revenues in fiscal 2024 compared to fiscal 2023 was driven by increased demand for HBM designs utilized in generative artificial intelligence applications as well as increased demand for other non-HBM DRAM designs, particularly DDR5.

Flash — The decrease in Flash product revenue in fiscal 2024 compared to fiscal 2023 was driven by lower customer production activity and demand for our products.

Systems — The decrease in Systems product revenue in fiscal 2024 compared to fiscal 2023 was primarily driven by the absence of metrology systems revenue due to the sale of our FRT Metrology business during the fourth quarter of fiscal 2023. Excluding the impact of the sale of our FRT Metrology business, Systems revenue decreased by $6.3 million, or 4.4%, primarily due to a decline in sales of thermal systems and probe stations.

Revenues by Geographic Region

	Fiscal 2024	% of Revenues	Fiscal 2023	% of Revenues	Fiscal 2022	% of Revenues

	(In thousands, except percentages)
South Korea	$184,528	24.2%	$117,747	17.8%	$111,419	14.9%
United States	183,716	24.1	171,781	25.9	127,730	17.1
Taiwan	173,515	22.7	147,842	22.3	169,789	22.7
China	102,982	13.5	91,736	13.8	160,668	21.5
Europe	34,803	4.6	38,858	5.9	39,246	5.2
Japan	33,946	4.4	36,791	5.5	38,419	5.1
Singapore	20,186	2.6	18,335	2.8	39,388	5.3
Malaysia	18,240	2.4	26,601	4.0	50,067	6.7
Rest of World	11,683	1.5	13,411	2.0	11,211	1.5
Total revenues	$763,599	100.0%	$663,102	100.0%	$747,937	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than United States.

Changes in revenue by geographic region in fiscal 2024 compared to fiscal 2023 were primarily attributable to changes in customer demand, shifts in customer regional manufacturing strategies, particularly with our large multinational customers, product sales mix, and impacts from trade restrictions. Specifically, the changes in revenue by geographic region was attributable to the following:
•Increased demand for our DRAM probe card products, including those for HBM, contributed to the increase in revenue for South Korea in fiscal 2024 compared to fiscal 2023.
•A single large U.S.-based company shifted shipments from Malaysia and China to the United States that contributed to the fluctuations in revenue for those regions in fiscal 2024 compared to fiscal 2023.
•Increased demand from a large Chinese DRAM integrated device manufacturer contributed to the increase in revenue for China in fiscal 2024 compared to fiscal 2023.
•Expanded export license requirements for the export of advanced U.S. semiconductor technology to China that was imposed by the U.S. government beginning the fourth quarter of fiscal 2022 have caused volatility in the Chinese region over the last two fiscal years, negatively impacting our revenue compared to fiscal 2022. These requirements have restricted our ability to ship products to the region, decreasing demand from domestic China customers. Additionally, these requirements have caused, and continue to drive, some of our multinational customers to concentrate operations in regions other than China, lowering overall demand for those customers within the region. We anticipate a further reduction in demand in fiscal 2025 due to additional tightening of export controls, which will limit our ability to ship advanced probe cards in the region.

Cost of Revenues and Gross Margins
Cost of revenues consists primarily of manufacturing materials, compensation and benefits, shipping and handling costs, manufacturing-related overhead (including equipment costs, related occupancy, and computer services), warranty cost, inventory adjustments (including write-downs for inventory obsolescence), and amortization of certain intangible assets. Our manufacturing operations rely on a limited number of suppliers to provide key components and materials for our products, some of which are a sole source. We order materials and supplies based on backlog and forecasted customer orders. Tooling and setup costs related to changing manufacturing lots at our suppliers are also included in the cost of revenues. We expense all warranty costs, inventory provisions and amortization of certain intangible assets as cost of revenues.

Gross profit and gross margin by segment were as follows (dollars in thousands):

	Fiscal 2024
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$259,007	$59,511	$(10,595)	$307,923
Gross margin	41.4%	43.2%		40.3%

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$185,392	$84,735	$(11,547)	$258,580
Gross margin	37.2%	51.3%		39.0%

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$235,562	$80,937	$(20,490)	$296,009
Gross margin	39.8%	51.7%		39.6%

Probe Cards—Gross profit and gross margin in the Probe Cards segment increased in fiscal 2024 compared to fiscal 2023, primarily due to greater revenues and more favorable absorption of costs on higher production volumes. These increases were partially offset by an unfavorable product mix with a higher concentration of lower-margin DRAM product sales and a lower concentration of higher-margin Foundry & Logic product sales. For fiscal 2024 compared to fiscal 2023, DRAM revenue was up from 22.9% of Probe Card sales to 36.3% of Probe Card sales, and Foundry & Logic revenue was down from 73.0% of Probe Card sales to 60.9% of Probe Card sales. In general, our DRAM products have lower margins than our Foundry & Logic products.

Systems—Gross profit and gross margin in the Systems segment decreased fiscal 2024 compared to fiscal 2023, primarily as a result of lower revenues, less favorable absorption of costs on lower production volumes, and a less favorable product mix, in part related to the divestiture of the FRT Metrology business, which was completed during the fourth quarter of fiscal 2023.

Corporate and Other—Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The Corporate and Other gross loss decreased in fiscal 2024 compared to fiscal 2023, primarily due to the absence of amortization expense associated with our FRT Metrology business, which was sold during the fourth quarter of fiscal 2023.

Overall—Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2024 compared to fiscal 2023, gross profit and gross margins have increased primarily as a result of more favorable absorption of costs on higher revenues, partially offset by an unfavorable product mix, as described above.

Stock-based compensation expense included in cost of revenues for fiscal 2024 and 2023 was $7.7 million and $6.9 million, respectively. The increase of stock-based compensation in fiscal 2024 compared to fiscal 2023 was driven by an increase in weighted average fair value of awards outstanding.

Research and Development

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(Dollars in thousands)
Research and development	$121,938	$115,765	$6,173	5.3%
% of revenues	16.0%	17.5%

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(Dollars in thousands)
Research and development	$115,765	$109,222	$6,543	6.0%
% of revenues	17.5%	14.6%

The increase in research and development expense in fiscal 2024 compared to fiscal 2023 was primarily driven by an increase in employee compensation costs from higher performance-based compensation and general operational costs.

The components of this increase were as follows (in thousands):

Fiscal 2024 compared to Fiscal 2023
Employee compensation costs	$3,956
General operational costs	2,169
Depreciation	(380)
Project material costs	359
Stock-based compensation expense	69
$6,173

Stock-based compensation expense included within research and development in fiscal 2024 and 2023 was relatively flat at $10.7 million in both periods.
Selling, General and Administrative

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$141,786	$133,012	$8,774	6.6%
% of revenues	18.5%	20.1%

	Fiscal Year Ended
	December 30, 2023	December 31, 2022	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$133,012	$131,875	$1,137	0.9%
% of revenues	20.1%	17.6%

The increase in selling, general and administrative expense in fiscal 2024 compared to fiscal 2023 was primarily driven by increased employee compensation from higher performance-based compensation and increased commissions expense from increased revenues, partially offset by lower amortization of intangibles.

The components of this overall increase were as follows (in thousands):

Fiscal 2024 compared to Fiscal 2023
Employee compensation costs	$8,303
Amortization of intangibles	(3,005)
Commission expenses	2,431
Consulting fees	753
Stock-based compensation expense	194
General operating expenses	98
$8,774

Stock-based compensation expense included within selling, general and administrative in fiscal 2024 and 2023 was $21.3 million and $21.1 million, respectively.

Gain on sale of business
Gain on sale of business represents the gain on the sale of our China operations for $20.3 million during fiscal 2024 and the gain on the sale of our FRT business for $73.3 million, of which $73.0 million was recognized during fiscal 2023 and $0.3 million was recognized during fiscal 2024. See Note 5, Divestitures, for additional information.

Interest Income and Interest Expense

	Fiscal Year Ended
	December 28, 2024	December 30, 2023
	(Dollars in thousands)
Interest Income	$14,111	$7,217
Weighted average balance of cash and investments	$353,191	$248,728
Weighted average yield on cash and investments	4.56%	3.44%

Interest Expense	$418	$421
Average debt outstanding	$13,785	$14,848
Weighted average interest rate on debt	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income in fiscal 2024 compared to fiscal 2023 was attributable to higher invested balances and higher weighted average yield on cash and investments.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contract, and term loan issuance costs amortization charges. The interest expense for fiscal 2024 compared to fiscal 2023 was relatively flat. This stability is due to our interest rate swap, which converted the interest rate on our long-term debt to a fixed rate.

Other income (expense), net
Other income (expense), net, includes the effects of foreign currency and various other gains and losses. The increase in Other income (expense), net, in fiscal 2024 compared to fiscal 2023 was primarily attributable to an other than temporary impairment on a debt receivable for $1.1 million in fiscal 2023 that did not recur in fiscal 2024 and an increase in foreign exchange gains. Foreign exchange gains for fiscal 2024 and fiscal 2023 were $1.0 million and $0.6 million, respectively.

Provision for income taxes

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(Dollars in thousands)
Provision for income taxes	$9,798	$6,880	$7,132
Effective tax rate	12.3%	7.7%	12.3%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for fiscal 2024, when compared to the corresponding period in the prior year, was primarily driven by the sale of our FRT business and the related capital gain exclusion for German tax purposes that impacted fiscal year ended December 30, 2023, that did not repeat in the current year.

The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. At least a portion of our future capital expenditures will qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted for outside of ASC 740 as a reduction to the depreciable basis of the assets used in operations and will not have an impact on our effective tax rate.

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

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $473.8 million at December 28, 2024 compared to $442.7 million at December 30, 2023.

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

Our cash, cash equivalents and marketable securities totaled approximately $360.0 million at December 28, 2024 compared to $328.3 million at December 30, 2023. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund, through at least the next 12 months, our liquidity requirements including those arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(Dollars in thousands)
Net cash provided by operating activities	$117,534	$64,602	$131,786
Net cash provided by (used in) investing activities	(33,480)	29,049	(75,704)
Net cash used in financing activities	(64,612)	(22,711)	(95,932)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities in fiscal 2024 was primarily attributable to net income of $69.6 million and net non-cash items of $56.6 million, partially offset by the increase in net working capital of $8.7 million. The cash used in net working capital is related to an increase of inventories of $8.3 million, a decrease in accounts payable of $8.2 million, and decreased operating lease liabilities of $7.3 million, partially offset by an increase of other liabilities of $9.8 million, accrued liabilities of $3.7 million, and deferred revenue of $2.7 million. The non-cash expenses consisted of depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories, partially offset by the $20.6 million gain on sale of business and deferred income tax benefits.

Investing Activities
Net cash used in investing activities in fiscal 2024 primarily related to $38.4 million in property, plant and equipment purchases and $15.1 million used for the purchase of marketable securities, net of maturities, partially offset by the $21.6 million cash provided by the sale of businesses.

Financing Activities
Net cash used in financing activities in fiscal 2024 primarily related to $53.3 million used to purchase common stock under our stock repurchase program, $20.0 million used to pay tax withholdings for net share settlements of employee equity awards, and $1.1 million of principal payments made towards the repayment of our term loan, partially offset by $9.7 million of proceeds received from issuances of common stock under our employee stock purchase plan.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1145%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 28, 2024, before consideration of the interest rate swap, was 6.42%.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate of 2.75%. As of December 28, 2024, the notional amount of the loan that is subject to this interest rate swap was $13.4 million. See Note 9, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 28, 2024, the balance outstanding pursuant to the Building Term Loan was $13.4 million, and we were in compliance with all covenants under the agreement.

Stock Repurchase Programs

On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2022, we repurchased and retired 676,408 shares of common stock for $26.0 million, utilizing the remaining shares available for repurchase under the program.

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

On October 30, 2023, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023 and 2024, we repurchased and retired 32,020 shares of common stock for $1.2 million and 1,309,635 shares of common stock for $53.3 million, respectively, and as of December 28, 2024, $20.5 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of December 28, 2024 (in thousands):

	Payments Due In Fiscal Year
	2025	2026	2027	2028	2029	2030 and thereafter	Total
Operating leases	$9,080	$7,610	$7,181	$3,872	$232	$1,118	$29,093
Term loan - principal payments	1,111	1,142	1,175	1,208	1,242	7,490	13,368
Term loan - interest payments(1)	835	764	688	613	534	1,393	4,827
Total	$11,026	$9,516	$9,044	$5,693	$2,008	$10,001	$47,288

(1) Represents our minimum interest payment commitments at 6.42% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $48.4 million as of December 28, 2024. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of December 28, 2024, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Indemnification Arrangements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 28, 2024 or December 30, 2023.

New Accounting Pronouncements

See Note 17, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in Other income (expense), net in our Consolidated Statements of Income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates as of December 28, 2024. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain from foreign exchange of $1.0 million, $0.6 million, and $1.1 million in fiscal 2024, 2023, and 2022, respectively.

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

We use interest rate derivative instruments to manage certain interest rate exposures. We do not use derivative instruments for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 28, 2024 and December 30, 2023 would have affected the fair value of our investment portfolio by $3.4 million and $2.5 million, respectively.

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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of December 28, 2024 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 28, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 28, 2024.

The effectiveness of our internal control over financial reporting as of December 28, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B:    Other Information

Insider Trading Arrangements

During the quarter ended December 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2025 Annual Meeting of Stockholders under the captions Corporate Governance, Executive Officers, and, if applicable, Delinquent Section 16(a) Reports.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of our securities by our directors, officers, employees and other individuals associated with us that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11:    Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2025 Annual Meeting of Stockholders under the captions Compensation Discussion and Analysis, Executive Compensation and Related Information, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2025 Annual Meeting of Stockholders under the captions Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Equity Compensation Plans.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2025 Annual Meeting of Stockholders under the captions Certain Relationships and Related Person Transactions and Independence of Directors.

Item 14:    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP; Portland, Oregon; Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the proxy statement for our 2025 Annual Meeting of Stockholders under the caption Principal Auditor Fees and Services.

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

Item 16: Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FormFactor, Inc.	—	—	—	—	X ***
3.2	Restated Certificate of Incorporation of FormFactor, Inc.	—	—	—	—	X***
3.3	Amended and Restated By-laws of FormFactor, Inc.	8-K	000-50307	6/3/2022	3.3
4.1	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.2	Description of Securities	10-K	000-50307	2/22/2021	4.2
10.1+	FormFactor, Inc. Severance Plan for US Executives	—	—	—	—	X***
10.2+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.3+	Employee Incentive Plan, as amended and restated effective January 28, 2025	—	—	—	—	X
10.4+	Employee Incentive Plan, as amended and restated effective January 25, 2022	—	—	—	—	X***
10.5+	Equity Incentive Plan, as amended and restated effective May 27, 2022	DEF 14A	000-50307	4/13/2022	Appendix B
10.6+	Employee Stock Purchase Plan, as amended and restated May 19, 2023	DEF 14A	000-50307	4/4/2023	Appendix A
10.7	Pacific Corporate Center Lease (Building 1) by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.8	First Amendment to Pacific Corporate Center Lease (Building 1) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.9	Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.10	First Amendment to Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.11	Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.20
10.12	First Amendment to Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.13	Third Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Leases (Buildings 1, 2 and 3), dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.2
10.14++	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.15	Second Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.1
10.16	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.1
10.17	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.2
10.18	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.	10-Q	000-51072	8/10/2011	10.3
10.19	First Amendment to Lease dated January 10, 2007, between Nimbus Center LLC (as successor in interest to Spieker Properties, L.P.) and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.20	Second Amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/8/2013	10.2
10.21	Third Amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.2
10.22	Fourth Amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.3
10.23	Fifth Amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.22
10.24++	Sixth Amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.23
10.25	Seventh Amendment to Lease dated June 5, 2018, between Nimbus Center LLC and FormFactor Beaverton, Inc.	10-K	000-50307	2/24/2023	10.35
10.26	Eighth Amendment to Lease dated December 14, 2022, between Nimbus Center LLC and FormFactor, Inc.	10-K	000-50307	2/24/2023	10.36
10.27+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19+
10.28+	CEO Change of Control and Severance Agreement, dated November 15, 2024 by and between Mike Slessor and the Registrant	—	—	—	—	X
10.29+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar	10-Q	000-50307	5/8/2018	10.1
10.30+	Change of Control Severance Agreement, dated July 20, 2022 by and between Shai Shahar and the Registrant	8-K	000-50307	7/26/2022	10.2
10.31++#	Share Purchase Agreement by and among Camtek, Ltd. as purchaser and FormFactor GmbH as seller and FormFactor, Inc as Parent and FRT GmbH as Company, dated as of September 17, 2023	—	—	—	—	X***
19.1	Insider Trading Policy	—	—	—	—	X
21.1	List of Registrant's subsidiaries	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP	—	—	—	—	X
24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
97.1	Incentive Compensation Clawback Policy, effective October 2, 2023	—	—	—	—	X***
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, formatted in Inline XBRL (included as Exhibit 101).	—	—	—	—	X
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
***    Exhibit is refiled to correct a formatting error in the previously filed version.
+    Indicates a management contract or compensatory plan or arrangement.
++    The schedules, exhibits, and annexes to this exhibit have been omitted in reliance on Item 601(a)(5) of Regulation S-K and will be furnished supplementally to the SEC upon request.
#    Certain information identified by bracketed asterisks ([***]) has been omitted from this exhibit pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORMFACTOR, INC.
Date:	February 21, 2025	By:	/s/ SHAI SHAHAR
Shai Shahar Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. SLESSOR	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2025
Michael D. Slessor

/s/ SHAI SHAHAR	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2025
Shai Shahar

/s/ THOMAS ST. DENNIS	Director	February 21, 2025
Thomas St. Dennis

/s/ KEVIN BREWER	Director	February 21, 2025
Kevin Brewer

/s/ REBECA OBREGON-JIMENEZ	Director	February 21, 2025
Rebeca Obregon-Jimenez

/s/ SHERI RHODES	Director	February 21, 2025
Sheri Rhodes

/s/ KELLEY STEVEN-WAISS	Director	February 21, 2025
Kelley Steven-Waiss

/s/ JORGE TITINGER	Director	February 21, 2025
Jorge Titinger

/s/ BRIAN WHITE	Director	February 21, 2025
Brian White

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FormFactor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of inventory excess and obsolescence

As discussed in notes 2 and 3 to the consolidated financial statements, the Company’s net inventories were $101.7 million as of December 28, 2024, and inventory write-downs totaled $12.3 million for the year ended December 28, 2024. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog or other factors indicate future consumption.

We identified the evaluation of inventory excess and obsolescence as a critical audit matter. Complex auditor judgment was required to evaluate certain assumptions used to estimate future consumption of inventory in the Company’s model, specifically assumptions and qualitative other factors that have a higher degree of subjectivity and are based on the outcome of uncertain future events.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate inventory excess and obsolescence. This included controls related to the development of certain assumptions used to estimate future consumption of inventory, including qualitative other factors. We assessed the Company’s assumptions used to estimate future consumption of inventory, including qualitative other factors by:

•evaluating historical cumulative write down trends and relevant changes to the overall business environment, including key customers and product lines
•evaluating the Company’s ability to accurately estimate future consumption by comparing certain assumptions made in the prior year to actual results in the current period
•performing inquiries with nonfinancial personnel, including sales and production employees, for a selection of products within inventory for which the Company evaluated excess and obsolescence based on assumptions or qualitative other factors with a higher degree of subjectivity
•selecting a sample of products within inventory and for each sample selection, we inspected internal and/or external information underlying the Company’s evaluation of excess and obsolescence and recalculated the Company’s estimate of the cumulative inventory write-downs based on the actual quantity of product on hand compared to the estimate of future consumption.

/s/ KPMG LLP

We have served as the Company’s auditor since 2013.

Portland, Oregon
February 21, 2025

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 28, 2024	December 30, 2023

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$190,728	$177,812
Marketable securities	169,295	150,507
Accounts receivable, net	104,294	102,957
Inventories, net	101,676	111,685
Restricted cash	3,746	1,152
Prepaid expenses and other current assets	35,389	29,667
Total current assets	605,128	573,780
Restricted cash	2,732	2,309
Operating lease, right-of-use-assets	22,579	30,519
Property, plant and equipment, net of accumulated depreciation	210,230	204,399
Goodwill	199,171	201,090
Intangibles, net	10,355	12,938
Deferred tax assets	92,012	78,964
Other assets	4,008	2,795
Total assets	$1,146,215	$1,106,794
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$62,287	$63,857
Accrued liabilities	43,742	41,037
Current portion of term loan, net of unamortized issuance cost of $5 and $5	1,106	1,075
Deferred revenue	15,847	16,704
Operating lease liabilities	8,363	8,422
Total current liabilities	131,345	131,095
Term loan, less current portion, net of unamortized issuance cost of $49 and $55	12,208	13,314
Long-term operating lease liabilities	17,550	25,334
Deferred grant	18,000	18,000
Other liabilities	19,344	10,247
Total liabilities	198,447	197,990

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,114,633 and 77,376,903 shares issued and outstanding	77	77
Additional paid-in capital	837,586	861,448
Accumulated other comprehensive loss	(10,840)	(4,052)
Accumulated income	120,945	51,331
Total stockholders’ equity	947,768	908,804
Total liabilities and stockholders’ equity	$1,146,215	$1,106,794

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands, except per share data)
Revenues	$763,599	$663,102	$747,937
Cost of revenues	455,676	404,522	451,928
Gross profit	307,923	258,580	296,009
Operating expenses:
Research and development	121,938	115,765	109,222
Selling, general and administrative	141,786	133,012	131,875
Total operating expenses	263,724	248,777	241,097
Gain on sale of business	20,581	72,953	—
Operating income	64,780	82,756	54,912
Interest income	14,111	7,217	2,220
Interest expense	(418)	(421)	(579)
Other income (expense), net	939	(285)	1,317
Income before income taxes	79,412	89,267	57,870
Provision for income taxes	9,798	6,880	7,132
Net income	$69,614	$82,387	$50,738
Net income per share:
Basic	$0.90	$1.06	$0.65
Diluted	$0.89	$1.05	$0.65
Weighted-average number of shares used in per share calculations:
Basic	77,340	77,370	77,578
Diluted	78,437	78,159	78,201

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Net income	$69,614	$82,387	$50,738
Other comprehensive income (loss), net of tax:
Translation adjustments	(5,861)	107	(4,864)
Unrealized gains (losses) on available-for-sale marketable securities	432	2,022	(2,025)
Unrealized gains (losses) on derivative instruments	(1,359)	(603)	2,760
Other comprehensive income (loss), net of tax	(6,788)	1,526	(4,129)
Comprehensive income	$62,826	$83,913	$46,609

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income (Deficit)	Total

	Shares	Amount

	(In thousands, except shares)
Balances, December 25, 2021	78,240,506	$78	$898,945	$(1,449)	$(81,794)	$815,780
Issuance of common stock under the Employee Stock Purchase Plan	316,861	—	10,457	—	—	10,457
Issuance of common stock pursuant to exercise of options for cash	6,000	—	42	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	728,524	1	(15,706)	—	—	(15,705)
Purchase and retirement of common stock	(2,377,301)	(2)	(82,326)	—	—	(82,328)
Stock-based compensation	—	—	33,430	—	—	33,430
Other comprehensive loss	—	—	—	(4,129)	—	(4,129)
Net income	—	—	—	—	50,738	50,738
Balances, December 31, 2022	76,914,590	77	844,842	(5,578)	(31,056)	808,285
Issuance of common stock under the Employee Stock Purchase Plan	363,190	—	8,822	—	—	8,822
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	635,495	1	(10,688)	—	—	(10,687)
Purchase and retirement of common stock	(536,372)	(1)	(19,800)	—	—	(19,801)
Stock-based compensation	—	—	38,272	—	—	38,272
Other comprehensive income	—	—	—	1,526	—	1,526
Net income	—	—	—	—	82,387	82,387
Balances, December 30, 2023	77,376,903	77	861,448	(4,052)	51,331	908,804
Issuance of common stock under the Employee Stock Purchase Plan	340,989	—	9,748	—	—	9,748
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	706,376	—	(19,983)	—	—	(19,983)
Purchase and retirement of common stock	(1,309,635)	—	(53,379)	—	—	(53,379)
Stock-based compensation	—	—	39,752	—	—	39,752
Other comprehensive loss	—	—	—	(6,788)	—	(6,788)
Net income	—	—	—	—	69,614	69,614
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Cash flows from operating activities:
Net income	$69,614	$82,387	$50,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,321	30,603	28,646
Amortization	2,582	6,850	9,391
Amortization (accretion) of discount on investments	(3,240)	(2,828)	182
Reduction in the carrying amount of right-of-use assets	6,803	7,389	8,153
Stock-based compensation expense	39,763	38,616	31,337
Deferred income tax benefit	(13,355)	(12,100)	(6,343)
Gain on sale of business	(20,581)	(72,953)	—
Provision for excess and obsolete inventories	12,342	15,003	24,632
Acquired inventory step-up amortization	—	501	476
Loss on disposal of long-lived assets	—	—	296
Non-cash restructuring charges	428	—	200
Foreign currency transaction losses	1,509	2,282	2,251
Other than temporary impairment on debt receivable	—	1,083	—
Changes in assets and liabilities:
Accounts receivable	(1,921)	(23,304)	26,028
Inventories	(8,259)	(9,488)	(28,780)
Prepaid expenses and other current assets	546	(3,057)	(4,591)
Other assets	285	(146)	66
Accounts payable	(8,235)	1,319	3,899
Accrued liabilities	3,675	(2,424)	(8,002)
Other liabilities	9,834	4,660	(63)
Deferred revenues	2,699	(10,176)	1,286
Deferred grant	—	18,000	—
Operating lease liabilities	(7,276)	(7,615)	(8,016)
Net cash provided by operating activities	117,534	64,602	131,786
Cash flows from investing activities:
Acquisition of property, plant and equipment	(38,436)	(56,027)	(65,254)
Acquisition of business, net of cash acquired	—	—	(3,350)
Proceeds from sale of business	21,585	101,785	—
Purchase of promissory note receivable	(1,500)	—	(1,000)
Purchases of marketable securities	(139,091)	(135,462)	(101,894)
Proceeds from maturities and sales of marketable securities	123,962	118,753	95,794
Net cash provided by (used in) investing activities	(33,480)	29,049	(75,704)
Cash flows from financing activities:
Proceeds from issuances of common stock	9,748	8,822	10,499
Purchase of common stock through stock repurchase program	(53,302)	(19,801)	(82,328)
Tax withholdings related to net share settlements of equity awards	(19,983)	(10,687)	(15,705)
Payments on term loan	(1,075)	(1,045)	(8,398)
Net cash used in financing activities	(64,612)	(22,711)	(95,932)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,509)	(2,649)	(2,510)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,933	68,291	(42,360)
Cash, cash equivalents and restricted cash, beginning of year	181,273	112,982	155,342
Cash, cash equivalents and restricted cash, end of year	$197,206	$181,273	$112,982

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022

	(In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease, right-of-use assets obtained in exchange for lease obligations	$61	$6,491	$4,975
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	7,194	(5,961)	7,469

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$15,584	$17,385	$10,917
Cash paid for interest	391	422	535
Operating cash outflows from operating leases	9,308	9,135	8,913

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$190,728	$177,812	$109,130
Restricted cash, current	3,746	1,152	1,221
Restricted cash	2,732	2,309	2,631
Total cash, cash equivalents and restricted cash	$197,206	$181,273	$112,982

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Formation and Nature of Business

FormFactor, Inc. is a leading provider of electrical and optical test and measurement technologies along the full semiconductor product lifecycle - from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to accelerate profitability by optimizing device performance, reducing scrap, and improving yields.

Design, development and manufacturing operations are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; Boulder, Colorado; and Woburn, Massachusetts, all in the United States; Munich and Thiendorf, Germany, and sales, service and support operations are located in the United States, Germany, France, Italy, South Korea, Japan, Taiwan, and Singapore. We also have smaller manufacturing operations in Yokohama, Japan.

Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 28, 2024, December 30, 2023 and December 31, 2022 consisted of 52 weeks, 52 weeks, and 53 weeks, respectively. The first three fiscal quarters in our fiscal year ended December 31, 2022 contained 13 weeks, and the fourth fiscal quarter contained 14 weeks.

Note 2—Summary of Significant Accounting Policies

Basis of Consolidation and Foreign Currency Translation
The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

The functional currencies of certain of our foreign subsidiaries are the local currencies and, accordingly, all assets and liabilities of these foreign operations are translated to U.S. Dollars at current period-end exchange rates, and revenues and expenses are translated to U.S. Dollars using average exchange rates in effect during the period. The gains and losses from the foreign currency translation of these subsidiaries' financial statements are included as a separate component of stockholders' equity on our Consolidated Balance Sheets within Accumulated other comprehensive loss.

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

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in Accumulated other comprehensive loss in our Consolidated Balance Sheets. We did not record an allowance for credit losses related to our available-for-sale investments during fiscal 2024.

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

Activity related to our allowance for credit losses was as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of year	$501	$168	$195
Charges (reversals) to costs and expenses	20	333	(27)
Write-offs	(517)	—	—
Balance at end of year	$4	$501	$168

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

Inventory write downs totaled $12.3 million, $15.0 million and $24.6 million for fiscal 2024, 2023 and 2022, respectively.

Restricted Cash
Restricted cash is comprised primarily of funds held in escrow as required by the divestiture of our China Operations and funds held by our foreign subsidiaries for employee obligations, office leases, environmental remediation, temporary customs import permits, and customer deposits.

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

We perform our annual goodwill impairment test in the fourth quarter of each year by assessing qualitative factors, including, but not limited to, an assessment of our market capitalization, which was significantly higher than our book value. Based on these tests, we determined that the quantitative impairment test was not required and no impairment charges were recorded in fiscal 2024, 2023 or 2022.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following customers represented 10% or more of our revenues:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
SK hynix Inc.	18.9%	*	*
Intel Corporation	14.6%	17.1%	19.0%
* Less than 10% of revenues.

At December 28, 2024, one customer accounted for 22.0% of gross accounts receivable. At December 30, 2023, two customers accounted for 17.8% and 11.0% of gross accounts receivable. No other customers accounted for 10% or more of gross accounts receivable for these fiscal period ends.

We are exposed to non-performance risk by counterparties on our derivative instruments used in hedging activities. We seek to minimize risk by diversifying our hedging program across multiple financial institutions. These counterparties are large international financial institutions, and, to date, no such counterparty has failed to meet its financial obligations to us.

Government Assistance
California Competes Grant: In January 2023, we received $18.0 million in cash from a California Competes Grant (the “Grant”) awarded from the California Governor’s Office of Business and Economic Development. The Grant requires us to create and maintain full-time jobs and make significant infrastructure investments within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant.

The Grant is included in our Consolidated Balance Sheets within Deferred grant and we will recognize the Grant over time when earned as an offset to Cost of revenues and Operating expenses within our Consolidated Statements of Income. We have presented the proceeds from the Grant as cash provided by operating activities within our Consolidated Statements of Cash Flows as the Grant is to offset operations. No amounts were recognized as an offset to expenses in fiscal 2024 and 2023 and the full grant remains deferred.

Advanced Manufacturing Investment Credit: The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. The Company expects to receive refundable federal investment tax credits through the CHIPS Act in connection with ongoing expansion projects. At least a portion of our capital expenditures qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted as a reduction to the depreciable basis of the assets used in operations. The Company has offset the cost of property, plant, and equipment by the amount of the estimated credit of $7.3 million and $3.7 million for fiscal December 28, 2024 and December 30, 2023, respectively. The receivable recorded is an estimate based on the Company's interpretation of the Section 48D Advanced Manufacturing Investment Credit under the CHIPS Act, which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

Transaction price allocated to the remaining performance obligations: On December 28, 2024, we had $20.7 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with over time revenue recognition that are not yet delivered. We expect to recognize approximately 69.0% of our remaining performance obligations as revenue in fiscal 2025, approximately 26.3% in fiscal 2026, and approximately 4.7% in fiscal 2027 and thereafter. The foregoing excludes the value of remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of December 28, 2024 and December 30, 2023 were $6.9 million and $3.8 million, respectively, and are reported on the Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities totaled $16.9 million and $18.0 million at December 28, 2024 and December 30, 2023, respectively. During fiscal 2024, we recognized $14.1 million of revenue that was included in contract liabilities as of December 30, 2023.

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

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Balance at beginning of year	$3,177	$4,199	$2,805
Accruals	8,580	7,771	7,746
Settlements	(8,199)	(8,687)	(6,352)
Reduction - FRT divestiture	—	(106)	—
Balance at end of year	$3,558	$3,177	$4,199

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted-average shares used in computing basic net income per share	77,340	77,370	77,578
Add potentially dilutive securities	1,097	789	623
Weighted-average shares used in computing basic and diluted net income per share	78,437	78,159	78,201

Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) includes the following items, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	December 28, 2024	December 30, 2023
Unrealized losses on available-for-sale marketable securities and other investments	$(295)	$(727)
Translation adjustments	(11,429)	(5,568)
Unrealized gains on derivative instruments	884	2,243
Accumulated other comprehensive loss	$(10,840)	$(4,052)

Note 3—Balance Sheet Components

Marketable Securities
Marketable securities consisted of the following (in thousands):

December 28, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$71,188	$139	$(75)	$71,252
Commercial paper	998	—	—	998
Corporate bonds	83,091	211	(126)	83,176
U.S. agency securities	13,881	15	(27)	13,869
	$169,158	$365	$(228)	$169,295

December 30, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$45,772	$91	$(26)	$45,837
Commercial paper	13,319	—	(2)	13,317
Corporate bonds	81,612	267	(529)	81,350
U.S. agency securities	10,086	9	(92)	10,003
	$150,789	$367	$(649)	$150,507

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized gains and losses in fiscal 2024 and 2023 were caused primarily by changes in interest rates.

The longer the duration of marketable securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. We anticipate

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
recovering the full cost of the securities either as market conditions improve or as the securities mature. Accordingly, we believe that the unrealized losses are not as a result of a credit loss.

The contractual maturities of marketable securities were as follows (in thousands):

	December 28, 2024		December 30, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$82,492	$82,587	$94,772	$94,370
Due after one year to five years	86,666	86,708	56,017	56,137
	$169,158	$169,295	$150,789	$150,507

See also Note 9, Fair Value.

Inventories, net
Inventories consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Raw materials	$45,547	$50,808
Work-in-progress	38,366	39,336
Finished goods	17,763	21,541
	$101,676	$111,685

Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Land	$17,124	$17,124
Building and building improvements	46,578	46,526
Machinery and equipment	307,201	286,215
Computer equipment and software	47,344	46,866
Furniture and fixtures	7,430	7,490
Leasehold improvements	101,374	91,063
Sub-total	527,051	495,284
Less: Accumulated depreciation and amortization	(379,968)	(358,021)
Net property, plant and equipment	147,083	137,263
Construction-in-progress	63,147	67,136
Total	$210,230	$204,399

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Accrued compensation and benefits	$26,077	$20,073
Accrued income and other taxes	2,969	8,205
Accrued employee stock purchase plan contributions withheld	6,034	4,263
Accrued warranty	3,558	3,177
Other accrued expenses	5,104	5,319
	$43,742	$41,037

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4—Acquisition

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

Note 5—Divestitures

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

FRT Divestiture
On September 18, 2023, the Company announced entry into a definitive agreement to sell its FRT Metrology (“FRT”) business to Camtek Ltd. (“Camtek”) for $100 million in cash, subject to customary purchase price adjustments. The Company acquired FRT GmbH in fiscal 2019 for total consideration of $24.4 million, net of cash acquired. Headquartered in Bergisch Gladbach, Germany, the FRT business was part of the Company's Systems segment.

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

Note 6—Debt

Our debt consisted of the following (in thousands):

	December 28, 2024	December 30, 2023
Term loan	$13,368	$14,448
Less unamortized issuance costs	(54)	(59)
Term loan less issuance costs	$13,314	$14,389

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1145%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at December 28, 2024 was 6.42% before consideration of the interest rate swap.

On March 17, 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate of 2.75%. As of December 28, 2024, the notional amount of the loan that is subject to this interest rate swap was $13.4 million. See Note 9, Fair Value, for additional information.

The obligations under the Building Term Loan are guaranteed by a deed of trust covering certain real property and improvements and certain personal property used in connection therewith. The deed of trust creates a first priority lien or encumbrance on the property with only such exceptions as may be approved by Union Bank in writing.

The Building Term Loan contains covenants customary for financing of this type. As of December 28, 2024, the balance outstanding pursuant to the Building Term Loan was $13.4 million.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future principal and interest payments on our term loans as of December 28, 2024, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	2025	2026	2027	2028	2029	2030 and thereafter	Total
Term loan - principal payments	$1,111	$1,142	$1,175	$1,208	$1,242	$7,490	$13,368
Term loans - interest payments(1)	835	764	688	613	534	1,393	4,827
	$1,946	$1,906	$1,863	$1,821	$1,776	$8,883	$18,195
(1) Represents our minimum interest payment commitment at 6.42% per annum, excluding the interest rate swap described above.

Note 7—Leases

Our operating lease, right-of-use assets relate to real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to ten, and some leases include options to extend up to twenty years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was four years at December 28, 2024 and the weighted-average discount rate was 4.72%.

The components of lease expense were as follows (in thousands):

	Lease Expense
	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease expense	$8,457	$8,453	$8,595
Short-term lease expense	341	524	385
Variable lease expense	4,194	2,389	2,393
	$12,992	$11,366	$11,373

Future minimum payments under our non-cancelable operating leases were as follows as of December 28, 2024 (in thousands):

Fiscal Year	Amount
2025	$9,080
2026	7,610
2027	7,181
2028	3,872
2029	232
Thereafter	1,118
Total minimum lease payments	29,093
Less: interest	(3,180)
Present value of net minimum lease payments	25,913
Less: current portion	(8,363)
Total long-term operating lease liabilities	$17,550

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income (expense), net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts are designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. At December 28, 2024, we expect to reclassify $1.1 million of the amount accumulated in other comprehensive loss to earnings during the next 12 months, due to the recognition in earnings of the hedged forecasted transactions.

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at December 28, 2024 will mature by the fourth quarter of fiscal 2025.

The following table provides information about our foreign currency forward contracts outstanding as of December 28, 2024 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	31,463	$34,149
Japanese Yen	Sell	3,523,717	22,397
Korean Won	Buy	2,809,799	1,909
Taiwan Dollar	Sell	117,405	3,586

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains related to non-designated derivative instruments in the Consolidated Statements of Income were as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized	Fiscal Year Ended
		December 28, 2024	December 30, 2023	December 31, 2022
Foreign exchange forward contracts	Other income (expense), net	$2,225	$2,504	$2,439

The location and amount of gains (losses) related to foreign currency derivative instruments designated as cash flow hedges on our Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income
Fiscal 2024	$(2,023)	Cost of revenues	$(389)
		Research and development	(141)
		Selling, general and administrative	(98)
			$(628)

Fiscal 2023	$160	Cost of revenues	$222
		Research and development	75
		Selling, general and administrative	80
			$377

Fiscal 2022	$(1,688)	Cost of revenues	$(1,816)
		Research and development	(376)
		Selling, general and administrative	(456)
			$(2,648)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swaps
During fiscal 2020, we entered into an interest rate swap agreement with Union Bank to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. This agreement was amended in fiscal 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of December 28, 2024, the notional amount of the loan that is subject to this interest rate swap was $13.4 million. See Note 6, Debt, for additional information.

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

The impact of the interest rate swaps on the Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain Recognized in AOCL on Derivative (Effective Portion)	Location of Gain Reclassified from AOCL into Income (Effective Portion)	Amount of Gain Reclassified from AOCL into Income (Effective Portion)
Fiscal 2024	$638	Other income (expense), net	$602
Fiscal 2023	230	Other income (expense), net	615
Fiscal 2022	1,906	Other income (expense), net	106

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during fiscal 2024, 2023 or 2022.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during fiscal 2024.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

December 28, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,519	$—	$—	$131,519
Marketable securities:
U.S. treasuries	71,252	—	—	71,252
U.S. agency securities	—	13,869	—	13,869
Corporate bonds	—	83,176	—	83,176
Commercial paper	—	998	—	998
	71,252	98,043	—	169,295
Promissory note receivable	—	—	1,512	1,512
Interest rate swap derivative contracts	—	2,025	—	2,025
Total assets	$202,771	$100,068	$1,512	$304,351
Liabilities:
Foreign exchange derivative contracts	$—	$(1,141)	$—	$(1,141)
Total liabilities	$—	$(1,141)	$—	$(1,141)

December 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$110,980	$—	$—	$110,980
U.S. treasuries	4,581	—	—	4,581
	115,561	—	—	115,561
Marketable securities:
U.S. treasuries	45,837	—	—	45,837
U.S. agency securities	—	10,003	—	10,003
Corporate bonds	—	81,350	—	81,350
Commercial paper	—	13,317	—	13,317
	45,837	104,670	—	150,507
Foreign exchange derivative contracts	—	284	—	284
Interest rate swap derivative contracts	—	1,989	—	1,989
Total assets	$161,398	$106,943	$—	$268,341
Liabilities:
Foreign exchange derivative contracts	$—	$(30)	$—	$(30)
Total liabilities	$—	$(30)	$—	$(30)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2024, 2023 or 2022.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10—Goodwill and Intangible Assets

Goodwill
Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 31, 2022	$178,424	$33,020	$211,444
Reduction - FRT divestiture	—	(10,660)	(10,660)
Foreign currency translation	—	306	306
Goodwill, as of December 30, 2023	178,424	22,666	201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(802)	(802)
Goodwill, as of December 28, 2024	$177,369	$21,802	$199,171

Intangible Assets
Intangible assets were as follows (in thousands):

	December 28, 2024			December 30, 2023
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,360	$149,631	$9,729	$159,593	$148,445	$11,148
Trade name	7,736	7,700	36	7,808	7,728	80
Customer relationships	47,831	47,241	590	48,022	46,712	1,310
In-process research and development	—	—	—	400	—	400
	$214,927	$204,572	$10,355	$215,823	$202,885	$12,938

During fiscal 2024, $0.4 million of in-process research and development assets were transferred to definite-lived intangible assets.

Amortization expense was included in our Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Cost of revenues	$1,818	$3,081	$3,225
Selling, general and administrative	764	3,769	6,166
	$2,582	$6,850	$9,391

The estimated future amortization of definite-lived intangible assets, is as follows (in thousands):

Fiscal Year	Amount
2025	$2,463
2026	1,763
2027	1,741
2028	1,630
2029	1,630
Thereafter	1,128
Total	$10,355

We did not record any impairment of intangible assets in fiscal 2024, 2023 and 2022.

Note 11—Commitments and Contingencies

Leases
See Note 7, Leases.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 28, 2024. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 28, 2024 or December 30, 2023.

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

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders, if any, of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 28, 2024.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock Repurchase Programs
On October 26, 2020, our Board of Directors authorized a two-year program to repurchase up to $50 million of outstanding common stock to offset potential dilution from issuances of common stock under our stock-based compensation programs. During fiscal 2022, we repurchased and retired 676,408 shares of common stock for $26.0 million, utilizing the remaining shares available for repurchase under the program.

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

On October 30, 2023, our Board of Directors authorized an additional program to repurchase up to $75 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on October 30, 2025. During fiscal 2023 and 2024, we repurchased and retired 32,020 shares of common stock for $1.2 million and 1,309,635 shares of common stock for $53.3 million, respectively, and as of December 28, 2024 $20.5 million remained available for future repurchases.

Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan, as amended (the “2012 Plan”) which was approved by our stockholders. As amended, the 2012 Plan has authorized for issuance a total of 27.4 million shares, 3.7 million of which were available for grant as of December 28, 2024.

Restricted stock units (“RSUs”) granted under the 2012 Plan generally vest over three years. RSUs, including Performance Restricted Stock Units (“PRSUs”) are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of RSUs is subject to the employee's continuing service.

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 30, 2023	2,165,729	$35.85
Awards granted	924,082	44.13
Awards vested	(1,115,782)	36.08
Awards forfeited	(197,286)	43.27
Restricted stock units at December 28, 2024	1,776,743	39.07

The PRSUs granted in fiscal 2024, 2023 and 2022 listed below vest based on us achieving certain market performance criteria. The performance criteria are based on a metric called Total Shareholder Return (“TSR”) for the performance period of three years, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of a specific date.

Of the 197,128 PRSUs granted in fiscal 2021, 56,685 shares were forfeited during the requisite service period, resulting in 140,443 shares vesting in 2024. These shares achieved 146% TSR performance, which resulted in an additional 64,525 shares issued in fiscal 2024 in excess of the target number of units related to the fiscal 2021 PRSU grant.

PRSU grant activity was as follows:

Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Grant Date	August 5, 2024	August 7, 2023	August 1, 2022
Performance period	July 1, 2024 - June 30, 2027	July 1, 2023 - June 30, 2026	July 1, 2022 - June 30, 2025
Number of shares	125,496	172,680	204,903
TSR as-of date	August 5, 2024	August 7, 2023	August 1, 2022
Stock-based compensation	$6.2 million	$8.6 million	$8.6 million

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

During fiscal 2024, employees purchased 340,989 shares under this program at a weighted average exercise price of $28.59 per share, which represented a weighted average discount of $16.43 per share from the fair value of the stock purchased. As of December 28, 2024, 3,272,032 shares remained available for issuance.

Note 13—Stock-Based Compensation

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Weighted average grant date per share fair value of RSUs granted	$44.13	$33.85	$34.83
Fair value of RSUs vested	53,990	32,820	42,324

Pre-tax stock-based compensation expense by financial statement line and related tax benefit in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Stock-based compensation expense included in:
Cost of revenues	$7,738	$6,854	$3,807
Research and development	10,721	10,652	8,217
Selling, general and administrative	21,304	21,110	19,313
Total stock-based compensation	$39,763	$38,616	$31,337
Stock-based compensation tax benefit (expense)	$2,833	$(1,424)	$2,772

Unrecognized Stock-Based Compensation Expense
Unrecognized stock-based compensation expense at December 28, 2024 consisted of the following (in thousands):

	Unrecognized Expense	Weighted Average Recognition Period (Years)
Restricted stock units	$43,768	1.9
Performance restricted stock units	9,357	1.9
Employee stock purchase plan	474	0.1
Total unrecognized stock-based compensation expense	$53,599	1.9

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valuation Assumptions
The following assumptions were used in estimating the fair value of PRSUs:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
PRSUs:
Dividend yield	—%	—%	—%
Expected volatility	50.8%	50.7%	53.0%
Risk-free interest rate	3.7%	4.4%	2.8%
Expected life (in years)	2.9	2.9	2.9

The following assumptions were used in estimating the fair value of shares under the Employee Stock Purchase Plan:

Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	40.4% - 58.7%	40.6% - 60.2%	42.6% - 60.8%
Risk-free interest rate	4.7% - 5.5%	0.8% - 5.5%	0.1% - 3.0%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Note 14—Income Taxes

Components of Income Before Income Taxes
The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
United States	$66,953	$(10,681)	$30,047
Foreign	12,459	99,948	27,823
	$79,412	$89,267	$57,870

Provision for Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Current provision:
Federal	$15,688	$8,970	$4,330
State	1,703	835	520
Foreign	5,762	9,175	8,625
	23,153	18,980	13,475
Deferred provision (benefit):
Federal	(11,446)	(10,810)	(5,886)
State	(1,806)	(330)	118
Foreign	(103)	(960)	(575)
	(13,355)	(12,100)	(6,343)
Total provision for income taxes	$9,798	$6,880	$7,132

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 21% and the provision from income taxes (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
U.S. statutory federal tax rate	$16,676	$18,746	$12,153
State taxes and credits, net of federal benefit	589	(87)	16
Amortization of stock-based compensation	(2,833)	1,424	(2,772)
Tax credits	(12,890)	(13,368)	(8,264)
Foreign taxes at rates different than the U.S.	1,312	9,046	2,404
Other permanent differences	2,532	1,010	1,964
Reversal of book gain on China Sale	(3,476)	—	—
Foreign gain exclusion(1)	—	(21,567)	—
Global intangible low-taxed income	3,768	7,885	7
Foreign derived intangible income	(3,774)	(2,986)	(5,160)
Foreign tax on the divestiture of the China operations	2,395	—	—
Change in valuation allowance	2,074	2,569	2,597
Tax contingencies, net of reversals	3,661	4,259	3,124
Other	(236)	(51)	1,063
Total	$9,798	$6,880	$7,132
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

Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 28, 2024	December 30, 2023
Tax credits	$31,196	$29,074
Inventory reserve	12,818	14,626
Other reserves and accruals	10,600	9,580
Non-statutory stock options	2,213	2,771
Lease liability	4,857	6,175
Research and development expenditures capitalization	65,520	51,698
Net operating loss carryforwards	17,295	17,484
Gross deferred tax assets	144,499	131,408
Valuation allowance	(47,938)	(45,864)
Total deferred tax assets	96,561	85,544
Right-of-use assets	(4,104)	(5,445)
Acquired intangibles and fixed assets	(445)	(863)
Unrealized investment gains	—	(103)
Tax on undistributed earnings	—	(169)
Total deferred tax liabilities	(4,549)	(6,580)
Net deferred tax assets	$92,012	$78,964

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 28, 2024, we maintained a valuation allowance of $47.9 million, primarily related to California deferred tax assets and foreign tax credit carryovers, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings in both our U.S. and non-U.S. jurisdictions, support our decision to not record a valuation allowance on other deferred tax assets.

Tax Credits and Carryforwards
Tax credits and carryforwards available to us at December 28, 2024 consisted of the following (in thousands):

	Amount	Expiration Date(s)
Federal research and development tax credit	$12,107	2042-2044
Foreign tax credit carryforwards	752	2025-2027
California research credits	61,491	Indefinite
State net operating loss carryforwards	238,852	2028-Indefinite
Singapore net operating loss carryforwards	3,936	Indefinite

Undistributed Earnings
As of December 28, 2024, unremitted earnings of foreign subsidiaries was estimated at $43.1 million. We intend to permanently invest $12.0 million of undistributed earnings indefinitely outside of the U.S. To the extent we repatriate the remaining $31.1 million of undistributed foreign earnings to the U.S., we have not established a deferred tax liability for foreign withholding taxes. Foreign earnings that can be remitted back to the U.S. are from jurisdictions with current tax treaties, which exempt us from withholding taxes. Our estimates are provisional and subject to change because of the complexity and variety of assumptions necessary to compute the tax.

Unrecognized Tax Benefits
We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Unrecognized tax benefit, beginning balance	$45,574	$40,098	$35,745
Additions based on tax positions related to the current year	3,813	4,726	3,868
Additions based on tax positions from prior years	—	858	795
Reductions for tax positions of prior years	(990)	—	—
Reductions due to lapse of the applicable statute of limitations	(33)	(108)	(310)
Unrecognized tax benefit, ending balance	$48,364	$45,574	$40,098

Interest and penalties recognized as a component of provision for income taxes	$205	$34	$30
Interest and penalties accrued at period end	269	63	85

Of the unrecognized tax benefits at December 28, 2024, $25.3 million would impact the effective tax rate if recognized.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities which might result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is judgmental in nature. However, we believe we have adequately provided for any reasonably foreseeable outcome related to those matters. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As of December 28, 2024, changes to our uncertain tax positions in the next 12 months that are reasonably possible are not expected to have a significant impact on our financial position or results of operations.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At December 28, 2024, our tax years 2021 through 2024, 2020 through 2024 and 2019 through 2024 remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

Note 15—Employee Benefit Plans

We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and provide for annual discretionary employer contributions. The total charge to net income under the 401(k) plan for fiscal 2024, 2023 and 2022 aggregated to $2.6 million, $2.3 million and $2.7 million, respectively.

Note 16—Segments and Geographic Information

We operate in two reportable segments consisting of the Probe Cards Segment and the Systems Segment.

Our chief operating decision maker (“CODM”) is our President and Chief Executive Officer, who assesses the reportable segments' performance by using each reportable segment's net contribution to make decisions about allocating resources and assessing performance for the entire company. The CODM uses net contribution for each reportable segment predominantly in the annual budget and forecasting process, as well as consideration of budget-to-actual variances on a quarterly basis when making decisions for assessment of our performance and results of operations. Certain components of net contribution are utilized to determine executive compensation along with other measures.

The following table provides net contribution by reportable segment and includes a reconciliation to income before income taxes (dollars in thousands):

	Fiscal 2024
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$625,960	$137,639	$—	$763,599
Cost of revenues	366,953	78,128	10,595	455,676
Gross profit	259,007	59,511	(10,595)	307,923
Gross margin	41.4%	43.2%		40.3%
Research and development	90,463	20,617	10,858	121,938
Selling	31,462	16,082	5,994	53,538
Marketing	8,775	7,184	5,120	21,079
Net Contribution	$128,307	$15,628	$(32,567)	111,368
General and administrative				67,169
Gain on sale of business				20,581
Operating income				64,780
Interest income				14,111
Interest expense				(418)
Other income (expense), net				939
Income before income taxes				$79,412

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$497,903	$165,199	$—	$663,102
Cost of revenues	312,511	80,464	11,547	404,522
Gross profit	185,392	84,735	(11,547)	258,580
Gross margin	37.2%	51.3%		39.0%
Research and development	83,104	21,487	11,174	115,765
Selling	26,912	17,026	8,581	52,519
Marketing	5,983	9,367	7,273	22,623
Net Contribution	$69,393	$36,855	$(38,575)	67,673
General and administrative				57,870
Gain on sale of business				72,953
Operating income				82,756
Interest income				7,217
Interest expense				(421)
Other income (expense), net				(285)
Income before income taxes				$89,267

	Fiscal 2022
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$591,422	$156,515	$—	$747,937
Cost of revenues	355,860	75,578	20,490	451,928
Gross profit	235,562	80,937	(20,490)	296,009
Gross margin	39.8%	51.7%		39.6%
Research and development	82,428	17,078	9,716	109,222
Selling	29,583	14,953	13,612	58,148
Marketing	7,249	7,147	8,569	22,965
Net Contribution	$116,302	$41,759	$(52,387)	105,674
General and administrative				50,762
Operating income				54,912
Interest income				2,220
Interest expense				(579)
Other income (expense), net				1,317
Income before income taxes				$57,870

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

Net Contribution represents Operating income excluding general and administrative expenses and gains on sale of business, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue, by geographic region, as a percentage of total revenues based upon ship-to location:

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
South Korea	24.2%	17.8%	14.9%
United States	24.1	25.9	17.1
Taiwan	22.7	22.3	22.7
China	13.5	13.8	21.5
Europe	4.6	5.9	5.2
Japan	4.4	5.5	5.1
Singapore	2.6	2.8	5.3
Malaysia	2.4	4.0	6.7
Rest of World	1.5	2.0	1.5
Total revenues	100.0%	100.0%	100.0%

The following table summarizes revenue by market (in thousands):

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
Foundry & Logic	$381,182	$363,539	$409,196
DRAM	227,422	113,779	133,446
Flash	17,356	20,585	48,780
Systems	137,639	165,199	156,515
Total revenues	$763,599	$663,102	$747,937

The following table summarizes revenue by timing of revenue recognition (in thousands):

	Fiscal Year Ended
	December 28, 2024			December 30, 2023			December 31, 2022
	Probe Cards	Systems	Total	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Products transferred at a point in time	$620,598	$122,181	$742,779	$494,624	$155,145	$649,769	$587,738	$144,456	$732,194
Services transferred over time	5,362	15,458	20,820	3,279	10,054	13,333	3,684	12,059	15,743
Total	$625,960	$137,639	$763,599	$497,903	$165,199	$663,102	$591,422	$156,515	$747,937

Long-lived assets, comprised of Operating lease, Right-of-use assets, Property, plant and equipment, net, Goodwill and Intangibles, net, reported based on the location of the asset was as follows (in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
United States	$411,646	$414,607	$406,529
Europe	21,323	23,204	42,640
Asia-Pacific	9,366	11,135	10,236
Total	$442,335	$448,946	$459,405

Note 17—Recent Accounting Pronouncements

Adopted
ASU 2023-07
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The ASU includes requirements that an entity disclose the title of the CODM and on an interim and annual basis, significant segment expenses and the composition of other segment items for each segment's reported profit. The standard also permits disclosure of additional

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
measures of segment profit. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. We adopted the new standard effective December 28, 2024. As a result, we have enhanced our segment disclosures to include the presentation of cost of revenues, Research and development, Selling, and Marketing expenses by segment. The adoption of this ASU affects only our disclosures, with no impacts to our financial condition and results of operations. See Note 16, Segments and Geographic Information, for the additional information.

Pending Adoption
ASU 2024-03
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating when we will adopt the ASU.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The standard also requires that entities disclose income before income taxes and provision for income taxes disaggregated between domestic and foreign. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 27, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We will adopt this ASU retrospectively for the period ending December 27, 2025, and it will impact only our disclosures with no impacts to our financial condition and results of operations.

Note 18—Subsequent Events

Advantest Private Placement
On January 10, 2025, Advantest America, Inc., a Delaware corporation, acquired 334,971 shares of FormFactor's common stock in a private placement for $44.78 per share, representing the 5-day trailing volume-weighted average price prior to signing the related private placement agreement.

FICT Equity Investment
On February 21, 2025, we, together with MBK Partners, a private equity firm, acquired FICT Limited (“FICT”) from Advantage Partners Inc. In connection with the acquisition, we obtained a 20% equity interest in FICT, in exchange for funding $59.6 million of the purchase price. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services. Under the equity method, upon closing this investment, the investment will be included as a separate item in our Consolidated Balance Sheets and we will record our proportionate share of FICT’s net income or loss as a separate item in our Consolidated Statements of Operations.