Form 10-Q
period 2025-03-29
FORMFACTOR INC
filed 2025-05-06
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
Or
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

As of April 30, 2025, 77,076,642 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 29, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$129,889	$190,728
Marketable securities	169,099	169,295
Accounts receivable, net of allowance for credit losses of $12 and $4	98,605	104,294
Inventories, net	109,965	101,676
Restricted cash	967	3,746
Prepaid expenses and other current assets	42,716	35,389
Total current assets	551,241	605,128
Restricted cash	2,445	2,732
Operating lease, right-of-use-assets	20,054	22,579
Property, plant and equipment, net of accumulated depreciation	208,317	210,230
Equity investment	68,667	—
Goodwill	199,700	199,171
Intangibles, net	9,681	10,355
Deferred tax assets	92,759	92,012
Other assets	3,303	4,008
Total assets	$1,156,167	$1,146,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,536	$62,287
Accrued liabilities	34,909	43,742
Current portion of term loan, net of unamortized issuance costs	1,113	1,106
Deferred revenue	14,996	15,847
Operating lease liabilities	8,461	8,363
Total current liabilities	124,015	131,345
Term loan, less current portion, net of unamortized issuance costs	11,927	12,208
Long-term operating lease liabilities	15,980	17,550
Deferred grant	18,000	18,000
Other liabilities	20,371	19,344
Total liabilities	190,293	198,447

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,075,636 and 77,114,633 shares issued and outstanding	77	77
Additional paid-in capital	844,488	837,586
Accumulated other comprehensive loss	(6,037)	(10,840)
Accumulated income	127,346	120,945
Total stockholders’ equity	965,874	947,768
Total liabilities and stockholders’ equity	$1,156,167	$1,146,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenues	$171,356	$168,725
Cost of revenues	106,833	105,987
Gross profit	64,523	62,738
Operating expenses:
Research and development	27,800	28,627
Selling, general and administrative	33,454	33,079
Total operating expenses	61,254	61,706
Gain on sale of business	—	20,271
Operating income	3,269	21,303
Interest income, net	3,317	3,156
Other income, net	890	520
Income before income taxes	7,476	24,979
Provision for income taxes	1,075	3,198
Net income	$6,401	$21,781
Net income per share:
Basic	$0.08	$0.28
Diluted	$0.08	$0.28
Weighted-average number of shares used in per share calculations:
Basic	77,345	77,452
Diluted	77,884	78,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Net income	$6,401	$21,781
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,339	(2,283)
Unrealized gains (losses) on available-for-sale marketable securities	370	(198)
Unrealized gains (losses) on derivative instruments	1,094	(232)
Other comprehensive income (loss), net of tax:	4,803	(2,713)
Comprehensive income	$11,204	$19,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income	Total

	Three Months Ended March 29, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	197,051	—	6,576	—	—	6,576
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	93,981	—	(2,132)	—	—	(2,132)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(665,000)	—	(22,207)	—	—	(22,207)
Stock-based compensation	—	—	9,665	—	—	9,665
Other comprehensive income	—	—	—	4,803	—	4,803
Net income	—	—	—	—	6,401	6,401
Balances, March 29, 2025	77,075,636	$77	$844,488	$(6,037)	$127,346	$965,874

	Three Months Ended March 30, 2024
Balances, December 30, 2023	77,376,903	$77	$861,448	$(4,052)	$51,331	$908,804
Issuance of common stock under the Employee Stock Purchase Plan	197,014	—	4,948	—	—	4,948
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	78,957	—	(1,840)	—	—	(1,840)
Purchase and retirement of common stock through repurchase program	(411,756)	—	(17,398)	—	—	(17,398)
Stock-based compensation	—	—	10,168	—	—	10,168
Other comprehensive loss	—	—	—	(2,713)	—	(2,713)
Net income	—	—	—	—	21,781	21,781
Balances, March 30, 2024	77,241,118	$77	$857,326	$(6,765)	$73,112	$923,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$6,401	$21,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,156	7,193
Amortization	674	640
Reduction in the carrying amount of right-of-use assets	1,803	1,415
Stock-based compensation expense	9,796	10,405
Deferred income tax benefit	(691)	(1,293)
Provision for excess and obsolete inventories	2,879	3,146
Non-cash restructuring charges	2,102	—
Gain on sale of business	—	(20,271)
Other adjustments to reconcile net income to net cash provided by operating activities	(1,024)	176
Changes in assets and liabilities:
Accounts receivable	6,293	6,466
Inventories	(10,196)	(4,926)
Prepaid expenses and other current assets	(3,794)	1,224
Other assets	469	17
Accounts payable	10,535	4,948
Accrued liabilities	(7,926)	(1,963)
Other liabilities	712	1,085
Deferred revenues	(620)	4,499
Operating lease liabilities	(2,030)	(1,530)
Net cash provided by operating activities	23,539	33,012
Cash flows from investing activities:
Acquisition of property, plant and equipment	(18,584)	(13,436)
Proceeds from sale of business	—	21,275
Purchase of equity investment	(67,156)	—
Purchases of marketable securities	(26,330)	(37,472)
Proceeds from maturities and sales of marketable securities	27,410	25,813
Net cash used in investing activities	(84,660)	(3,820)
Cash flows from financing activities:
Proceeds from issuances of common stock	21,576	4,948
Purchase of common stock through stock repurchase program	(22,135)	(17,334)
Tax withholdings related to net share settlements of equity awards	(2,132)	(1,840)
Payments on term loan	(273)	(266)
Net cash used in financing activities	(2,964)	(14,492)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	180	(1,592)
Net increase (decrease) in cash, cash equivalents and restricted cash	(63,905)	13,108
Cash, cash equivalents and restricted cash, beginning of year	197,206	181,273
Cash, cash equivalents and restricted cash, end of period	$133,301	$194,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 29, 2025	March 30, 2024
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$8,563	$2,567

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,826	$1,423
Cash paid for interest	92	100
Operating cash outflows from operating leases	2,414	2,305

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$129,889	$186,296
Restricted cash, current	967	5,865
Restricted cash	2,445	2,220
Total cash, cash equivalents and restricted cash	$133,301	$194,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2025 and 2024 each contain 52 weeks and the three months ended March 29, 2025 and March 30, 2024 each contained 13 weeks. Fiscal 2025 will end on December 27, 2025.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended March 29, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024, except for:

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our investment of $67.2 million, comprises the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

We will report the results of our share of the investment with HoldCo on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period.

During the three months ended March 29, 2025, we engaged in transactions with FICT, a related party. These transactions were conducted in the normal course of business and at arm's length. The total amount of these transactions was not material to our financial statements.

New Accounting Pronouncements
ASU 2024-03
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While this ASU will impact only our disclosures and not our financial condition and results of operations, we are currently evaluating the effect the adoption of this ASU may have on our disclosures.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The standard also requires that entities disclose income before income taxes and provision for income taxes disaggregated between domestic and foreign. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments outlined in this ASU prospectively by providing the revised disclosures for the current period and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We will adopt this ASU retrospectively for the period ending December 27, 2025, and it will impact only our disclosures with no impacts to our financial condition and results of operations.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
SK hynix Inc.	23.3%	15.5%
Intel Corporation	12.0%	15.7%
Samsung Electronics Co., LTD.	*	12.4%
	35.3%	43.6%
* Less than 10% of revenues.

At March 29, 2025 and December 28, 2024, three customers accounted for 16.5%, 15.8%, and 12.4% and one customer accounted for 22.0% of gross accounts receivable, respectively.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 29, 2025	December 28, 2024
Raw materials	$46,873	$45,547
Work-in-progress	42,526	38,366
Finished goods	20,566	17,763
	$109,965	$101,676

Note 4 — Divestiture

On February 7, 2024, we entered into a definitive agreement to sell our China operations to Grand Junction Semiconductor Pte. Ltd. (“Grand Junction”) for $25.0 million in cash, subject to customary purchase price adjustments, and establish an exclusive distribution and partnership agreement to continue sales and support of our products in the region. The following subsidiaries were included as part of the divestiture: Microprobe Hong Kong Limited, FormFactor Technology (Suzhou) Co. Ltd., Cascade Microtech Singapore Pte, Ltd, and FormFactor International (Shanghai) Trading Co., Ltd. These entities supported both the Probe Cards and Systems segments.

On February 26, 2024, we closed on the sale of the operations in China to Grand Junction and received total consideration of $21.4 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the China operations did not meet the criteria to be classified as a discontinued operation in our financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on our operations and financial results.

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

As a result of the divestiture, we recognized a pre-tax gain of $20.3 million. We recorded income tax expense associated with the divestiture of approximately $3.3 million.

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 30, 2023	$178,424	$22,666	$201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(802)	(802)
Goodwill, as of December 28, 2024	177,369	21,802	199,171
Foreign currency translation	—	529	529
Goodwill, as of March 29, 2025	$177,369	$22,331	$199,700

We have not recorded goodwill impairments for the three months ended March 29, 2025.

Intangible assets were as follows (in thousands):

	March 29, 2025			December 28, 2024
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$159,778	$150,531	$9,247	$159,360	$149,631	$9,729
Trade name	7,784	7,759	25	7,736	7,700	36
Customer relationships	47,956	47,547	409	47,831	47,241	590
	$215,518	$205,837	$9,681	$214,927	$204,572	$10,355

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of revenues	$483	$449
Selling, general and administrative	191	191
	$674	$640

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$1,790
2026	1,763
2027	1,741
2028	1,630
2029	1,630
Thereafter	1,127
$9,681

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 29, 2025	December 28, 2024
Accrued compensation and benefits	$22,149	$26,077
Accrued warranty	3,551	3,558
Accrued income and other taxes	1,828	2,969
Accrued employee stock purchase plan contributions withheld	2,205	6,034
Other accrued expenses	5,176	5,104
	$34,909	$43,742

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 29, 2025 or the year ended December 28, 2024.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first three months of fiscal 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 29, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$65,074	$—	$—	$65,074
U.S. treasuries	1,598	—	—	1,598
Commercial paper	—	999	—	999
	66,672	999	—	67,671
Marketable securities:
U.S. treasuries	66,517	—	—	66,517
U.S. agency securities	—	15,180	—	15,180
Corporate bonds	—	81,511	—	81,511
Commercial paper	—	5,891	—	5,891
	66,517	102,582	—	169,099
Foreign exchange derivative contracts	—	280	—	280
Promissory note receivable	—	—	1,516	1,516
Interest rate swap derivative contracts	—	1,740	—	1,740
Total assets	$133,189	$105,601	$1,516	$240,306
Liabilities:
Foreign exchange derivative contracts	$—	$(42)	$—	$(42)
Total liabilities	$—	$(42)	$—	$(42)

December 28, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,519	$—	$—	$131,519
Marketable securities:
U.S. treasuries	71,252	—	—	71,252
U.S. agency securities	—	13,869	—	13,869
Corporate bonds	—	83,176	—	83,176
Commercial paper	—	998	—	998
	71,252	98,043	—	169,295
Promissory note receivable	—	—	1,512	1,512
Interest rate swap derivative contracts	—	2,025	—	2,025
Total assets	$202,771	$100,068	$1,512	$304,351
Liabilities:
Foreign exchange derivative contracts	$—	$(1,141)	$—	$(1,141)
Total liabilities	$—	$(1,141)	$—	$(1,141)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 29, 2025 will mature by the first quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of March 29, 2025 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	31,412	$34,001
Japanese Yen	Sell	1,236,544	8,265
Korean Won	Buy	2,140,919	1,463
Taiwan Dollar	Sell	117,600	3,549

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 29, 2025 or March 30, 2024.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Balance at beginning of year	$3,558	$3,177
Accruals	1,668	2,729
Settlements	(1,675)	(2,238)
Balance at end of period	$3,551	$3,668

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 29, 2025	December 28, 2024
Land	$17,124	$17,124
Building and building improvements	46,484	46,578
Machinery and equipment	316,614	307,201
Computer equipment and software	48,241	47,344
Furniture and fixtures	7,522	7,430
Leasehold improvements	102,588	101,374
Sub-total	538,573	527,051
Less: Accumulated depreciation and amortization	(387,142)	(379,968)
Net property, plant and equipment	151,431	147,083
Construction-in-progress	56,886	63,147
Total	$208,317	$210,230

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million in shares of common stock. During fiscal 2024 we repurchased and retired 1,309,635 shares of common stock for $53.3 million. During the three months ended March 29, 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. Share repurchases are subject to an excise tax enabled by the Inflation Reduction Act that is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, net of the fair market value of certain new stock issuances during the same taxable year. Certain exceptions apply to the excise tax. The excise tax incurred is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders Equity, as applicable. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Private Placement
On January 10, 2025, Advantest America, Inc., a Delaware corporation, acquired 334,971 shares of FormFactor's common stock in a private placement for $44.78 per share, representing the 5-day trailing volume-weighted average price prior to signing the related private placement agreement.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 28, 2024	1,776,743	$39.07
Awards granted	10,020	35.73
Awards vested	(152,278)	34.90
Awards forfeited	(51,875)	38.10
RSUs at March 29, 2025	1,582,610	39.68

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 29, 2025. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
March 29, 2025
Shares issued	197,051
Weighted average per share purchase price	$33.37
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(6.69)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Cost of revenues	$2,005	$1,928
Research and development	2,646	2,613
Selling, general and administrative	5,145	5,864
Total stock-based compensation	$9,796	$10,405

Unrecognized Compensation Costs
At March 29, 2025, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$35,134	1.76
Performance restricted stock units	7,755	1.75
Employee stock purchase plan	1,278	0.34
Total unrecognized stock-based compensation expense	$44,167	1.72

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Weighted-average shares used in computing basic net income per share	77,345	77,452
Add potentially dilutive securities	539	1,038
Weighted-average shares used in computing diluted net income per share	77,884	78,490

Securities not included as they would have been antidilutive	593	—

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of March 29, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine years, and some leases include options to extend up to twenty years. We also have operating leases for automobiles with remaining lease terms of one year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was four years as of March 29, 2025 and the weighted-average discount rate was 4.7%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Lease expense:
Operating lease expense	$2,151	$2,130
Short-term lease expense	104	60
Variable lease expense	780	810
	$3,035	$3,000

Future minimum payments under our non-cancelable operating leases were as follows as of March 29, 2025 (in thousands):

Fiscal Year	Amount
Remainder of 2025	$6,834
2026	7,643
2027	7,212
2028	3,902
2029	241
Thereafter	1,161
Total minimum lease payments	26,993
Less: interest	(2,552)
Present value of net minimum lease payments	24,441
Less: current portion	(8,461)
Total long-term operating lease liabilities	$15,980

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On March 29, 2025, we had $19.4 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 61.2% of our remaining performance obligations as revenue in the remainder of fiscal 2025, approximately 34.5% in fiscal 2026, and approximately 4.3% in fiscal 2027 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 29, 2025 and December 28, 2024 were $7.5 million and $6.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 29, 2025 and December 28, 2024 were $16.3 million and $16.9 million, respectively. During the three months ended March 29, 2025, we recognized $8.0 million of revenue that was included in contract liabilities as of December 28, 2024.

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	March 29, 2025				March 30, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$136,520	$34,836	$—	$171,356	$136,701	$32,024	$—	$168,725
Cost of revenues	84,905	19,321	(2,607)	106,833	85,910	17,518	(2,559)	105,987
Gross profit	51,615	15,515	(2,607)	64,523	50,791	14,506	(2,559)	62,738
Gross margin	37.8%	44.5%		37.7%	37.2%	45.3%		37.2%
Research and development	21,056	3,968	2,776	27,800	20,848	5,166	2,613	28,627
Selling	6,566	3,660	2,801	13,027	7,220	3,586	1,700	12,506
Marketing	1,580	1,741	1,126	4,447	1,918	1,660	1,702	5,280
Net contribution	$22,413	$6,146	$(9,310)	19,249	$20,805	$4,094	$(8,574)	16,325
General and administrative				15,980				15,293
Gain on sale of business				—				20,271
Operating income				3,269				21,303
Interest income				3,416				3,258
Interest expense				(99)				(102)
Other income, net				890				520
Income before income taxes				$7,476				$24,979

Corporate and Other includes unallocated expenses relating to amortization of stock-based compensation expense, intangible assets, acquisition-related costs, including charges related to fixed assets stepped up to fair value, restructuring charges, and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

Net contribution represents Operating income excluding general and administrative expenses and gains on sale of business, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 29, 2025			March 30, 2024
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$85,272	$—	$85,272	$86,768	$—	$86,768
DRAM	48,858	—	48,858	45,896	—	45,896
Flash	2,390	—	2,390	4,037	—	4,037
Systems	—	34,836	34,836	—	32,024	32,024
Total	$136,520	$34,836	$171,356	$136,701	$32,024	$168,725
Timing of revenue recognition:
Products transferred at a point in time	$134,721	$31,335	$166,056	$135,641	$28,784	$164,425
Products and services transferred over time	1,799	3,501	5,300	1,060	3,240	4,300
Total	$136,520	$34,836	$171,356	$136,701	$32,024	$168,725
Geographical region:
Taiwan	$40,747	$4,615	$45,362	$27,179	$2,698	$29,877
South Korea	42,209	962	43,171	50,672	45	50,717
United States	27,784	12,541	40,325	35,596	10,170	45,766
China	8,152	5,463	13,615	8,686	6,927	15,613
Japan	5,179	5,140	10,319	4,347	4,195	8,542
Europe	3,535	4,246	7,781	3,528	5,321	8,849
Singapore	4,871	1,378	6,249	3,516	1,242	4,758
Malaysia	2,552	48	2,600	1,608	255	1,863
Rest of World	1,491	443	1,934	1,569	1,171	2,740
Total	$136,520	$34,836	$171,356	$136,701	$32,024	$168,725

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial and operating results, gross margins, liquidity, operating expenses, products, projected costs and capital expenditure requirements, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “plan,” “anticipate,” “believe,” “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2024 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $6.4 million in the first three months of fiscal 2025 as compared to $21.8 million in the first three months of fiscal 2024. The decline in net income is mainly attributable to the $20.3 million gain recognized during the first quarter of fiscal 2024 from the sale of our China operations that also established an exclusive distribution and partnership agreement to continue sales and support of our products to that region (the “China Transaction”).

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 29, 2025, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 28, 2024 except for the addition of a policy related to Equity Investments.

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our investment of $67.2 million, comprises the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

We will report our share of the earnings or losses of the HoldCo on a one-quarter lag as its results are not expected to be available in time to be recorded in the concurrent period.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 29, 2025	March 30, 2024
Revenues	100.0%	100.0%
Cost of revenues	62.3	62.8
Gross profit	37.7	37.2
Operating expenses:
Research and development	16.2	17.0
Selling, general and administrative	19.5	19.6
Total operating expenses	35.7	36.6
Gain on sale of business	—	12.0
Operating income	2.0	12.6
Interest income, net	1.9	1.9
Other income, net	0.5	0.3
Income before income taxes	4.4	14.8
Provision for income taxes	0.6	1.9
Net income	3.8%	12.9%

Revenues by Segment and Market

	Three Months Ended
	March 29, 2025	March 30, 2024

	(In thousands)
Probe Cards	$136,520	$136,701
Systems	34,836	32,024
	$171,356	$168,725

	Three Months Ended
	March 29, 2025	% of Revenues	March 30, 2024	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$85,272	49.8%	$86,768	51.4%	$(1,496)	(1.7)%
DRAM	48,858	28.5	45,896	27.2	2,962	6.5
Flash	2,390	1.4	4,037	2.4	(1,647)	(40.8)
Systems Market:
Systems	34,836	20.3	32,024	19.0	2,812	8.8
Total revenues	$171,356	100.0%	$168,725	100.0%	$2,631	1.6%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, was driven by weaker probe-card demand for client PC and server microprocessor designs.

DRAM — The increase in DRAM product revenue for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, was driven by increased demand for HBM designs utilized in generative artificial intelligence applications as well as increased demand for other non-HBM DRAM designs, particularly DDR5.

Flash — The decrease in Flash product revenue for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, was driven by decreased customer production activity and demand for our products.

Systems — The increase in Systems market revenue for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, was driven by increased sales of probe stations, cryogenic systems, and thermal systems.
Revenues by Geographic Region

	Three Months Ended
	March 29, 2025	% of Revenues	March 30, 2024	% of Revenues

	(Dollars in thousands)
Taiwan	$45,362	26.5%	$29,877	17.7%
South Korea	43,171	25.2	50,717	30.1
United States	40,325	23.5	45,766	27.1
China	13,615	7.9	15,613	9.3
Japan	10,319	6.0	8,542	5.1
Europe	7,781	4.5	8,849	5.2
Singapore	6,249	3.6	4,758	2.8
Malaysia	2,600	1.5	1,863	1.1
Rest of the world	1,934	1.3	2,740	1.6
Total revenues	$171,356	100.0%	$168,725	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three months ended March 29, 2025, compared to the three months ended March 30, 2024, were primarily attributable to changes in customer demand, product sales mix, and impacts from trade restrictions.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change
Gross profit	$64,523	$62,738	$1,785	2.8%
Gross margin	37.7%	37.2%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 29, 2025				March 30, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$51,615	$15,515	$(2,607)	$64,523	$50,791	$14,506	$(2,559)	$62,738
Gross margin	37.8%	44.5%		37.7%	37.2%	45.3%		37.2%

Probe Cards — For the three months ended March 29, 2025, gross profit and gross margins increased compared to the three months ended March 30, 2024, primarily due to a more favorable product mix.

Systems — For the three months ended March 29, 2025, gross profit increased while gross margins decreased compared to the three months ended March 30, 2024, primarily as a result of greater revenues with a more favorable absorption of costs on higher production volumes, more than offset by an increase in manufacturing spending.

Corporate and Other — Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 29, 2025, compared to the three months ended March 30, 2024, gross profit and gross margins have increased primarily as a result of greater revenues with a more favorable absorption of costs on higher production volumes, a more favorable product mix, partially offset by an increase in manufacturing spending, as described above.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Stock-based compensation	$2,005	$1,928

Research and Development

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$27,800	$28,627	$(827)	(2.9)%
% of revenues	16.2%	17.0%

Research and development expenses in the three months ended March 29, 2025 decreased compared to the corresponding period in the prior year primarily due to slightly lower project material costs and general operational costs on higher revenues.

A detail of the changes is as follows (in thousands):

Three Months Ended March 29, 2025 compared to Three Months Ended March 30, 2024
Project material costs	$(674)
General operational costs	(101)
Employee compensation costs	(85)
Stock-based compensation expense	33
$(827)

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Stock-based compensation expense	$2,646	$2,613

Selling, General and Administrative

	Three Months Ended
	March 29, 2025	March 30, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$33,454	$33,079	$375	1.1%
% of revenues	19.5%	19.6%

Selling, general and administrative expenses increased in total for the three months ended March 29, 2025 compared to the corresponding period in the prior year, but decreased slightly as a percent of revenues. The drivers of the increase for the three month period were increased restructuring charges from operating efficiency initiatives and increased commissions expense from increased revenues, partially offset by lower general operating expenses from decreased headcount, lower consulting fees from the China Transaction in the first quarter of fiscal 2024 and lower stock-based compensation expense.

A detail of the changes is as follows (in thousands):

Three Months Ended March 29, 2025 compared to Three Months Ended March 30, 2024
Restructuring charges	$2,677
General operating expenses	(1,069)
Consulting fees	(958)
Stock-based compensation expense	(719)
Commission expenses	524
Employee compensation costs	(80)
$375

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 29, 2025	March 30, 2024
Stock-based compensation expense	$5,145	$5,864

Interest Income, Net

	Three Months Ended
	March 29, 2025	March 30, 2024

	(Dollars in thousands)
Interest Income	$3,416	$3,258
Weighted average balance of cash and investments	$349,664	$330,277
Weighted average yield on cash and investments	4.47%	4.54%

Interest Expense	$99	$102
Average debt outstanding	$13,110	$14,188
Weighted average interest rate on debt	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The increase in interest income for the three months ended March 29, 2025, compared with the corresponding period of the prior year, was attributable to higher invested balances.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three months ended March 29, 2025 was effectively flat compared to the corresponding periods in the prior year. This stability is due to our interest rate swap, which fixes the interest rate on our long-term debt.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended
	March 29, 2025	March 30, 2024

	(In thousands, except percentages)
Provision for income taxes	$1,075	$3,198
Effective tax rate	14.4%	12.8%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for the three months ended March 29, 2025 compared to the corresponding period in the prior year was primarily driven by effective tax rate impacts the China Transaction had on the prior year.

Liquidity and Capital Resources

Capital Resources
Our working capital decreased to $427.2 million at March 29, 2025, compared to $473.8 million at December 28, 2024.

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

Our cash, cash equivalents and marketable securities totaled approximately $299.0 million at March 29, 2025, compared to $360.0 million at December 28, 2024. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 29, 2025	March 30, 2024

	(In thousands)
Net cash provided by operating activities	$23,539	$33,012
Net cash used in investing activities	$(84,660)	$(3,820)
Net cash used in financing activities	$(2,964)	$(14,492)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the three months ended March 29, 2025 was attributable to net income of $6.4 million and net non-cash expenses of $23.7 million, partially offset by the increase in net working capital of $6.6 million. The cash used in net working capital mainly related to increased inventories of $10.2 million and lowered accrued liabilities of $7.9 million, partially offset by increased accounts payable of $10.5 million and decreased accounts receivable, net, of $6.3 million. The non-cash expenses consisted of depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the three months ended March 29, 2025 primarily related to $67.2 million used to acquire our equity investment in FICT and $18.6 million of property, plant and equipment purchases, partially offset by $1.1 million in net proceeds from the maturities and sales of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 29, 2025 primarily related to $22.1 million used to purchase common stock under our stock repurchase program, $2.1 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $21.6 million received from issuances of common stock in a private placement and under our employee stock purchase plan.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1145%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 29, 2025, before consideration of the interest rate swap discussed in the next paragraph, was 6.19%. As of March 29, 2025, the balance outstanding pursuant to the Building Term Loan was $13.1 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of March 29, 2025, the notional amount of the loan that is subject to this interest rate swap is $13.1 million.

Stock Repurchase Programs

On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million shares. During fiscal 2024, we repurchased and retired 1,309,635 shares of common stock for $53.3 million. During the three months ended March 29, 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized an additional program to repurchase up to $75.0 million of outstanding common stock, also with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. The share repurchase program will expire on April 24, 2027.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of March 29, 2025:

	Payments Due In Fiscal Year
	Remainder 2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$6,834	$7,643	$7,212	$3,902	$241	$1,161	$26,993
Term loans - principal payments	836	1,142	1,175	1,208	1,242	7,491	13,094
Term loans - interest payments (1)	597	736	664	591	515	1,343	4,446
Total	$8,267	$9,521	$9,051	$5,701	$1,998	$9,995	$44,533
(1) Represents our minimum interest payment commitments at 6.19% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $52.1 million as of March 29, 2025. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of March 29, 2025, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 29, 2025, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Standards

For a description of a recent change in accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1, Basis of Presentation and Significant Accounting Policies, in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024. Our exposure to market risk has not changed materially since December 28, 2024.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 29, 2025 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2024, apart from the risk factor described below. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2024 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Increasingly restrictive export regulations and other trade barriers may materially harm our business.

Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. In recent months, markets have reacted adversely to geopolitical tensions, volatility and uncertainty in international trade policies, substantially stemming from the U.S. government’s implementation of rapidly evolving changes to trade policies, including new and expanded tariffs and changes in U.S. participation in multilateral trade agreements resulting in reciprocal tariffs, and other trade restrictions, having been imposed and modified, and selective tariff exemptions being granted, often suddenly and with little notice, impacting a broad range of raw materials and trade globally.

In reaction to U.S. trade regulations, governments and private businesses outside the United States may implement retaliatory controls and preferences for non-U.S. or local suppliers, which can increase our manufacturing and transaction costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers, limit our ability to procure components or raw materials, or impede or slow the movement of our goods across borders. These and other regulatory and policy changes, and the reactions of customers to such changes, in the United States and elsewhere, could materially and negatively affect our future sales and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent sales of unregistered securities

On January 10, 2025, Advantest America, Inc., a Delaware corporation, acquired 334,971 shares of FormFactor's common stock in a private placement for $44.78 per share, representing the 5-day trailing volume-weighted average price prior to signing the related private placement agreement.

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended March 29, 2025:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)(2)
December 29, 2024 - January 25, 2025	—	$—	—	$20,530,755
January 26, 2025 - February 22, 2025	132,446	35.21	132,446	15,867,331
February 23, 2025 - March 29, 2025	532,554	32.81	532,554	—
	665,000	$33.29	665,000
1 In October 2023, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. In March 2025, our Board of Directors approved an increase to the repurchase plan, authorizing the repurchase of an additional $1.6 million shares. As of March 29, 2025, this program was fully utilized.
2 Amounts exclude the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax is recorded in equity and excluded from the amount available under the repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 29, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 6, 2025	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)