Form 10-Q
period 2025-06-28
FORMFACTOR INC
filed 2025-08-05
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
Or
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

As of July 30, 2025, 77,114,214 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 28, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$67,380	$190,728
Marketable securities	181,949	169,295
Accounts receivable, net of allowance for credit losses of $36 and $4	115,199	104,294
Inventories, net	110,789	101,676
Restricted cash	1,061	3,746
Prepaid expenses and other current assets	48,884	35,389
Total current assets	525,262	605,128
Restricted cash	2,464	2,732
Operating lease, right-of-use-assets	19,475	22,579
Property, plant and equipment, net of accumulated depreciation	259,288	210,230
Equity investment	67,264	—
Goodwill	200,858	199,171
Intangibles, net	9,017	10,355
Deferred tax assets	94,795	92,012
Other assets	3,185	4,008
Total assets	$1,181,608	$1,146,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,932	$62,287
Accrued liabilities	38,545	43,742
Current portion of term loan, net of unamortized issuance costs	1,121	1,106
Deferred revenue	16,450	15,847
Operating lease liabilities	7,919	8,363
Total current liabilities	123,967	131,345
Term loan, less current portion, net of unamortized issuance costs	11,644	12,208
Long-term operating lease liabilities	15,231	17,550
Deferred grant	18,000	18,000
Other liabilities	22,743	19,344
Total liabilities	191,585	198,447

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,111,430 and 77,114,633 shares issued and outstanding	77	77
Additional paid-in capital	850,064	837,586
Accumulated other comprehensive income (loss)	3,450	(10,840)
Accumulated income	136,432	120,945
Total stockholders’ equity	990,023	947,768
Total liabilities and stockholders’ equity	$1,181,608	$1,146,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	$195,798	$197,474	$367,154	$366,199
Cost of revenues	122,860	110,574	229,693	216,561
Gross profit	72,938	86,900	137,461	149,638
Operating expenses:
Research and development	28,793	31,564	56,593	60,191
Selling, general and administrative	31,839	37,874	65,293	70,953
Total operating expenses	60,632	69,438	121,886	131,144
Gain on sale of business	—	310	—	20,581
Operating income	12,306	17,772	15,575	39,075
Interest income, net	2,642	3,415	5,959	6,571
Other income (expense), net	(6)	360	884	880
Income before income taxes	14,942	21,547	22,418	46,526
Provision for income taxes	2,372	2,155	3,447	5,353
Loss from equity investment	3,484	—	3,484	—
Net income	$9,086	$19,392	$15,487	$41,173
Net income per share:
Basic	$0.12	$0.25	$0.20	$0.53
Diluted	$0.12	$0.25	$0.20	$0.52
Weighted-average number of shares used in per share calculations:
Basic	77,107	77,235	77,226	77,343
Diluted	77,527	78,717	77,721	78,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$9,086	$19,392	$15,487	$41,173
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,363	(1,075)	11,702	(3,358)
Unrealized gains (losses) on available-for-sale marketable securities	(110)	(39)	260	(237)
Unrealized gains (losses) on derivative instruments	1,234	(69)	2,328	(301)
Other comprehensive income (loss), net of tax:	9,487	(1,183)	14,290	(3,896)
Comprehensive income	$18,573	$18,209	$29,777	$37,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income	Total

	Three Months Ended June 28, 2025
Balances, March 29, 2025	77,075,636	$77	$844,488	$(6,037)	$127,346	$965,874
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	110,794	—	(1,487)	—	—	(1,487)
Purchase and retirement of common stock through repurchase program	(75,000)	—	(2,402)	—	—	(2,402)
Stock-based compensation	—	—	9,465	—	—	9,465
Other comprehensive income	—	—	—	9,487	—	9,487
Net income	—	—	—	—	9,086	9,086
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023

	Six Months Ended June 28, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	197,051	—	6,576	—	—	6,576
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	204,775	—	(3,619)	—	—	(3,619)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(740,000)	—	(24,609)	—	—	(24,609)
Stock-based compensation	—	—	19,130	—	—	19,130
Other comprehensive income	—	—	—	14,290	—	14,290
Net income	—	—	—	—	15,487	15,487
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023

	Three Months Ended June 29, 2024
Balances, March 30, 2024	77,241,118	$77	$857,326	$(6,765)	$73,112	$923,750
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	112,129	—	(1,729)	—	—	(1,729)
Purchase and retirement of common stock through repurchase program	(72,195)	—	(2,904)	—	—	(2,904)
Stock-based compensation	—	—	10,590	—	—	10,590
Other comprehensive loss	—	—	—	(1,183)	—	(1,183)
Net income	—	—	—	—	19,392	19,392
Balances, June 29, 2024	77,281,052	$77	$863,283	$(7,948)	$92,504	$947,916

	Six Months Ended June 29, 2024
Balances, December 30, 2023	77,376,903	$77	$861,448	$(4,052)	$51,331	$908,804
Issuance of common stock under the Employee Stock Purchase Plan	197,014	—	4,948	—	—	4,948
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	191,086	—	(3,569)	—	—	(3,569)
Purchase and retirement of common stock through repurchase program	(483,951)	—	(20,302)	—	—	(20,302)
Stock-based compensation	—	—	20,758	—	—	20,758
Other comprehensive loss	—	—	—	(3,896)	—	(3,896)
Net income	—	—	—	—	41,173	41,173
Balances, June 29, 2024	77,281,052	$77	$863,283	$(7,948)	$92,504	$947,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$15,487	$41,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,051	14,563
Amortization	1,339	1,280
Reduction in the carrying amount of right-of-use assets	3,593	3,195
Stock-based compensation expense	19,187	20,614
Deferred income tax benefit	(2,639)	(10,181)
Provision for excess and obsolete inventories	6,695	6,277
Non-cash restructuring charges	2,160	—
Gain on sale of business and assets	(103)	(20,581)
Loss from equity investment	3,484	—
Other adjustments to reconcile net income to net cash provided by operating activities	(1,456)	344
Changes in assets and liabilities:
Accounts receivable	(9,570)	(10,833)
Inventories	(12,367)	(14,469)
Prepaid expenses and other current assets	(5,717)	2,094
Other assets	460	14
Accounts payable	9,649	2,317
Accrued liabilities	(4,409)	10,244
Other liabilities	2,487	7,316
Deferred revenues	1,133	4,940
Operating lease liabilities	(4,032)	(3,417)
Net cash provided by operating activities	42,432	54,890
Cash flows from investing activities:
Acquisition of property, plant and equipment	(84,840)	(21,834)
Proceeds from sale of business and assets	103	21,585
Purchase of equity investment	(67,156)	—
Purchases of marketable securities	(73,823)	(78,524)
Proceeds from maturities and sales of marketable securities	62,503	68,813
Net cash used in investing activities	(163,213)	(9,960)
Cash flows from financing activities:
Proceeds from issuances of common stock	21,576	4,948
Purchase of common stock through stock repurchase program, including excise tax paid	(24,586)	(20,271)
Tax withholdings related to net share settlements of equity awards	(3,619)	(3,569)
Payments on term loan	(549)	(534)
Net cash used in financing activities	(7,178)	(19,426)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,658	(2,826)
Net increase (decrease) in cash, cash equivalents and restricted cash	(126,301)	22,678
Cash, cash equivalents and restricted cash, beginning of year	197,206	181,273
Cash, cash equivalents and restricted cash, end of period	$70,905	$203,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2025	June 29, 2024
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$13,010	$3,388

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$5,443	$6,924
Cash paid for interest	187	201
Operating cash outflows from operating leases	4,893	4,563

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$67,380	$195,914
Restricted cash, current	1,061	5,939
Restricted cash	2,464	2,098
Total cash, cash equivalents and restricted cash	$70,905	$203,951

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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2025 and 2024 each contain 52 weeks and the six months ended June 28, 2025 and June 29, 2024 each contained 26 weeks. Fiscal 2025 will end on December 27, 2025.

Significant Accounting Policies
Our significant accounting policies have not changed during the six months ended June 28, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024, except for:

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our initial investment of $67.2 million is comprised of the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment, with the income or loss from our pro-rata share of the HoldCo's financial results changing our carrying value of the investment. We report our pro-rata share of the HoldCo's financial results on a one-quarter lag as their results are not available in time to be recorded in the concurrent period. During the three and six months ended June 28, 2025, we recorded a $3.5 million loss of our equity share of the HoldCo using lag reporting. As of June 28, 2025, the carrying value of our investment was $67.3 million, and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

As of June 28, 2025, we had a $7.3 million basis difference between the carrying value of our investment and our proportionate share of the underlying net assets of the Holdco. The basis difference is accounted for as equity method goodwill that is not amortized.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business and at arm's length. Total related party purchases of inventory from FICT during the three and six months ended June 28, 2025 was $3.0 million and $4.8 million, respectively.

New Accounting Pronouncements
ASU 2024-03
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will impact only our disclosures and not our financial condition and results of operations. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

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

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
SK hynix Inc.	25.0%	19.5%	24.2%	17.6%
Intel Corporation	12.4%	16.7%	12.2%	16.3%
Taiwan Semiconductor Manufacturing Co., LTD.	10.4%	*	*	*
	47.8%	36.2%	36.4%	33.9%
* Less than 10% of revenues.

At June 28, 2025, three customers accounted for 21.4%, 16.4%, and 15.6% of gross accounts receivable, and at December 28, 2024, one customer accounted for 22.0% of gross accounts receivable.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	June 28, 2025	December 28, 2024
Raw materials	$48,747	$45,547
Work-in-progress	42,181	38,366
Finished goods	19,861	17,763
	$110,789	$101,676

Note 4 — Divestiture

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

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 30, 2023	$178,424	$22,666	$201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(802)	(802)
Goodwill, as of December 28, 2024	177,369	21,802	199,171
Foreign currency translation	—	1,687	1,687
Goodwill, as of June 28, 2025	$177,369	$23,489	$200,858

We have not recorded goodwill impairments for the six months ended June 28, 2025.

Intangible assets were as follows (in thousands):

	June 28, 2025			December 28, 2024
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$160,694	$151,920	$8,774	$159,360	$149,631	$9,729
Trade name	7,887	7,873	14	7,736	7,700	36
Customer relationships	48,231	48,002	229	47,831	47,241	590
	$216,812	$207,795	$9,017	$214,927	$204,572	$10,355

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenues	$474	$449	$957	$898
Selling, general and administrative	191	191	382	382
	$665	$640	$1,339	$1,280

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$1,125
2026	1,763
2027	1,741
2028	1,630
2029	1,630
Thereafter	1,128
$9,017

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 28, 2025	December 28, 2024
Accrued compensation and benefits	$23,088	$26,077
Accrued warranty	3,272	3,558
Accrued income and other taxes	2,013	2,969
Accrued employee stock purchase plan contributions withheld	5,295	6,034
Other accrued expenses	4,877	5,104
	$38,545	$43,742

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended June 28, 2025 or the year ended December 28, 2024.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first six months of fiscal 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

June 28, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$15,972	$—	$—	$15,972
Commercial paper	—	2,985	—	2,985
	15,972	2,985	—	18,957
Marketable securities:
U.S. treasuries	85,638	—	—	85,638
U.S. agency securities	—	14,808	—	14,808
Corporate bonds	—	70,386	—	70,386
Commercial paper	—	11,117	—	11,117
	85,638	96,311	—	181,949
Foreign exchange derivative contracts	—	1,627	—	1,627
Promissory note receivable	—	—	1,515	1,515
Interest rate swap derivative contracts	—	1,585	—	1,585
Total assets	$101,610	$102,508	$1,515	$205,633

December 28, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,519	$—	$—	$131,519
Marketable securities:
U.S. treasuries	71,252	—	—	71,252
U.S. agency securities	—	13,869	—	13,869
Corporate bonds	—	83,176	—	83,176
Commercial paper	—	998	—	998
	71,252	98,043	—	169,295
Promissory note receivable	—	—	1,512	1,512
Interest rate swap derivative contracts	—	2,025	—	2,025
Total assets	$202,771	$100,068	$1,512	$304,351
Liabilities:
Foreign exchange derivative contracts	$—	$(1,141)	$—	$(1,141)
Total liabilities	$—	$(1,141)	$—	$(1,141)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at June 28, 2025 will mature by the first quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of June 28, 2025 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	20,637	$22,656
Japanese Yen	Sell	2,422,178	16,779
Korean Won	Buy	1,803,550	1,333
Taiwan Dollar	Sell	128,097	4,482

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 28, 2025 or June 29, 2024.

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

Changes in our warranty liability were as follows (in thousands):

	Six Months Ended
	June 28, 2025	June 29, 2024
Balance at beginning of year	$3,558	$3,177
Accruals	3,076	4,361
Settlements	(3,362)	(4,179)
Balance at end of period	$3,272	$3,359

Note 9 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 28, 2025	December 28, 2024
Land	$35,274	$17,124
Building and building improvements	46,492	46,578
Machinery and equipment	328,580	307,201
Computer equipment and software	48,522	47,344
Furniture and fixtures	7,622	7,430
Leasehold improvements	103,978	101,374
Sub-total	570,468	527,051
Less: Accumulated depreciation and amortization	(398,043)	(379,968)
Net property, plant and equipment	172,425	147,083
Construction-in-progress	86,863	63,147
Total	$259,288	$210,230

Note 10 — Stockholders’ Equity and Stock-Based Compensation

Common Stock Repurchase Programs
On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2024 we repurchased and retired 1,309,635 shares of common stock for $53.3 million. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million in shares of common stock. During the first fiscal quarter of 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During the six months ended June 28, 2025, we repurchased and retired 75,000 shares of common stock for $2.4 million under this plan, and as of June 28, 2025, $72.6 million remained available for future repurchases.

Our policy related to repurchases of our common stock is to charge the excess of cost over par value to additional paid-in capital once the shares are retired. Share repurchases are subject to an excise tax enabled by the Inflation Reduction Act that is generally 1% of the fair market value of the shares repurchased at the time of the repurchase, net of the fair market value of certain new stock issuances during the same taxable year. Certain exceptions apply to the excise tax. The excise tax incurred, if applicable, is included in the cost of shares repurchased in the Condensed Consolidated Statement of Stockholders Equity. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Private Placement
On January 10, 2025, Advantest America, Inc., a Delaware corporation, acquired 334,971 shares of our common stock in a private placement for $44.78 per share, representing the 5-day trailing volume-weighted average price prior to signing the related private placement agreement.

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 28, 2024	1,776,743	$39.07
Awards granted	65,964	32.27
Awards vested	(312,849)	37.56
Awards forfeited	(67,548)	37.21
RSUs at June 28, 2025	1,462,310	39.38

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the six months ended June 28, 2025. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Six Months Ended
June 28, 2025
Shares issued	197,051
Weighted average per share purchase price	$33.37
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(6.69)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Cost of revenues	$1,690	$1,932	$3,695	$3,860
Research and development	2,536	2,614	5,182	5,227
Selling, general and administrative	5,165	5,663	10,310	11,527
Total stock-based compensation	$9,391	$10,209	$19,187	$20,614

Unrecognized Compensation Costs
At June 28, 2025, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$29,396	1.62
Performance restricted stock units	6,219	1.63
Employee stock purchase plan	320	0.09
Total unrecognized stock-based compensation expense	$35,935	1.61

Note 11 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Weighted-average shares used in computing basic net income per share	77,107	77,235	77,226	77,343
Add potentially dilutive securities	420	1,482	495	1,403
Weighted-average shares used in computing diluted net income per share	77,527	78,717	77,721	78,746

Securities not included as they would have been antidilutive	620	64	558	32

Note 12 — Commitments and Contingencies

Leases
See Note 13, Leases.

Contractual Obligations and Commitments
Our contractual obligations and commitments have not materially changed as of June 28, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024.

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 13 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine years, and some leases include options to extend up to twenty years. We also have operating leases for automobiles with remaining lease terms of one year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was four years as of June 28, 2025 and the weighted-average discount rate was 4.9%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Lease expense:
Operating lease expense	$2,186	$2,050	$4,337	$4,180
Short-term lease expense	132	85	236	145
Variable lease expense	932	1,052	1,712	1,862
	$3,250	$3,187	$6,285	$6,187

Future minimum payments under our non-cancelable operating leases were as follows as of June 28, 2025 (in thousands):

Fiscal Year	Amount
Remainder of 2025	$4,653
2026	8,093
2027	7,659
2028	4,097
2029	311
Thereafter	1,256
Total minimum lease payments	26,069
Less: interest	(2,919)
Present value of net minimum lease payments	23,150
Less: current portion	(7,919)
Total long-term operating lease liabilities	$15,231

Note 14 — Revenue

Transaction price allocated to the remaining performance obligations: On June 28, 2025, we had $17.4 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 49.4% of our remaining performance obligations as revenue in the remainder of fiscal 2025, approximately 40.0% in fiscal 2026, and approximately 10.6% in fiscal 2027 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of June 28, 2025 and December 28, 2024 were $8.6 million and $6.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of June 28, 2025 and December 28, 2024 were $18.0 million and $16.9 million, respectively. During the six months ended June 28, 2025, we recognized $12.6 million of revenue that was included in contract liabilities as of December 28, 2024.

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	June 28, 2025				June 29, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$162,108	$33,690	$—	$195,798	$166,792	$30,682	$—	$197,474
Cost of revenues	100,040	20,419	(2,401)	122,860	91,553	16,505	(2,516)	110,574
Gross profit	62,068	13,271	(2,401)	72,938	75,239	14,177	(2,516)	86,900
Gross margin	38.3%	39.4%		37.3%	45.1%	46.2%		44.0%
Research and development	20,974	5,261	2,558	28,793	23,710	5,240	2,614	31,564
Selling	7,181	3,424	1,369	11,974	8,353	4,174	1,367	13,894
Marketing	1,598	1,882	1,327	4,807	2,907	1,824	1,761	6,492
Net contribution	$32,315	$2,704	$(7,655)	27,364	$40,269	$2,939	$(8,258)	34,950
General and administrative				15,058				17,488
Gain on sale of business				—				310
Operating income				12,306				17,772
Interest income, net				2,642				3,415
Other income (expense), net				(6)				360
Income before income taxes				$14,942				$21,547

	Six Months Ended
	June 28, 2025				June 29, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$298,628	$68,526	$—	$367,154	$303,493	$62,706	$—	$366,199
Cost of revenues	184,945	39,740	(5,008)	229,693	177,463	34,023	(5,075)	216,561
Gross profit	113,683	28,786	(5,008)	137,461	126,030	28,683	(5,075)	149,638
Gross margin	38.1%	42.0%		37.4%	41.5%	45.7%		40.9%
Research and development	42,030	9,229	5,334	56,593	44,558	10,406	5,227	60,191
Selling	13,747	7,084	4,170	25,001	15,573	7,760	3,067	26,400
Marketing	3,178	3,623	2,453	9,254	4,825	3,484	3,463	11,772
Net contribution	$54,728	$8,850	$(16,965)	46,613	$61,074	$7,033	$(16,832)	51,275
General and administrative				31,038				32,781
Gain on sale of business				—				20,581
Operating income				15,575				39,075
Interest income, net				5,959				6,571
Other income (expense), net				884				880
Income before income taxes				$22,418				$46,526

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	June 28, 2025			June 29, 2024
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$99,513	$—	$99,513	$103,660	$—	$103,660
DRAM	57,057	—	57,057	58,042	—	58,042
Flash	5,538	—	5,538	5,090	—	5,090
Systems	—	33,690	33,690	—	30,682	30,682
Total	$162,108	$33,690	$195,798	$166,792	$30,682	$197,474
Timing of revenue recognition:
Products transferred at a point in time	$160,552	$30,243	$190,795	$165,492	$28,129	$193,621
Products and services transferred over time	1,556	3,447	5,003	1,300	2,553	3,853
Total	$162,108	$33,690	$195,798	$166,792	$30,682	$197,474
Geographical region:
South Korea	$55,836	$1,293	$57,129	$48,691	$416	$49,107
Taiwan	46,814	6,065	52,879	40,192	4,621	44,813
United States	32,849	8,075	40,924	39,435	8,456	47,891
Japan	7,080	7,586	14,666	4,513	3,098	7,611
China	4,633	4,767	9,400	20,311	4,776	25,087
Europe	3,224	4,024	7,248	3,250	5,565	8,815
Singapore	5,489	1,190	6,679	4,112	410	4,522
Malaysia	5,112	43	5,155	5,084	1,518	6,602
Rest of World	1,071	647	1,718	1,204	1,822	3,026
Total	$162,108	$33,690	$195,798	$166,792	$30,682	$197,474

	Six Months Ended
	June 28, 2025			June 29, 2024
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$184,785	$—	$184,785	$190,428	$—	$190,428
DRAM	105,915	—	105,915	103,938	—	103,938
Flash	7,928	—	7,928	9,127	—	9,127
Systems	—	68,526	68,526	—	62,706	62,706
Total	$298,628	$68,526	$367,154	$303,493	$62,706	$366,199
Timing of revenue recognition:
Products transferred at a point in time	$295,273	$61,578	$356,851	$301,133	$56,913	$358,046
Products and services transferred over time	3,355	6,948	10,303	2,360	5,793	8,153
Total	$298,628	$68,526	$367,154	$303,493	$62,706	$366,199
Geographical region:
South Korea	$98,045	$2,255	$100,300	$99,363	$461	$99,824
Taiwan	87,561	10,680	98,241	67,371	7,319	74,690
United States	60,633	20,616	81,249	75,031	18,626	93,657
Japan	12,259	12,726	24,985	8,860	7,293	16,153
China	12,785	10,230	23,015	28,997	11,703	40,700
Europe	6,759	8,270	15,029	6,778	10,886	17,664
Singapore	10,360	2,568	12,928	7,628	1,652	9,280
Malaysia	7,664	91	7,755	6,692	1,773	8,465
Rest of the world	2,562	1,090	3,652	2,773	2,993	5,766
Total	$298,628	$68,526	$367,154	$303,493	$62,706	$366,199

Note 16 — Subsequent Events

One Big Beautiful Bill
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions that may affect our financial results, was signed into law in the United States. FASB Topic 740, Income Taxes, requires the effects of tax law changes to be recognized in the period of enactment. As the legislation was signed into law after the close of the second quarter, the impacts are not included in our operating results for the six months ended June 28, 2025.

Among other provisions, the OBBB repealed the capitalization of domestic Research and Development expenditures and includes a reduced deduction rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries. We are currently evaluating the impact of these provisions which could affect our effective tax rate and deferred tax assets in 2025 and future periods.

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) by and among the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”) with an option to draw additional Incremental Term Loans in $25 million increments. The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate term, (ii) a base rate set forth in the Credit Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Credit Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial and operating results, revenues, gross margins, liquidity, operating expenses, effective tax rate and deferred tax assets, products, projected costs and capital expenditure requirements, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as “may,” “might,” “will,” “could,” “should,” “expect,” “estimate,” “plan,” “anticipate,” “believe,” “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our supply chain, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility and similar factors, our ability to execute our business strategy including any plans of expansion, and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2024 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $15.5 million in the first six months of fiscal 2025 as compared to $41.2 million in the first six months of fiscal 2024. The decline in net income is mainly attributable to the $20.3 million gain recognized during the first half of fiscal 2024 from the sale of our China operations that also established an exclusive distribution and partnership agreement to continue sales and support of our products to that region (the “China Transaction”).

In June 2025, we purchased a manufacturing site in Farmers Branch, Texas. The site, which comprises four structures and includes 50,0000 square feet of clean room space, was purchased for $55 million dollars. This manufacturing facility enabled us to acquire a scarce, fit-for-purpose asset that aligned with our strategic roadmap and provided significant operational flexibility. Located in a lower-operating cost region, it was one of a handful of existing available facilities in the U.S. that had a clean room and came equipped with the infrastructure to meet our future manufacturing needs.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 28, 2025, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 28, 2024 except for the addition of a policy related to Equity Investments.

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our initial investment of $67.2 million is comprised of the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment, with the income or loss from our pro-rata share of the HoldCo's financial results changing our carrying value of the investment. We report our pro-rata share of the HoldCo's financial results on a one-quarter lag as their results are not available in time to be recorded in the concurrent period. During the three and six months ended June 28, 2025, we recorded a $3.5 million loss of our equity share of the HoldCo using lag reporting, that primarily related to costs incurred from the acquisition that are not indicative of its ongoing operating performance. As of June 28, 2025, the carrying value of our investment was $67.3 million, and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

As of June 28, 2025, we had a $7.3 million basis difference between the carrying value of our investment and our proportionate share of the underlying net assets of the Holdco. The basis difference is accounted for as equity method goodwill that is not amortized.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.7	56.0	62.6	59.1
Gross profit	37.3	44.0	37.4	40.9
Operating expenses:
Research and development	14.7	16.0	15.4	16.4
Selling, general and administrative	16.3	19.2	17.8	19.4
Total operating expenses	31.0	35.2	33.2	35.8
Gain on sale of business	—	0.2	—	5.6
Operating income	6.3	9.0	4.2	10.7
Interest income, net	1.3	1.7	1.6	1.8
Other income (expense), net	—	0.2	0.2	0.2
Income before income taxes	7.6	10.9	6.0	12.7
Provision for income taxes	1.2	1.1	0.9	1.5
Loss from equity investment	1.8	—	0.9	—
Net income	4.6%	9.8%	4.2%	11.2%

Revenues by Segment and Market

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(In thousands)
Probe Cards	$162,108	$166,792	$298,628	$303,493
Systems	33,690	30,682	68,526	62,706
	$195,798	$197,474	$367,154	$366,199

	Three Months Ended
	June 28, 2025	% of Revenues	June 29, 2024	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$99,513	50.9%	$103,660	52.5%	$(4,147)	(4.0)%
DRAM	57,057	29.1	58,042	29.4	(985)	(1.7)
Flash	5,538	2.8	5,090	2.6	448	8.8
Systems Market:
Systems	33,690	17.2	30,682	15.5	3,008	9.8
Total revenues	$195,798	100.0%	$197,474	100.0%	$(1,676)	(0.8)%

	Six Months Ended
	June 28, 2025	% of Revenues	June 29, 2024	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$184,785	50.3%	$190,428	52.0%	$(5,643)	(3.0)%
DRAM	105,915	28.8	103,938	28.4	1,977	1.9
Flash	7,928	2.2	9,127	2.5	(1,199)	(13.1)
Systems Market:
Systems	68,526	18.7	62,706	17.1	5,820	9.3
Total revenues	$367,154	100.0%	$366,199	100.0%	$955	0.3%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three and six months ended June 28, 2025, compared to the three and six months ended June 29, 2024, was driven by weaker probe-card demand for client PC and server microprocessor designs.

DRAM — The increase in DRAM product revenue for the six months ended June 28, 2025, compared to the six months ended June 29, 2024, was driven by increased demand for high-bandwidth memory (“HBM”) designs utilized in generative artificial intelligence applications, partially offset by lower demand for other non-HBM DRAM designs, particularly DDR5, due to volatility from trade restrictions with China. The decrease in DRAM product revenue for the three months ended June 28, 2025, compared to the three months ended June 29, 2024, was driven by timing of customer designs and re-orders that lowered demand for HBM designs utilized in generative artificial intelligence applications, partially offset by increased demand for other non-HBM DRAM designs, particularly DDR5.

Flash — The decrease in Flash product revenue for the six months ended June 28, 2025, compared to the six months ended June 29, 2024, was driven by decreased customer production activity and demand for our products. The increase in Flash product revenue for the three months ended June 28, 2025, compared to the three months ended June 29, 2024, was driven by increased customer production activity and demand for our products.

Systems — The increase in Systems market revenue for the six months ended June 28, 2025, compared to the six months ended June 29, 2024, was driven by increased sales of cryogenic systems, probe stations, and thermal systems. The increase in Systems market revenue for the three months ended June 28, 2025, compared to the three months ended June 29, 2024, was driven by increased sales of cryogenic systems and thermal systems, slightly offset by a decline in probe stations.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	June 28, 2025	% of Revenues	June 29, 2024	% of Revenues	June 28, 2025	% of Revenue	June 29, 2024	% of Revenue

	(Dollars in thousands)
South Korea	$57,129	29.2%	$49,107	24.9%	$100,300	27.3%	$99,824	27.3%
Taiwan	52,879	27.0	44,813	22.7	98,241	26.8	74,690	20.4
United States	40,924	20.9	47,891	24.3	81,249	22.1	93,657	25.6
Japan	14,666	7.5	7,611	3.9	24,985	6.8	16,153	4.4
China	9,400	4.8	25,087	12.7	23,015	6.3	40,700	11.1
Europe	7,248	3.7	8,815	4.5	15,029	4.1	17,664	4.8
Singapore	6,679	3.4	4,522	2.3	12,928	3.5	9,280	2.5
Malaysia	5,155	2.6	6,602	3.3	7,755	2.1	8,465	2.3
Rest of the world	1,718	0.9	3,026	1.4	3,652	1.0	5,766	1.6
Total revenues	$195,798	100.0%	$197,474	100.0%	$367,154	100.0%	$366,199	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and six months ended June 28, 2025, compared to the three and six months ended June 29, 2024, were primarily attributable to changes in customer demand, product sales mix, and impacts from trade restrictions.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Gross profit	$72,938	$86,900	$(13,962)	(16.1)%
Gross margin	37.3%	44.0%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change
Gross profit	$137,461	$149,638	$(12,177)	(8.1)%
Gross margin	37.4%	40.9%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	June 28, 2025				June 29, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$62,068	$13,271	$(2,401)	$72,938	$75,239	$14,177	$(2,516)	$86,900
Gross margin	38.3%	39.4%		37.3%	45.1%	46.2%		44.0%

	Six Months Ended
	June 28, 2025				June 29, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$113,683	$28,786	$(5,008)	$137,461	$126,030	$28,683	$(5,075)	$149,638
Gross margin	38.1%	42.0%		37.4%	41.5%	45.7%		40.9%

Probe Cards — For the six months ended June 28, 2025, gross profit and gross margins decreased compared to the six months ended June 29, 2024, primarily due to higher manufacturing costs, which included increased costs for tariffs. For the three months ended June 28, 2025, gross profit and gross margins decreased compared to the three months ended June 29, 2024, primarily due to higher manufacturing costs, which included increased costs for tariffs, and an unfavorable DRAM product mix.

Systems — For the six months ended June 28, 2025, gross profit increased while gross margins decreased compared to the six months ended June 29, 2024, primarily as a result of greater revenues that was offset by an unfavorable product mix as a greater percentage of segment revenues were from lower margin products. For the three months ended June 28, 2025, gross profit and gross margins decreased compared to the three months ended June 29, 2024, primarily as a result of an unfavorable product mix as a greater percentage of segment revenues were from lower margin products and an increase in manufacturing spending.

Corporate and Other — Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the six months ended June 28, 2025, compared to the six months ended June 29, 2024, gross profit and gross margins have decreased due to higher manufacturing costs, which included increased costs for tariffs. For the three months ended June 28, 2025, compared to the three months ended June 29, 2024, gross profit and gross margins have decreased due to higher manufacturing costs, which included increased costs for tariffs, and an unfavorable product mix as described above.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock-based compensation	$1,690	$1,932	$3,695	$3,860

Research and Development

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,793	$31,564	$(2,771)	(8.8)%
% of revenues	14.7%	16.0%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$56,593	$60,191	$(3,598)	(6.0)%
% of revenues	15.4%	16.4%

Research and development expenses in the three and six months ended June 28, 2025 decreased compared to the corresponding period in the prior year primarily due to lower employee compensation costs from lower performance-based compensation that was partially offset by an increase in employee compensation costs from an increase in headcount and annual pay increases. The decrease was further impacted from slightly lower project material costs and general operational costs.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 28, 2025 compared to Three Months Ended June 29, 2024	Six Months Ended June 28, 2025 compared to Six Months Ended June 29, 2024
Employee compensation costs	$(2,084)	(2,169)
Project material costs	(259)	(933)
General operational costs	(350)	(451)
Stock-based compensation expense	(78)	(45)
	$(2,771)	$(3,598)

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock-based compensation expense	$2,536	$2,614	$5,182	$5,227

Selling, General and Administrative

	Three Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$31,839	$37,874	$(6,035)	(15.9)%
% of revenues	16.3%	19.2%

	Six Months Ended
	June 28, 2025	June 29, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$65,293	$70,953	$(5,660)	(8.0)%
% of revenues	17.8%	19.4%

Selling, general and administrative expenses decreased for the three and six months ended June 28, 2025 compared to the corresponding period in the prior year. The decrease for the three month period was primarily due to decreased employee compensation costs from lower performance-based compensation that was partially offset by an increase in employee costs from an increase from annual pay increases that were slightly offset by lowered headcount. The decrease was further driven by lower general operating costs, lower consulting fees, and lower stock-based compensation expense. The decrease for the six month period is consistent with the three month period except the six month period decrease was partially offset by increased restructuring charges from operating efficiency initiatives.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 28, 2025 compared to Three Months Ended June 29, 2024	Six Months Ended June 28, 2025 compared to Six Months Ended June 29, 2024
Employee compensation costs	$(4,126)	$(4,205)
Restructuring charges	—	2,677
General operating expenses	(980)	(1,525)
Consulting fees	(431)	(1,390)
Stock-based compensation expense	(498)	(1,217)
	$(6,035)	$(5,660)

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Stock-based compensation expense	$5,165	$5,663	$10,310	$11,527

Interest Income, Net

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(Dollars in thousands)
Interest Income	$2,734	$3,514	$6,150	$6,772
Weighted average balance of cash and investments	$289,427	$354,017	$319,546	$342,147
Weighted average yield on cash and investments	4.26%	4.55%	4.37%	4.55%

Interest Expense	$92	$99	$191	$201
Average debt outstanding	$12,827	$13,920	$12,968	$14,054
Weighted average interest rate on debt	2.75%	2.75%	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three and six months ended June 28, 2025, compared with the corresponding periods in the prior year, was attributable to lower invested balances and lower yields.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, and term loan issuance costs amortization charges. The interest expense for the three and six months ended June 28, 2025 was effectively flat compared to the corresponding periods in the prior year. This stability is due to our interest rate swap, which fixes the interest rate on our long-term debt.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024

	(In thousands, except percentages)
Provision for income taxes	$2,372	$2,155	$3,447	$5,353
Effective tax rate	15.9%	10.0%	15.4%	11.5%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for the three and six months ended June 28, 2025 compared to the corresponding periods in the prior year was primarily driven by changes in the estimated taxable income by jurisdiction.

One Big Beautiful Bill
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act, which includes a broad range of tax reform provisions that may affect our financial results, was signed into law in the United States. As the effects of tax law changes are recognized in the period of enactment, which occurred in the third quarter, the impacts are not included in our operating results for the six months ended June 28, 2025.

Among other provisions, the OBBB repealed the capitalization of domestic Research and Development (“R&D”) expenditures and includes a reduced deduction rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries. While we are evaluating the impact of these provisions on our effective tax rate and deferred tax assets in 2025 and future periods, and will continue to do so up until the time an election needs to be made, we currently anticipate an increase in our annual effective tax rate range, which may result in a discrete tax charge within the third quarter. Furthermore, due to the repealed capitalization of R&D expenditures, we expect to reduce our cash tax payments within the United States for 2025 to zero for the remainder of year.

Liquidity and Capital Resources

Capital Resources
Our working capital decreased to $401.3 million at June 28, 2025, compared to $473.8 million at December 28, 2024.

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

Our cash, cash equivalents and marketable securities totaled approximately $249.3 million at June 28, 2025, compared to $360.0 million at December 28, 2024. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, and the cash we expect to generate from operations, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	June 28, 2025	June 29, 2024

	(In thousands)
Net cash provided by operating activities	$42,432	$54,890
Net cash used in investing activities	$(163,213)	$(9,960)
Net cash used in financing activities	$(7,178)	$(19,426)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the six months ended June 28, 2025 was attributable to net income of $15.5 million and net non-cash expenses of $49.3 million, partially offset by the increase in net working capital of $22.4 million. The cash used in net working capital was primarily driven by increased inventories of $12.4 million, increased accounts receivable, net, of $9.6 million, increased prepaid expenses and other current assets of $5.7 million, and lowered accrued liabilities of $4.4 million, partially offset by increased accounts payable of $9.6 million. The non-cash expenses consisted of depreciation, amortization, stock-based compensation, the provision for excess and obsolete inventories, non cash restructuring, and loss from equity investment.

Investing Activities
Net cash used in investing activities for the six months ended June 28, 2025 primarily related to $84.8 million of property, plant and equipment purchases, with $55.0 million of the property, plant and equipment purchases relating to our new Farmers Branch manufacturing facility in Texas, $67.2 million used to acquire our equity investment in FICT, and $11.3 million in net purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the six months ended June 28, 2025 primarily related to $24.6 million used to purchase common stock under our stock repurchase program, $3.6 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $21.6 million received from issuances of common stock through a private placement of $15.0 million and under our employee stock purchase plan of $6.6 million.

Debt

Building Term Loan and Interest Rate Swap
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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 0.1145%, plus 1.75% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at June 28, 2025, before consideration of the interest rate swap discussed in the next paragraph, was 6.19%. As of June 28, 2025, the balance outstanding pursuant to the Building Term Loan was $12.8 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of June 28, 2025, the notional amount of the loan that is subject to this interest rate swap is $12.8 million.

Revolving Credit Agreement
On July 29, 2025, following the quarter-end, we entered into a Revolving Credit Agreement (the “Credit Agreement”) by and among the Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”) with an option to draw additional Incremental Term Loans in $25 million increments. The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement.

Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate term, (ii) a base rate set forth in the Credit Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Term Loan Agreement.

Stock Repurchase Programs

On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75.0 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2024 we repurchased and retired 1,309,635 shares of common stock for $53.3 million. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million in shares of common stock. During the first fiscal quarter of 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During the six months ended June 28, 2025, we repurchased and retired 75,000 shares of common stock for $2.4 million under this plan, and as of June 28, 2025, $72.6 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of June 28, 2025:

	Payments Due In Fiscal Year
	Remainder 2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$4,653	$8,093	$7,659	$4,097	$311	$1,256	$26,069
Term loans - principal payments	559	1,142	1,175	1,208	1,242	7,491	12,817
Term loans - interest payments (1)	394	736	664	591	515	1,344	4,244
Total	$5,606	$9,971	$9,498	$5,896	$2,068	$10,091	$43,130
(1) Represents our minimum interest payment commitments at 6.19% per annum, excluding the interest rate swap described in Debt, above.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $52.1 million as of June 28, 2025. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of June 28, 2025, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 28, 2025, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended June 28, 2025 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, apart from the risk factor described below. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2024 and in our Quarterly Report on Form 10-Q for the quarter ended March 29, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

We have made acquisitions and investments, and may make additional acquisitions or investments in the future, which could put a strain on our resources, cause ownership dilution to our stockholders, or adversely affect our financial results.
Our acquisitions or investments may subject us to new or heightened risks. Integrating any newly acquired businesses, property, manufacturing facilities, products or technologies into our company draws upon our resources in ways that can be expensive and time consuming, particularly when we conduct these activities internationally. These activities can substantially affect our financial resources, could cause delays in product delivery and might not be successful. Acquisitions and investments can divert management’s attention and expose our business to new liabilities or risks associated with entering into new or expanded business activities. In addition, we might lose key employees or have difficulty finding adequate talent while integrating new organizations or expanding our business activities. We might not be successful in integrating any acquired businesses, property, manufacturing facilities, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments, including investments in capital expenditures, that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In the case where we hold a minority equity interest in a company, we may not have the ability to exert control over the entity and therefore may be subject to additional risks that could adversely impact our reputation, business, financial performance and growth. In addition, acquisitions can result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets, or other adverse impacts or circumstances. If any of these risks were to come about, our business, financial results and stock price could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended June 28, 2025:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)(2)
March 30, 2025 - April 26, 2025	—	$—	—	$75,000,000
April 27, 2025 - May 24, 2025	—	—	—	75,000,000
May 25, 2025 - June 28, 2025	75,000	32.16	75,000	72,588,038
	75,000	$32.16	75,000
1 In April 2025, our Board of Directors authorized a program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuances of our common stock under our employee stock purchase plan and equity incentive plan. Under the authorized stock repurchase program, we may repurchase shares from time to time on the open market. The pace of repurchase activity will depend on levels of cash generation, current stock price and other factors. The program may be modified or discontinued at any time. This share repurchase program will expire April 2027.
2 Amounts exclude the 1% surcharge on stock repurchases under the Inflation Reduction Act’s excise tax. This excise tax, if applicable, is recorded in equity and excluded from the amount available under the repurchase program.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 28, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of FormFactor, Inc.	10-K	2/21/2025	000-50307
3.2	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/30/2025	000-50307
10.1	2012 Equity Incentive Plan of FormFactor, Inc.	8-K	5/21/2025	000-50307
10.2	Forms of award agreements under the 2012 Equity Incentive Plan				X
10.3	Credit Agreement, dated as of July 29, 2025, by and among FormFactor, Inc. and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto from time to time	8-K	7/30/2025	000-50307
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	August 5, 2025	By:	/s/ SHAI SHAHAR

Shai Shahar
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)