Form 10-Q
period 2025-09-27
FORMFACTOR INC
filed 2025-11-04
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
Or
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

As of October 29, 2025, 77,517,097 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 27, 2025	December 28, 2024
ASSETS
Current assets:
Cash and cash equivalents	$97,678	$190,728
Marketable securities	168,351	169,295
Accounts receivable, net of allowance for credit losses of $121 and $4	133,316	104,294
Inventories, net	108,830	101,676
Restricted cash	1,058	3,746
Prepaid expenses and other current assets	50,027	35,389
Total current assets	559,260	605,128
Restricted cash	2,375	2,732
Operating lease, right-of-use-assets	17,471	22,579
Property, plant and equipment, net of accumulated depreciation	257,912	210,230
Equity investment	66,441	—
Goodwill	200,841	199,171
Intangibles, net	8,385	10,355
Deferred tax assets	88,265	92,012
Other assets	2,042	4,008
Total assets	$1,202,992	$1,146,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,389	$62,287
Accrued liabilities	41,574	43,742
Current portion of long-term debt, net of unamortized issuance costs	1,129	1,106
Deferred revenue	21,623	15,847
Operating lease liabilities	7,400	8,363
Total current liabilities	130,115	131,345
Long-term debt, less current portion, net of unamortized issuance costs	11,359	12,208
Long-term operating lease liabilities	13,317	17,550
Deferred grant	18,000	18,000
Other liabilities	20,586	19,344
Total liabilities	193,377	198,447

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,517,097 and 77,114,633 shares issued and outstanding	78	77
Additional paid-in capital	857,401	837,586
Accumulated other comprehensive income (loss)	48	(10,840)
Accumulated income	152,088	120,945
Total stockholders’ equity	1,009,615	947,768
Total liabilities and stockholders’ equity	$1,202,992	$1,146,215
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	$202,676	$207,917	$569,830	$574,116
Cost of revenues	122,050	123,212	351,743	339,773
Gross profit	80,626	84,705	218,087	234,343
Operating expenses:
Research and development	28,686	31,243	85,279	91,434
Selling, general and administrative	32,971	35,607	97,907	106,560
Factory start-up costs	964	—	1,321	—
Total operating expenses	62,621	66,850	184,507	197,994
Gain on sale of business	—	—	—	20,581
Operating income	18,005	17,855	33,580	56,930
Interest income, net	1,976	3,650	7,935	10,221
Other income (expense), net	444	(558)	1,328	322
Income before income taxes and equity investment	20,425	20,947	42,843	67,473
Provision for income taxes	5,937	2,211	9,384	7,564
Loss (income) from equity investment	(1,168)	—	2,316	—
Net income	$15,656	$18,736	$31,143	$59,909
Net income per share:
Basic	$0.20	$0.24	$0.40	$0.77
Diluted	$0.20	$0.24	$0.40	$0.76
Weighted-average number of shares used in per share calculations:
Basic	77,387	77,406	77,270	77,364
Diluted	77,734	78,439	77,684	78,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$15,656	$18,736	$31,143	$59,909
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,621)	4,326	9,081	968
Unrealized gains on available-for-sale marketable securities	114	1,669	374	1,432
Unrealized gains (losses) on derivative instruments	(895)	180	1,433	(121)
Other comprehensive income (loss), net of tax:	(3,402)	6,175	10,888	2,279
Comprehensive income	$12,254	$24,911	$42,031	$62,188
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income	Total

	Three Months Ended September 27, 2025
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023
Issuance of common stock under the Employee Stock Purchase Plan	188,138	—	4,543	—	—	4,543
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	277,529	1	(4,991)	—	—	(4,990)
Purchase and retirement of common stock through repurchase program	(60,000)	—	(1,559)	—	—	(1,559)
Stock-based compensation	—	—	9,344	—	—	9,344
Other comprehensive loss	—	—	—	(3,402)	—	(3,402)
Net income	—	—	—	—	15,656	15,656
Balances, September 27, 2025	77,517,097	$78	$857,401	$48	$152,088	$1,009,615

	Nine Months Ended September 27, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	385,189	—	11,119	—	—	11,119
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	482,304	1	(8,610)	—	—	(8,609)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(800,000)	—	(26,168)	—	—	(26,168)
Stock-based compensation	—	—	28,474	—	—	28,474
Other comprehensive income	—	—	—	10,888	—	10,888
Net income	—	—	—	—	31,143	31,143
Balances, September 27, 2025	77,517,097	$78	$857,401	$48	$152,088	$1,009,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)
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

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$31,143	$59,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,161	24,117
Reduction in the carrying amount of right-of-use assets	5,228	5,129
Stock-based compensation expense	28,703	29,550
Deferred income tax benefit	3,851	(14,044)
Provision for excess and obsolete inventories	9,922	10,052
Non-cash restructuring charges	2,119	—
Gain on sale of business and assets	(103)	(20,581)
Loss from equity investment	2,316	—
Other adjustments to reconcile net income to net cash provided by operating activities	(771)	(2,178)
Changes in assets and liabilities:
Accounts receivable	(28,072)	(13,300)
Inventories	(13,912)	(7,573)
Prepaid expenses and other current assets	(4,527)	(256)
Other assets	(69)	295
Accounts payable	5,699	(8,780)
Accrued liabilities	(996)	7,368
Other liabilities	596	9,331
Deferred revenues	6,188	7,883
Operating lease liabilities	(6,053)	(5,301)
Net cash provided by operating activities	69,423	81,621
Cash flows from investing activities:
Acquisition of property, plant and equipment	(92,345)	(30,773)
Proceeds from sale of business and assets	103	21,585
Purchase of equity investment	(67,156)	—
Purchases of marketable securities	(95,378)	(109,727)
Purchase of promissory note receivable	—	(1,500)
Proceeds from maturities and sales of marketable securities	98,281	94,263
Net cash used in investing activities	(156,495)	(26,152)
Cash flows from financing activities:
Proceeds from issuances of common stock	26,119	9,748
Purchase of common stock through stock repurchase program, including excise tax paid	(26,244)	(37,211)
Tax withholdings related to net share settlements of equity awards	(8,609)	(17,990)
Payments on term loan	(826)	(803)
Net cash used in financing activities	(9,560)	(46,256)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	537	3
Net increase (decrease) in cash, cash equivalents and restricted cash	(96,095)	9,216
Cash, cash equivalents and restricted cash, beginning of year	197,206	181,273
Cash, cash equivalents and restricted cash, end of period	$101,111	$190,489
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2025	September 28, 2024
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$10,655	$2,915
Operating lease, right-of-use assets obtained in exchange for lease obligations	448	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$7,614	$13,114
Cash paid for interest	276	298
Operating cash outflows from operating leases	7,314	6,960

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$97,678	$184,506
Restricted cash, current	1,058	3,773
Restricted cash	2,375	2,210
Total cash, cash equivalents and restricted cash	$101,111	$190,489
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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2025 and 2024 each contain 52 weeks and the nine months ended September 27, 2025 and September 28, 2024 each contained 39 weeks. Fiscal 2025 will end on December 27, 2025.

Significant Accounting Policies
Our significant accounting policies have not changed during the nine months ended September 27, 2025 from those disclosed in our Annual Report on Form 10-K for the year ended December 28, 2024, except for:

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our initial $67.2 million investment comprised of the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment, with the income or loss from our pro-rata share of the HoldCo's financial results changing our carrying value of the investment. We report our pro-rata share of the HoldCo's financial results on a one-quarter lag as their results are not available in time to be recorded in the concurrent period. During the three and nine months ended September 27, 2025, we recorded income of $1.2 million and a loss of $2.3 million, respectively, from our equity share of the HoldCo using lag reporting. As of September 27, 2025, the carrying value of our investment was $66.4 million, and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

As of September 27, 2025, we had a $7.3 million basis difference between the carrying value of our investment and our proportionate share of the underlying net assets of the Holdco. The basis difference is accounted for as equity method goodwill that is not amortized.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business and at arm's length. Total related party purchases of inventory from FICT during the three and nine months ended September 27, 2025 was $2.6 million and $7.4 million, respectively.

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

Reclassifications
Certain immaterial reclassifications were made to the prior year financial statements to conform to the current year presentation. In the current period we combined depreciation and amortization into a single line on the Condensed Consolidated Statement of Cash Flows.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
SK hynix Inc.	24.5%	18.1%	24.3%	17.8%
Intel Corporation	*	17.1%	11.2%	16.6%
	24.5%	35.2%	35.5%	34.4%
* Less than 10% of revenues.

At September 27, 2025, two customers accounted for 21.5% and 17.6% of gross accounts receivable, and at December 28, 2024, one customer accounted for 22.0% of gross accounts receivable.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 27, 2025	December 28, 2024
Raw materials	$46,655	$45,547
Work-in-progress	42,912	38,366
Finished goods	19,263	17,763
	$108,830	$101,676

Note 4 — Divestiture

On February 26, 2024, we closed on the sale of operations in China to Grand Junction and received total consideration of $21.4 million, net of cash transferred and transaction expenses, and after customary adjustments for indebtedness and changes in net working capital. The disposition of the China operations did not meet the criteria to be classified as a discontinued operation in our financial statements because the disposition did not represent a strategic shift that had, or will have, a major effect on our operations and financial results.

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

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 30, 2023	$178,424	$22,666	$201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(802)	(802)
Goodwill, as of December 28, 2024	177,369	21,802	199,171
Foreign currency translation	—	1,670	1,670
Goodwill, as of September 27, 2025	$177,369	$23,472	$200,841

We have not recorded goodwill impairments for the nine months ended September 27, 2025.

Intangible assets were as follows (in thousands):

	September 27, 2025			December 28, 2024
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$160,680	$152,347	$8,333	$159,360	$149,631	$9,729
Trade name	7,886	7,883	3	7,736	7,700	36
Customer relationships	48,227	48,178	49	47,831	47,241	590
	$216,793	$208,408	$8,385	$214,927	$204,572	$10,355

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenues	$441	$449	$1,398	$1,347
Selling, general and administrative	191	191	573	573
	$632	$640	$1,971	$1,920

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2025	$493
2026	1,763
2027	1,741
2028	1,630
2029	1,630
Thereafter	1,128
$8,385

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 27, 2025	December 28, 2024
Accrued compensation and benefits	$28,984	$26,077
Accrued warranty	2,543	3,558
Accrued income and other taxes	2,684	2,969
Accrued employee stock purchase plan contributions withheld	2,000	6,034
Other accrued expenses	5,363	5,104
	$41,574	$43,742

Note 7 — Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of September 27, 2025.

Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate (“SOFR”) term, (ii) a base rate set forth in the Credit Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Credit Agreement.

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of September 27, 2025 was 0.15%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default, including limitations on subsidiary indebtedness and liens, and the requirement to maintain specified financial ratios including the requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter with an increase to 4.00 to 1.00 for four quarters following a permitted acquisition.

Building Term Loan and Interest Rate Swap
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, replacing the benchmark reference rate London Interbank Offered Rate (“LIBOR”) with the term SOFR, with no change to the amount or timing of contractual cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 27, 2025, before consideration of interest rate swap discussed in the next paragraph, was 6.14%. As of September 27, 2025, the balance outstanding pursuant to the Building Term Loan was $12.5 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of September 27, 2025, the notional amount of the loan that is subject to this interest rate swap is $12.5 million.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended September 27, 2025 or the year ended December 28, 2024.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during the first nine months of fiscal 2025.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$41,239	$—	$—	$41,239
Commercial paper	—	2,534	—	2,534
	41,239	2,534	—	43,773
Marketable securities:
U.S. treasuries	78,388	—	—	78,388
U.S. agency securities	—	13,248	—	13,248
Corporate bonds	—	69,032	—	69,032
Commercial paper	—	7,683	—	7,683
	78,388	89,963	—	168,351
Foreign exchange derivative contracts	—	832	—	832
Promissory note receivable	—	—	1,515	1,515
Interest rate swap derivative contracts	—	1,485	—	1,485
Total assets	$119,627	$94,814	$1,515	$215,956

December 28, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,519	$—	$—	$131,519
Marketable securities:
U.S. treasuries	71,252	—	—	71,252
U.S. agency securities	—	13,869	—	13,869
Corporate bonds	—	83,176	—	83,176
Commercial paper	—	998	—	998
	71,252	98,043	—	169,295
Promissory note receivable	—	—	1,512	1,512
Interest rate swap derivative contracts	—	2,025	—	2,025
Total assets	$202,771	$100,068	$1,512	$304,351
Liabilities:
Foreign exchange derivative contracts	$—	$(1,141)	$—	$(1,141)
Total liabilities	$—	$(1,141)	$—	$(1,141)

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 27, 2025 will mature by the first quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of September 27, 2025 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	17,867	$20,114
Japanese Yen	Sell	2,809,935	18,833
Korean Won	Buy	4,586,415	3,281
Taiwan Dollar	Sell	117,050	3,841

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 27, 2025 or September 28, 2024.

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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 27, 2025	September 28, 2024
Balance at beginning of year	$3,558	$3,177
Accruals	3,884	6,918
Settlements	(4,899)	(6,485)
Balance at end of period	$2,543	$3,610

Note 10 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 27, 2025	December 28, 2024
Land	$35,274	$17,124
Building and building improvements	46,484	46,578
Machinery and equipment	330,560	307,201
Computer equipment and software	48,676	47,344
Furniture and fixtures	7,626	7,430
Leasehold improvements	104,552	101,374
Sub-total	573,172	527,051
Less: Accumulated depreciation and amortization	(405,132)	(379,968)
Net property, plant and equipment	168,040	147,083
Construction-in-progress	89,872	63,147
Total	$257,912	$210,230

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During the nine months ended September 27, 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million under this plan, and as of September 27, 2025, $70.9 million remained available for future repurchases.

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

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 28, 2024	1,776,743	$39.07
Awards granted	1,149,684	28.68
Awards vested	(763,064)	37.28
Awards forfeited	(115,816)	38.58
RSUs at September 27, 2025	2,047,547	34.08

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria.

On August 6, 2025, we granted 163,980 PRSUs to certain senior executives for a total grant date fair value of $5.4 million which will be recognized ratably over the requisite service period. The performance criteria are based on Total Shareholder Returns (“TSR”) for the period of July 1, 2025 - June 30, 2028, relative to the TSR of the companies identified as being part of the S&P Semiconductors Select Industry Index (FormFactor peer companies) as of the grant date.

Of the 204,903 PRSUs granted in 2022, 73,035 shares were forfeited during the requisite service period, resulting in 131,868 shares that were subject to the achievement of certain TSR performance criteria. We achieved 77% TSR performance, which resulted in a total of 101,433 shares vested and issued in fiscal 2025 related to the fiscal 2022 PRSU grant.

PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Nine Months Ended
September 27, 2025
Shares issued	385,189
Weighted average per share purchase price	$28.87
Weighted average per share discount from the fair value of our common stock on the date of issuance	$(5.50)

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Cost of revenues	$1,941	$1,934	$5,636	$5,794
Research and development	2,525	2,679	7,707	7,906
Selling, general and administrative	5,050	4,323	15,360	15,850
Total stock-based compensation	$9,516	$8,936	$28,703	$29,550

Unrecognized Compensation Costs
At September 27, 2025, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$47,367	2.18
Performance restricted stock units	10,318	2.09
Employee stock purchase plan	1,852	0.35
Total unrecognized stock-based compensation expense	$59,537	2.10

Note 12 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Weighted-average shares used in computing basic net income per share	77,387	77,406	77,270	77,364
Add potentially dilutive securities	347	1,033	414	1,131
Weighted-average shares used in computing diluted net income per share	77,734	78,439	77,684	78,495

Securities not included as they would have been antidilutive	652	170	686	144

Note 13 — Commitments and Contingencies

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 14 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine years, and some leases include options to extend up to twenty years. We also have operating leases for automobiles with remaining lease terms of one year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was three years as of September 27, 2025 and the weighted-average discount rate was 4.8%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Lease expense:
Operating lease expense	$2,132	$2,180	$6,469	$6,360
Short-term lease expense	127	102	364	247
Variable lease expense	877	1,112	2,589	2,974
	$3,136	$3,394	$9,422	$9,581

Future minimum payments under our non-cancelable operating leases were as follows as of September 27, 2025 (in thousands):

Fiscal Year	Amount
Remainder of 2025	$2,269
2026	7,961
2027	7,527
2028	4,038
2029	311
Thereafter	1,254
Total minimum lease payments	23,360
Less: interest	(2,643)
Present value of net minimum lease payments	20,717
Less: current portion	(7,400)
Total long-term operating lease liabilities	$13,317

Note 15 — Revenue

Transaction price allocated to the remaining performance obligations: On September 27, 2025, we had $18.9 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 23.4% of our remaining performance obligations as revenue in the remainder of fiscal 2025, approximately 55.6% in fiscal 2026, and approximately 21.0% in fiscal 2027 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 27, 2025 and December 28, 2024 were $4.6 million and $6.9 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of September 27, 2025 and December 28, 2024 were $23.1 million and $16.9 million, respectively. During the nine months ended September 27, 2025, we recognized $13.8 million of revenue that was included in contract liabilities as of December 28, 2024.

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	September 27, 2025				September 28, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$166,380	$36,296	$—	$202,676	$172,174	$35,743	$—	$207,917
Cost of revenues	98,451	21,052	(2,547)	122,050	99,319	20,905	(2,988)	123,212
Gross profit	67,929	15,244	(2,547)	80,626	72,855	14,838	(2,988)	84,705
Gross margin	40.8%	42.0%		39.8%	42.3%	41.5%		40.7%
Research and development	21,785	4,404	2,497	28,686	23,259	5,166	2,818	31,243
Selling	7,621	3,445	1,552	12,618	8,198	4,363	1,443	14,004
Marketing	1,620	1,803	1,199	4,622	1,873	1,847	429	4,149
Net contribution	$36,903	$5,592	$(7,795)	34,700	$39,525	$3,462	$(7,678)	35,309
General and administrative				15,731				17,454
Factory start-up costs				964				—
Operating income				18,005				17,855
Interest income, net				1,976				3,650
Other income (expense), net				444				(558)
Income before income taxes and equity investment				$20,425				$20,947

	Nine Months Ended
	September 27, 2025				September 28, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$465,008	$104,822	$—	$569,830	$475,667	$98,449	$—	$574,116
Cost of revenues	283,396	60,792	(7,555)	351,743	276,782	54,928	(8,063)	339,773
Gross profit	181,612	44,030	(7,555)	218,087	198,885	43,521	(8,063)	234,343
Gross margin	39.1%	42.0%		38.3%	41.8%	44.2%		40.8%
Research and development	63,815	13,633	7,831	85,279	67,817	15,572	8,045	91,434
Selling	21,368	10,529	5,722	37,619	23,771	12,123	4,510	40,404
Marketing	4,798	5,426	3,652	13,876	6,698	5,331	3,892	15,921
Net contribution	$91,631	$14,442	$(24,760)	81,313	$100,599	$10,495	$(24,510)	86,584
General and administrative				46,412				50,235
Factory start-up costs				1,321				—
Gain on sale of business				—				20,581
Operating income				33,580				56,930
Interest income, net				7,935				10,221
Other income (expense), net				1,328				322
Income before income taxes and equity investment				$42,843				$67,473

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

Net contribution represents Operating income excluding general and administrative expenses, factory start-up costs, and gains on sale of business, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 27, 2025			September 28, 2024
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$92,933	$—	$92,933	$107,446	$—	$107,446
DRAM	68,182	—	68,182	60,184	—	60,184
Flash	5,265	—	5,265	4,544	—	4,544
Systems	—	36,296	36,296	—	35,743	35,743
Total	$166,380	$36,296	$202,676	$172,174	$35,743	$207,917
Timing of revenue recognition:
Products transferred at a point in time	$164,573	$33,649	$198,222	$166,968	$34,292	$201,260
Products and services transferred over time	1,807	2,647	4,454	5,206	1,451	6,657
Total	$166,380	$36,296	$202,676	$172,174	$35,743	$207,917
Geographical region:
South Korea	$68,644	$2,158	$70,802	$40,870	$858	$41,728
Taiwan	35,917	10,994	46,911	42,105	5,817	47,922
United States	26,802	9,573	36,375	45,015	10,000	55,015
China	7,760	3,905	11,665	27,367	7,146	34,513
Japan	8,406	2,979	11,385	3,734	4,322	8,056
Singapore	8,697	1,240	9,937	4,726	749	5,475
Europe	2,441	4,922	7,363	2,149	5,607	7,756
Malaysia	5,633	181	5,814	4,458	822	5,280
Rest of World	2,080	344	2,424	1,750	422	2,172
Total	$166,380	$36,296	$202,676	$172,174	$35,743	$207,917

	Nine Months Ended
	September 27, 2025			September 28, 2024
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$277,718	$—	$277,718	$297,874	$—	$297,874
DRAM	174,097	—	174,097	164,122	—	164,122
Flash	13,193	—	13,193	13,671	—	13,671
Systems	—	104,822	104,822	—	98,449	98,449
Total	$465,008	$104,822	$569,830	$475,667	$98,449	$574,116
Timing of revenue recognition:
Products transferred at a point in time	$459,846	$95,227	$555,073	$464,668	$94,638	$559,306
Products and services transferred over time	5,162	9,595	14,757	10,999	3,811	14,810
Total	$465,008	$104,822	$569,830	$475,667	$98,449	$574,116
Geographical region:
South Korea	$166,689	$4,413	$171,102	$140,233	$1,319	$141,552
Taiwan	123,478	21,674	145,152	109,476	13,136	122,612
United States	87,435	30,189	117,624	120,046	28,626	148,672
Japan	20,665	15,705	36,370	12,594	11,615	24,209
China	20,545	14,135	34,680	56,364	18,849	75,213
Singapore	19,057	3,808	22,865	12,354	2,401	14,755
Europe	9,200	13,192	22,392	8,927	16,493	25,420
Malaysia	13,297	272	13,569	11,150	2,595	13,745
Rest of the world	4,642	1,434	6,076	4,523	3,415	7,938
Total	$465,008	$104,822	$569,830	$475,667	$98,449	$574,116

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

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our credit facilities, our supply chain, our tax burden, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility, legislative changes and similar factors, our ability to execute our business strategy including any plans of expansion, and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2024 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $31.1 million in the first nine months of fiscal 2025 as compared to $59.9 million in the first nine months of fiscal 2024. The decline in net income is mainly attributable to the $20.3 million gain recognized during fiscal 2024 from the sale of our China operations that also established an exclusive distribution and partnership agreement to continue sales and support of our products to that region (the “China Transaction”).

In June 2025, we purchased a manufacturing site in Farmers Branch, Texas. The site, which comprises four structures and includes 50,0000 square feet of clean room space, was purchased for $55 million dollars. This manufacturing facility enabled us to acquire a scarce, fit-for-purpose asset that aligned with our strategic roadmap and provided significant operational flexibility. Located in a lower-operating cost region, it was one of a handful of existing available facilities in the U.S. that had a clean room and came equipped with the infrastructure to meet our future manufacturing needs. We expect that the cash expenditures related to this site will be between $140.0 million and $170.0 million dollars in fiscal 2026.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2024 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 27, 2025, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 28, 2024 except for the addition of a policy related to Equity Investments.

Equity Investment
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our initial $67.2 million investment comprised of the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million. Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

This investment is accounted for as an equity method investment, with the income or loss from our pro-rata share of the HoldCo's financial results changing our carrying value of the investment. We report our pro-rata share of the HoldCo's financial results on a one-quarter lag as their results are not available in time to be recorded in the concurrent period. During the three and nine months ended September 27, 2025, we recorded income of $1.2 million and a loss of $2.3 million, respectively, from our equity share of the HoldCo using lag reporting. As of September 27, 2025, the carrying value of our investment was $66.4 million, and recorded in Equity investment on our Condensed Consolidated Balance Sheets.

As of September 27, 2025, we had a $7.3 million basis difference between the carrying value of our investment and our proportionate share of the underlying net assets of the Holdco. The basis difference is accounted for as equity method goodwill that is not amortized.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	60.2	59.3	61.7	59.2
Gross profit	39.8	40.7	38.3	40.8
Operating expenses:
Research and development	14.1	15.0	15.0	15.9
Selling, general and administrative	16.3	17.1	17.2	18.6
Factory start-up costs	0.5	—	0.2	—
Total operating expenses	30.9	32.1	32.4	34.5
Gain on sale of business	—	—	—	3.6
Operating income	8.9	8.6	5.9	9.9
Interest income, net	1.0	1.8	1.4	1.8
Other income (expense), net	0.2	(0.3)	0.2	0.1
Income before income taxes and equity investment	10.1	10.1	7.5	11.8
Provision for income taxes	2.9	1.1	1.6	1.4
Loss (income) from equity investment	(0.5)	—	0.4	—
Net income	7.7%	9.0%	5.5%	10.4%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(In thousands)
Probe Cards	$166,380	$172,174	$465,008	$475,667
Systems	36,296	35,743	104,822	98,449
	$202,676	$207,917	$569,830	$574,116

	Three Months Ended
	September 27, 2025	% of Revenues	September 28, 2024	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$92,933	45.9%	$107,446	51.7%	$(14,513)	(13.5)%
DRAM	68,182	33.6	60,184	28.9	7,998	13.3
Flash	5,265	2.6	4,544	2.2	721	15.9
Systems Market:
Systems	36,296	17.9	35,743	17.2	553	1.5
Total revenues	$202,676	100.0%	$207,917	100.0%	$(5,241)	(2.5)%

	Nine Months Ended
	September 27, 2025	% of Revenues	September 28, 2024	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$277,718	48.7%	$297,874	51.9%	$(20,156)	(6.8)%
DRAM	174,097	30.6	164,122	28.6	9,975	6.1
Flash	13,193	2.3	13,671	2.4	(478)	(3.5)
Systems Market:
Systems	104,822	18.4	98,449	17.1	6,373	6.5
Total revenues	$569,830	100.0%	$574,116	100.0%	$(4,286)	(0.7)%

Foundry & Logic — The decrease in Foundry & Logic product revenue for the three and nine months ended September 27, 2025, compared to the three and nine months ended September 28, 2024, was driven by weaker probe-card demand for client PC and server microprocessor designs.

DRAM — The increase in DRAM product revenue for the three and nine months ended September 27, 2025, compared to the the three and nine months ended September 28, 2024, was driven by increased demand for high-bandwidth memory (“HBM”) designs utilized in generative artificial intelligence applications, partially offset by lower demand for other non-HBM DRAM designs, due to volatility from trade restrictions with China.

Flash — The decrease in Flash product revenue for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024, was driven by decreased customer production activity and demand for our products. The increase in Flash product revenue for the three months ended September 27, 2025, compared to the three months ended September 28, 2024, was driven by increased customer production activity and demand for our products.

Systems — The increase in Systems market revenue for the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024, was driven by increased sales of cryogenic systems, probe stations, and thermal systems. The increase in Systems market revenue for the three months ended September 27, 2025, compared to the three months ended September 28, 2024, was driven by increased sales of thermal systems and probe stations, partially offset by a decline in cryogenic systems.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 27, 2025	% of Revenues	September 28, 2024	% of Revenues	September 27, 2025	% of Revenue	September 28, 2024	% of Revenue

	(Dollars in thousands)
South Korea	$70,802	34.9%	$41,728	20.1%	$171,102	30.0%	$141,552	24.7%
Taiwan	46,911	23.1	47,922	23.0	145,152	25.5	122,612	21.4
United States	36,375	17.9	55,015	26.5	117,624	20.6	148,672	25.9
China	11,665	5.8	34,513	16.6	34,680	6.1	75,213	13.1
Japan	11,385	5.6	8,056	3.9	36,370	6.4	24,209	4.2
Singapore	9,937	4.9	5,475	2.6	22,865	4.0	14,755	2.6
Europe	7,363	3.6	7,756	3.7	22,392	3.9	25,420	4.4
Malaysia	5,814	2.9	5,280	2.5	13,569	2.4	13,745	2.4
Rest of the world	2,424	1.3	2,172	1.1	6,076	1.1	7,938	1.3
Total revenues	$202,676	100.0%	$207,917	100.0%	$569,830	100.0%	$574,116	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenue by geographic region for the three and nine months ended September 27, 2025, compared to the three and nine months ended September 28, 2024, were primarily attributable to changes in customer demand, impacts from trade restrictions, and product sales mix.

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

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Gross profit	$80,626	$84,705	$(4,079)	(4.8)%
Gross margin	39.8%	40.7%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change
Gross profit	$218,087	$234,343	$(16,256)	(6.9)%
Gross margin	38.3%	40.8%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 27, 2025				September 28, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$67,929	$15,244	$(2,547)	$80,626	$72,855	$14,838	$(2,988)	$84,705
Gross margin	40.8%	42.0%		39.8%	42.3%	41.5%		40.7%

	Nine Months Ended
	September 27, 2025				September 28, 2024
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$181,612	$44,030	$(7,555)	$218,087	$198,885	$43,521	$(8,063)	$234,343
Gross margin	39.1%	42.0%		38.3%	41.8%	44.2%		40.8%

Probe Cards — For the three and nine months ended September 27, 2025, gross profit and gross margins decreased compared to the three and nine months months ended September 28, 2024, primarily due to higher manufacturing costs, which included increased costs for tariffs, partially offset by a favorable product mix.

Systems — For the three months ended September 27, 2025, gross profit increased on greater revenue with gross margins increasing slightly, benefitting from the increase in volume when compared to the three months ended September 28, 2024. For the nine months ended September 27, 2025, gross profit increased while gross margins decreased compared to the nine months ended September 28, 2024, primarily as a result of greater revenues that was offset by an unfavorable product mix as a greater percentage of segment revenues were from lower margin products.

Corporate and Other — Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended September 27, 2025, compared to the three months ended September 28, 2024, gross profit and gross margins decreased due to higher manufacturing costs, which included increased costs for tariffs, partially offset by a favorable product mix as described above. For the nine months ended September 27, 2025, compared to the nine months ended September 28, 2024, gross profit and gross margins decreased due to higher manufacturing costs, which included increased costs for tariffs.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock-based compensation	$1,941	$1,934	$5,636	$5,794

Research and Development

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$28,686	$31,243	$(2,557)	(8.2)%
% of revenues	14.1%	15.0%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$85,279	$91,434	$(6,155)	(6.7)%
% of revenues	15.0%	15.9%

Research and development expenses in the three and nine months ended September 27, 2025 decreased compared to the corresponding periods in the prior year primarily due to lower general operational costs, which includes the benefit of a German government grant earned that partially offset expenses, lower project material costs, and lower employee compensation costs from lower performance-based compensation that was partially offset by an increase in employee compensation costs from an increase in headcount and annual pay increases.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 27, 2025 compared to Three Months Ended September 28, 2024	Nine Months Ended September 27, 2025 compared to Nine Months Ended September 28, 2024
General operational costs	$(1,634)	$(2,085)
Project material costs	(409)	(1,342)
Employee compensation costs	(360)	(2,529)
Stock-based compensation expense	(154)	(199)
	$(2,557)	$(6,155)

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock-based compensation expense	$2,525	$2,679	$7,707	$7,906

Selling, General and Administrative

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$32,971	$35,607	$(2,636)	(7.4)%
% of revenues	16.3%	17.1%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$97,907	$106,560	$(8,653)	(8.1)%
% of revenues	17.2%	18.6%

Selling, general and administrative expenses decreased for the three and nine months ended September 27, 2025 compared to the corresponding period in the prior year. The decrease for the three and nine month periods was primarily due to decreased employee compensation costs from lower performance-based compensation that was partially offset by an increase in employee costs from annual pay increases. The decrease for the three month period was further driven by lower commission expenses and consulting fees that were partially offset by increased stock-based compensation expense. The decrease for the nine month period was further driven by lower consulting fees, general operating expenses, commission expenses, and stock-based compensation expense, partially offset by increased restructuring charges from operating efficiency initiatives.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 27, 2025 compared to Three Months Ended September 28, 2024	Nine Months Ended September 27, 2025 compared to Nine Months Ended September 28, 2024
Employee compensation costs	$(1,467)	$(5,737)
Commission expenses	(771)	(671)
Stock-based compensation expense	727	(490)
Consulting fees	(478)	(1,909)
General operating expenses	(647)	(2,853)
Restructuring charges	—	3,007
	$(2,636)	$(8,653)

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Stock-based compensation expense	$5,050	$4,323	$15,360	$15,850

Factory Start-Up Costs

	Three Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$964	$—	$964	—
% of revenues	0.5%	—%

	Nine Months Ended
	September 27, 2025	September 28, 2024	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$1,321	$—	$1,321	—
% of revenues	0.2%	—%

Factory start-up costs are current year costs associated with our newly purchased manufacturing site in Farmers Branch, Texas. The start-up costs consist of utilities, employee compensation costs, taxes and licenses, facility maintenance, and other expenses being incurred while the site is being brought to its intended use. These costs are expected to increase as we continue the build-out, with an expected production ramp beginning late in the fourth quarter of fiscal 2026.

Interest Income, Net

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(Dollars in thousands)
Interest Income	$2,126	$3,770	$8,276	$10,542
Weighted average balance of cash and investments	$254,119	$363,178	$297,737	$349,157
Weighted average yield on cash and investments	3.93%	4.68%	4.22%	4.59%

Interest Expense	$150	$120	$341	$321
Average debt outstanding	$12,550	$13,651	$12,829	$13,920
Weighted average interest rate on debt	2.75%	2.75%	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three and nine months ended September 27, 2025, compared with the corresponding periods in the prior year, was attributable to lower invested balances and lower yields.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, commitment fee on our revolving credit facility, term loan issuance costs amortization charges, and our revolving credit facility issuance costs amortization charges. The interest expense for the three and nine months ended September 27, 2025 increased due to entering into the revolving credit facility within the quarter.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

	(In thousands, except percentages)
Provision for income taxes	$5,937	$2,211	$9,384	$7,564
Effective tax rate	29.1%	10.6%	21.9%	11.2%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for the three and nine months ended September 27, 2025 compared to the corresponding periods in the prior year was primarily driven by changes in the estimated taxable income by jurisdiction and the impact of implementing the One Big Beautiful Bill Act (“OBBBA”) tax law changes. Although the impacts of OBBBA applied for the current fiscal year, the changes were adopted within the three months ended September 27, 2025. The increase in our effective tax rate for the three months ended September 27, 2025 compared to the corresponding period in the prior year was further impacted by discrete stock-based compensation impacts in the prior year on the provision for income tax expense, that did not repeat in the current year.

One Big Beautiful Bill
On July 4, 2025, the OBBBA, which included a broad range of tax reform provisions that affected our financial results, was signed into law in the United States. Among other provisions, the OBBBA repealed the capitalization of domestic Research and Development (“R&D”) expenditures and included a reduced deduction rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries. We evaluated the impact of these provisions and implemented our current strategy that optimizes our overall effective tax rate. We will continue to evaluate the full impact of these legislative changes as more guidance becomes available.

Liquidity and Capital Resources

Capital Resources
Our working capital decreased to $429.1 million at September 27, 2025, compared to $473.8 million at December 28, 2024.

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

Our cash, cash equivalents and marketable securities totaled approximately $266.0 million at September 27, 2025, compared to $360.0 million at December 28, 2024. We have the full amount available under our $150 million revolving credit facility as of September 27, 2025. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and the available capacity under our revolving credit facility, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 27, 2025	September 28, 2024

	(In thousands)
Net cash provided by operating activities	$69,423	$81,621
Net cash used in investing activities	$(156,495)	$(26,152)
Net cash used in financing activities	$(9,560)	$(46,256)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the nine months ended September 27, 2025 was attributable to net income of $31.1 million and net non-cash expenses of $79.4 million, partially offset by the increase in net working capital of $41.1 million. The cash used in net working capital was primarily driven by increased accounts receivable, net, of $28.1 million, increased inventories of $13.9 million, decreased operating lease liabilities of $6.1 million, and increased prepaid expenses and other current assets of $4.5 million, partially offset by increased deferred revenue of $6.2 million and accounts payable of $5.7 million. The non-cash expenses mainly consisted of depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the nine months ended September 27, 2025 primarily related to $92.3 million of property, plant and equipment purchases, with $55.0 million of the property, plant and equipment purchases relating to our new Farmers Branch manufacturing facility in Texas, and $67.2 million used to acquire our equity investment in FICT, partially offset by $2.9 million in net proceeds from the maturities and sale of marketable securities.

Financing Activities
Net cash used in financing activities for the nine months ended September 27, 2025 primarily related to $26.2 million used to purchase common stock under our stock repurchase program, $8.6 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $26.1 million received from issuances of common stock through a private placement of $15.0 million and under our employee stock purchase plan of $11.1 million.

Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of September 27, 2025.

Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate (“SOFR”) term, (ii) a base rate set forth in the Credit Agreement, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments are permissible without penalty, subject to certain conditions pertaining to minimum notice and minimum prepayment and reduction amounts as described in the Credit Agreement.

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of September 27, 2025 was 0.15%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default, including limitations on subsidiary indebtedness and liens, and the requirement to maintain specified financial ratios including the requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter with an increase to 4.00 to 1.00 for four quarters following a permitted acquisition. We were in compliance with the Facility's covenants as of September 27, 2025.

Building Term Loan and Interest Rate Swap
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). The proceeds of the Building Term Loan were used to purchase a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, replacing the benchmark reference rate London Interbank Offered Rate (“LIBOR”) with the term SOFR, with no change to the amount or timing of contractual cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 27, 2025, before consideration of interest rate swap discussed in the next paragraph, was 6.14%. As of September 27, 2025, the balance outstanding pursuant to the Building Term Loan was $12.5 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of September 27, 2025, the notional amount of the loan that is subject to this interest rate swap is $12.5 million.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During the nine months ended September 27, 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million under this plan, and as of September 27, 2025, $70.9 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of September 27, 2025:

	Payments Due In Fiscal Year
	Remainder 2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$2,269	$7,961	$7,527	$4,038	$311	$1,254	$23,360
Term loans - principal payments	281	1,142	1,175	1,208	1,242	7,490	12,538
Term loans - interest payments (1)	394	736	664	591	515	1,344	4,244
Revolver - commitment fee(2)	56	224	224	229	224	129	1,086
Total	$3,000	$10,063	$9,590	$6,066	$2,292	$10,217	$41,228
(1) Represents our minimum interest payment commitments at 6.14% per annum, excluding the interest rate swap described in Debt, above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $52.0 million as of September 27, 2025. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of September 27, 2025, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 27, 2025, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended September 27, 2025 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 28, 2024 and in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2025 and June 28, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 28, 2024 and in our Quarterly Reports on Form 10-Q for the quarters ended March 29, 2025 and June 28, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

The following table summarizes our repurchases of outstanding common stock for the three months ended September 27, 2025:

Period (fiscal months)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs(1)(2)
June 29, 2025 - July 26, 2025	—	$—	—	$72,588,038
July 27, 2025 - August 23, 2025	60,000	27.63	60,000	70,930,064
August 24, 2025 - September 27, 2025	—	—	—	70,930,064
	60,000	$27.63	60,000
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

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 27, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On July 31, 2025, Dr. Mike Slessor, the Company’s Chief Executive Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 84,002 shares of our common stock. This arrangement was initially adopted on November 20, 2023.

On August 19, 2025, Dr. Mike Slessor, the Company's Chief Executive Officer, adopted a Rule 10b5-1 trading agreement. Under this arrangement, a total of up to 169,624 shares of our common stock may be sold, subject to certain conditions, after November 19, 2025 and before the arrangement expires on November 19, 2027.

The above arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of FormFactor, Inc.	10-K	2/21/2025	000-50307
3.2	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/30/2025	000-50307
10.1	Credit Agreement, dated as of July 29, 2025, by and among FormFactor, Inc. and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto from time to time	8-K	7/30/2025	000-50307
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	November 4, 2025	By:	/s/ ARIC MCKINNIS

Aric McKinnis
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)