Form 10-K
period 2025-12-27
FORMFACTOR INC
filed 2026-02-20
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepares or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of registrant's common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant's common stock on June 27, 2025 (the last business day of the registrant's most recently completed second quarter) as reported by Nasdaq Global Select Market on that date: $1,912.3 million.
The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of February 13, 2026 was 77,917,947 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed within 120 days of the end of the registrant's fiscal year ended December 27, 2025, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as a part of this Annual Report on Form 10-K.

FORMFACTOR, INC.
Form 10-K for the Fiscal Year Ended December 27, 2025

______________
Throughout this Annual Report on Form 10-K, we refer to FormFactor, Inc. and its consolidated subsidiaries as “the Company,” “FormFactor,” “we,” “us,” and “our.” Our fiscal year ends on the last Saturday in December. Our last three fiscal years ended on December 27, 2025, December 28, 2024 and December 30, 2023.

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
◦risks to the Company’s realization of benefits from acquisitions and investments in capacity and data systems; and
◦factors impacting political and global economic stability, including natural disasters, pandemics, military conflicts, inflation, and other factors acting alone or in combination.

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

As of December 27, 2025, we operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

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

Our probe cards are customized to our customers’ unique wafer and chip designs by modifying and adapting our standard product architectures to meet each customer’s specific wafer layouts, chip layouts, and electrical test requirements. We offer probe cards to test a wide range of semiconductor device types, including logic system-on-chip (SoC) devices such as high-performance computing chips (graphics processing units, central processing units, digital processing units, and other custom application-specific processing units); consumer devices (mobile application processors, microprocessors, and microcontrollers); network devices such as switches and network processing units; dynamic random-access memory (DRAM), including high-bandwidth memory (HBM); radio-frequency amplifiers and filters; antenna-in-package devices; analog and mixed-signal integrated circuits; image sensors; co-packaged optical integrated circuits (ICs); NAND flash memory; NOR flash memory; and quantum computing processors.

For many advanced applications, our products must maintain tens of thousands, and sometimes even hundreds of thousands, of simultaneous high-fidelity low-impedance electrical contacts with the corresponding chip contacts on the wafer. Our present technologies enable probe cards with over 150,000 contact elements with spacings as small as 40 microns over geometries as large as an entire 300mm wafer. In addition, for high signal-fidelity devices such as wireless radio frequency transceivers and automotive radar chips, our probe card technologies are capable of testing at millimeter-wave frequencies currently exceeding 80 GHz.

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

Analytical Probes. We offer over 50 different analytical probe models for engineering and production testing. Analytical probes are used for a diverse set of applications, including device characterization, electrical simulation model development, failure analysis, and prototype design debugging. Our customers for analytical probes include universities, research institutions, semiconductor integrated device manufacturers, semiconductor foundries, and fabless semiconductor companies. We continue to add new models of analytical probes that address measurements with increasing measurement complexity and at higher frequencies.

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

We build upon our probe stations to create integrated measurement systems that provide complete solutions for our customers’ complex measurement requirements. These systems include test instrumentation, probe, cabling configurations, and software to enable fast, accurate, on-wafer data collection for complex application and measurement needs. We offer pre-configured and customized measurement systems for production testing, power device characterization, vacuum probing, cryogenic probing, high-pressure probing, photonics testing, and a variety of other specialized applications.

We are collaborating with certain customers to transition from the lab to the fab with co-packaged optics, which is poised to revolutionize chip-to-chip communication in the data center by significantly reducing power consumption at high data rates. As silicon photonics matures and moves to high-volume-production in the coming years, we expect that our leadership positions in combined electrical and optical test may provide new growth.

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

Cryogenic Systems. Our cryogenic systems include the manufacture of precision cryogenic instruments and semiconductor test and measurement systems. These include advanced cryogenic probe systems to test complete wafers or singulated die, as well as dilution refrigerator cryostats used in various applications at temperatures close to absolute zero, including quantum and superconducting computing applications, astronomy, and other situations where cryogenic temperature management is required. These systems are marketed externally and designed to enable vertical integration with our existing cryogenic wafer and chip probe stations and cryogenic probes.

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

Customers
Our customers include companies, universities and institutions that design and develop or manufacture semiconductor and semiconductor related products in the foundry & logic, DRAM, flash, display, sensor and quantum computer markets. Our customers use our products to test nearly all semiconductor device types, including SoC devices such as high-performance computing chips (graphics processing units, central processing units, digital processing units, and other custom application-specific processing units); consumer devices (mobile application processors, microprocessors, and microcontrollers); network devices such as switches and network processing units; DRAM, including HBM; radio-frequency amplifiers and filters; antenna-in-package devices; analog and mixed-signal integrated circuits; image sensors; co-packaged optical ICs; NAND flash memory; NOR flash memory; and quantum computing processors.

Fabless semiconductor suppliers do not manufacture their own semiconductors, but they purchase our analytical probes, probe stations, and other System segment products for research and development, and device characterization. They also purchase, or direct their foundries or wafer test facilities to purchase, our probe cards to test wafers manufactured for them.

We consider timely service and support to be an important aspect of our relationship as our products are critical elements of high-volume manufacturing and design-specific product ramps. Our probe stations are installed at customer sites either by us, our manufacturers’ representatives or our distributors, depending on the complexity of the installation and the customer’s geographic location. We assist our customers in the selection, integration and use of our products through application engineering support. We also provide worldwide on-site probe card maintenance and service training, seminars and telephone support. In certain geographic regions, and for selected products, our manufacturers’ representatives and distributors provide additional service and support.

Information concerning revenue concentration by customer appears under Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following customers represented 10% or more of our quarterly revenues for the quarters indicated:

	Fiscal Quarters Ended
	Dec 27, 2025	Sep 27, 2025	Jun 28, 2025	Mar 29, 2025	Dec 28, 2024	Sep 28, 2024	Jun 29, 2024	Mar 30, 2024
SK hynix Inc.	19.2%	24.5%	25.0%	23.3%	22.0%	18.1%	19.5%	15.5%
Intel Corporation	*	*	12.4%	12.0%	*	17.1%	16.7%	15.7%
Taiwan Semiconductor Manufacturing Company Ltd.	*	*	10.4%	*	*	*	*	*
Samsung Electronics Co., Ltd.	*	*	*	*	*	*	*	12.4%
	19.2%	24.5%	47.8%	35.3%	22.0%	35.2%	36.2%	43.6%
* Less than 10% of revenues.

Manufacturing
Our probe cards are designed for each of our customers' unique chip design, by modifying and adapting our product architectures to meet an individual customer’s chip layout and test requirements. The manufacturing process includes a complex interconnection system-level design process; a front-end process, which may include wire bonding, photolithography, plating and metallurgical processes, dry and electro-deposition, and pick and place assembly; and a back-end process, which includes general assembly and test. Critical steps in our manufacturing process are performed in a variety of clean room environments up to ISO Class 5 (Class 100), depending on the requirements of the specific manufacturing processes.

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

Our primary manufacturing facilities for probe cards and analytical probes are located in Livermore, California and Beaverton, Oregon, United States. Our current manufacturing operations in Carlsbad and Baldwin Park, California are consolidating to other sites, which we expect to be largely completed by the end of fiscal 2026. We also have smaller manufacturing operations in Yokohama, Japan. We have acquired a new manufacturing facility in Farmers Branch, Texas that is currently in the build‑out phase and is expected to support probe card production beginning in late fiscal 2026.

Our primary manufacturing facilities for probe stations, thermal systems, and cryogenic systems are located in Boulder, Colorado, United States, and in Thiendorf, Munich and Karlsruhe, Germany.

We maintain repair and service capabilities in Livermore, Carlsbad, and Baldwin Park, California and Beaverton, Oregon, United States; Thiendorf, Dresden and Munich Germany; Bundang, South Korea; Yokohama, Japan; Hsinchu, Taiwan; and Singapore. As noted above, our repair and service capabilities in Carlsbad and Baldwin Park, California are consolidating to other sites, which we expect to be largely completed by the end of fiscal 2026, subject to execution and operational considerations.

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

Our direct sales and marketing staff is located in the United States, France, Germany, Italy, United Kingdom, Japan, Singapore, South Korea, and Taiwan. They work closely with customers to understand their businesses, anticipate trends and define products that will provide significant technical and economic advantages to our customers. We employ a highly skilled team of application and customer support engineers that support our customers as they integrate our products into their research, development and manufacturing processes. Through these customer relationships, we seek to develop a strong understanding of customer and product requirements to align our capabilities with our customers’ roadmaps and production ramps.

We also have a network of representatives and distributors across the globe to broaden our reach. We engage sales representatives to act as independent third parties to promote our products, at our prices and on terms set by us, in return for a commission based on sales. We typically use sales representatives in areas that we believe require greater levels of customer support than we can deliver from our own sales offices and where local language capabilities can offer an advantage. Our distributors purchase our products and resell them at prices and upon terms set by the particular distributor. We typically use distributors in particular geographies due to local regulations or business customs.

Governmental Regulations
We are subject to international, federal, state and local regulations that are customary to businesses in our industry. These regulations relate to, among other things, environmental matters, anti-corruption, marketing, fraud and abuse, trade, employment, and privacy.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 27, 2025. There are no matters pending that we currently believe are reasonably likely to have a material impact to our business, consolidated financial condition, results of operations or cash flows. We have received, and may receive in the future, notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Import and Export Control
We manufacture, market and sell our products both inside and outside the U.S. Certain products are subject to export control regulations. Failure to comply with these laws could result in sanctions by the U.S. or other governments, including substantial monetary penalties, denial of import, export or other privileges, and debarment from government contracts. For example, approximately 7% of our fiscal 2025 revenue and 14% of our fiscal 2024 revenue was derived from sales to customers in China, which was one of the regions subject to the expanded export license requirements imposed by the United States government.

Competition
The markets for our products are highly competitive, and we anticipate that these markets will continually evolve and be subject to rapid technological change. Our current and potential competitors are as below:

Probe Cards. The probe card market is comprised of many domestic and foreign companies, and has historically been fragmented with many local suppliers servicing individual customers in often differentiated applications. Our primary competitors are Japan Electronic Materials Corporation, Korea Instrument Co., Ltd., Micronics Japan Co., Ltd., MPI Corporation, STAr Technologies, Inc., Max One, Technoprobe S.p.A, TSE Co., Ltd., among others.

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

We believe that the primary competitive factors in the production probe card market depend upon the type of integrated circuit being tested. These factors include customer service, knowledge of measurement techniques, custom design success, delivery time, price, probe card lifetime, chip damage prevention, probe tip touch-down accuracy, electrical signal speed and current carrying capability, number of chips contacted in parallel, number of probe tips and their layout and pitch, signal integrity, and the frequency and effectiveness of any required cleaning. As a result of our relative strengths in these areas, we believe that we compete favorably in the advanced probe card market, and in probe cards for parallel testing of chips with densely-packed bond pads, bumps or pillars, and in high signal integrity testing of wireless radio frequency devices that operate up to millimeter-wave frequencies, a capability needed for components used in 5G applications. We believe that this high-frequency capability also enables us to compete favorably in HBM testing, which is a stack of eight, twelve, or even sixteen individual DRAM die assembled with advanced packaging processes like through-silicon-vias and thermo-compression bonding.

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

Cryogenic Systems. In the market for cryogenic systems, we compete principally against Bluefors Oy, Lake Shore Cryotronics, Inc, Maybell Quantum Industries Inc., Montana Instruments, and Quantum Design. We believe the primary competitive factors in this market are cryogenic performance, reliability, throughput and application expertise. We believe we compete favorably with respect to these factors.

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

Our compensation programs help attract and retain key talent and are designed for our employees to share in our company’s success. These programs focus on compensation that we believe is market-competitive, reflects company performance, and aligns with drivers of stockholder value with differentiation based on performance, role, geographic location, and tenure. We use information from outside compensation and benefits consulting firms to evaluate the competitiveness of the rewards we offer to employees, and to evaluate the structure of our compensation and benefit programs, as a benchmark against our peers within the industry.

We offer a variety of benefits such as health insurance, paid and unpaid leaves, retirement, and life and disability/accident coverage as applicable to their geographic location. We also offer a variety of other benefits which allow employees to select the options which meet their needs, such as wellness, insurance, and professional services.

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

As of December 27, 2025, we had 2,153 regular full-time employees, including 1,298 in operations, 422 in research and development, 235 in sales and marketing and 198 in general and administrative functions. By region, 1,553 of our employees were in North America, 325 in Asia, and 275 in Europe. As of December 27, 2025, our Probe Cards Segment had 1,579 regular full-time employees, our Systems Segment had 377 regular full-time employees, plus we had 197 regular full-time employees in corporate functions.

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

We also use the investor relations page on our website as a channel of distribution for important company information. Important information, including press releases, analyst presentations and financial information regarding us, as well as corporate governance information, is routinely posted and accessible on the investor relations page on our website. We encourage investors, the media and others interested in FormFactor to review the information we make public in these locations, as such information could be deemed to be material information. Information on or that can be accessed through our website is not part of this Annual Report on Form 10-K, any other report or document we file with the SEC, and the inclusion of our website address is an inactive textual reference only.

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
A relatively small number of customers account for a significant portion of our revenues. One customer represented 22.9% of total revenues in fiscal 2025, two customers represented a combined 33.5% of total revenues in fiscal 2024 and one customer represented 17.1% of total revenues in fiscal 2023. We anticipate that sales of our products to a relatively small number of customers will continue to account for a significant portion of our revenues, which can drive material fluctuations in sales volume, gross margins due to changes in mix, and leverage on fixed costs. Consolidation in the semiconductor industry may increase this concentration. In the future, the loss of any of these customers, or cancellation, reduction or deferral of even a small number of purchases of our products by these customers, could significantly reduce our revenues. A decline in our customers' market share and commercial success, including their ability to compete favorably within their respective end markets, could significantly impact demand for our products and reduce our revenues. Cancellations, reductions, deferrals or non-payment of invoices could result from downturns in the semiconductor industry, manufacturing delays, quality or reliability issues with our products, or from interruptions to our customers’ operations due to fire, natural disasters or other events, or other issues with the financial stability of our customers. Furthermore, because our probe cards are custom products designed for our customers’ unique wafer designs, any cancellations, reductions or delays can result in significant non-recoverable costs, including but not limited to the potential for impairment of inventories. In some situations, our customers might be able to cancel or reduce orders without a significant penalty.

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
The semiconductor industry has historically been cyclical and is characterized by wide fluctuations in product supply and demand. From time to time, this industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product and technology cycles, excess inventories, and declines in general economic conditions. The global economic and semiconductor downturns have caused and may in the future cause our operating results to decline dramatically from one period to the next. Global economic stability can be negatively affected by a variety of factors and interrelationships, including the impacts of epidemics and pandemics, military conflicts or regional tensions, climate change, trade tensions, barriers and conflicts (such as U.S.-China trade restrictions) and other factors acting alone or in combination. Some of these factors can also have a more direct adverse impact upon our operations to varying degrees. Our business depends heavily upon the development and manufacture of new semiconductors, the rate at which semiconductor manufacturers make transitions to smaller nanometer technology nodes and implement tooling cycles, the volume of production by semiconductor manufacturers, and the overall financial strength of our customers, which, in turn, depend upon the current and anticipated market demand for semiconductors and products that use semiconductors, such as servers, artificial intelligence, personal computers, automobiles and cell phones. During industry downturns, semiconductor manufacturers sharply curtail their spending, including their spending on our products, which may adversely impact our revenues, gross margins and results of operations. Further, a protracted downturn could cause one or more of our customers to become insolvent, resulting in a loss of revenue and impacting our ability to collect on accounts receivable. The timing, length and severity of these cyclical downturns are difficult to predict, and our business depends on our ability to plan for and react to these cyclical changes.

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

To improve our manufacturing processes, we have incurred, and may incur in the future, substantial costs in an effort to optimize capacity and yields, open new manufacturing facilities, implement new manufacturing technologies, methods and processes, purchase new equipment, upgrade existing equipment, and train technical personnel. For example, in June 2025, we purchased a manufacturing site in Farmers Branch, Texas, which is being built out for an expected production ramp beginning late in the fourth quarter of fiscal 2026. The successful ramp of this facility is subject to numerous risks and uncertainties, including delays in construction, equipment delivery or installation, challenges in achieving planned production capacity, yields or cost targets, difficulties recruiting, retaining and training qualified personnel, delays in obtaining customer qualifications or regulatory approvals, supply chain constraints, and integration challenges with our existing operations. If we are unable to increase capacity at our Farmers Branch site in a timely and cost-effective manner, or if the site does not perform as expected, we may be unable to meet customer demand, which could result in lost sales opportunities, reduced market share, damage to customer relationships and our reputation, and potential contractual penalties. In addition, if actual costs to build out and operate the facility exceed our estimates, or if production volumes or yields are lower than anticipated, our margins and operating results could be adversely affected. Further, rapid production ramps or process changes may negatively impact product quality, reliability or consistency, which could result in increased warranty claims, field failures, returns, rework costs or customer dissatisfaction.

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

For example, our manufacturing facilities are located in seismically active areas in California and Oregon. The manufacturing equipment and processes that we use can be severely disrupted by seismic activity. A significant seismic event in an area of our operations could have a materially negative impact on our operations, financial results or financial condition.

Much of the infrastructure on which we rely for our operations is outside of our control, such as electric power infrastructure. We have previously experienced disruptions to electrical power at some of our premises in California, especially when aging infrastructure or inadequate electric power service has been impacted by high demand, fires, and weather which may worsen over time with climate change, and other events. Our efforts to mitigate the effects on us from interruptions in the availability of electric power, or other infrastructure, may not adequately prevent materially negative impacts on our operations, and in turn our financial results.

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

Our electronic data systems may be subject to defects, failures or disruptions as a result of, among other things, natural disasters, accidents, power disruptions, telecommunications failures, deficiencies in new system designs and implementations, acts of terrorism or war, physical security breaches, computer viruses or other cyber-attacks. Such incidents or other system failures or disruptions could subject us to downtime and delays, compromise or loss of sensitive or proprietary information, destruction or corruption of data, financial losses from remedial actions, breaches of obligations to third parties under privacy laws or contracts, or damage to our reputation or customer relationships. Any of the foregoing could have a material adverse effect on our business, operating results and financial condition.

Our business is subject to complex and evolving data privacy and security laws, regulations, and industry standards, and our failure to comply could materially and adversely affect our business, financial condition, and results of operations.
We collect, process, store, and transmit large amounts of sensitive and confidential data, including personal data of our customers, employees, and third parties. This activity subjects us to a complex and continually evolving landscape of U.S. federal and state laws, foreign laws, and industry standards regarding data privacy and security. These include, but are not limited to, the General Data Protection Regulation in the European Union, the California Consumer Privacy Act as amended by the California Privacy Rights Act, and other state-specific privacy laws in the United States, as well as contractual obligations and industry-specific requirements. These laws and standards are subject to varying interpretations and can be inconsistent across jurisdictions, creating compliance challenges and increasing our legal and operational exposure.

Compliance with these laws and regulations requires significant investment in personnel, technology, and process changes, and these costs are likely to increase as new requirements emerge. Our efforts to comply may not be successful, and any failure or perceived failure to comply, whether intentional or inadvertent, could result in governmental investigations, inquiries, enforcement actions, fines, civil penalties, litigation, private rights of action, or other liabilities. Such events could lead to significant financial costs, reputational damage, loss of customer trust, and restrictions on our ability to process data, which could materially and adversely affect our business, financial condition, and results of operations.

Failures in our information technology systems, including those incorporating artificial intelligence, or our inability to adapt to technological advancements, could disrupt our operations and harm our business.
Our operations rely significantly on the continuous and secure operation of our information technology systems, networks, and infrastructure, including those of our third-party service providers. These systems are critical for managing our internal operations, processing transactions, communicating with customers and suppliers, and protecting sensitive data. Despite our efforts to maintain the security and integrity of our IT environment, our systems are subject to inherent risks, including natural disasters, power outages, telecommunications failures, malicious cyberattacks (such as ransomware, phishing, and denial-of-service attacks), computer viruses, or human error. Any significant disruption, security breach, or unauthorized access to or disclosure of confidential information could lead to significant financial losses, reputational damage, regulatory penalties, legal liabilities, and operational disruptions, which could materially and adversely affect our business.

Furthermore, we utilize artificial intelligence (“AI”) technologies in various aspects of our operations, which introduces novel and evolving risks. AI models can produce inaccurate, biased, or unpredictable outputs, potentially leading to flawed decision-making, operational inefficiencies, or customer dissatisfaction. The use of AI also raises complex legal and ethical questions, including those related to intellectual property ownership of AI-generated content, the privacy and security of data used to train AI models, and accountability for AI system failures. The regulatory landscape governing AI is rapidly developing, and new laws or interpretations could impose significant compliance costs, restrict our use of AI, or expose us to unforeseen liabilities. These risks, individually or in the aggregate, could materially and adversely affect our business, financial condition, and results of operations.

Our reliance on third-party data and open-source software components could expose us to intellectual property, security, and accuracy risks.
We incorporate research, published data, and open-source software components into our products, services, and internal operations. While these resources can enhance our capabilities and efficiency, they also introduce significant risks. The use of third-party data may expose us to risks of data inaccuracy, incompleteness, or misinterpretation, which could lead to flawed analyses, erroneous business decisions, and reputational harm. We may also inadvertently infringe upon the intellectual property rights of others if the data we use is not properly licensed or if its use violates existing copyrights, patents, or trade secrets.

Moreover, the use of open-source software components carries inherent risks. Open-source licenses may contain terms that require us to disclose our proprietary source code, grant licenses to our intellectual property, or incur significant costs to re-engineer our solutions if we are unable to comply with such terms. Additionally, open-source software is often maintained by a community of developers and may not be subject to the same rigorous security and quality assurance processes as commercial software. This can result in undiscovered vulnerabilities, security flaws, or bugs that could be exploited by malicious actors, leading to data breaches, system outages, or other security incidents. Any of these risks could result in significant legal liabilities, enforcement actions, operational disruptions, and reputational damage, which could materially and adversely affect our business, financial condition, and results of operations.

Geopolitical tensions, particularly between the U.S. and China, and the Chinese data regulatory regime, could materially and adversely affect our operations in China and globally.
Our operations, including data processing and transfer activities, are subject to the evolving geopolitical landscape and the increasingly stringent regulatory environment in jurisdictions where we operate or from which we process data. Specifically, escalating trade tensions and policy divergence between the U.S. and China, including restrictions on technology transfers, cross-border data transfers, export controls, and investment limitations, could impact our ability to conduct business, access critical technologies, or operate effectively in the Chinese market. The sale of our products as a percentage of our revenues to customers inside of China represented 7%, 14%, and 14% of total revenue for fiscal 2025, 2024 and 2023, respectively.

Furthermore, China's comprehensive data regulatory framework, including the recently amended Cybersecurity Law, the Data Security Law, and the Personal Information Protection Law, imposes strict requirements on data localization, cross-border data transfers, and data security assessments. These laws contain broad extraterritorial reach and often conflict with privacy and data transfer norms in other jurisdictions. Our compliance with these complex and sometimes ambiguous regulations may require significant operational adjustments, increase our compliance costs, and restrict our ability to transfer data necessary for our global operations. Any failure or perceived failure to comply with these laws could result in severe penalties, including substantial fines, suspension of business operations, blacklisting, damage to our reputation, and restrictions on our ability to collect, process, or transfer data, which could materially and adversely affect our business, financial condition, and results of operations.

Because we conduct most of our business internationally, we are subject to operational, economic, financial and political risks abroad.
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. Our international sales as a percentage of our revenues were 81%, 76% and 74% for fiscal 2025, 2024 and 2023, respectively. Certain of our non-U.S. based customers also purchase through their subsidiaries in the United States. In the future we expect international sales to continue to account for a significant percentage of our revenues. Accordingly, we will be subject to risks and challenges that we would not otherwise face if we conducted our business solely in the United States.

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

Any of these factors could harm our existing international operations, impair our ability to continue expanding into international markets or materially adversely affect our operating results. Political developments in the United States and elsewhere may increase the risks and uncertainties associated with conducting international business, including the possibilities of greater tariffs and other trade barriers in the regions where we conduct business. In fiscal years 2025, 2024 and 2023, we observed a continuing trend of increasing risks and challenges in the conduct of our international business activities, including expanded tariffs and other trade barriers affecting the United States and China, and trade tensions and conflicts (including proposed tariffs) between the United States and other countries. Additionally, we are required to comply with foreign import and export requirements, customs and value added tax standards that can be unclear or complex. Our failure to meet these requirements and standards could negatively impact our business operations.

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
Sales of our products to customers outside of the United States represent a significant part of our past and anticipated revenues. In recent months, markets have reacted adversely to geopolitical tensions, volatility and uncertainty in international trade policies, substantially stemming from the U.S. government’s implementation of rapidly evolving changes to trade policies, including new and expanded tariffs and changes in U.S. participation in multilateral trade agreements resulting in reciprocal tariffs and other trade restrictions imposed and modified, and selective tariff exemptions being granted, often suddenly and with little notice, impacting a broad range of raw materials and trade globally.

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
We have recorded significant restructuring charges in prior periods, and we may implement restructuring plans in the future, which would require us to take additional, potentially material, restructuring charges related to employee terminations, asset disposal or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of inventory experience declines, and such additional write-offs could constitute material charges. In addition, significant adverse changes in market conditions could require us to take additional material impairment charges related to our long-lived assets if the changes impact the critical assumptions or estimates that we use in our assessment of the recoverability of our long-lived assets. Any such additional charges, whether related to restructuring, asset impairment or factory underutilization, may have a material negative impact on our operating results and related financial statements. For example, in the first quarter of 2026 we announced restructuring plans, which include the consolidation of the manufacturing facilities located in Carlsbad and Baldwin Park, California to other manufacturing facilities, that are expected to result in the Company recording restructuring charges in the aggregate amount of approximately $30 million to $40 million.

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

In addition, we have provided voluntary disclosures on ESG matters, including energy usage, greenhouse gas emissions, health and safety, diversity and inclusion, and labor and human rights. Such disclosures are aspirational and based on frameworks and standards for such initiatives and progress that are still developing, assumptions that may change, and disclosure control and procedures that continue to evolve. We may fail, or be perceived to fail, in attaining or maintaining our ESG-related initiatives. These events or perceptions may expose us to additional reputational and operational risks. Additionally, anti-ESG sentiment exists among certain stakeholders. We have been and may again be subject to negative responses from certain stakeholders regarding our selection of certain goals and our strategic choices regarding related matters due to anti-ESG sentiment, which could negatively impact our reputation, business and financial results.

Risks Relating to Our Acquisitions

We have made acquisitions and investments, and may make additional acquisitions or investments in the future, which could put a strain on our resources, cause ownership dilution to our stockholders, or adversely affect our financial results.
Our acquisitions or investments may subject us to new or heightened risks. Integrating any newly acquired businesses, property, manufacturing facilities, products or technologies into our company draws upon our resources in ways that can be expensive and time consuming, particularly when we conduct these activities internationally. These activities can substantially affect our financial resources, could cause delays in product delivery and might not be successful. Acquisitions and investments can divert management’s attention and expose our business to new liabilities or risks associated with entering into new or expanded business activities. In addition, we might lose key employees or have difficulty finding adequate talent while integrating new organizations or expanding our business activities. We might not be successful in integrating any acquired businesses, property, manufacturing facilities, products or technologies, and might not achieve anticipated revenues and cost benefits. Investments, including investments in capital projects, that we make may not result in a return consistent with our projections upon which such investments are made, or may require additional investment that we did not originally anticipate. In the case where we hold a minority equity interest in a company, we may not have the ability to exert control over the entity and therefore may be subject to additional risks that could adversely impact our reputation, business, financial performance and growth. In addition, acquisitions can result in customer dissatisfaction, performance problems with an acquired company, potentially dilutive issuances of equity securities or the incurrence of debt and restrictive debt covenants, contingent liabilities, possible impairment charges related to goodwill or other intangible assets, or other adverse impacts or circumstances. If any of these risks were to come about, our business, financial results and stock price could be materially and adversely affected.

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
The trading prices of the securities of technology companies have been highly volatile. During fiscal 2025, our stock price (Nasdaq Global Select Market close price) ranged from $23.18 per share to $59.25 per share. The trading price of our common stock is likely to continue to be subject to wide fluctuations. Factors affecting the trading price of our common stock could include:

•variations in our operating results;
•our forecasts and financial guidance for future periods;
•announcements of technological innovations, new products or product enhancements, new product adoptions at semiconductor customers or significant agreements by us or by our competitors;
•changes, including delays or declines, in investment in artificial intelligence infrastructure;
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

Manage Material Risks & Integrated Overall Risks
We maintain an incident response plan to coordinate the activities we take to protect against, detect, respond to, mitigate the impact of and remediate cybersecurity incidents, and in an effort to comply with applicable legal obligations and mitigate reputational damage.

We have strategically integrated cybersecurity risk management into our broader risk management framework to promote company-wide awareness of the importance of cybersecurity risk management. This integration incorporates cybersecurity considerations into our strategic and operational decision-making processes. Our management team works closely with our Information Technology (“IT”) team to continuously evaluate and address cybersecurity risks in an effort to align with our business objectives and operational needs. We have implemented several cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess, and manage material risks, as well as to test and improve our incident response plan. Our approach includes, among other things:

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

These approaches vary in maturity across our risk management processes, and we work continually to improve them.

Engage Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our cybersecurity environment. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes are responsive to our identified risks. Our collaboration with these third parties include audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk
We are aware of and have processes in place to manage and mitigate the risks associated with third-party service providers. As needed in connection with certain third-party providers, we conduct risk-based diligence and assessment before engagement, implement contractual security provisions and maintain ongoing monitoring intended for compliance with applicable cybersecurity standards or requirements.

Risks from Cybersecurity Threats
We have not experienced any material cybersecurity incidents, and the expenses we have incurred from cybersecurity incidents were immaterial.

Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms designed for effective governance in managing risks associated with cybersecurity threats because we recognize the potential significance of these threats to our operational integrity and financial condition.

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

In addition, the IT team maintains an ongoing dialog with our management team regarding emerging or potential cybersecurity risks. The management team receives updates on any significant developments in the cybersecurity domain, ensuring oversight is proactive and responsive. This involvement allows for cybersecurity considerations to be integrated into our broader strategic objectives.

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

Reporting to the Board of Directors
The Chief Information Officer regularly informs the Chief Financial Officer and Chief Executive Officer of critical aspects related to cybersecurity risks and incidents. This allows for the highest levels of management to be kept abreast of the Company’s cybersecurity posture and potential risks. The Governance and Nominating Committee receives regular updates from management on cybersecurity risk, including:

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

Item 2:    Properties

Our corporate headquarters, which includes sales, marketing, administration, manufacturing, engineering, and research and development facilities, is located in Livermore, California, United States. Our corporate headquarters comprises a campus of five buildings totaling approximately 259,000 square feet. We presently lease four of the buildings and own one of the buildings. Adjacent to our campus we own approximately 6 acres of vacant land for future expansion. In June 2025, we purchased a manufacturing site in Farmers Branch, Texas, United States which is being built-out for an expected production ramp beginning late in the fourth quarter of fiscal 2026. In addition, we lease office, repair and service, manufacturing and/or research and development space both inside and outside of the United States. The leases expire at various times through 2034. We believe that our existing and planned facilities are suitable for our current needs.

Information concerning our properties as of December 27, 2025 is set forth below:

Location	Principal Use	Segment	Square Footage	Ownership
Livermore, California, United States	Manufacturing	Probe Cards	90,508	Owned
Farmers Branch, Texas, United States	Build-out construction for manufacturing expected to begin late in the fourth quarter of fiscal 2026	Probe Cards	283,495	Owned
Livermore, California, United States	Corporate headquarters, sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	168,636	Leased
Thiendorf, Germany	Sales, marketing, administration, manufacturing, service and repair, distribution, research and development	Systems	101,291	Leased
Beaverton, Oregon, United States	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	Probe Cards	101,205	Leased
Baldwin Park, California, United States	Manufacturing, service and repair, distribution, research and development	Probe Cards	44,000	Leased
Carlsbad, California, United States	Sales, product design, administration, manufacturing, service and repair, distribution, research and development	Probe Cards	42,080	Leased
Zhubei City, Hsinchu, Taiwan	Sales, administration, product design, field service and repair center	All	34,892	Leased
Boulder, Colorado, United States	Sales, marketing, administration, manufacturing, distribution, research and development	Systems	34,133	Leased
Singapore	Sales, administration, product design, service, and field service	All	24,413	Leased
Bundang, South Korea	Sales, administration, product design, field service, and repair center	All	19,037	Leased
Yokohama City, Japan	Sales, marketing, administration, product design, manufacturing, service and repair, distribution, research and development	All	16,618	Leased
Munich, Germany	Sales, manufacturing, administration, service and repair, distribution, research and development	Systems	23,199	Leased
Karlsruhe, Germany	Sales, manufacturing, administration, distribution, research and development	Systems	5,843	Leased
Dresden, Germany	Sales and service	All	2,960	Leased
Tsukuba, Japan	Sales and service	All	868	Leased
Hiroshima, Japan	Sales and service	All	468	Leased

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

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Information
Our common stock is listed on The Nasdaq Global Select Market under the symbol “FORM.” As of February 13, 2026, there were 95 registered holders of record of our common stock, which does not include beneficial owners of stock held in street name (i.e., through a brokerage firm, bank, broker-dealer, trust or other similar organization).

Dividends
No cash dividends have been declared on shares of our common stock, and the Company currently does not intend to pay dividends in the future.

Repurchases of Common Stock
We did not repurchase any shares of our common stock during the fourth quarter of fiscal 2025.

Recent Sales of Unregistered Equity Securities
Not applicable.

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on December 26, 2020 through December 27, 2025 for (1) our common stock, (2) the S&P 500 Index, and (3) the S&P Semiconductors Select Industry Index. All values assume reinvestment of the full amount of all dividends. Stockholder returns over the indicated period are based on historical data and are not necessarily indicative of future stockholder returns.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among FormFactor, Inc., the S&P 500 Index, and the S&P Semiconductors Select Industry Index*$100 invested on December 26, 2020 in stock or index, including reinvestment of dividends.

225
200
175
150
125
100
75
50
25
December 26, 2020
December 25, 2021
December 31, 2022
December 30, 2023
December 28, 2024
December 27, 2025
FormFactor, Inc.
S&P 500 Index
S&P Semiconductors Select Industry Index

	Cumulative Total Return
	December 26, 2020	December 25, 2021	December 31, 2022	December 30, 2023	December 28, 2024	December 27, 2025
FormFactor, Inc.	$100.00	$104.53	$52.21	$97.96	$107.84	$136.36
S&P 500 Index	100.00	129.44	106.92	135.03	171.36	201.43
S&P Semiconductors Select Industry Index	100.00	143.66	100.47	135.97	155.88	200.70
This performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

Highlights during fiscal year 2025 include the following:
•Achieved record annual revenue of $785.0 million.
•Purchased a manufacturing site in Texas, which is expected to begin ramping production in late fiscal 2026.
•Benefited from growth driven by exposure to end markets supporting artificial intelligence–related infrastructure, including HBM.
•Made meaningful progress in establishing customer engagements to further diversify our customer base.

We generated net income of $54.4 million in fiscal 2025 compared to net income of $69.6 million in fiscal 2024 and net income of $82.4 million in fiscal 2023.

The decrease in net income in fiscal 2025 compared to fiscal 2024 was primarily due to the gain on sale of business recognized in fiscal 2024 from the sale of our China operations that did not repeat in fiscal 2025. Excluding the impact from the fiscal 2024 gain, our financial performance was driven by record revenue levels led by strong growth in our DRAM product segment, particularly with demand for HBM chips utilized in generative artificial intelligence applications. Despite this revenue growth, gross margins declined year over year, though third and fourth quarters have shown meaningful improvement in gross margins compared to the first half of fiscal 2025 and second half of fiscal 2024.

The decrease in net income in fiscal 2024 compared to fiscal 2023 was primarily due to a reduced gain on sale of business with the fiscal 2024 gain from the sale of our China operations being less than the fiscal 2023 gain from the sale of our FRT business further described below. Excluding the impact of gains in each period, our financial performance was driven by the strengthening of certain areas of the semiconductor industry, which increased demand in some markets within our Probe Cards segment, particularly with demand for HBM chips utilized in generative artificial intelligence applications and the ramp of new mobile application processor designs. While we experienced growth in total revenues year over year, the Systems segment was negatively impacted due to the absence of metrology system sales as a result of the sale of our FRT Metrology business in the fourth quarter of fiscal 2023.

Recent Developments

Restructure — In January 2026, we adopted restructuring plans that are intended to better align cost structure and support gross margin improvement to our target financial model, while also aligning manufacturing capabilities with current and anticipated business needs and our strategic priorities. As part of this restructuring plan, we are consolidating the manufacturing facilities located in Carlsbad and Baldwin Park, California to other sites. The Baldwin Park site manufactured through January 2026 and the Carlsbad site is expected to manufacture through December 2026.

Acquisition — In December 2025, we acquired Keystone Photonics. This acquisition strengthened our position at the forefront of AI infrastructure demand, and strengthened our position at the forefront of the explosive market growth in silicon photonics (“SiPh”), extending our integrated test system leadership and leveraging our unique lab-to-fab position as SiPh and co-packaged optics manufacturers leap from concept to high-volume production.

Factory Expansion — In June 2025, we purchased a manufacturing site in Farmers Branch, Texas, which comprises four structures and includes 50,000 square feet of existing clean room space. This manufacturing facility enabled us to acquire a scarce, fit-for-purpose asset that aligned with our strategic roadmap and provides significant operational flexibility. Located in a lower-operating cost region, it was one of a handful of existing available facilities in the U.S. that had a clean room and came equipped with the infrastructure to meet our future manufacturing needs.

Investment Acquisition — In February 2025, we acquired a 20% equity interest in FICT Limited (“FICT”). Headquartered in Nagano, Japan, FICT is a provider of semiconductor test and high-performance computing industries with complex multi-layer organic substrates, printed circuit boards, and related leading-edge technologies and services.

Fiscal Year

We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. The fiscal years ended December 27, 2025, December 28, 2024 and December 30, 2023 each included 52 weeks.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 27, 2025 compared to the year ended December 28, 2024. For a discussion of the year ended December 28, 2024 compared to the year ended December 30, 2023, please refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 28, 2024.

The following table sets forth our operating results as a percentage of revenues:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Revenues	100.0%	100.0%	100.0%
Cost of revenues	60.7	59.7	61.0
Gross profit	39.3	40.3	39.0
Operating expenses:
Research and development	14.7	16.0	17.5
Selling, general and administrative	17.0	18.5	20.1
Factory start-up costs	0.4	—	—
Total operating expenses	32.1	34.5	37.6
Gain on sale of business	—	2.7	11.0
Operating income	7.2	8.5	12.4
Interest income, net	1.3	1.8	1.1
Other income (expense), net	0.3	0.1	(0.1)
Income before income taxes and equity investment	8.8	10.4	13.4
Provision for income taxes	1.6	1.3	1.0
Loss from equity investment	0.3	—	—
Net income	6.9%	9.1%	12.4%

Revenues by Segment

	Fiscal 2025	Fiscal 2024	Fiscal 2023

	(In thousands)
Probe Cards	$637,898	$625,960	$497,903
Systems(1)	147,095	137,639	165,199
Total	$784,993	$763,599	$663,102
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, we generated no metrology systems revenue during fiscal 2025 and fiscal 2024, compared to $21.2 million during fiscal 2023.

Revenues by Market

	Fiscal	% of	Fiscal	% of	Change
	2025	Revenues	2024	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$369,897	47.1%	$381,182	49.9%	$(11,285)	(3.0)%
DRAM	247,397	31.6	227,422	29.8	19,975	8.8
Flash	20,604	2.6	17,356	2.3	3,248	18.7
Systems Market:
Systems	147,095	18.7	137,639	18.0	9,456	6.9
Total revenues	$784,993	100.0%	$763,599	100.0%	$21,394	2.8%

	Fiscal	% of	Fiscal	% of	Change
	2024	Revenues	2023	Revenues	$	%

	(In thousands, except percentages)
Probe Cards Markets:
Foundry & Logic	$381,182	49.9%	$363,539	54.8%	$17,643	4.9%
DRAM	227,422	29.8	113,779	17.2	113,643	99.9
Flash	17,356	2.3	20,585	3.1	(3,229)	(15.7)
Systems Market:
Systems(1)	137,639	18.0	165,199	24.9	(27,560)	(16.7)
Total revenues	$763,599	100.0%	$663,102	100.0%	$100,497	15.2%
(1) During the fourth quarter of fiscal 2023, we completed the sale of our FRT business. As a result, we generated no metrology systems revenue during fiscal 2025 and fiscal 2024, compared to $21.2 million during fiscal 2023.

Foundry & Logic — The decrease in Foundry & Logic product revenue in fiscal 2025 compared to fiscal 2024 was primarily driven by weaker demand for probe cards associated with client PC and server microprocessor designs, reflecting reduced customer production levels during the year.

DRAM — The increase in DRAM product revenues in fiscal 2025 compared to fiscal 2024 was primarily driven by increased demand for HBM designs utilized in generative artificial intelligence applications.

Flash — The increase in Flash product revenue in fiscal 2025 compared to fiscal 2024 was primarily driven by increased customer production activity and demand for our products.

Systems — The increase in Systems product revenue in fiscal 2025 compared to fiscal 2024 was driven by increased sales of thermal systems, probe stations, and cryogenic systems.

Revenues by Geographic Region

	Fiscal 2025	% of Revenues	Fiscal 2024	% of Revenues	Fiscal 2023	% of Revenues

	(In thousands, except percentages)
South Korea	$237,717	30.3%	$184,528	24.2%	$117,747	17.8%
Taiwan	202,738	25.8	173,515	22.7	147,842	22.3
United States	152,152	19.4	183,716	24.1	171,781	25.9
China	57,965	7.4	102,982	13.5	91,736	13.8
Japan	43,216	5.5	33,946	4.4	36,791	5.5
Singapore	32,973	4.2	20,186	2.6	18,335	2.8
Europe	28,779	3.7	34,803	4.6	38,858	5.9
Malaysia	19,211	2.4	18,240	2.4	26,601	4.0
Rest of World	10,242	1.3	11,683	1.5	13,411	2.0
Total revenues	$784,993	100.0%	$763,599	100.0%	$663,102	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through their U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than United States.

Changes in revenue by geographic region in fiscal 2025 compared to fiscal 2024 were primarily attributable to changes in customer demand, impacts from trade restrictions, and product sales mix. Specifically, the changes in revenue by geographic region was attributable to the following:
•Increased demand for our DRAM probe card products, including those for HBM, contributed to the increase in revenue for South Korea in fiscal 2025 compared to fiscal 2024.
•Increased demand for our Foundry & Logic probe card products contributed to the increase in revenue for Taiwan in fiscal 2025 compared to fiscal 2024.
•Trade restrictions for the export of advanced U.S. semiconductor technology to China has caused decreasing demand from Chinese customers.

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

Gross profit and gross margin by segment were as follows (dollars in thousands):

	Fiscal 2025
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$258,500	$61,553	$(11,202)	$308,851
Gross margin	40.5%	41.8%		39.3%

	Fiscal 2024
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$259,007	$59,511	$(10,595)	$307,923
Gross margin	41.4%	43.2%		40.3%

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$185,392	$84,735	$(11,547)	$258,580
Gross margin	37.2%	51.3%		39.0%

Probe Cards—Gross profit and gross margin in the Probe Cards segment decreased in fiscal 2025 compared to fiscal 2024, despite the record revenue levels primarily due to higher manufacturing costs, which included increased costs for tariffs, partially offset by a favorable product mix and favorable factory utilization with the increased volumes. For fiscal 2025 compared to fiscal 2024, DRAM revenue was up from 36.3% of Probe Card sales to 38.8% of Probe Card sales, and Foundry & Logic revenue was down from 60.9% of Probe Card sales to 58.0% of Probe Card sales. In general, our DRAM products have lower margins than our Foundry & Logic products, although there is a significant intra-market variance depending on customer and device.

Systems—Gross profit in the Systems segment increased while gross margin decreased in fiscal 2025 compared to fiscal 2024, primarily as a result of greater revenues that was offset by an increase in manufacturing spending and an unfavorable product mix as a greater percentage of Systems segment revenues were from lower margin products.

Corporate and Other—Corporate and Other includes unallocated expenses relating to stock-based compensation expense, amortization of intangible assets, inventory and fixed asset fair value adjustments due to acquisitions, and restructuring charges, net, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Corporate and Other expenses increased in fiscal 2025 compared to fiscal 2024 primarily due to higher restructuring charges, which were partially offset by lower stock-based compensation and lower amortization.

Overall—Gross profit and gross margin fluctuate with revenue levels, product mix, selling prices, factory loading and material costs. For fiscal 2025 compared to fiscal 2024, gross profit increased and gross margins decreased as a result of greater revenues and a favorable product mix, that was offset by higher manufacturing costs, which included a 1.4% gross margin impact from increased costs for tariffs. Despite the impact of tariffs, third and fourth quarters of fiscal 2025 have shown meaningful improvement in gross margins compared to the first half of fiscal 2025 and second half of fiscal 2024.

Stock-based compensation expense included in cost of revenues for fiscal 2025 and 2024 was $7.4 million and $7.7 million, respectively.

Research and Development

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

	(Dollars in thousands)
Research and development	$115,682	$121,938	$(6,256)	(5.1)%
% of revenues	14.7%	16.0%

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(Dollars in thousands)
Research and development	$121,938	$115,765	$6,173	5.3%
% of revenues	16.0%	17.5%

The decrease in research and development expense in fiscal 2025 compared to fiscal 2024 was primarily driven by a decrease in general operational costs, which includes the benefit of a German government grant earned in fiscal 2025 that partially offset expenses, lower project material costs, lower stock based compensation and decreased employee compensation costs from lower performance-based compensation.

The components of this increase were as follows (in thousands):

Fiscal 2025 compared to Fiscal 2024
General operational costs	$(3,388)
Project material costs	(2,091)
Stock-based compensation expense	(428)
Employee compensation costs	(349)
$(6,256)

Stock-based compensation expense included within research and development in fiscal 2025 and 2024 was relatively flat at $10.3 million and $10.7 million, respectively.
Selling, General and Administrative

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$133,074	$141,786	$(8,712)	(6.1)%
% of revenues	17.0%	18.5%

	Fiscal Year Ended
	December 28, 2024	December 30, 2023	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$141,786	$133,012	$8,774	6.6%
% of revenues	18.5%	20.1%

The decrease in selling, general and administrative expense in fiscal 2025 compared to fiscal 2024 was primarily driven by initiatives to further control operating expenses, resulting in lower general operating costs. These reductions included decreased employee compensation due to lower performance‑based compensation, partially offset by higher employee‑related costs from annual pay increases, as well as lower consulting fees. In addition, we incurred lower stock‑based compensation expense, commission expense, and amortization of intangible assets, partially offset by higher restructuring charges related to operating efficiency initiatives.

The components of this overall increase were as follows (in thousands):

Fiscal 2025 compared to Fiscal 2024
General operating expenses	$(4,183)
Employee compensation costs	(4,103)
Restructuring charges	3,395
Consulting fees	(2,928)
Stock-based compensation expense	(412)
Commission expenses	(342)
Amortization of intangibles	(139)
$(8,712)

Stock-based compensation expense included within selling, general and administrative in fiscal 2025 and 2024 was $20.9 million and $21.3 million, respectively.

Factory Start-Up Costs

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$3,025	$—	$3,025	—%
% of revenues	0.4%	—%

Factory start-up costs are current year costs associated with our newly purchased manufacturing site in Farmers Branch, Texas. The start-up costs consist of utilities, employee compensation costs, taxes and licenses, facility maintenance, and other expenses being incurred while the site is being brought to its intended use. These costs are expected to increase as we continue the build-out, with an expected production ramp beginning late in the fourth quarter of fiscal 2026, and are expected to be between $20.0 million to $25.0 million over fiscal 2026. We expect that when the site begins revenue-generating production, the operating costs of that site previously expensed as factory start-up costs will instead be primarily expensed as part of the cost of the production in the Consolidated Statements of Income as a Cost of revenues.

Interest Income and Interest Expense

	Fiscal Year Ended
	December 27, 2025	December 28, 2024
	(Dollars in thousands)
Interest Income	$10,640	$14,111
Weighted average balance of cash and investments	$294,196	$353,191
Weighted average yield on cash and investments	4.14%	4.56%

Interest Expense	$521	$418
Average debt outstanding	$12,690	$13,785
Weighted average interest rate on debt	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income in fiscal 2025 compared to fiscal 2024 was attributable to lower invested balances and lower weighted average yield on cash and investments.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contract, commitment fee on our revolving credit facility, term loan issuance costs amortization charges, and our revolving credit facility issuance costs amortization charges. The increase in interest expense for fiscal 2025 compared to fiscal 2024 was due to fees for our undrawn revolving credit facility.

Other income (expense), net
Other income (expense), net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risk from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility. Foreign exchange gains for fiscal 2025 and fiscal 2024 were $1.8 million and $1.0 million, respectively.

Provision for income taxes

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(Dollars in thousands)
Provision for income taxes	$13,004	$9,798	$6,880
Effective tax rate	18.7%	12.3%	7.7%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in stock-based compensation expense/benefit, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The increase in our effective tax rate for fiscal 2025, when compared to the prior year, was primarily driven by the impact of implementing the One Big Beautiful Bill Act (“OBBBA”) tax law changes.

One Big Beautiful Bill
On July 4, 2025, the OBBBA, which included a broad range of tax reform provisions that affected our financial results, was signed into law in the United States. Among other provisions, the OBBBA repealed the capitalization of domestic Research and Development (“R&D”) expenditures and included a reduced deduction rate on Foreign-derived Deduction Eligible Income and income from non-U.S. subsidiaries. We evaluated the impact of these provisions and implemented our current strategy, which, after considering the interplay of the various tax calculations affected by the OBBBA, resulted in a modest net increase to our effective tax rate.

Liquidity and Capital Resources

Capital Resources
Our working capital decreased to $433.2 million at December 27, 2025 compared to $473.8 million at December 28, 2024.

Cash and cash equivalents primarily consist of deposits held at banks and money market funds. Marketable securities primarily consist of U.S. treasuries, corporate bonds, U.S. agency securities, and commercial paper. We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, and limits the types of acceptable investments, issuer concentration and duration of the investment.

Our cash, cash equivalents and marketable securities totaled approximately $275.2 million at December 27, 2025 compared to $360.0 million at December 28, 2024. We deployed significant cash in connection with the purchase of our equity investment in FICT, the purchase of our new manufacturing site in Farmers Branch, and the recent acquisition of Keystone Photonics, together representing $142.7 million of the decrease in cash. We have the full amount available under our $150 million revolving credit facility as of December 27, 2025. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and the available capacity under our revolving credit facility will be sufficient to fund, through at least the next 12 months, our liquidity requirements including those arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. This includes consideration of estimated capital expenditures of $140.0 million to $170.0 million for the ramp of the Farmers Branch manufacturing site. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(Dollars in thousands)
Net cash provided by operating activities	$115,398	$117,534	$64,602
Net cash provided by (used in) investing activities	(191,468)	(33,480)	29,049
Net cash used in financing activities	(13,633)	(64,612)	(22,711)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities in fiscal 2025 was primarily attributable to net income of $54.4 million and net non-cash items of $104.0 million, partially offset by the increase in net working capital of $43.0 million. The cash used in net working capital is related to higher inventory balances of $20.7 million and an increase in accounts receivable of $20.2 million, reflecting higher sales volumes. In addition, operating lease liabilities decreased by $8.1 million and accounts payable declined by $5.7 million. These uses of cash were partially offset by increases in accrued liabilities of $4.6 million, deferred revenue of $4.5 million, and other liabilities of $2.3 million. The non-cash adjustments primarily consisted of depreciation and amortization, stock-based compensation expense, provision for excess and obsolete inventories, and the reduction in the carrying amount of right-of-use-assets.

Investing Activities
Net cash used in investing activities in fiscal 2025 was primarily attributable to $103.7 million in capital expenditures for property, plant and equipment. Of this amount, $55.0 million related to our new Farmers Branch manufacturing facility in Farmers Branch, Texas. Investing cash outflows also included $20.6 million used to acquire shares of Keystone Photonics and $67.2 million related to the Company's equity investment in FICT.

Financing Activities
Net cash used in financing activities in fiscal 2025 was primarily attributable to $26.2 million of common stock repurchases under the Company's stock repurchase program and $12.4 million paid for tax withholdings associated with net share settlements of employee equity awards. These uses of cash were partially offset by $26.1 million of proceeds from issuances of common stock, which includes $15.0 million from a private placement and $11.1 million from purchases under our employee stock purchase plan.

Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Revolver”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility matures on July 29, 2030 and may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Revolver. No amounts were outstanding under the Facility as of December 27, 2025.

Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate (“term SOFR”), (ii) a base rate set forth in the Revolver, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments may be made without penalty, subject to certain notice requirements and minimum prepayment and reduction thresholds.

The Facility is also subject to a quarterly commitment fee ranging from 0.15% to 0.25% per annum, applied to the daily amount by which the committed amount exceed the borrowings outstanding. The commitment fee as of December 27, 2025 was 0.15%.

The Revolver contains customary representations and warranties, and affirmative and negative covenants, and events of default, including limitations on subsidiary indebtedness and liens, we well as requirements to maintain specified financial ratios. These financial covenants include a requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter, which may increase to 4.00 to 1.00 for four fiscal quarters following a permitted acquisition. We were in compliance with the Facility's covenants as of December 27, 2025.

Building Term Loan and Interest Rate Swap
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). Proceeds from the Building Term Loan were used to acquire a building adjacent to our leased facilities in Livermore, California. On May 19, 2023, we amended the Building Term Loan, to replace the benchmark reference rate London Interbank Offered Rate (“LIBOR”) with term SOFR, with no change to the contractual amount or timing of cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 1.86% per annum, with interest payable in monthly installments over the fifteen-year term. The interest rate as of December 27, 2025 prior to the effect of the related interest rate swap was 5.74%. As of December 27, 2025, the outstanding principal balance under the Building Term Loan was $12.3 million, and we were in compliance with all covenants under the agreement.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the variable interest payments on the Building Term Loan. The swap was originally executed for a notional amount of $18.0 million, with an amortization period that matches the underlying debt. The interest rate swap was intended to mitigate our exposure to variability in interest rates associated with movements in LIBOR. On May 19, 2023, we amended the interest rate swap to replace LIBOR with SOFR, consistent with the amendment to the Building Term Loan. Following this amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of December 27, 2025, the notional amount of the loan that is subject to this interest rate swap is $12.3 million.

Stock Repurchase Programs

On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing all of the shares available for repurchase under the program.

On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2023 and 2024, we purchased and retired 32,020 shares of common stock for $1.2 million and 1,309,635 shares of common stock for $53.3 million, respectively. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million in shares of common stock. During fiscal 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million, and as of December 27, 2025, $70.9 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual obligations and commitments to make future payments in cash as of December 27, 2025 (in thousands):

	Payments Due In Fiscal Year
	2026	2027	2028	2029	2030	2031 and thereafter	Total
Operating leases	$8,926	$8,421	$4,736	$510	$461	$993	$24,047
Term loan - principal payments	1,142	1,175	1,208	1,242	1,278	6,213	12,258
Term loan - interest payments(1)	683	615	548	477	400	845	3,568
Revolver - commitment fee(2)	228	228	232	228	131	—	1,047
Total	$10,979	$10,439	$6,724	$2,457	$2,270	$8,051	$40,920
(1) Represents our minimum interest payment commitments at 5.74% per annum, excluding the interest rate swap described in Debt, above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $52.0 million as of December 27, 2025. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of December 27, 2025, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the extent and timing of any potential repayment cannot be estimated.

Indemnification Arrangements

We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 27, 2025 or December 28, 2024.

New Accounting Pronouncements

See Note 18, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements.

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

We conduct certain operations in foreign currencies. We enter into currency forward exchange contracts to hedge a portion, but not all, of existing foreign currency denominated amounts. Gains and losses on these contracts are generally recognized in Other income (expense), net in our Consolidated Statements of Income. Because the effect of movements in currency exchange rates on the currency forward exchange contracts generally offsets the related effect on the underlying items being hedged, these financial instruments are not expected to subject us to risks that would otherwise result from changes in currency exchange rates as of December 27, 2025. We do not use derivative financial instruments for trading or speculative purposes. We recognized a net gain from foreign exchange of $1.8 million, $1.0 million, and $0.6 million in fiscal 2025, 2024, and 2023, respectively.

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

Our exposure to interest rate risk arising from our Term Loan (see Note 6, Debt, of Notes to Consolidated Financial Statements) is insignificant as a result of the interest-rate swap agreement (see Note 9, Derivative Financial Instruments, of Notes to Consolidated Financial Statements) that we entered into with U.S. Bank National Association (successor to MUFG Union Bank, N.A.) to hedge the interest payments on our Building Term Loan.

We use interest rate derivative instruments to manage certain interest rate exposures. We do not use derivative instruments for trading or speculative purposes. The fair market value of our fixed rate securities may be adversely impacted by increases in interest rates while income earned on floating rate securities may decline as a result of decreases in interest rates. A hypothetical 100 basis-point (one percentage point) increase or decrease in interest rates compared to rates at December 27, 2025 and December 28, 2024 would have affected the fair value of our investment portfolio by $2.4 million and $3.4 million, respectively.

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

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective as of December 27, 2025 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 27, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 27, 2025.

The effectiveness of our internal control over financial reporting as of December 27, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Item 9B:    Other Information

Insider Trading Arrangements

During the quarter ended December 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On December 4, 2025, Aric McKinnis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading agreement. Under this arrangement, a total of up to 5,552 shares of our common stock may be sold, subject to certain conditions, after March 5, 2026 and before the arrangement expires on December 4, 2026.

The above arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10:    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the proxy statement for our 2026 Annual Meeting of Stockholders under the captions Corporate Governance, Executive Officers, and, if applicable, Delinquent Section 16(a) Reports.

Item 11:    Executive Compensation

The information required by this item is incorporated by reference to the proxy statement for our 2026 Annual Meeting of Stockholders under the captions Compensation Discussion and Analysis, Executive Compensation and Related Information, Compensation Committee Interlocks and Insider Participation and Compensation Committee Report.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the proxy statement for our 2026 Annual Meeting of Stockholders under the captions Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Equity Compensation Plan.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the proxy statement for our 2026 Annual Meeting of Stockholders under the captions Certain Relationships and Related Person Transactions and Independence of Directors.

Item 14:    Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP; Portland, Oregon; Auditor Firm ID: 185.

The information required by this item is incorporated by reference to the proxy statement for our 2026 Annual Meeting of Stockholders under the caption Principal Auditor Fees and Services.

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

Item 16: Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of FormFactor, Inc.	10-K	000-50307	2/21/2025	3.1
3.2	Restated Certificate of Incorporation of FormFactor, Inc.	10-K	000-50307	2/21/2025	3.2
3.3	Amended and Restated By-laws of FormFactor, Inc.	8-K	000-50307	7/30/2025	3.2
4.1	Specimen Common Stock Certificate	S-1/A	333-86738	5/28/2002	4.01
4.2	Description of Securities	10-K	000-50307	2/22/2021	4.2
10.1+	FormFactor, Inc. Severance Plan for US Executives	10-K	000-50307	2/21/2025	10.1
10.2+	Form of Indemnity Agreement	S-1/A	333-86738	5/28/2002	10.01
10.3+	Employee Incentive Plan, as amended and restated effective January 28, 2025	10-K	000-50307	2/21/2025	10.3
10.4+	Employee Incentive Plan, as amended and restated effective January 25, 2022	10-K	000-50307	2/21/2025	10.4
10.5+	Equity Incentive Plan, as amended and restated effective May 27, 2022	DEF 14A	000-50307	4/13/2022	Appendix B
10.6+	Employee Stock Purchase Plan, as amended and restated May 19, 2023	DEF 14A	000-50307	4/4/2023	Appendix A
10.7	Pacific Corporate Center Lease (Building 1) by and between Greenville Holding Company LLC (successor to Greenville Investors, L.P.) (“Greenville”) and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.18
10.8	First Amendment to Pacific Corporate Center Lease (Building 1) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.18.1
10.9	Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.19
10.10	First Amendment to Pacific Corporate Center Lease (Building 2) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.19.1
10.11	Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated May 3, 2001	S-1/A	333-86738	6/10/2003	10.20
10.12	First Amendment to Pacific Corporate Center Lease (Building 3) by and between Greenville and the Registrant dated January 31, 2003	S-1/A	333-86738	5/7/2003	10.20.1
10.13	Third Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Leases (Buildings 1, 2 and 3), dated May 3, 2001, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.2
10.14++	Pacific Corporate Center Lease by and between Greenville and the Registrant dated September 7, 2004, as amended by First Amendment to Building 6 Lease dated August 16, 2006	10-Q	000-50307	11/7/2006	10.01
10.15	Second Amendment, dated December 19, 2016, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	12/23/2016	10.1
10.16	Third Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.1
10.17	Fourth Amendment, dated October 1, 2018, between FormFactor, Inc. and MOHR PCC, LP, to Pacific Corporate Center Lease, dated October 5, 2004, by and between Greenville Investors, L.P. and FormFactor, Inc., as amended	8-K	000-50307	10/2/2018	10.2
10.18	Rental Agreement by and between Cascade Microtech Dresden GmbH and Süss Grundstücksverwaltungs GbR dated as of June 17, 2011.	10-Q	000-51072	8/10/2011	10.3
10.19	First Amendment to Lease dated January 10, 2007, between Nimbus Center LLC (as successor in interest to Spieker Properties, L.P.) and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
10.20	Second Amendment to Lease dated February 25, 2013, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/8/2013	10.2
10.21	Third Amendment to Lease dated January 23, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.2
10.22	Fourth Amendment to Lease dated March 31, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-Q	000-51072	5/9/2014	10.3
10.23	Fifth Amendment to Lease dated September 24, 2014, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.22
10.24++	Sixth Amendment to Lease dated July 8, 2015, between Nimbus Center LLC and Cascade Microtech, Inc.	10-K	000-51072	3/72016	10.23
10.25	Seventh Amendment to Lease dated June 5, 2018, between Nimbus Center LLC and FormFactor Beaverton, Inc.	10-K	000-50307	2/24/2023	10.35
10.26	Eighth Amendment to Lease dated December 14, 2022, between Nimbus Center LLC and FormFactor, Inc.	10-K	000-50307	2/24/2023	10.36
10.27+	Employment Offer Letter, dated August 29, 2012 to Mike Slessor	10-K	000-50307	3/13/2013	10.19
10.28+	CEO Change of Control and Severance Agreement, dated November 15, 2024 by and between Mike Slessor and the Registrant	10-K	000-50307	2/21/2025	10.28
10.29+	Employment Offer Letter, dated February 15, 2018 to Shai Shahar	10-Q	000-50307	5/8/2018	10.1
10.30+	Change of Control Severance Agreement, dated July 20, 2022 by and between Shai Shahar and the Registrant	8-K	000-50307	7/26/2022	10.2
10.31+	Employment Offer Letter, dated August 4, 2025 to Aric McKinnis	—	—	—	—	X
10.32++#	Share Purchase Agreement by and among Camtek, Ltd. as purchaser and FormFactor GmbH as seller and FormFactor, Inc as Parent and FRT GmbH as Company, dated as of September 17, 2023	10-K	000-50307	2/21/2025	10.31
10.33	Credit Agreement, dated as of July 29, 2025, by and among FormFactor, Inc. and Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto from time to time	8-K	000-50307	7/30/2025	10.1
19.1	Insider Trading Policy	10-K	000-50307	2/21/2025	19.1
21.1	List of Registrant's subsidiaries	—	—	—	—	X
23.1	Consent of Independent Registered Public Accounting Firm - KPMG LLP	—	—	—	—	X
24.1	Power of Attorney (included on the signature page of this Form 10-K)	—	—	—	—	X
31.1	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
31.2	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	—	X
97.1	Incentive Compensation Clawback Policy, effective October 2, 2023	10-K	000-50307	2/21/2025	97.1
101**	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	—	—	—	—	X
101.SCH**	XBRL Taxonomy Extension Schema Document	—	—	—	—	X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No	Date of First Filing	Exhibit Number	Filed Herewith
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	—	X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	—	X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document	—	—	—	—	X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	—	X
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, formatted in Inline XBRL (included as Exhibit 101).	—	—	—	—	X
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

FORMFACTOR, INC.
Date:	February 20, 2026	By:	/s/ ARIC MCKINNIS
Aric McKinnis Chief Financial Officer

POWER OF ATTORNEY

KNOW BY ALL PERSONS BY THESE PRESENTS, that each of the undersigned whose signature appears below constitutes and appoints Aric McKinnis and Alan Chan, and each of them, the undersigned's true and lawful attorneys in-fact and agents with full power of substitution, for the undersigned and in the undersigned's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any other documents in connection therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act requisite and necessary to be done with respect to this Annual Report on Form 10-K, including amendments, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL D. SLESSOR	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2026
Michael D. Slessor

/s/ ARIC MCKINNIS	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2026
Aric McKinnis

/s/ THOMAS ST. DENNIS	Director	February 20, 2026
Thomas St. Dennis

/s/ KEVIN BREWER	Director	February 20, 2026
Kevin Brewer

/s/ REBECA OBREGON JIMENEZ	Director	February 20, 2026
Rebeca Obregon Jimenez

/s/ SHERI RHODES	Director	February 20, 2026
Sheri Rhodes

/s/ KELLEY STEVEN-WAISS	Director	February 20, 2026
Kelley Steven-Waiss

/s/ JORGE TITINGER	Director	February 20, 2026
Jorge Titinger

/s/ BRIAN WHITE	Director	February 20, 2026
Brian White

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
FormFactor, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of FormFactor, Inc. and subsidiaries (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 27, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of inventory excess and obsolescence

As discussed in notes 2 and 3 to the consolidated financial statements, the Company’s net inventories were $110.9 million as of December 27, 2025, and inventory write-downs totaled $14.9 million for the year ended December 27, 2025. The Company states its inventories at the lower of cost or net realizable value. The Company records an adjustment to the cost basis of inventory when evidence exists that the net realizable value of inventory is lower than its cost, which occurs when the Company has excess and/or obsolete inventory. The Company’s model to estimate the excess and/or obsolete inventory is based on an analysis of existing inventory quantities compared to estimated future consumption. Future consumption is estimated based upon assumptions about how past consumption, recent purchases, backlog or other factors indicate future consumption.

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

Portland, Oregon
February 20, 2026

FORMFACTOR, INC.
CONSOLIDATED BALANCE SHEETS

	December 27, 2025	December 28, 2024

	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$103,330	$190,728
Marketable securities	171,842	169,295
Accounts receivable, net	125,416	104,294
Inventories, net	110,884	101,676
Restricted cash	1,063	3,746
Prepaid expenses and other current assets	44,519	35,389
Total current assets	557,054	605,128
Restricted cash	2,654	2,732
Operating lease, right-of-use-assets	17,202	22,579
Property, plant and equipment, net of accumulated depreciation	259,068	210,230
Equity investment	64,096	—
Goodwill	216,029	199,171
Intangibles, net	16,302	10,355
Deferred tax assets	89,524	92,012
Other assets	2,433	4,008
Total assets	$1,224,362	$1,146,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,436	$62,287
Accrued liabilities	47,535	43,742
Current portion of term loan, net of unamortized issuance cost of $5 and $5	1,137	1,106
Deferred revenue	20,091	15,847
Operating lease liabilities	7,662	8,363
Total current liabilities	123,861	131,345
Term loan, less current portion, net of unamortized issuance cost of $44 and $49	11,071	12,208
Deferred tax liabilities	1,600	—
Long-term operating lease liabilities	12,488	17,550
Deferred grant	18,000	18,000
Other liabilities	21,939	19,344
Total liabilities	188,959	198,447

Stockholders’ equity:
Preferred stock, $0.001 par value:
10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,647,935 and 77,114,633 shares issued and outstanding	78	77
Additional paid-in capital	863,547	837,586
Accumulated other comprehensive loss	(3,528)	(10,840)
Accumulated income	175,306	120,945
Total stockholders’ equity	1,035,403	947,768
Total liabilities and stockholders’ equity	$1,224,362	$1,146,215

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(In thousands, except per share data)
Revenues	$784,993	$763,599	$663,102
Cost of revenues	476,142	455,676	404,522
Gross profit	308,851	307,923	258,580
Operating expenses:
Research and development	115,682	121,938	115,765
Selling, general and administrative	133,074	141,786	133,012
Factory start-up costs	3,025	—	—
Total operating expenses	251,781	263,724	248,777
Gain on sale of business	—	20,581	72,953
Operating income	57,070	64,780	82,756
Interest income	10,640	14,111	7,217
Interest expense	(521)	(418)	(421)
Other income (expense), net	2,202	939	(285)
Income before income taxes and equity investment	69,391	79,412	89,267

Provision for income taxes	13,004	9,798	6,880
Loss from equity investment	2,026	—	—
Net income	$54,361	$69,614	$82,387
Net income per share:
Basic	$0.70	$0.90	$1.06
Diluted	$0.69	$0.89	$1.05
Weighted-average number of shares used in per share calculations:
Basic	77,348	77,340	77,370
Diluted	78,313	78,437	78,159

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(In thousands)
Net income	$54,361	$69,614	$82,387
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,369	(5,861)	107
Unrealized gains on available-for-sale marketable securities	405	432	2,022
Unrealized gains (losses) on derivative instruments	538	(1,359)	(603)
Other comprehensive income (loss), net of tax	7,312	(6,788)	1,526
Comprehensive income	$61,673	$62,826	$83,913

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income (Deficit)	Total

	Shares	Amount

	(In thousands, except shares)
Balances, December 31, 2022	76,914,590	$77	$844,842	$(5,578)	$(31,056)	$808,285
Issuance of common stock under the Employee Stock Purchase Plan	363,190	—	8,822	—	—	8,822
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	635,495	1	(10,688)	—	—	(10,687)
Purchase and retirement of common stock	(536,372)	(1)	(19,800)	—	—	(19,801)
Stock-based compensation	—	—	38,272	—	—	38,272
Other comprehensive income	—	—	—	1,526	—	1,526
Net income	—	—	—	—	82,387	82,387
Balances, December 30, 2023	77,376,903	77	861,448	(4,052)	51,331	908,804
Issuance of common stock under the Employee Stock Purchase Plan	340,989	—	9,748	—	—	9,748
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	706,376	—	(19,983)	—	—	(19,983)
Purchase and retirement of common stock	(1,309,635)	—	(53,379)	—	—	(53,379)
Stock-based compensation	—	—	39,752	—	—	39,752
Other comprehensive loss	—	—	—	(6,788)	—	(6,788)
Net income	—	—	—	—	69,614	69,614
Balances, December 28, 2024	77,114,633	77	837,586	(10,840)	120,945	947,768
Issuance of common stock under the Employee Stock Purchase Plan	385,189	—	11,119	—	—	11,119
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	613,142	1	(12,403)	—	—	(12,402)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock	(800,000)	—	(26,168)	—	—	(26,168)
Stock-based compensation	—	—	38,413	—	—	38,413
Other comprehensive income	—	—	—	7,312	—	7,312
Net income	—	—	—	—	54,361	54,361
Balances, December 25, 2025	77,647,935	$78	$863,547	$(3,528)	$175,306	$1,035,403

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(In thousands)
Cash flows from operating activities:
Net income	$54,361	$69,614	$82,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,589	32,903	37,453
Accretion of discount on investments	(1,975)	(3,240)	(2,828)
Reduction in the carrying amount of right-of-use assets	6,880	6,803	7,389
Stock-based compensation expense	38,576	39,763	38,616
Deferred income tax provision (benefit)	1,927	(13,355)	(12,100)
Gain on sale of business and assets	(103)	(20,581)	(72,953)
Provision for excess and obsolete inventories	14,853	12,342	15,003
Acquired inventory step-up amortization	—	—	501
Non-cash restructuring charges	2,119	428	—
Loss from equity investment	2,026	—	—
Foreign currency transaction losses	2,110	1,509	2,282
Other than temporary impairment on debt receivable	—	—	1,083
Changes in assets and liabilities:
Accounts receivable	(20,156)	(1,921)	(23,304)
Inventories	(20,663)	(8,259)	(9,488)
Prepaid expenses and other current assets	734	546	(3,057)
Other assets	(483)	285	(146)
Accounts payable	(5,682)	(8,235)	1,319
Accrued liabilities	4,601	3,675	(2,424)
Other liabilities	2,258	9,834	4,660
Deferred revenues	4,489	2,699	(10,176)
Deferred grant	—	—	18,000
Operating lease liabilities	(8,063)	(7,276)	(7,615)
Net cash provided by operating activities	115,398	117,534	64,602
Cash flows from investing activities:
Acquisition of property, plant and equipment	(103,658)	(38,436)	(56,027)
Acquisition of business, net of cash acquired	(20,580)	—	—
Proceeds from sale of business and assets	103	21,585	101,785
Purchase of equity investment	(67,156)	—	—
Purchase of promissory note receivable	—	(1,500)	—
Purchases of marketable securities	(126,307)	(139,091)	(135,462)
Proceeds from maturities and sales of marketable securities	126,130	123,962	118,753
Net cash provided by (used in) investing activities	(191,468)	(33,480)	29,049
Cash flows from financing activities:
Proceeds from issuances of common stock	26,119	9,748	8,822
Purchase of common stock through stock repurchase program, including excise tax paid	(26,244)	(53,302)	(19,801)
Tax withholdings related to net share settlements of equity awards	(12,402)	(19,983)	(10,687)
Payments on term loan	(1,106)	(1,075)	(1,045)
Net cash used in financing activities	(13,633)	(64,612)	(22,711)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(456)	(3,509)	(2,649)
Net increase (decrease) in cash, cash equivalents and restricted cash	(90,159)	15,933	68,291
Cash, cash equivalents and restricted cash, beginning of year	197,206	181,273	112,982
Cash, cash equivalents and restricted cash, end of year	$107,047	$197,206	$181,273

The accompanying notes are an integral part of these consolidated financial statements.

FORMFACTOR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023

	(In thousands)
Supplemental disclosure of non-cash investing and financing activities:
Operating lease, right-of-use assets obtained in exchange for lease obligations	$954	$61	$6,491
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	(11,447)	7,194	(5,961)

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$8,932	$15,584	$17,385
Cash paid for interest	362	391	422
Operating cash outflows from operating leases	9,753	9,308	9,135

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$103,330	$190,728	$177,812
Restricted cash, current	1,063	3,746	1,152
Restricted cash	2,654	2,732	2,309
Total cash, cash equivalents and restricted cash	$107,047	$197,206	$181,273

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

Design, development and manufacturing operations are located in Livermore, Carlsbad, and Baldwin Park, California; Beaverton, Oregon; and Boulder, Colorado, all in the United States; Munich, Thiendorf, and Karlsruhe, Germany, and sales, service and support operations are located in the United States, Germany, France, Italy, South Korea, Japan, Taiwan, and Singapore. We also have smaller manufacturing operations in Yokohama, Japan.

Fiscal Year
Our fiscal year ends on the last Saturday in December. The fiscal years ended on December 27, 2025, December 28, 2024 and December 30, 2023 each consisted of 52 weeks.

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

All of our available-for-sale investments are subject to a periodic impairment review. If an available-for-sale debt security’s fair value is less than its amortized cost basis, then we evaluate whether the decline is the result of a credit loss, in which case an impairment is recorded through an allowance for credit losses. Unrealized gains and losses not attributable to credit losses are included, net of tax, in Accumulated other comprehensive loss in our Consolidated Balance Sheets. We did not record an allowance for credit losses related to our available-for-sale investments during fiscal 2025.

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

Activity related to our allowance for credit losses was as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Balance at beginning of year	$4	$501	$168
Charges to costs and expenses	38	20	333
Write-offs	(13)	(517)	—
Balance at end of year	$29	$4	$501

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

Inventory write downs totaled $14.9 million, $12.3 million and $15.0 million for fiscal 2025, 2024 and 2023, respectively.

Restricted Cash
Restricted cash is comprised primarily of funds held by our foreign subsidiaries for employee obligations, office leases, environmental remediation, and temporary customs import permits.

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

Equity Investment
The Company accounts for an investment under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. The investment in the equity-method investee is included within Equity investment in our Consolidated Balance Sheets with our proportional share of the earnings or losses as reported by the equity-method investee within Loss from equity investment in our Consolidated Statements of Income. As results are not available in time to be recorded in the concurrent period, we report our share of the earnings or losses on a one quarter lag. The Company regularly evaluates the investment, which is not carried at fair value, for other-than-temporary impairment and records any impairment charge in earnings when the decline in value below the carrying amount of its equity method investment is determined to be other-than-temporary.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On February 21, 2025, Frontier Investments Co., Ltd (“HoldCo”), a joint holding company in which we hold a 20% share of the equity and an affiliate of MBK Partners holds an 80% share of the equity, through HoldCo’s wholly-owned subsidiary, FM Holdings Co., Ltd., acquired 100% of the shares of FICT Limited (“FICT”) from Advantage Partners Inc. Our initial $67.2 million equity investment comprised of the funding of our share of the purchase price of $59.6 million, subject to changes in foreign currency fluctuations, and acquisition costs of $7.5 million.

During the year ended December 27, 2025, we recorded a loss of $2.0 million, from our equity share of the HoldCo using lag reporting. As of December 27, 2025, the carrying value of our investment was $64.1 million, and we had a $7.5 million basis difference between the carrying value of our investment and our proportionate share of the underlying net assets of the HoldCo. The basis difference is accounted for as equity method goodwill that is not amortized.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business and at arm's length. Total related party purchases of inventory from FICT for the year ended December 27, 2025 was $10.3 million.

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

We perform our annual goodwill impairment test in the fourth quarter of each year by assessing qualitative factors, including, but not limited to, an assessment of our market capitalization, which was significantly higher than our book value. Based on these tests, we determined that the quantitative impairment test was not required and no impairment charges were recorded in fiscal 2025, 2024 or 2023.

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

The following customers represented 10% or more of our revenues:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
SK hynix Inc.	22.9%	18.9%	*
Intel Corporation	*	14.6%	17.1%
* Less than 10% of revenues.

At December 27, 2025, two customers accounted for 15.8% and 10.8% of gross accounts receivable. At December 28, 2024, one customer accounted for 22.0% of gross accounts receivable. No other customers accounted for 10% or more of gross accounts receivable for these fiscal period ends.

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

The Grant is included in our Consolidated Balance Sheets within Deferred grant and we will recognize the Grant over time when earned as an offset to Cost of revenues and Operating expenses within our Consolidated Statements of Income. We have presented the proceeds from the Grant as cash provided by operating activities within our Consolidated Statements of Cash Flows as the Grant is to offset operations. No amounts were recognized as an offset to expenses in fiscal 2025, 2024 or 2023, and the full grant remains deferred.

Advanced Manufacturing Investment Credit: The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other changes, the OBBBA increased the AMIC rate from 25% to 35% for for qualified investments placed in service after December 31, 2025.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company expects to receive refundable federal investment tax credits through the CHIPS Act in connection with ongoing expansion projects. At least a portion of our capital expenditures qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted as a reduction to the depreciable basis of the assets used in operations. The Company has offset the cost of property, plant, and equipment by the amount of the estimated credit of $8.7 million and $7.3 million for fiscal December 27, 2025 and December 28, 2024, respectively. The receivable recorded is an estimate based on the Company's interpretation of the Section 48D Advanced Manufacturing Investment Credit under the CHIPS Act, which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.

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

Transaction price allocated to the remaining performance obligations: On December 27, 2025, we had $30.3 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with over time revenue recognition that are not yet delivered. We expect to recognize approximately 63.7% of our remaining performance obligations as revenue in fiscal 2026, approximately 33.6% in fiscal 2027, and approximately 2.7% in fiscal 2028 and thereafter. The foregoing excludes the value of remaining performance obligations that have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of December 27, 2025 and December 28, 2024 were $2.3 million and $6.9 million, respectively, and are reported on the Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities totaled $21.4 million and $16.9 million at December 27, 2025 and December 28, 2024, respectively. During fiscal 2025, we recognized $14.6 million of revenue that was included in contract liabilities as of December 28, 2024.

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

A reconciliation of the changes in our warranty liability is as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Balance at beginning of year	$3,558	$3,177	$4,199
Accruals	5,149	8,580	7,771
Settlements	(6,204)	(8,199)	(8,687)
Reduction - FRT divestiture	—	—	(106)
Balance at end of year	$2,503	$3,558	$3,177

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

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Weighted-average shares used in computing basic net income per share	77,348	77,340	77,370
Add potentially dilutive securities	965	1,097	789
Weighted-average shares used in computing basic and diluted net income per share	78,313	78,437	78,159

Accumulated other comprehensive loss
Accumulated other comprehensive loss (“AOCL”) includes the following items, the impact of which has been excluded from earnings and reflected as components of stockholders' equity as shown below (in thousands):

	December 27, 2025	December 28, 2024
Unrealized gains (losses) on available-for-sale marketable securities and other investments	$110	$(295)
Translation adjustments	(5,060)	(11,429)
Unrealized gains on derivative instruments	1,422	884
Accumulated other comprehensive loss	$(3,528)	$(10,840)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3—Balance Sheet Components

Marketable Securities
Marketable securities consisted of the following (in thousands):

December 27, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$76,397	$229	$—	$76,626
Commercial paper	7,414	1	(1)	7,414
Corporate bonds	74,612	296	(11)	74,897
U.S. agency securities	12,887	24	(6)	12,905
	$171,310	$550	$(18)	$171,842

December 28, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasuries	$71,188	$139	$(75)	$71,252
Commercial paper	998	—	—	998
Corporate bonds	83,091	211	(126)	83,176
U.S. agency securities	13,881	15	(27)	13,869
	$169,158	$365	$(228)	$169,295

We typically invest in highly-rated securities with low probabilities of default. Our investment policy requires investments to be rated single A or better, limits the types of acceptable investments, concentration as to security holder and duration of the investment. The gross unrealized gains and losses in fiscal 2025 and 2024 were caused primarily by changes in interest rates.

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

The contractual maturities of marketable securities were as follows (in thousands):

	December 27, 2025		December 28, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$105,351	$105,654	$82,492	$82,587
Due after one year to five years	65,959	66,188	86,666	86,708
	$171,310	$171,842	$169,158	$169,295

See also Note 10, Fair Value.

Inventories, net
Inventories consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Raw materials	$47,969	$45,547
Work-in-progress	42,812	38,366
Finished goods	20,103	17,763
	$110,884	$101,676

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment, net
Property, plant and equipment, net consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Land	$35,274	$17,124
Building and building improvements	46,502	46,578
Machinery and equipment	317,024	307,201
Computer equipment and software	45,135	47,344
Furniture and fixtures	7,043	7,430
Leasehold improvements	104,262	101,374
Sub-total	555,240	527,051
Less: Accumulated depreciation and amortization	(390,323)	(379,968)
Net property, plant and equipment	164,917	147,083
Construction-in-progress	94,151	63,147
Total	$259,068	$210,230

Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Accrued compensation and benefits	$31,495	$26,077
Accrued income and other taxes	3,098	2,969
Accrued employee stock purchase plan contributions withheld	5,190	6,034
Accrued warranty	2,503	3,558
Other accrued expenses	5,249	5,104
	$47,535	$43,742

Note 4—Acquisition

On December 15, 2025, we acquired 100% of the shares of Keystone Photonics for total consideration of $20.6 million, net of cash acquired of $1.7 million. Keystone Photonics provides optical probing technology used in the testing of silicon photonics (“SiPh”) and co‑packaged optics devices. The acquisition expands the Company’s testing capabilities in these areas and supports customers as SiPh and co‑packaged optics technologies transition from development into high‑volume manufacturing, including applications related to artificial intelligence infrastructure.

The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The fair values assigned to assets acquired and liabilities assumed are still preliminary as we continue to gather the necessary information to perform our fair value estimates and provisional amounts. Provisional amounts include items related to intangibles. Goodwill represents the excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed and is allocated to the systems reporting unit within the Systems reportable segment. The identified intangible asset, developed technology, has a preliminary useful life of ten years.

Our Consolidated Statements of Income include the financial results of Keystone Photonics subsequent to the acquisition date of December 15, 2025. Revenue in fiscal 2025 related to Keystone Photonics subsequent to the acquisition date that was included in our Consolidated Statements of Income was not material. We have not presented unaudited combined pro forma financial information as the Keystone Photonics acquisition was not significant to our consolidated results of operations and financial position.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the preliminary purchase price allocation, which may be adjusted as we finalize our fair value estimates and provisional amounts (in thousands):

Amount
Cash and cash equivalents	$1,674
Other current assets	728
Property, plant and equipment	518
Operating lease, right-of-use-assets	888
Other non-current assets	19
Tangible assets acquired	3,827

Accounts payable and accrued liabilities	(1,650)
Operating lease liabilities	(888)
Deferred tax liabilities	(2,471)
Total net tangible assets acquired and liabilities assumed	(1,182)

Intangible assets	8,385
Goodwill	15,050
Net assets acquired	$22,253

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

Note 6—Debt

Our debt consisted of the following (in thousands):

	December 27, 2025	December 28, 2024
Term loan	$12,258	$13,368
Less unamortized issuance costs	(50)	(54)
Term loan less issuance costs	$12,208	$13,314

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Revolver”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility matures on July 29, 2030 and may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Revolver. No amounts were outstanding under the Facility as of December 27, 2025.

Borrowings under the Facility will bear interest at a fluctuating rate per annum equal to, at our option, (i) the forward-looking secured overnight financing rate (“term SOFR”), (ii) a base rate set forth in the Revolver, or (iii) a combination thereof, plus, in each case, an applicable margin calculated based on our leverage ratio. Voluntary prepayments may be made without penalty, subject to certain notice requirements and minimum prepayment and reduction thresholds.

The Facility is also subject to a quarterly commitment fee ranging from 0.15% to 0.25% per annum, applied to the daily amount by which the committed amount exceed the borrowings outstanding. The commitment fee as of December 27, 2025 was 0.15%.

The Revolver contains customary representations and warranties, and affirmative and negative covenants, and events of default, including limitations on subsidiary indebtedness and liens, we well as requirements to maintain specified financial ratios. These financial covenants include a requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter, which may increase to 4.00 to 1.00 for four fiscal quarters following a permitted acquisition.

Building Term Loan and Interest Rate Swap
On June 22, 2020, we entered into an $18.0 million 15-year credit facility loan agreement (the “Building Term Loan”). Proceeds from the Building Term Loan were used to acquire a building adjacent to our leased facilities in Livermore,

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
California. On May 19, 2023, we amended the Building Term Loan, to replace the benchmark reference rate London Interbank Offered Rate (“LIBOR”) with term SOFR, with no change to the contractual amount or timing of cash flows.

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate, plus 1.86% per annum, with interest payable in monthly installments over the fifteen-year term. The interest rate as of December 27, 2025 prior to the effect of the related interest rate swap was 5.74%. As of December 27, 2025, the outstanding principal balance under the Building Term Loan was $12.3 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the variable interest payments on the Building Term Loan. The swap was originally executed for a notional amount of $18.0 million, with an amortization period that matches the underlying debt. The interest rate swap was intended to mitigate our exposure to variability in interest rates associated with movements in LIBOR. On May 19, 2023, we amended the interest rate swap to replace LIBOR with SOFR, consistent with the amendment to the Building Term Loan. Following this amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of December 27, 2025, the notional amount of the loan that is subject to this interest rate swap is $12.3 million. See Note 10, Fair Value, for additional information.

Future principal and interest payments on our term loan and Revolver as of December 27, 2025, based on the interest rate in effect at that date were as follows (in thousands):

	Payments Due In Fiscal Year
	2026	2027	2028	2029	2030	2031 and thereafter	Total
Term loan - principal payments	$1,142	$1,175	$1,208	$1,242	$1,278	$6,213	$12,258
Term loans - interest payments(1)	683	615	548	477	400	845	3,568
Revolver - commitment fee(2)	228	228	232	228	131	—	1,047
	$2,053	$2,018	$1,988	$1,947	$1,809	$7,058	$16,873
(1) Represents our minimum interest payment commitment at 5.74% per annum, excluding the interest rate swap described above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

Note 7—Restructuring Charges

During fiscal 2025, the Company executed on multiple restructuring initiatives intended to improve operational efficiency and streamline operations. These actions included the consolidation of certain sites within our Systems and Probe Cards segments. As a result of these initiatives, the Company incurred personnel‑related costs primarily associated with the severance of employees and recognized non‑cash charges related to the impairment of certain property and equipment no longer in use.

We recognized restructuring plan charges of approximately $5.7 million for the year ended December 27, 2025, with $2.8 million within the Probe Cards Segment, $1.8 million within the Systems segment, and $1.1 million within Corporate. The Company recognized total 2025 restructuring charges of $3.0 million for severance and employee-related costs and $2.7 million for property and equipment impairments and other asset related costs.

Total restructuring charges included in our Consolidated Statements of Income were as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cost of revenues	$1,768	$639	$357
Research and development	277	137	291
Selling, general and administrative	3,624	147	1,187
	$5,669	$923	$1,835

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8—Leases

Our operating lease, right-of-use assets relate to real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine, and some leases include options to extend up to twenty years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was three years at December 27, 2025 and the weighted-average discount rate was 4.99%.

The components of lease expense were as follows (in thousands):

	Lease Expense
	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease expense	$8,577	$8,457	$8,453
Short-term lease expense	531	341	524
Variable lease expense	3,310	4,194	2,389
	$12,418	$12,992	$11,366

Future minimum payments under our non-cancelable operating leases were as follows as of December 27, 2025 (in thousands):

Fiscal Year	Amount
2026	$8,926
2027	8,421
2028	4,736
2029	510
2030	461
Thereafter	993
Total minimum lease payments	24,047
Less: interest	(3,897)
Present value of net minimum lease payments	20,150
Less: current portion	(7,662)
Total long-term operating lease liabilities	$12,488

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

We do not use derivative financial instruments for speculative or trading purposes. For accounting purposes, certain of our foreign currency forward contracts are not designated as hedging instruments and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded within Other income (expense), net in our Consolidated Statements of Income for both realized and unrealized gains and losses. Certain of our foreign currency forward contracts have been designated as cash flow hedges, and, accordingly, we record the fair value of these contracts as of the end of our reporting period in our Consolidated Balance Sheets with changes in fair value recorded as a component of Accumulated other comprehensive loss and reclassified into earnings in the same period in which the hedged transaction affects earnings, and in the same line item on the Consolidated Statements of Income as the impact of the hedge transaction. At December 27, 2025, we have no foreign currency forward contracts that are designated as hedging instruments outstanding.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at December 27, 2025 will mature by the first quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of December 27, 2025 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Sell	8,288	9,764
Japanese Yen	Sell	4,074,044	26,077
Korean Won	Buy	4,648,606	3,228
Taiwan Dollar	Sell	153,567	4,872

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

The location and amount of gains related to non-designated derivative instruments in the Consolidated Statements of Income were as follows (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized	Fiscal Year Ended
		December 27, 2025	December 28, 2024	December 30, 2023
Foreign exchange forward contracts	Other income (expense), net	$1,603	$2,225	$2,504

The location and amount of gains (losses) related to foreign currency derivative instruments designated as cash flow hedges on our Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain or (Loss) Recognized in AOCL on Derivative	Location of Gain or (Loss) Reclassified from AOCL into Income	Amount of Gain or (Loss) Reclassified from AOCL into Income
Fiscal 2025	$2,716	Cost of revenues	$1,016
		Research and development	235
		Selling, general and administrative	324
			$1,575

Fiscal 2024	$(2,023)	Cost of revenues	$(389)
		Research and development	(141)
		Selling, general and administrative	(98)
			$(628)

Fiscal 2023	$160	Cost of revenues	$222
		Research and development	75
		Selling, general and administrative	80
			$377

Interest Rate Swaps
During fiscal 2020, we entered into an interest rate swap agreement with Union Bank, succeeded by U.S. Bank National Association to hedge the interest payments on the Building Term Loan for the notional amount of $18.0 million. As future levels of LIBOR over the life of the loan are uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. By entering into the agreement, we convert a floating rate interest at one-month LIBOR plus 1.75% into a fixed rate interest at 2.75%. This agreement was amended in fiscal 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of December 27, 2025, the notional amount of the loan that is subject to this interest rate swap was $12.3 million. See Note 6, Debt, for additional information.

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

The impact of the interest rate swaps on the Consolidated Statements of Income was as follows (in thousands):

	Amount of Gain (Loss) Recognized in AOCL on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain Reclassified from AOCL into Income (Effective Portion)
Fiscal 2025	$(169)	Other income (expense), net	$435
Fiscal 2024	638	Other income (expense), net	602
Fiscal 2023	230	Other income (expense), net	615

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during fiscal 2025, 2024 or 2023.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities.

No changes were made to our valuation techniques during fiscal 2025.

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

December 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,017	$—	$—	$62,017
Commercial paper	—	500	—	500
	62,017	500	—	62,517
Marketable securities:
U.S. treasuries	76,626	—	—	76,626
U.S. agency securities	—	12,905	—	12,905
Corporate bonds	—	74,897	—	74,897
Commercial paper	—	7,414	—	7,414
	76,626	95,216	—	171,842
Promissory note receivable	—	—	1,522	1,522
Interest rate swap derivative contracts	—	1,422	—	1,422
Total assets	$138,643	$97,138	$1,522	$237,303

December 28, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$131,519	$—	$—	$131,519
Marketable securities:
U.S. treasuries	71,252	—	—	71,252
U.S. agency securities	—	13,869	—	13,869
Corporate bonds	—	83,176	—	83,176
Commercial paper	—	998	—	998
	71,252	98,043	—	169,295
Promissory note receivable	—	—	1,512	1,512
Interest rate swap derivative contracts	—	2,025	—	2,025
Total assets	$202,771	$100,068	$1,512	$304,351
Liabilities:
Foreign exchange derivative contracts	$—	$(1,141)	$—	$(1,141)
Total liabilities	$—	$(1,141)	$—	$(1,141)

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition or investment. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a non-recurring basis during fiscal 2025, 2024 or 2023.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11—Goodwill and Intangible Assets

Goodwill
Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 30, 2023	$178,424	$22,666	$201,090
Reduction - China divestiture	(1,055)	(62)	(1,117)
Foreign currency translation	—	(802)	(802)
Goodwill, as of December 28, 2024	177,369	21,802	199,171
Acquisition - Keystone	—	15,050	15,050
Foreign currency translation	—	1,808	1,808
Goodwill, as of December 27, 2025	$177,369	$38,660	$216,029

Intangible Assets
Intangible assets were as follows (in thousands):

	December 27, 2025			December 28, 2024
Other Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$169,165	$152,863	$16,302	$159,360	$149,631	$9,729
Trade name	7,894	7,894	—	7,736	7,700	36
Customer relationships	48,249	48,249	—	47,831	47,241	590
	$225,308	$209,006	$16,302	$214,927	$204,572	$10,355

Amortization expense was included in our Consolidated Statements of Income as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Cost of revenues	$1,838	$1,818	$3,081
Selling, general and administrative	625	764	3,769
	$2,463	$2,582	$6,850

The estimated future amortization of definite-lived intangible assets, is as follows (in thousands):

Fiscal Year	Amount
2026	$2,604
2027	2,582
2028	2,471
2029	2,471
2030	1,899
Thereafter	4,275
Total	$16,302

We did not record any impairment of intangible assets in fiscal 2025, 2024 and 2023.

Note 12—Commitments and Contingencies

Leases
See Note 8, Leases.

Government Assistance
In January 2023, we received a $18.0 million Grant from the California Governor’s Office of Business and Economic Development. The Grant requires us to create and maintain full-time jobs and make significant infrastructure investments

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
within California over a 5-year term. If we do not meet the requirements of the Grant, we will be required to repay all or a portion of the Grant. See Note 2, Summary of Significant Accounting Policies under the caption “Government Assistance,” for additional information.

Environmental Matters
We are subject to U.S. federal, state, local, and foreign governmental laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites and the maintenance of a safe workplace. We believe that we comply in all material respects with the environmental laws and regulations that apply to us as of December 27, 2025. There are no matters pending that we currently believe are reasonably possible of having a material impact to our business, consolidated financial condition, results of operations or cash flows. In the future, we may receive notices of violations of environmental regulations, or otherwise learn of such violations. Environmental contamination or violations may negatively impact our business.

Indemnification Arrangements
We have entered, and may from time to time in the ordinary course of our business enter, into contractual arrangements with third parties that include indemnification obligations. Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities. These arrangements include indemnities in favor of customers in the event that our products or services infringe a third party's intellectual property, or cause property damage or other indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause. In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents. These indemnity arrangements may limit the type of the claim, the total amount that we can be required to pay in connection with the indemnification obligation and the time within which an indemnification claim can be made. The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite. We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both. However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable. We have not had any material requests for indemnification under these arrangements. We have not recorded any liabilities for these indemnification arrangements on our Consolidated Balance Sheets as of December 27, 2025 or December 28, 2024.

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

Common Stock
Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders, if any, of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared or paid as of December 27, 2025.

Common Stock Repurchase Programs
On May 20, 2022, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2022 and 2023, we repurchased and retired 1,700,893 shares of common stock for $56.4 million and 504,352 shares of common stock for $18.6 million, respectively, utilizing all of the shares available for repurchase under the program.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 30, 2023, our Board of Directors authorized a two-year program to repurchase up to $75 million of outstanding common stock, with the primary purpose of offsetting potential dilution from issuance of common stock under our stock-based compensation programs. During fiscal 2023 and 2024, we purchased and retired 32,020 shares of common stock for $1.2 million and 1,309,635 shares of common stock for $53.3 million, respectively. On March 29, 2025, our Board of Directors approved an increase to the repurchase program, authorizing the repurchase of an additional $1.6 million in shares of common stock. During fiscal 2025, we repurchased and retired 665,000 shares of common stock for $22.1 million, utilizing the remaining shares available for repurchase under the program.

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million, and as of December 27, 2025, $70.9 million remained available for future repurchases.

Private Placement
On January 10, 2025, Advantest America, Inc., a Delaware corporation, acquired 334,971 shares of our common stock in a private placement for $44.78 per share, representing the 5-day trailing volume-weighted average price prior to signing the related private placement agreement.

Equity Incentive Plan
We currently grant equity-based awards under our Equity Incentive Plan, as amended (the “2012 Plan”) which was approved by our stockholders. As amended, the 2012 Plan has authorized for issuance a total of 29.6 million shares, 4.1 million of which were available for grant as of December 27, 2025.

Restricted stock units (“RSUs”) granted under the 2012 Plan generally vest over three years. RSUs, including Performance Restricted Stock Units (“PRSUs”) are converted into shares of our common stock upon vesting on a one-for-one basis. The vesting of RSUs is subject to the employee's continuing service.

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units at December 28, 2024	1,776,743	$39.07
Awards granted	1,209,768	30.35
Awards vested	(963,422)	36.45
Awards forfeited	(148,770)	37.24
Restricted stock units at December 27, 2025	1,874,319	35.10

The PRSUs granted in fiscal 2025, 2024 and 2023 listed below vest based on us achieving certain market performance criteria. The performance criteria are based on a metric called Total Shareholder Return (“TSR”) for the performance period of three years, relative to the TSR of the companies identified as being part of the S&P Semiconductor Select Industry Index (FormFactor peer companies) as of a specific date.

Of the 204,903 PRSUs granted in fiscal 2022, 73,035 shares were forfeited during the requisite service period, resulting in 131,868 shares that were subject to the achievement of certain TSR performance criteria. We achieved 77% TSR performance, which resulted in a total of 101,433 shares vested and issued in fiscal 2025 related to the fiscal 2022 PRSU grants.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PRSU grant activity was as follows:

Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Grant Dates	August 6 and November 6, 2025	August 5, 2024	August 7, 2023
Performance period	July 1, 2025 - June 30, 2028	July 1, 2024 - June 30, 2027	July 1, 2023 - June 30, 2026
Number of shares	177,168	125,496	172,680
TSR as-of date	August 6 and November 6, 2025	August 5, 2024	August 7, 2023
Stock-based compensation	$6.6 million	$6.2 million	$8.6 million

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

During fiscal 2025, employees purchased 385,189 shares under this program at a weighted average exercise price of $28.87 per share, which represented a weighted average discount of $5.50 per share from the fair value of the stock purchased. As of December 27, 2025, 2,886,843 shares remained available for issuance.

Note 14—Stock-Based Compensation

Stock-Based Compensation Expense
Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Weighted average grant date per share fair value of RSUs granted	$30.35	$44.13	$33.85
Fair value of RSUs vested	34,362	53,990	32,820

Pre-tax stock-based compensation expense by financial statement line and related tax benefit in the Consolidated Statements of Income are as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Stock-based compensation expense included in:
Cost of revenues	$7,391	$7,738	$6,854
Research and development	10,293	10,721	10,652
Selling, general and administrative	20,892	21,304	21,110
Total stock-based compensation	$38,576	$39,763	$38,616
Stock-based compensation tax benefit (expense)	$(850)	$2,833	$(1,424)

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Unrecognized Stock-Based Compensation Expense
Unrecognized stock-based compensation expense at December 27, 2025 consisted of the following (in thousands):

	Unrecognized Expense	Weighted Average Recognition Period (Years)
Restricted stock units	$41,880	2.1
Performance restricted stock units	9,935	2.0
Employee stock purchase plan	463	0.1
Total unrecognized stock-based compensation expense	$52,278	2.0

Valuation Assumptions
The following assumptions were used in estimating the fair value of PRSUs:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
PRSUs:
Dividend yield	—%	—%	—%
Expected volatility	54.0% - 55.2%	50.8%	50.7%
Risk-free interest rate	3.5% - 3.6%	3.7%	4.4%
Expected life (in years)	2.7 - 2.9	2.9	2.9

The following assumptions were used in estimating the fair value of shares under the Employee Stock Purchase Plan:

Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Employee Stock Purchase Plan:
Dividend yield	—%	—%	—%
Expected volatility	40.5% - 67.7%	40.4% - 58.7%	40.6% - 60.2%
Risk-free interest rate	4.2% - 5.1%	4.7% - 5.5%	0.8% - 5.5%
Expected life (in years)	0.5 - 1.0	0.5 - 1.0	0.5 - 1.0

Note 15—Income Taxes

Components of Income Before Income Taxes
The components of income before income taxes were as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
United States	$48,817	$66,953	$(10,681)
Foreign	20,574	12,459	99,948
	$69,391	$79,412	$89,267

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Provision for Income Taxes
The components of the provision for income taxes are as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Current provision:
Federal	$4,585	$15,688	$8,970
State	647	1,703	835
Foreign	5,845	5,762	9,175
	11,077	23,153	18,980
Deferred provision (benefit):
Federal	2,699	(11,446)	(10,810)
State	(657)	(1,806)	(330)
Foreign	(115)	(103)	(960)
	1,927	(13,355)	(12,100)
Total provision for income taxes:
Federal	7,284	4,242	(1,840)
State	(10)	(103)	505
Foreign	5,730	5,659	8,215
	$13,004	$9,798	$6,880

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tax Rate Reconciliation
The following is a reconciliation of the difference between income taxes computed by applying the federal statutory rate of 21% and the provision from income taxes for fiscal 2025, 2024, and 2023 (dollars in thousands):

	Fiscal Year Ended
	December 27, 2025		December 28, 2024		December 30, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. statutory federal tax	$14,572	21.0%	$16,676	21.0%	$18,746	21.0%
State taxes and credits, net of federal benefit (1)	(1,457)	(2.1)	(1,309)	(1.6)	(891)	(1.0)
Foreign tax effects:
Germany:
Foreign taxes at rates different than the U.S.	1,657	2.4	1,099	1.4	8,615	9.7
Foreign gain exclusion	—	—	—	—	(21,568)	(24.2)
Other	(274)	(0.4)	800	1.0	24	—
China:
Reversal of book gain/loss on China Sale	—	—	1,072	1.4	—	—
Foreign Tax on China Sale	—	—	2,395	3.0	—	—
Other	—	—	(129)	(0.2)	21	—
Other foreign jurisdictions	405	0.6	281	0.4	657	0.8
Effects of cross-border tax laws:
Global intangible low-taxed income	—	—	660	0.8	4,783	5.4
Foreign-derived intangible income	(1,515)	(2.2)	(3,774)	(4.8)	(2,986)	(3.3)
Other	(18)	—	(26)	—	(19)	—
Tax credits:
Research tax credits	(5,858)	(8.3)	(4,857)	(6.1)	(7,406)	(8.3)
Other credits	(240)	(0.3)	(241)	(0.3)	(306)	(0.3)
Changes in valuation allowance	(160)	(0.2)	(196)	(0.2)	181	0.2
Nontaxable or nondeductible items:
Equity compensation	850	1.2	(2,833)	(3.6)	1,424	1.6
Officer's compensation	964	1.4	2,258	2.8	296	0.3
Reversal of book gain/loss on China sale	—	—	(4,790)	(6.0)	—	—
Other	421	0.6	212	0.3	432	0.5
Changes in unrecognized tax benefits	3,745	5.4	2,669	3.4	5,107	5.7
Other adjustments	(88)	(0.4)	(169)	(0.4)	(230)	(0.4)
Total	$13,004	18.7%	$9,798	12.3%	$6,880	7.7%
(1) State taxes in Oregon made up the majority (greater than 50%) of the tax effect in this category for 2023-2025.

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are recognized for the future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant deferred tax assets and liabilities consisted of the following (in thousands):

	As of
	December 27, 2025	December 28, 2024
Tax credits	$33,886	$31,196
Inventory reserve	12,126	12,818
Other reserves and accruals	11,168	10,600
Non-statutory stock options	1,905	2,213
Lease liability	3,481	4,857
Research and development expenditures capitalization	63,372	65,520
Net operating loss carryforwards	17,125	17,295
Gross deferred tax assets	143,063	144,499
Valuation allowance	(50,418)	(47,938)
Total deferred tax assets	92,645	96,561
Right-of-use assets	(2,803)	(4,104)
Acquired intangibles and fixed assets	(1,918)	(445)
Total deferred tax liabilities	(4,721)	(4,549)
Net deferred tax assets	$87,924	$92,012

We are required to evaluate the realizability of our deferred tax assets in both our U.S. and non-U.S. jurisdictions on an ongoing basis to determine whether there is a need for a valuation allowance with respect to such deferred tax assets. As of December 27, 2025, we maintained a valuation allowance of $50.4 million, primarily related to California deferred tax assets and foreign tax credit carryovers, due to uncertainty about the future realization of these assets. We believe that future reversals of taxable temporary differences, and our forecast of continued earnings in both our U.S. and non-U.S. jurisdictions, support our decision to not record a valuation allowance on other deferred tax assets.

Tax Credits and Carryforwards
Tax credits and carryforwards available to us at December 27, 2025 consisted of the following (in thousands):

	Amount	Expiration Date(s)
Federal research and development tax credit	$12,042	2043-2045
Foreign tax credit carryforwards	592	2026-2027
California research credits	66,627	Indefinite
State net operating loss carryforwards	239,068	2026-Indefinite
Singapore net operating loss carryforwards	2,900	Indefinite

Undistributed Earnings
As of December 27, 2025, unremitted earnings of foreign subsidiaries was estimated at $37.7 million. We intend to permanently invest $15.0 million of undistributed earnings indefinitely outside of the U.S. To the extent we repatriate the remaining $22.7 million of undistributed foreign earnings to the U.S., we have not established a deferred tax liability for foreign withholding taxes. Foreign earnings that can be remitted back to the U.S. are from jurisdictions with current tax treaties, which exempt us from withholding taxes. Our estimates are provisional and subject to further analysis.

Unrecognized Tax Benefits
We recognize the benefits of tax return positions if we determine that the positions are “more-likely-than-not” to be sustained by the taxing authority. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense in the period incurred.

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table reflects changes in the unrecognized tax benefits (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Unrecognized tax benefit, beginning balance	$48,364	$45,574	$40,098
Additions based on tax positions related to the current year	3,504	3,813	4,726
Additions based on tax positions from prior years	163	—	858
Reductions for tax positions of prior years	(7)	(990)	—
Reductions due to lapse of the applicable statute of limitations	(36)	(33)	(108)
Unrecognized tax benefit, ending balance	$51,988	$48,364	$45,574

Interest and penalties recognized as a component of provision (benefit) for income taxes	$728	$205	$34
Interest and penalties accrued at period end	997	269	63

Of the unrecognized tax benefits at December 27, 2025, $27.2 million would impact the effective tax rate if recognized.

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

At December 27, 2025, our tax years 2022 through 2025, 2021 through 2025 and 2020 through 2025, remain open for examination in the federal, state and foreign jurisdictions, respectively. However, to the extent allowed by law, the taxing authorities may have the right to examine prior periods where net operating losses and credits were generated and carried forward, and make adjustments up to the net operating loss and credit carryforward amounts.

Cash Taxes Paid
Income taxes paid, net of refunds received, by jurisdiction are as follows (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
US federal	$1,859	$2,246	$4,184
Domestic state and local
Oregon	*	1,229	*
Other	605	339	304
Foreign
Germany - Federal	3,093	4,332	7,152
Germany - Thiendorf	2,149	3,911	3,087
Germany - Bergisch Gladbach	*	*	1,765
China	*	2,120	*
Other	1,226	1,407	893
Total	$8,932	$15,584	$17,385
* The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.

Note 16—Employee Benefit Plans

We have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The plan is designed to provide employees with an accumulation of funds for retirement on a tax-deferred basis and

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
provide for annual discretionary employer contributions. The total charge to net income under the 401(k) plan for fiscal 2025, 2024 and 2023 aggregated to $2.7 million, $2.6 million and $2.3 million, respectively.

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

The following table provides net contribution by reportable segment and includes a reconciliation to income before income taxes (dollars in thousands):

	Fiscal 2025
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$637,898	$147,095	$—	$784,993
Cost of revenues	379,398	85,542	11,202	476,142
Gross profit	258,500	61,553	(11,202)	308,851
Gross margin	40.5%	41.8%		39.3%
Research and development	86,295	18,816	10,571	115,682
Selling	29,085	14,938	7,276	51,299
Marketing	6,494	7,472	4,943	18,909
Net contribution	$136,626	$20,327	$(33,992)	122,961
General and administrative				62,866
Factory start-up costs				3,025
Operating income				57,070
Interest income				10,640
Interest expense				(521)
Other income (expense), net				2,202
Income before income taxes and equity investment				$69,391

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fiscal 2024
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$625,960	$137,639	$—	$763,599
Cost of revenues	366,953	78,128	10,595	455,676
Gross profit	259,007	59,511	(10,595)	307,923
Gross margin	41.4%	43.2%		40.3%
Research and development	90,463	20,617	10,858	121,938
Selling	31,462	16,082	5,994	53,538
Marketing	8,775	7,184	5,120	21,079
Net contribution	$128,307	$15,628	$(32,567)	111,368
General and administrative				67,169
Gain on sale of business				20,581
Operating income				64,780
Interest income				14,111
Interest expense				(418)
Other income (expense), net				939
Income before income taxes and equity investment				$79,412

	Fiscal 2023
	Probe Cards	Systems	Corporate and Other	Total
Revenues	$497,903	$165,199	$—	$663,102
Cost of revenues	312,511	80,464	11,547	404,522
Gross profit	185,392	84,735	(11,547)	258,580
Gross margin	37.2%	51.3%		39.0%
Research and development	83,104	21,487	11,174	115,765
Selling	26,912	17,026	8,581	52,519
Marketing	5,983	9,367	7,273	22,623
Net Contribution	$69,393	$36,855	$(38,575)	67,673
General and administrative				57,870
Gain on sale of business				72,953
Operating income				82,756
Interest income				7,217
Interest expense				(421)
Other income (expense), net				(285)
Income before income taxes and equity investment				$89,267

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

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes revenue, by geographic region, as a percentage of total revenues based upon ship-to location:

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
South Korea	30.3%	24.2%	17.8%
Taiwan	25.8	22.7	22.3
United States	19.4	24.1	25.9
China	7.4	13.5	13.8
Japan	5.5	4.4	5.5
Singapore	4.2	2.6	2.8
Europe	3.7	4.6	5.9
Malaysia	2.4	2.4	4.0
Rest of World	1.3	1.5	2.0
Total revenues	100.0%	100.0%	100.0%

The following table summarizes revenue by market (in thousands):

	Fiscal Year Ended
	December 27, 2025	December 28, 2024	December 30, 2023
Foundry & Logic	$369,897	$381,182	$363,539
DRAM	247,397	227,422	113,779
Flash	20,604	17,356	20,585
Systems	147,095	137,639	165,199
Total revenues	$784,993	$763,599	$663,102

The following table summarizes revenue by timing of revenue recognition (in thousands):

	Fiscal Year Ended
	December 27, 2025			December 28, 2024			December 30, 2023
	Probe Cards	Systems	Total	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Products transferred at a point in time	$630,955	$131,859	$762,814	$620,597	$122,181	$742,778	$494,624	$155,145	$649,769
Services transferred over time	6,943	15,236	22,179	5,363	15,458	20,821	3,279	10,054	13,333
Total	$637,898	$147,095	$784,993	$625,960	$137,639	$763,599	$497,903	$165,199	$663,102

Long-lived assets, comprised of Operating lease, Right-of-use assets, Property, plant and equipment, net, Goodwill and Intangibles, net, reported based on the location of the asset was as follows (in thousands):

	December 27, 2025	December 28, 2024	December 30, 2023
United States	$449,966	$411,646	$414,607
Europe	48,733	21,323	23,204
Asia-Pacific	9,902	9,366	11,135
Total	$508,601	$442,335	$448,946

Note 18—Recent Accounting Pronouncements

Adopted
ASU 2023-09
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes requirements that an entity disclose specific categories in the rate reconciliation and provide additional information for reconciling items that are greater than five percent of the amount computed by multiplying pretax income by the applicable statutory income tax rate. The

FORMFACTOR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
standard also requires that entities disclose income before income taxes and provision for income taxes disaggregated between domestic and foreign. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments outlined in this ASU prospectively by providing the revised disclosures for the current period and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. We adopted the new standard effective December 27, 2025. As a result, we have enhanced our income tax disclosures retrospectively by reconciling the U.S. federal statutory tax amount and rate to our actual global effective amounts and rates. See Note 15, Income Taxes, for additional information.

Pending Adoption
ASU 2024-03
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose, in tabular format, in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will impact only our disclosures and not our financial condition and results of operations. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

Note 19—Subsequent Events

On January 5, 2026, we adopted restructuring plans that are intended to better align our cost structure and support gross margin improvement to the Company’s target financial model, while also aligning manufacturing capabilities with current and anticipated business needs and the Company's strategic priorities. As part of this restructuring plan, the Company is consolidating the manufacturing facilities located in Carlsbad, California and Baldwin Park, California, to other manufacturing facilities.

The restructuring plans are expected to result in the Company recording restructuring charges in the aggregate amount of approximately $30 million to $40 million, estimated to be comprised primarily of $20 million to $25 million of cost related to impairment of leasehold improvements, facility exits, and other costs, $9 million to $13 million of severance, retention and other employee-related costs to sever or retain approximately 200 to 300 employees, and $1 million to $2 million in contract and lease termination costs. Of these amounts, the Company expects the majority of the charges to be incurred in fiscal 2026.

The Company expects approximately $10 million to $15 million of the charges will result in future cash expenditures and approximately $20 million to $25 million in non-cash charges.