Form 10-Q
period 2026-03-28
FORMFACTOR INC
filed 2026-05-05
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
Or
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

As of April 29, 2026, 77,954,772 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	March 28, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$123,539	$103,330
Marketable securities	179,742	171,842
Accounts receivable, net of allowance for credit losses of $6 and $29	132,155	125,416
Inventories, net	112,877	110,884
Restricted cash	897	1,063
Prepaid expenses and other current assets	51,596	44,519
Total current assets	600,806	557,054
Restricted cash	2,012	2,654
Operating lease, right-of-use-assets	16,404	17,202
Property, plant and equipment, net of accumulated depreciation	248,444	259,068
Equity investment	64,247	64,096
Goodwill	215,412	216,029
Intangible assets, net	15,482	16,302
Deferred tax assets	90,632	89,524
Other assets	2,411	2,433
Total assets	$1,255,850	$1,224,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,226	$47,436
Accrued liabilities	42,123	47,535
Current portion of long-term debt, net of unamortized issuance costs	1,145	1,137
Deferred revenue	26,291	20,091
Operating lease liabilities	8,326	7,662
Total current liabilities	132,111	123,861
Long-term debt, less current portion, net of unamortized issuance costs	10,782	11,071
Deferred tax liabilities	1,568	1,600
Long-term operating lease liabilities	11,638	12,488
Deferred grant	18,000	18,000
Other liabilities	22,952	21,939
Total liabilities	197,051	188,959

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 77,954,440 and 77,647,935 shares issued and outstanding	78	78
Additional paid-in capital	870,689	863,547
Accumulated other comprehensive loss	(7,658)	(3,528)
Accumulated income	195,690	175,306
Total stockholders’ equity	1,058,799	1,035,403
Total liabilities and stockholders’ equity	$1,255,850	$1,224,362
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenues	$226,144	$171,356
Cost of revenues	139,350	106,833
Gross profit	86,794	64,523
Operating expenses:
Research and development	30,780	27,800
Selling, general and administrative	32,292	33,454
Factory start-up costs	7,074	—
Total operating expenses	70,146	61,254
Operating income	16,648	3,269
Interest income, net	2,174	3,317
Other income, net	441	890
Income before income taxes and equity investment	19,263	7,476
Provision for income taxes	396	1,075
Income from equity investment	1,517	—
Net income	$20,384	$6,401
Net income per share:
Basic	$0.26	$0.08
Diluted	$0.26	$0.08
Weighted-average number of shares used in per share calculations:
Basic	77,825	77,345
Diluted	79,415	77,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Net income	$20,384	$6,401
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,479)	3,339
Unrealized gains (losses) on available-for-sale marketable securities	(699)	370
Unrealized gains on derivative instruments	48	1,094
Other comprehensive income (loss), net of tax:	(4,130)	4,803
Comprehensive income	$16,254	$11,204
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Income	Total

	Three Months Ended March 28, 2026
Balances, December 27, 2025	77,647,935	$78	$863,547	$(3,528)	$175,306	$1,035,403
Issuance of common stock under the Employee Stock Purchase Plan	176,570	—	5,836	—	—	5,836
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	129,935	—	(6,751)	—	—	(6,751)
Stock-based compensation	—	—	8,057	—	—	8,057
Other comprehensive loss	—	—	—	(4,130)	—	(4,130)
Net income	—	—	—	—	20,384	20,384
Balances, March 28, 2026	77,954,440	$78	$870,689	$(7,658)	$195,690	$1,058,799

	Three Months Ended March 29, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	197,051	—	6,576	—	—	6,576
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	93,981	—	(2,132)	—	—	(2,132)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(665,000)	—	(22,207)	—	—	(22,207)
Stock-based compensation	—	—	9,665	—	—	9,665
Other comprehensive income	—	—	—	4,803	—	4,803
Net income	—	—	—	—	6,401	6,401
Balances, March 29, 2025	77,075,636	$77	$844,488	$(6,037)	$127,346	$965,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$20,384	$6,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,172	8,830
Reduction in the carrying amount of right-of-use assets	1,566	1,803
Stock-based compensation expense	8,063	9,796
Deferred income tax benefit	(1,136)	(691)
Provision for excess and obsolete inventories	4,804	2,879
Non-cash restructuring charges	15,994	2,102
Income from equity investment	(1,517)	—
Other adjustments to reconcile net income to net cash provided by operating activities	25	(1,024)
Changes in assets and liabilities:
Accounts receivable	(7,014)	6,293
Inventories	(7,428)	(10,196)
Prepaid expenses and other current assets	(5,743)	(3,794)
Other assets	32	469
Accounts payable	7,525	10,535
Accrued liabilities	(5,264)	(7,926)
Other liabilities	1,389	712
Deferred revenues	5,981	(620)
Operating lease liabilities	(1,872)	(2,030)
Net cash provided by operating activities	44,961	23,539
Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,192)	(18,584)
Proceeds from sale of assets	76	—
Purchase of equity investment	—	(67,156)
Purchases of marketable securities	(37,110)	(26,330)
Proceeds from maturities and sales of marketable securities	28,819	27,410
Net cash used in investing activities	(23,407)	(84,660)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,836	21,576
Purchase of common stock through stock repurchase program	—	(22,135)
Tax withholdings related to net share settlements of equity awards	(6,751)	(2,132)
Payments on term loan	(281)	(273)
Net cash used in financing activities	(1,196)	(2,964)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(957)	180
Net increase (decrease) in cash, cash equivalents and restricted cash	19,401	(63,905)
Cash, cash equivalents and restricted cash, beginning of year	107,047	197,206
Cash, cash equivalents and restricted cash, end of period	$126,448	$133,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 28, 2026	March 29, 2025
Non-cash investing and financing activities:
Decrease in accounts payable and accrued liabilities related to property, plant and equipment purchases	$(562)	$(8,563)
Operating lease, right-of-use assets obtained in exchange for lease obligations	2,225	—

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$1,042	$1,826
Cash paid for interest	85	92
Operating cash outflows from operating leases	2,214	2,414

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$123,539	$129,889
Restricted cash, current	897	967
Restricted cash	2,012	2,445
Total cash, cash equivalents and restricted cash	$126,448	$133,301
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation and Significant Accounting Policies

Basis of Presentation
The accompanying condensed consolidated financial information of FormFactor, Inc. is unaudited and has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on February 20, 2026. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2026 and 2025 each contain 52 weeks and the three months ended March 28, 2026 and March 29, 2025 each contained 13 weeks. Fiscal 2026 will end on December 26, 2026.

Significant Accounting Policies
Our significant accounting policies have not changed during the three months ended March 28, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.

New Accounting Pronouncements
ASU 2024-03
In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires an entity to disclose, in tabular format in the notes to the financial statements, specific information about certain costs and expenses. Although the ASU does not change the expense captions an entity presents on the face of the income statement, it requires disaggregation of certain expense captions into specified categories. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. This ASU will impact only our disclosures and not our financial condition and results of operations. We are currently evaluating the effect the adoption of this ASU may have on our disclosures.

Reclassifications
Certain immaterial reclassifications were made to prior year amounts to conform to the current year presentation. In the current period, depreciation and amortization were combined into a single line item in the Condensed Consolidated Statement of Cash Flows, and accrued restructuring charges were presented separately from other accrued expenses within Note 6, Accrued Liabilities.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended
	March 28, 2026	March 29, 2025
SK hynix Inc.	29.5%	23.3%
Intel Corporation	*	12.0%
NVIDIA Corporation	10.2%	*
	39.7%	35.3%
* Less than 10% of revenues.

At March 28, 2026, two customers accounted for 26.1% and 13.3% of gross accounts receivable, compared with 15.8% and 10.8% at December 27, 2025.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	March 28, 2026	December 27, 2025
Raw materials	$51,802	$47,969
Work-in-progress	41,362	42,812
Finished goods	19,713	20,103
	$112,877	$110,884

Note 4 — Acquisition

On December 15, 2025, we acquired 100% of the shares of Keystone Photonics for total consideration of $20.6 million, net of cash acquired of $1.7 million. Keystone Photonics provides optical probing technology used in the testing of silicon photonics (“SiPh”) and co‑packaged optics (“CPO”) devices. The acquisition expands the Company’s testing capabilities in these areas and supports customers as SiPh and CPO technologies transition from development into high‑volume manufacturing, including applications related to artificial intelligence infrastructure.

The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. Certain amounts included in the purchase price allocation remain provisional, primarily related to the identified intangible assets and their related deferred tax impacts, as we continue to obtain information necessary to finalize those fair value estimates. Goodwill represents the excess of purchase price over the fair value assigned to the assets acquired and liabilities assumed and is allocated to the systems reporting unit within the Systems reportable segment. We do not expect any portion of this goodwill to be deductible for tax purposes. The identified intangible asset, developed technology, has a preliminary useful life of ten years.

Our Condensed Consolidated Statements of Income include the financial results of Keystone Photonics subsequent to the acquisition date of December 15, 2025. Revenue in fiscal 2025 related to Keystone Photonics subsequent to the acquisition date that was included in our Condensed Consolidated Statements of Income was not material.

The following table summarizes the preliminary purchase price allocation, which may be adjusted as we finalize our fair value estimates and provisional amounts (in thousands):

Amount
Cash and cash equivalents	$1,674
Other current assets	728
Property, plant and equipment	518
Operating lease, right-of-use-assets	888
Other non-current assets	19
Tangible assets acquired	3,827

Accounts payable and accrued liabilities	(1,650)
Operating lease liabilities	(888)
Deferred tax liabilities	(2,471)
Total net tangible assets acquired and liabilities assumed	(1,182)

Intangible assets	8,385
Goodwill	15,050
Net assets acquired	$22,253

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 28, 2024	$177,369	$21,802	$199,171
Acquisition - Keystone	—	15,050	15,050
Foreign currency translation	—	1,808	1,808
Goodwill, as of December 27, 2025	177,369	38,660	216,029
Foreign currency translation	—	(617)	(617)
Goodwill, as of March 28, 2026	$177,369	$38,043	$215,412

We have not recorded goodwill impairments for the three months ended March 28, 2026.

Intangible assets were as follows (in thousands):

	March 28, 2026			December 27, 2025
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$168,748	$153,266	$15,482	$169,165	$152,863	$16,302

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Cost of revenues	$650	$483
Selling, general and administrative	—	191
	$650	$674

The estimated future amortization of definite-lived intangible assets, excluding in-process research and development, is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,941
2027	2,565
2028	2,454
2029	2,454
2030	1,883
Thereafter	4,185
$15,482

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 28, 2026	December 27, 2025
Accrued compensation and benefits	$31,099	$31,495
Accrued warranty	2,389	2,503
Accrued employee stock purchase plan contributions withheld	2,098	5,190
Accrued income and other taxes	1,135	3,098
Accrued restructuring charges	2,587	464
Other accrued expenses	2,815	4,785
	$42,123	$47,535

Note 7 — Restructuring Charges

On January 5, 2026, we adopted restructuring plans (the “2026 Restructuring Plans”) that are intended to better align our cost structure and support gross margin improvement to the Company’s target financial model, while also aligning manufacturing capabilities with current and anticipated business needs and the Company's strategic priorities. As part of this restructuring plan, the Company is consolidating the manufacturing facilities located in Carlsbad, California and Baldwin Park, California, to other manufacturing facilities.

The restructuring plans are expected to result in the Company recording restructuring charges in the aggregate amount of approximately $30.0 million to $40.0 million, estimated to be comprised primarily of $16.5 million to $22.0 million of cost related to the impairment and accelerated depreciation of property and equipment, $9.0 million to $12.5 million of costs relating to employee severance and benefits, $1.0 million to $2.0 million of impairment and accelerated amortization of right-of-use assets, and other costs totalling $3.5 million. These restructuring charges relate primarily to the Company’s Probe Cards segment, and the Company expects the majority of charges to be incurred in fiscal 2026.

Total restructuring charges included in our Condensed Consolidated Statements of Income for the three months ended March 28, 2026 were as follows (in thousands):

Cost of revenues	$21,498
Research and development	1,374
Selling, general and administrative	449
$23,321

Changes to the restructuring accrual in the three months ended March 28, 2026 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Property and Equipment	Leases	Other Costs	Total
December 27, 2025	$464	$—	$—	$—	$—	$464
Restructuring charges	5,614	60	15,701	1,020	926	23,321
Cash payments	(3,491)	—	—	(58)	(926)	(4,475)
Non-cash settlement	—	(60)	(15,701)	(962)	—	(16,723)
March 28, 2026	$2,587	$—	$—	$—	$—	$2,587

Note 8 — Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of March 28, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of March 28, 2026 was 0.15%.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 28, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.53%. As of March 28, 2026, the balance outstanding pursuant to the Building Term Loan was $12.0 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of March 28, 2026, the notional amount of the loan that is subject to this interest rate swap is $12.0 million.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the three months ended March 28, 2026 or the year ended December 27, 2025.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities. The carrying value of debt approximates fair value due to its variable interest rate.

No changes were made to our valuation techniques during the first three months of fiscal 2026.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

March 28, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$80,846	$—	$—	$80,846
Marketable securities:
U.S. treasuries	82,992	—	—	82,992
U.S. agency securities	—	13,067	—	13,067
Corporate bonds	—	73,747	—	73,747
Commercial paper	—	9,936	—	9,936
	82,992	96,750	—	179,742
Promissory note receivable	—	—	1,526	1,526
Interest rate swap derivative contract	—	1,470	—	1,470
Total assets	$163,838	$98,220	$1,526	$263,584

December 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,017	$—	$—	$62,017
Commercial paper	—	500	—	500
	62,017	500	—	62,517
Marketable securities:
U.S. treasuries	76,626	—	—	76,626
U.S. agency securities	—	12,905	—	12,905
Corporate bonds	—	74,897	—	74,897
Commercial paper	—	7,414	—	7,414
	76,626	95,216	—	171,842
Promissory note receivable	—	—	1,522	1,522
Interest rate swap derivative contract	—	1,422	—	1,422
Total assets	$138,643	$97,138	$1,522	$237,303

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

Interest Rate Swap
The fair value of our interest rate swap contract is determined at the end of each reporting period based on valuation models that use interest rate yield curves as inputs. For accounting purposes, our interest rate swap contract qualifies for, and is designated as, a cash flow hedge. The hedged risk is the interest rate exposure to changes in interest payments attributable to changes in our variable-rate interest over the interest rate swap term. The changes in cash flows of the interest rate swap are expected to exactly offset changes in cash flows of the variable-rate debt. Cash settlements, in the form of cash payments or cash receipts, are recognized as a component of interest expense. The cash flows associated with the interest rate swaps are reported in Net cash provided by operating activities in our Condensed Consolidated Statements of Cash Flows and the fair value of the interest rate swap contracts are recorded within Prepaid expenses and other current assets and Other assets in our Condensed Consolidated Balance Sheets.

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at March 28, 2026 will mature by the second quarter of fiscal 2026.

The following table provides information about our foreign currency forward contracts outstanding as of March 28, 2026 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Sell	4,171	4,806
Japanese Yen	Sell	3,259,229	20,382
Korean Won	Buy	4,304,798	2,858
Taiwan Dollar	Sell	114,351	3,575

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 28, 2026 or March 29, 2025.

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

Changes in our warranty liability were as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Balance at beginning of year	$2,503	$3,558
Accruals	1,257	1,668
Settlements	(1,371)	(1,675)
Balance at end of period	$2,389	$3,551

Note 11 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	March 28, 2026	December 27, 2025
Land	$35,274	$35,274
Building and building improvements	46,508	46,502
Machinery and equipment	312,705	317,024
Computer equipment and software	45,154	45,135
Furniture and fixtures	6,971	7,043
Leasehold improvements	102,391	104,262
Sub-total	549,003	555,240
Less: Accumulated depreciation and amortization	(393,325)	(390,323)
Net property, plant and equipment	155,678	164,917
Construction-in-progress	92,766	94,151
Total	$248,444	$259,068

We incurred non-cash asset impairment and depreciation charges of $15.7 million during the three months ended March 28, 2026 as a direct result of the 2025 Restructuring Plans (see Note 7, Restructuring Charges).

Note 12 — Equity Investment

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

During the three months ended March 28, 2026, we recorded income of $1.5 million from our equity share of the HoldCo using lag reporting. As of March 28, 2026, the carrying value of our investment was $64.2 million.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business and at arm's length. Total related party purchases of inventory from FICT during the three months ended March 28, 2026 was $3.0 million.

Note 13 — Stockholders’ Equity and Stock-Based Compensation

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the three months ended March 28, 2026, we did not repurchase and retire shares of common stock under this plan, and as of March 28, 2026, $70.9 million remained available for future repurchases.

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

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 27, 2025	1,874,319	$35.10
Awards granted	18,648	90.29
Awards vested	(205,237)	32.68
Awards forfeited	(94,334)	39.88
RSUs at March 28, 2026	1,593,396	35.78

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the three months ended March 28, 2026. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Three Months Ended
March 28, 2026
Shares issued	176,570
Weighted average per share purchase price	$33.06
Weighted average per share discount from the fair value of our common stock on the date of issuance	$37.49

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Cost of revenues	$1,841	$2,005
Research and development	2,404	2,646
Selling, general and administrative	3,818	5,145
Total stock-based compensation	$8,063	$9,796

Unrecognized Compensation Costs
At March 28, 2026, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period in Years
Restricted stock units	$34,996	1.99
Performance restricted stock units	7,913	1.86
Employee stock purchase plan	1,412	0.34
Total unrecognized stock-based compensation expense	$44,321	1.92

Note 14 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Weighted-average shares used in computing basic net income per share	77,825	77,345
Add potentially dilutive securities	1,590	539
Weighted-average shares used in computing diluted net income per share	79,415	77,884

Securities not included as they would have been antidilutive	10	593

Note 15 — Commitments and Contingencies

Legal Matters
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, the outcomes of which cannot be estimated with certainty. Our ability to estimate the outcomes may change in the near term and the effect of any such change could have a material adverse effect on our financial position, results of operations or cash flows.

Note 16 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of one year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was three years as of March 28, 2026 and the weighted-average discount rate was 5.1%.

The components of lease expense were as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Lease expense:
Operating lease expense	$3,031	$2,151
Short-term lease expense	168	104
Variable lease expense	754	780
	$3,953	$3,035

Future minimum payments under our non-cancelable operating leases were as follows as of March 28, 2026 (in thousands):

Fiscal Year	Amount
Remainder of 2026	$6,865
2027	8,746
2028	5,064
2029	594
2030	456
Thereafter	972
Total minimum lease payments	22,697
Less: interest	(2,733)
Present value of net minimum lease payments	19,964
Less: current portion	(8,326)
Total long-term operating lease liabilities	$11,638

Note 17 — Revenue

Transaction price allocated to the remaining performance obligations: On March 28, 2026, we had $11.4 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 71.3% of our remaining performance obligations as revenue in the remainder of fiscal 2026, approximately 24.6% in fiscal 2027, and approximately 4.1% in fiscal 2028 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of March 28, 2026 and December 27, 2025 were $6.4 million and $2.3 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of March 28, 2026 and December 27, 2025 were $27.4 million and $21.4 million, respectively. During the three months ended March 28, 2026, we recognized $8.5 million of revenue that was included in contract liabilities as of December 27, 2025.

Costs to obtain a contract: We generally expense sales commissions when incurred as a component of Selling, general and administrative expense, as the amortization period is typically less than one year.

Revenue by category: Refer to Note 18, Operating Segments and Enterprise-Wide Information, for further details.

Note 18 — Operating Segments and Enterprise-Wide Information

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	March 28, 2026				March 29, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$198,257	$27,887	$—	$226,144	$136,520	$34,836	$—	$171,356
Cost of revenues	98,126	17,285	23,939	139,350	84,905	19,321	2,607	106,833
Gross profit	100,131	10,602	(23,939)	86,794	51,615	15,515	(2,607)	64,523
Gross margin	50.5%	38.0%		38.4%	37.8%	44.5%		37.7%
Research and development	21,772	5,231	3,777	30,780	21,056	3,968	2,776	27,800
Selling	7,723	3,838	1,315	12,876	6,566	3,660	2,801	13,027
Marketing	1,622	1,820	1,635	5,077	1,580	1,741	1,126	4,447
Net contribution	$69,014	$(287)	$(30,666)	38,061	$22,413	$6,146	$(9,310)	19,249
General and administrative				14,339				15,980
Factory start-up costs				7,074				—
Operating income				16,648				3,269
Interest income, net				2,174				3,317
Other income, net				441				890
Income before income taxes and equity investment				$19,263				$7,476

Corporate and Other includes unallocated expenses relating to restructuring charges, amortization of stock-based compensation expense, intangible assets, acquisition-related costs, including charges related to fixed assets stepped up to fair value, and other costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. Acquisition-related costs include transaction costs and any costs directly related to the acquisition and integration of acquired businesses.

Net contribution represents Operating income excluding general and administrative expenses and factory start-up costs, which are not used in evaluating the results of, or in allocating resources to, our reportable segments.

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	March 28, 2026			March 29, 2025
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$111,188	$—	$111,188	$85,272	$—	$85,272
DRAM	82,933	—	82,933	48,858	—	48,858
Flash	4,136	—	4,136	2,390	—	2,390
Systems	—	27,887	27,887	—	34,836	34,836
Total	$198,257	$27,887	$226,144	$136,520	$34,836	$171,356
Timing of revenue recognition:
Products transferred at a point in time	$196,285	$24,720	$221,005	$134,721	$31,335	$166,056
Products and services transferred over time	1,972	3,167	5,139	1,799	3,501	5,300
Total	$198,257	$27,887	$226,144	$136,520	$34,836	$171,356
Geographical region:
South Korea	$79,766	$796	$80,562	$42,209	$962	$43,171
Taiwan	68,245	2,595	70,840	40,747	4,615	45,362
United States	21,822	7,588	29,410	27,784	12,541	40,325
China	7,806	3,556	11,362	8,152	5,463	13,615
Singapore	7,082	3,193	10,275	4,871	1,378	6,249
Japan	5,082	3,200	8,282	5,179	5,140	10,319
Europe	3,120	4,654	7,774	3,535	4,246	7,781
Malaysia	3,659	55	3,714	2,552	48	2,600
Rest of World	1,675	2,250	3,925	1,491	443	1,934
Total	$198,257	$27,887	$226,144	$136,520	$34,836	$171,356

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial and operating results, revenues, gross margins, liquidity, operating expenses, effective tax rate and deferred tax assets, products, projected costs and capital expenditure requirements, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as “may,” “likely,” “will,” “could,” “forecast,” “should,” “expect,” “estimate,” “plan,” “intend,” “anticipate,” “target,” “believe,” “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, our credit facilities, our supply chain, our tax burden, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility, legislative changes and similar factors, our ability to execute our business strategy including any plans of expansion, and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 27, 2025 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle — from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to optimize device performance and advance yield knowledge.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $20.4 million in the first three months of fiscal 2026, compared to $6.4 million in the first three months of fiscal 2025. The increase in net income was primarily attributable to higher revenues, which reached record quarterly levels, and improved gross margins, partially offset by higher restructuring charges from plans adopted to better align our cost structure and support gross margin improvement to our target financial model.

Recent Developments

2026 Restructuring Plans — In January 2026, we adopted restructuring plans that are intended to better align cost structure and support gross margin improvement to our target financial model, while also aligning manufacturing capabilities with current and anticipated business needs and our strategic priorities. As part of this restructuring plan, we are consolidating the manufacturing facilities located in Carlsbad and Baldwin Park, California to other sites. The Baldwin Park site manufactured through January 2026 and the Carlsbad site is expected to manufacture through December 2026.

Factory Expansion — In June 2025, we purchased a manufacturing site in Farmers Branch, Texas. We expect to begin production at this site late in the fourth quarter of fiscal 2026, with a ramp to initial target production levels over the course of fiscal 2027. The facility expands our manufacturing footprint and is expected to support incremental production capacity and a more favorable cost structure overall, once ramped to initial target production levels.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the three months ended March 28, 2026, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 27, 2025.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 28, 2026	March 29, 2025
Revenues	100.0%	100.0%
Cost of revenues	61.6	62.3
Gross profit	38.4	37.7
Operating expenses:
Research and development	13.6	16.2
Selling, general and administrative	14.3	19.5
Factory start-up costs	3.1	—
Total operating expenses	31.0	35.7
Operating income	7.4	2.0
Interest income, net	0.9	1.9
Other income, net	0.2	0.5
Income before income taxes and equity investment	8.5	4.4
Provision for income taxes	0.2	0.6
Income from equity investment	0.7	—
Net income	9.0%	3.8%

Revenues by Segment and Market

	Three Months Ended
	March 28, 2026	March 29, 2025

	(In thousands)
Probe Cards	$198,257	$136,520
Systems	27,887	34,836
	$226,144	$171,356

	Three Months Ended
	March 28, 2026	% of Revenues	March 29, 2025	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$111,188	49.2%	$85,272	49.8%	$25,916	30.4%
DRAM	82,933	36.7	48,858	28.5	34,075	69.7
Flash	4,136	1.8	2,390	1.4	1,746	73.1
Systems Market:
Systems	27,887	12.3	34,836	20.3	(6,949)	(19.9)
Total revenues	$226,144	100.0%	$171,356	100.0%	$54,788	32.0%

Foundry & Logic — The increase in Foundry & Logic product revenues for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, was driven by stronger probe-card demand for networking and high-performance compute microprocessor designs.

DRAM — The increase in DRAM product revenues for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, was primarily driven by increased demand for high-bandwidth memory (“HBM”) designs utilized in generative artificial intelligence applications, with additional contributions from higher demand for other non-HBM DRAM designs.

Flash — The increase in Flash product revenues for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, was driven by increased customer production activity and demand for our products. A portion of Flash product revenues during the period was associated with manufacturing activity at our Baldwin Park manufacturing facility, which was closed in connection with our 2026 Restructuring Plans. As a result of this closure, we expect Flash revenues to comprise a lower percentage of our portfolio going forward.

Systems — The decrease in Systems market revenues for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, was driven by decreased sales of probe stations and cryogenic systems, partially offset by an increase in sales of thermal systems. The decline in probe station sales primarily reflects reduced demand for legacy product offerings as we transition toward production of Triton, our high‑volume co‑packaged optics (“CPO”) testing platform.

Revenues by Geographic Region

	Three Months Ended
	March 28, 2026	% of Revenues	March 29, 2025	% of Revenues

	(Dollars in thousands)
South Korea	$80,562	35.6%	$43,171	25.2%
Taiwan	70,840	31.3	45,362	26.5
United States	29,410	13.0	40,325	23.5
China	11,362	5.0	13,615	7.9
Singapore	10,275	4.5	6,249	3.6
Japan	8,282	3.7	10,319	6.0
Europe	7,774	3.4	7,781	4.5
Malaysia	3,714	1.6	2,600	1.5
Rest of the world	3,925	1.9	1,934	1.3
Total revenues	$226,144	100.0%	$171,356	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain South Korean customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in South Korea, this sale will be reflected in the revenue for South Korea rather than the U.S.

Changes in revenues by geographic region for the three months ended March 28, 2026, compared to the three months ended March 29, 2025, were primarily attributable to changes in customer demand, product sales mix, and the timing of customer shipments and revenue recognition. Specifically, the changes in revenues by geographic region were attributable to the following:
•South Korea — Increased demand for our DRAM probe card products, including those supporting HBM designs, contributed to the increase in revenues.
•Taiwan — Increased demand for our Foundry & Logic probe card products contributed to the increase in revenues.
•United States — Decreased demand for certain Foundry & Logic and Systems customers contributed to the decrease in revenue.

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

We have been executing on initiatives for gross margin improvements through operational effectiveness and financial discipline, including:
•Deploying our workforce and existing manufacturing footprint more effectively, which included the execution of our 2026 Restructuring Plans. In first quarter of 2026, costs of revenues include $21.5 million of restructuring costs in connection with the 2026 Restructuring Plans.
•Driving improvement in manufacturing yields in key process areas, innovating to reduce manufacturing spending, and reducing cycle times in key manufacturing operations.

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025	$ Change	% Change
Gross profit	$86,794	$64,523	$22,271	34.5%
Gross margin	38.4%	37.7%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	March 28, 2026				March 29, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$100,131	$10,602	$(23,939)	$86,794	$51,615	$15,515	$(2,607)	$64,523
Gross margin	50.5%	38.0%		38.4%	37.8%	44.5%		37.7%

Probe Cards — For the three months ended March 28, 2026, gross profit and gross margins increased compared to the three months ended March 29, 2025, primarily due to increased revenue from a favorable product mix, higher factory utilization, and increased volumes, which includes the impact of our gross margin initiatives described earlier, partially offset by increased costs for tariffs.

Systems — For the three months ended March 28, 2026, gross profit and gross margins decreased compared to the three months ended March 29, 2025, primarily as a result of lower factory utilization and decreased volumes.

Corporate and Other — Corporate and Other includes unallocated expenses relating to restructuring charges, net, stock-based compensation expense, and amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. For the three months ended March 28, 2026, corporate and other costs increased compared to the three months ended March 29, 2025, primarily due to the $21.5 million of restructuring charges incurred in connection with the 2026 Restructuring Plans.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three months ended March 28, 2026, compared to the three months ended March 29, 2025, gross profit and gross margins increased due to increased revenue from a favorable product mix, higher factory utilization, and increased volumes, which includes the impact of our gross margin initiatives described earlier, partially offset by $21.5 million of restructuring charges incurred in connection with the 2026 Restructuring Plans and increased costs for tariffs which impacted gross margins by 1.4%.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Stock-based compensation	$1,841	$2,005

Research and Development

	Three Months Ended
	March 28, 2026	March 29, 2025	$ Change	% Change

	(Dollars in thousands)
Research and development	$30,780	$27,800	$2,980	10.7%
% of revenues	13.6%	16.2%

Research and development expenses in the three months ended March 28, 2026 increased compared to the corresponding period in the prior year primarily due to higher performance-based compensation and higher restructuring charges, partially offset by lower project material costs, lower general operational costs, and lower stock-based compensation. In first quarter of 2026, research and development includes $1.4 million of restructuring costs incurred in connection with the 2026 Restructuring Plans.

A detail of the changes is as follows (in thousands):

Three Months Ended March 28, 2026 compared to Three Months Ended March 29, 2025
Employee compensation costs	$3,180
Restructuring charges	1,252
Project material costs	(752)
General operational costs	(458)
Stock-based compensation expense	(242)
$2,980

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Stock-based compensation expense	$2,404	$2,646

Selling, General and Administrative

	Three Months Ended
	March 28, 2026	March 29, 2025	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$32,292	$33,454	$(1,162)	(3.5)%
% of revenues	14.3%	19.5%

Selling, general and administrative expenses decreased for the three months ended March 28, 2026 compared to the corresponding period in the prior year primarily due to decreased restructuring charges and lower stock-based compensation expense, partially offset by employee compensation costs from higher performance-based compensation.

A detail of the changes is as follows (in thousands):

Three Months Ended March 28, 2026 compared to Three Months Ended March 29, 2025
Employee compensation costs	$3,215
Restructuring charges	(2,228)
Stock-based compensation expense	(1,327)
General operating expenses	(450)
Amortization of intangibles	(191)
Commission expenses	(181)
$(1,162)

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended
	March 28, 2026	March 29, 2025
Stock-based compensation expense	$3,818	$5,145

Stock-based compensation expense was lower as of March 28, 2026, primarily due to the elimination of previously recognized equity compensation expense related to our former Chief Financial Officer.

Factory Start-Up Costs

	Three Months Ended
	March 28, 2026	March 29, 2025	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$7,074	$—	$7,074	—
% of revenues	3.1%	—%

Factory start-up costs are current year costs associated with our newly purchased manufacturing site in Farmers Branch, Texas. The start-up costs consist of consulting costs, employee compensation costs, utilities, taxes and licenses, facility maintenance, and other expenses being incurred while the site is being brought to its intended use. These costs are expected to continue throughout the build-out, with production expected to begin at this site late in the fourth quarter of fiscal 2026.

Interest Income, Net

	Three Months Ended
	March 28, 2026	March 29, 2025

	(Dollars in thousands)
Interest Income	$2,429	$3,416
Weighted average balance of cash and investments	$305,505	$349,664
Weighted average yield on cash and investments	3.67%	4.47%

Interest Expense	$255	$99
Average debt outstanding	$11,993	$13,110
Weighted average interest rate on debt	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash and marketable securities. The decrease in interest income for the three months ended March 28, 2026, compared with the corresponding period in the prior year, was attributable to lower invested balances and lower yields.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, commitment fee on our revolving credit facility, term loan issuance costs amortization charges, and our revolving credit facility issuance costs amortization charges. The interest expense for the three months ended March 28, 2026 increased compared with the corresponding period in the prior year due to entering into the revolving credit facility in the third quarter of fiscal 2025.

Other Income, Net
Other income, net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended
	March 28, 2026	March 29, 2025

	(In thousands, except percentages)
Provision for income taxes	$396	$1,075
Effective tax rate	2.1%	14.4%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived intangible income deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in the benefit or expense related to stock-based compensation expense, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The decrease in our effective tax rate for the three months ended March 28, 2026 compared to the corresponding period in the prior year was primarily driven by increased stock-based compensation discrete benefits that arose due to the increase in stock price between the grant date and the vesting date of the awards.

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $468.7 million at March 28, 2026, compared to $433.2 million at December 27, 2025.

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

Our cash, cash equivalents and marketable securities totaled approximately $303.3 million at March 28, 2026, compared to $275.2 million at December 27, 2025. We have the full amount available under our $150 million revolving credit facility as of March 28, 2026. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and the available capacity under our revolving credit facility, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Three Months Ended
	March 28, 2026	March 29, 2025

	(In thousands)
Net cash provided by operating activities	$44,961	$23,539
Net cash used in investing activities	$(23,407)	$(84,660)
Net cash used in financing activities	$(1,196)	$(2,964)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the three months ended March 28, 2026 was attributable to net income of $20.4 million and net non-cash expenses of $37.0 million, partially offset by the increase in net working capital of $12.4 million. The cash used in net working capital was primarily driven by increased inventories of $7.4 million, increased accounts receivable, net, of $7.0 million, increased prepaid and other current assets of $5.7 million, and decreased accrued liabilities of $5.3 million, partially offset by increased accounts payable of $7.5 million and increased deferred revenue of $6.0 million. The non-cash expenses mainly consisted of non-cash restructuring, depreciation, amortization, stock-based compensation, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the three months ended March 28, 2026 primarily related to $15.2 million of property, plant and equipment purchases and $8.3 million in net purchases of marketable securities.

Financing Activities
Net cash used in financing activities for the three months ended March 28, 2026 primarily related to $6.8 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $5.8 million received from issuances of common stock under our employee stock purchase plan.

Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of March 28, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of March 28, 2026 was 0.15%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default, including limitations on subsidiary indebtedness and liens, and the requirement to maintain specified financial ratios including the requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter with an increase to 4.00 to 1.00 for four quarters following a permitted acquisition. We were in compliance with the Facility's covenants as of March 28, 2026.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at March 28, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.53%. As of March 28, 2026, the balance outstanding pursuant to the Building Term Loan was $12.0 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of March 28, 2026, the notional amount of the loan that is subject to this interest rate swap is $12.0 million.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the three months ended March 28, 2026, we did not repurchase and retire shares of common stock under this plan, and as of March 28, 2026, $70.9 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of March 28, 2026:

	Payments Due In Fiscal Year
	Remainder 2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$6,865	$8,746	$5,064	$594	$456	$972	$22,697
Term loans - principal payments	860	1,175	1,208	1,242	1,278	6,212	11,975
Term loans - interest payments(1)	488	593	528	460	386	815	3,270
Revolver - commitment fee(2)	193	228	232	228	131	—	1,012
Total	$8,406	$10,742	$7,032	$2,524	$2,251	$7,999	$38,954
(1) Represents our minimum interest payment commitments at 5.53% per annum, excluding the interest rate swap described in Debt, above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $55.5 million as of March 28, 2026. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of March 28, 2026, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 28, 2026, we were not involved in any such off-balance sheet arrangements.

Recent Accounting Standards

For a description of a recent change in accounting standards, including the expected dates of adoption and estimated effects, if any, in our condensed consolidated financial statements, see Note 1, Basis of Presentation and Significant Accounting Policies, in Part I, Item 1 of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. Our exposure to market risk has not changed materially since December 27, 2025.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended March 28, 2026 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

We did not repurchase any shares of our common stock during the first quarter of fiscal 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended March 28, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
10.01	Form of Indemnity Agreement				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	May 5, 2026	By:	/s/ ARIC MCKINNIS

Aric McKinnis
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)