Form 10-Q
period 2026-06-27
FORMFACTOR INC
filed 2026-08-04
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
Or
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

As of July 29, 2026, 78,120,725 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 27, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$109,761	$103,330
Marketable securities	235,879	171,842
Accounts receivable, net of allowance for credit losses of $6 and $29	155,777	125,416
Inventories, net	121,409	110,884
Restricted cash	765	1,063
Prepaid expenses and other current assets	45,918	44,519
Total current assets	669,509	557,054
Restricted cash	2,621	2,654
Operating lease, right-of-use-assets	15,089	17,202
Property, plant and equipment, net of accumulated depreciation	265,402	259,068
Equity investment	65,891	64,096
Goodwill	212,557	216,029
Intangible assets, net	17,961	16,302
Deferred tax assets	90,916	89,524
Other assets	2,534	2,433
Total assets	$1,342,480	$1,224,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,427	$47,436
Accrued liabilities	53,292	47,535
Current portion of long-term debt, net of unamortized issuance costs	1,153	1,137
Deferred revenue	23,976	20,091
Operating lease liabilities	8,317	7,662
Total current liabilities	164,165	123,861
Long-term debt, less current portion, net of unamortized issuance costs	10,491	11,071
Deferred tax liabilities	2,382	1,600
Long-term operating lease liabilities	9,951	12,488
Deferred grant	18,000	18,000
Other liabilities	26,131	21,939
Total liabilities	231,120	188,959

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 78,120,725 and 77,647,935 shares issued and outstanding	78	78
Additional paid-in capital	870,028	863,547
Accumulated other comprehensive loss	(10,643)	(3,528)
Accumulated income	251,897	175,306
Total stockholders’ equity	1,111,360	1,035,403
Total liabilities and stockholders’ equity	$1,342,480	$1,224,362
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues	$258,242	$195,798	$484,386	$367,154
Cost of revenues	127,320	122,860	266,670	229,693
Gross profit	130,922	72,938	217,716	137,461
Operating expenses:
Research and development	31,099	28,793	61,879	56,593
Selling, general and administrative	37,165	31,482	69,457	64,936
Factory start-up costs	4,859	357	11,933	357
Total operating expenses	73,123	60,632	143,269	121,886
Operating income	57,799	12,306	74,447	15,575
Interest income, net	2,683	2,642	4,857	5,959
Other income (expense), net	212	(6)	653	884
Income before income taxes and equity investment	60,694	14,942	79,957	22,418
Provision for income taxes	6,729	2,372	7,125	3,447
Income (loss) from equity investment	2,242	(3,484)	3,759	(3,484)
Net income	$56,207	$9,086	$76,591	$15,487
Net income per share:
Basic	$0.72	$0.12	$0.98	$0.20
Diluted	$0.71	$0.12	$0.96	$0.20
Weighted-average number of shares used in per share calculations:
Basic	78,036	77,107	77,930	77,226
Diluted	79,607	77,527	79,546	77,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$56,207	$9,086	$76,591	$15,487
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,833)	8,363	(5,312)	11,702
Unrealized gains (losses) on available-for-sale marketable securities	(340)	(110)	(1,039)	260
Unrealized gains (losses) on derivative instruments	(812)	1,234	(764)	2,328
Other comprehensive income (loss), net of tax:	(2,985)	9,487	(7,115)	14,290
Comprehensive income	$53,222	$18,573	$69,476	$29,777
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income	Total

	Three Months Ended June 27, 2026
Balances, March 28, 2026	77,954,440	$78	$870,689	$(7,658)	$195,690	$1,058,799
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	166,285	—	(9,243)	—	—	(9,243)
Stock-based compensation	—	—	8,582	—	—	8,582
Other comprehensive loss	—	—	—	(2,985)	—	(2,985)
Net income	—	—	—	—	56,207	56,207
Balances, June 27, 2026	78,120,725	$78	$870,028	$(10,643)	$251,897	$1,111,360

	Six Months Ended June 27, 2026
Balances, December 27, 2025	77,647,935	$78	$863,547	$(3,528)	$175,306	$1,035,403
Issuance of common stock under the Employee Stock Purchase Plan	176,570	—	5,836	—	—	5,836
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	296,220	—	(15,994)	—	—	(15,994)
Stock-based compensation	—	—	16,639	—	—	16,639
Other comprehensive loss	—	—	—	(7,115)	—	(7,115)
Net income	—	—	—	—	76,591	76,591
Balances, June 27, 2026	78,120,725	$78	$870,028	$(10,643)	$251,897	$1,111,360

	Three Months Ended June 28, 2025
Balances, March 29, 2025	77,075,636	$77	$844,488	$(6,037)	$127,346	$965,874
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	110,794	—	(1,487)	—	—	(1,487)
Purchase and retirement of common stock through repurchase program	(75,000)	—	(2,402)	—	—	(2,402)
Stock-based compensation	—	—	9,465	—	—	9,465
Other comprehensive income	—	—	—	9,487	—	9,487
Net income	—	—	—	—	9,086	9,086
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023

	Six Months Ended June 28, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	197,051	—	6,576	—	—	6,576
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	204,775	—	(3,619)	—	—	(3,619)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(740,000)	—	(24,609)	—	—	(24,609)
Stock-based compensation	—	—	19,130	—	—	19,130
Other comprehensive income	—	—	—	14,290	—	14,290
Net income	—	—	—	—	15,487	15,487
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$76,591	$15,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,143	18,390
Reduction in the carrying amount of right-of-use assets	3,286	3,593
Stock-based compensation expense	16,721	19,187
Deferred income tax benefit	(1,640)	(2,639)
Provision for excess and obsolete inventories	7,938	6,695
Non-cash restructuring charges	15,736	2,160
Loss (income) from equity investment	(3,759)	3,484
Other adjustments to reconcile net income to net cash provided by operating activities	(320)	(1,559)
Changes in assets and liabilities:
Accounts receivable	(30,705)	(9,570)
Inventories	(19,617)	(12,367)
Prepaid expenses and other current assets	461	(5,717)
Other assets	(147)	460
Accounts payable	14,510	9,649
Accrued liabilities	5,190	(4,409)
Other liabilities	4,843	2,487
Deferred revenues	3,441	1,133
Operating lease liabilities	(3,908)	(4,032)
Net cash provided by operating activities	106,764	42,432
Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,791)	(84,840)
Proceeds from sale of assets	576	103
Purchase of equity investment	—	(67,156)
Purchases of marketable securities	(128,665)	(73,823)
Proceeds from maturities and sales of marketable securities	64,169	62,503
Net cash used in investing activities	(88,711)	(163,213)
Cash flows from financing activities:
Proceeds from issuances of common stock	5,836	21,576
Purchase of common stock through stock repurchase program	—	(24,586)
Tax withholdings related to net share settlements of equity awards	(15,994)	(3,619)
Payments on term loan	(564)	(549)
Net cash used in financing activities	(10,722)	(7,178)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,231)	1,658
Net increase (decrease) in cash, cash equivalents and restricted cash	6,100	(126,301)
Cash, cash equivalents and restricted cash, beginning of year	107,047	197,206
Cash, cash equivalents and restricted cash, end of period	$113,147	$70,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2026	June 28, 2025
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	$15,817	$(13,010)
Operating lease, right-of-use assets obtained in exchange for lease obligations	2,685	733

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$3,040	$5,443
Cash paid for interest	168	187
Operating cash outflows from operating leases	4,632	4,893

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$109,761	$67,380
Restricted cash, current	765	1,061
Restricted cash	2,621	2,464
Total cash, cash equivalents and restricted cash	$113,147	$70,905
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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2026 and 2025 each contain 52 weeks and the six months ended June 27, 2026 and June 28, 2025 each contained 26 weeks. Fiscal 2026 will end on December 26, 2026.

Significant Accounting Policies
Our significant accounting policies have not changed during the six months ended June 27, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.

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

Reclassifications
Certain immaterial reclassifications were made to prior-year amounts to conform to the current-year presentation. These reclassifications included presenting factory start-up costs separately from selling, general and administrative expenses in the Condensed Consolidated Statements of Income, combining depreciation and amortization into a single line item in the Condensed Consolidated Statements of Cash Flows, and presenting accrued restructuring charges separately from other accrued liabilities in Note 6, Accrued Liabilities. These reclassifications had no impact on previously reported results of operations, financial position, or cash flows.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
SK hynix Inc.	24.3%	25.0%	26.8%	24.2%
Intel Corporation	*	12.4%	*	12.2%
Taiwan Semiconductor Manufacturing Company Ltd.	11.0%	10.4%	10.3%	*
	35.3%	47.8%	37.1%	36.4%
* Less than 10% of revenues.

At June 27, 2026, three customers accounted for 17.1%, 16.9%, and 12.9% of gross accounts receivable, compared with two customers that accounted for 15.8% and 10.8% at December 27, 2025.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	June 27, 2026	December 27, 2025
Raw materials	$55,920	$47,969
Work-in-progress	45,305	42,812
Finished goods	20,184	20,103
	$121,409	$110,884

Note 4 — Acquisition

On December 15, 2025, we acquired 100% of the shares of Keystone Photonics for total consideration of $20.6 million, net of cash acquired of $1.7 million. Keystone Photonics provides optical probing technology used in the testing of silicon photonics (“SiPh”) and co‑packaged optics (“CPO”) devices. The acquisition expands the Company’s testing capabilities in these areas and supports customers as SiPh and CPO technologies transition from development into high‑volume manufacturing, including applications related to artificial intelligence data-center infrastructure.

The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The purchase price was initially allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date, including goodwill representing the excess of consideration transferred over the fair value of identifiable net assets acquired. During the measurement period, the Company finalized certain valuation analyses and recorded adjustments to the purchase price allocation. See Note 5, Goodwill and Intangible Assets, for information regarding changes to identifiable intangible assets and goodwill resulting from these adjustments. No portion of the goodwill is expected to be deductible for tax purposes.

The preliminary purchase price allocation, measurement period adjustments, and adjusted fair values of the assets acquired, including goodwill and intangibles, and liabilities assumed is as follows (in thousands):

	Preliminary	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$1,674	$—	$1,674
Other current assets	728	—	728
Property, plant and equipment	518	—	518
Operating lease, right-of-use-assets	888	—	888
Other non-current assets	19	—	19
Tangible assets acquired	3,827	—	3,827

Accounts payable and accrued liabilities	(1,650)	—	(1,650)
Operating lease liabilities	(888)	—	(888)
Deferred tax liabilities	(2,471)	(1,068)	(3,539)
Total net tangible assets acquired and liabilities assumed	(1,182)	(1,068)	(2,250)

Intangible assets	8,385	3,623	12,008
Goodwill	15,050	(2,555)	12,495
Net assets acquired	$22,253	$—	$22,253

The intangible assets as of the acquisition date included (in thousands, except years):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$10,447	10.0
Customer relationships	1,526	4.0
Trade names	35	2.0
Total intangible assets	$12,008	9.2

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 28, 2024	$177,369	$21,802	$199,171
Acquisition - Keystone	—	15,050	15,050
Foreign currency translation	—	1,808	1,808
Goodwill, as of December 27, 2025	177,369	38,660	216,029
Acquisition - Keystone measurement period adjustment	—	(2,555)	(2,555)
Foreign currency translation	—	(917)	(917)
Goodwill, as of June 27, 2026	$177,369	$35,188	$212,557

We have not recorded goodwill impairments for the six months ended June 27, 2026.

Intangible assets were as follows (in thousands):

	June 27, 2026			December 27, 2025
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$170,495	$153,855	$16,640	$169,165	$152,863	$16,302
Trade name	7,883	7,858	25	7,894	7,894	—
Customer relationships	49,612	48,316	1,296	48,249	48,249	—
	$227,990	$210,029	$17,961	$225,308	$209,006	$16,302

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenues	$745	$474	$1,395	$957
Selling, general and administrative	196	191	196	382
	$941	$665	$1,591	$1,339

The estimated future amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$1,582
2027	3,142
2028	3,014
2029	3,014
2030	2,056
Thereafter	5,153
$17,961

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 27, 2026	December 27, 2025
Accrued compensation and benefits	$37,069	$31,495
Accrued employee stock purchase plan contributions withheld	5,602	5,190
Accrued restructuring charges	4,282	464
Accrued warranty	2,422	2,503
Accrued income and other taxes	881	3,098
Other accrued expenses	3,036	4,785
	$53,292	$47,535

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

The restructuring plans are expected to result in the Company recording restructuring charges in the aggregate amount of approximately $32.0 million to $40.0 million, estimated to be comprised primarily of $17.5 million to $20.0 million of cost related to the impairment and accelerated depreciation of property and equipment, $10.0 million to $12.5 million of costs relating to employee severance and benefits, $1.0 million to $2.0 million of impairment and accelerated amortization of right-

of-use assets, and $3.5 million to $5.5 million of other costs. These restructuring charges relate primarily to the Company’s Probe Cards segment, and the Company expects the majority of charges to be incurred in fiscal 2026.

Total restructuring charges included in our Condensed Consolidated Statements of Income for the three and six months ended June 27, 2026 were as follows (in thousands):

	Three Months Ended	Six months ended
	June 27, 2026	June 27, 2026
Cost of revenues	$4,292	$25,790
Research and development	(33)	$1,341
Selling, general and administrative	234	683
	$4,493	$27,814

Changes to the restructuring accrual in the six months ended June 27, 2026 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Property and Equipment	Leases	Other Costs	Total
December 27, 2025	$464	$—	$—	$—	$—	$464
Restructuring charges	7,964	128	16,251	1,206	2,265	27,814
Cash payments	(4,146)	—	—	(37)	(2,265)	(6,448)
Non-cash settlement	—	(128)	(16,251)	(1,169)	—	(17,548)
June 27, 2026	$4,282	$—	$—	$—	$—	$4,282

Note 8 — Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of June 27, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of June 27, 2026 was 0.15%.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at June 27, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.48%. As of June 27, 2026, the balance outstanding pursuant to the Building Term Loan was $11.7 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of June 27, 2026, the notional amount of the loan that is subject to this interest rate swap is $11.7 million.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the six months ended June 27, 2026 or the year ended December 27, 2025.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities. The carrying value of debt approximates fair value due to its variable interest rate.

No changes were made to our valuation techniques during the first six months of fiscal 2026.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

June 27, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$63,613	$—	$—	$63,613
U.S. treasuries	998	—	—	998
Commercial paper	—	2,985	—	2,985
	64,611	2,985	—	67,596
Marketable securities:
U.S. treasuries	107,080	—	—	107,080
U.S. agency securities	—	15,572	—	15,572
Corporate bonds	—	100,630	—	100,630
Commercial paper	—	12,597	—	12,597
	107,080	128,799	—	235,879
Promissory note receivable	—	—	1,526	1,526
Interest rate swap derivative contract	—	1,434	—	1,434
Total assets	$171,691	$133,218	$1,526	$306,435
Liabilities:
Foreign exchange derivative contracts	$—	$(776)	$—	$(776)
Total liabilities	$—	$(776)	$—	$(776)

December 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,017	$—	$—	$62,017
Commercial paper	—	500	—	500
	62,017	500	—	62,517
Marketable securities:
U.S. treasuries	76,626	—	—	76,626
U.S. agency securities	—	12,905	—	12,905
Corporate bonds	—	74,897	—	74,897
Commercial paper	—	7,414	—	7,414
	76,626	95,216	—	171,842
Promissory note receivable	—	—	1,522	1,522
Interest rate swap derivative contract	—	1,422	—	1,422
Total assets	$138,643	$97,138	$1,522	$237,303

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at June 27, 2026 will mature by the first quarter of fiscal 2027.

The following table provides information about our foreign currency forward contracts outstanding as of June 27, 2026 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Sell	28,070	32,940
Japanese Yen	Sell	2,413,114	14,944
Taiwan Dollar	Sell	124,401	3,892
Korean Won	Buy	5,640,798	3,656

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and six months ended June 27, 2026 or June 28, 2025.

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

Changes in our warranty liability were as follows (in thousands):

	Six Months Ended
	June 27, 2026	June 28, 2025
Balance at beginning of year	$2,503	$3,558
Accruals	2,296	3,076
Settlements	(2,377)	(3,362)
Balance at end of period	$2,422	$3,272

Note 11 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	June 27, 2026	December 27, 2025
Land	$35,274	$35,274
Building and building improvements	46,508	46,502
Machinery and equipment	313,516	317,024
Computer equipment and software	45,308	45,135
Furniture and fixtures	7,060	7,043
Leasehold improvements	102,682	104,262
Sub-total	550,348	555,240
Less: Accumulated depreciation and amortization	(400,567)	(390,323)
Net property, plant and equipment	149,781	164,917
Construction-in-progress	115,621	94,151
Total	$265,402	$259,068

We incurred non-cash asset impairment and depreciation charges of $0.6 million and $16.3 million during the three and six months ended June 27, 2026, respectively, as a direct result of the 2026 Restructuring Plans (see Note 7, Restructuring Charges).

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

During the three and six months ended June 27, 2026, we recorded income of $2.2 million and $3.8 million, respectively, from our equity share of the HoldCo using lag reporting. As of June 27, 2026, the carrying value of our investment was $65.9 million.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business. Total related party purchases of inventory from FICT during the three and six months ended June 27, 2026 was $5.2 million and $8.2 million, respectively.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the six months ended June 27, 2026, we did not repurchase shares of common stock under this plan, and as of June 27, 2026, $70.9 million remained available for future repurchases.

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

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 27, 2025	1,874,319	$35.10
Awards granted	31,254	108.11
Awards vested	(437,002)	32.85
Awards forfeited	(141,215)	36.94
RSUs at June 27, 2026	1,327,356	37.37

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria. There were no PRSUs granted during the six months ended June 27, 2026. PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Six Months Ended
June 27, 2026
Shares issued	176,570
Weighted average per share purchase price	$33.06
Weighted average per share discount from the fair value of our common stock on the date of issuance	$37.49

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Cost of revenues	$1,726	$1,690	$3,567	$3,695
Research and development	1,966	2,536	4,370	5,182
Selling, general and administrative	4,966	5,165	8,784	10,310
Total stock-based compensation	$8,658	$9,391	$16,721	$19,187

Unrecognized Compensation Costs
At June 27, 2026, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period (in years)
Restricted stock units	$29,276	1.86
Performance restricted stock units	6,419	1.74
Employee stock purchase plan	353	0.09
Total unrecognized stock-based compensation expense	$36,048	1.82

Note 14 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Weighted-average shares used in computing basic net income per share	78,036	77,107	77,930	77,226
Add potentially dilutive securities	1,571	420	1,616	495
Weighted-average shares used in computing diluted net income per share	79,607	77,527	79,546	77,721

Securities not included as they would have been antidilutive	3	620	3	558

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

Note 16 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to nine years, and some leases include options to extend up to 20 years. We also have operating leases for automobiles with remaining lease terms of one year. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was three years as of June 27, 2026 and the weighted-average discount rate was 5.2%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Lease expense:
Operating lease expense	$2,000	$2,186	$5,031	$4,337
Short-term lease expense	131	132	299	236
Variable lease expense	346	932	1,100	1,712
	$2,477	$3,250	$6,430	$6,285

Future minimum payments under our non-cancelable operating leases were as follows as of June 27, 2026 (in thousands):

Fiscal Year	Amount
Remainder of 2026	$4,658
2027	8,891
2028	5,212
2029	687
2030	452
Thereafter	961
Total minimum lease payments	20,861
Less: interest	(2,593)
Present value of net minimum lease payments	18,268
Less: current portion	(8,317)
Total long-term operating lease liabilities	$9,951

Note 17 — Revenue

Transaction price allocated to the remaining performance obligations: On June 27, 2026, we had $10.8 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 56.4% of our remaining performance obligations as revenue in the remainder of fiscal 2026, approximately 38.4% in fiscal 2027, and approximately 5.2% in fiscal 2028 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of June 27, 2026 and December 27, 2025 were $5.2 million and $2.3 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of June 27, 2026 and December 27, 2025 were $24.8 million and $21.4 million, respectively. During the six months ended June 27, 2026, we recognized $14.0 million of revenue that was included in contract liabilities as of December 27, 2025.

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	June 27, 2026				June 28, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$209,695	$48,547	$—	$258,242	$162,108	$33,690	$—	$195,798
Cost of revenues	95,639	24,984	6,697	127,320	100,040	20,419	2,401	122,860
Gross profit	114,056	23,563	(6,697)	130,922	62,068	13,271	(2,401)	72,938
Gross margin	54.4%	48.5%		50.7%	38.3%	39.4%		37.3%
Research and development	22,961	6,205	1,933	31,099	20,974	5,261	2,558	28,793
Selling	8,601	4,910	1,431	14,942	7,181	3,424	1,369	11,974
Marketing	1,869	1,924	1,357	5,150	1,598	1,882	1,327	4,807
Net contribution	$80,625	$10,524	$(11,418)	79,731	$32,315	$2,704	$(7,655)	27,364
General and administrative				17,073				14,701
Factory start-up costs				4,859				357
Operating income				57,799				12,306
Interest income, net				2,683				2,642
Other income (expense), net				212				(6)
Income before income taxes and equity investment				$60,694				$14,942

	Six Months Ended
	June 27, 2026				June 28, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$407,952	$76,434	$—	$484,386	$298,628	$68,526	$—	$367,154
Cost of revenues	193,765	42,269	30,636	266,670	184,945	39,740	5,008	229,693
Gross profit	214,187	34,165	(30,636)	217,716	113,683	28,786	(5,008)	137,461
Gross margin	52.5%	44.7%		44.9%	38.1%	42.0%		37.4%
Research and development	44,733	11,436	5,710	61,879	42,030	9,229	5,334	56,593
Selling	16,324	8,748	2,746	27,818	13,747	7,084	4,170	25,001
Marketing	3,491	3,744	2,992	10,227	3,178	3,623	2,453	9,254
Net contribution	$149,639	$10,237	$(42,084)	117,792	$54,728	$8,850	$(16,965)	46,613
General and administrative				31,412				30,681
Factory start-up costs				11,933				357
Operating income				74,447				15,575
Interest income, net				4,857				5,959
Other income (expense), net				653				884
Income before income taxes and equity investment				$79,957				$22,418

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	June 27, 2026			June 28, 2025
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$121,839	$—	$121,839	$99,513	$—	$99,513
DRAM	84,999	—	84,999	57,057	—	57,057
Flash	2,857	—	2,857	5,538	—	5,538
Systems	—	48,547	48,547	—	33,690	33,690
Total	$209,695	$48,547	$258,242	$162,108	$33,690	$195,798
Timing of revenue recognition:
Products transferred at a point in time	$208,065	$46,501	$254,566	$160,552	$30,243	$190,795
Products and services transferred over time	1,630	2,046	3,676	1,556	3,447	5,003
Total	$209,695	$48,547	$258,242	$162,108	$33,690	$195,798
Geographical region:
Taiwan	$78,408	$16,013	$94,421	$46,814	$6,065	$52,879
South Korea	73,208	216	73,424	55,836	1,293	57,129
United States	26,499	11,719	38,218	32,849	8,075	40,924
China	8,372	8,519	16,891	4,633	4,767	9,400
Europe	3,771	5,694	9,465	3,224	4,024	7,248
Malaysia	8,295	776	9,071	5,112	43	5,155
Singapore	5,132	1,605	6,737	5,489	1,190	6,679
Rest of World	2,230	2,980	5,210	1,071	647	1,718
Japan	3,780	1,025	4,805	7,080	7,586	14,666
Total	$209,695	$48,547	$258,242	$162,108	$33,690	$195,798

	Six Months Ended
	June 27, 2026			June 28, 2025
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$233,027	$—	$233,027	$184,785	$—	$184,785
DRAM	167,932	—	167,932	105,915	—	105,915
Flash	6,993	—	6,993	7,928	—	7,928
Systems	—	76,434	76,434	—	68,526	68,526
Total	$407,952	$76,434	$484,386	$298,628	$68,526	$367,154
Timing of revenue recognition:
Products transferred at a point in time	$404,350	$71,221	$475,571	$295,273	$61,578	$356,851
Products and services transferred over time	3,602	5,213	8,815	3,355	6,948	10,303
Total	$407,952	$76,434	$484,386	$298,628	$68,526	$367,154
Geographical region:
Taiwan	$146,653	$18,608	$165,261	$87,561	$10,680	$98,241
South Korea	152,974	1,012	153,986	98,045	2,255	100,300
United States	48,321	19,307	67,628	60,633	20,616	81,249
China	16,178	12,075	28,253	12,785	10,230	23,015
Europe	6,891	10,348	17,239	6,759	8,270	15,029
Singapore	12,214	4,798	17,012	10,360	2,568	12,928
Japan	8,862	4,225	13,087	12,259	12,726	24,985
Malaysia	11,954	831	12,785	7,664	91	7,755
Rest of the world	3,905	5,230	9,135	2,562	1,090	3,652
Total	$407,952	$76,434	$484,386	$298,628	$68,526	$367,154

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial and operating results, revenues, gross margins, liquidity, operating expenses, effective tax rate and deferred tax assets, products, projected costs and capital expenditure requirements, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as “may,” “likely,” “will,” “could,” “forecast,” “should,” “expect,” “estimate,” “plan,” “intend,” “anticipate,” “target,” “believe,” “potential,” “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits of acquisitions and investments, including our capital expenditures, our restructuring plans, our credit facilities, our supply chain, our tax burden, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility, legislative changes and similar factors, our ability to execute our business strategy including any plans of expansion, and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 27, 2025 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

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

We generated net income of $76.6 million in the first six months of fiscal 2026, compared to $15.5 million in the first six months of fiscal 2025. The increase in net income was primarily attributable to higher revenues, including record quarterly revenue in both the first and second quarters of fiscal 2026, and improved gross margins. These favorable factors were partially offset by higher restructuring charges associated with initiatives to better align our cost structure and support gross margin improvement.

Recent Developments

Tariff refunds — Beginning in 2025, the United States imposed additional tariffs on a wide range of imported products under various legal authorities, including the International Emergency Economic Powers Act (“IEEPA”). These tariffs were subsequently modified through incremental increases, decreases, pauses, and limited exemptions.

On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under IEEPA were not authorized by the statute. While the ruling did not establish a refund process, the U.S. Court of International Trade subsequently ordered U.S. Customs and Border Protection (“CBP”) to implement a process to administer refunds, which CBP began executing with the April 20, 2026 deployment of the Consolidated Administration and Processing of Entries (“CAPE”) system for certain IEEPA refund claims. We paid tariffs under IEEPA, and are following the established refund filing and validation process through the CAPE system, along with other importers seeking IEEPA refunds.

As of June 27, 2026, we received approximately $0.8 million in IEEPA refunds. We anticipate refunds of approximately $7.0 million to $9.0 million in the third quarter of fiscal 2026.

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

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the six months ended June 27, 2026, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 27, 2025.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	49.3	62.7	55.1	62.6
Gross profit	50.7	37.3	44.9	37.4
Operating expenses:
Research and development	12.0	14.7	12.8	15.4
Selling, general and administrative	14.4	16.1	14.3	17.7
Factory start-up costs	1.9	0.2	2.4	0.1
Total operating expenses	28.3	31.0	29.5	33.2
Operating income	22.4	6.3	15.4	4.2
Interest income, net	1.0	1.3	1.0	1.6
Other income (expense), net	0.1	—	0.1	0.2
Income before income taxes and equity investment	23.5	7.6	16.5	6.0
Provision for income taxes	2.6	1.2	1.5	0.9
Income (loss) from equity investment	0.9	(1.8)	0.8	(0.9)
Net income	21.8%	4.6%	15.8%	4.2%

Revenues by Segment and Market

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

	(In thousands)
Probe Cards	$209,695	$162,108	$407,952	$298,628
Systems	48,547	33,690	76,434	68,526
	$258,242	$195,798	$484,386	$367,154

	Three Months Ended
	June 27, 2026	% of Revenues	June 28, 2025	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$121,839	47.2%	$99,513	50.9%	$22,326	22.4%
DRAM	84,999	32.9	57,057	29.1	27,942	49.0
Flash	2,857	1.1	5,538	2.8	(2,681)	(48.4)
Systems Market:
Systems	48,547	18.8	33,690	17.2	14,857	44.1
Total revenues	$258,242	100.0%	$195,798	100.0%	$62,444	31.9%

	Six Months Ended
	June 27, 2026	% of Revenues	June 28, 2025	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$233,027	48.1%	$184,785	50.3%	$48,242	26.1%
DRAM	167,932	34.7	105,915	28.8	62,017	58.6
Flash	6,993	1.4	7,928	2.2	(935)	(11.8)
Systems Market:
Systems	76,434	15.8	68,526	18.7	7,908	11.5
Total revenues	$484,386	100.0%	$367,154	100.0%	$117,232	31.9%

Foundry & Logic — The increase in Foundry & Logic product revenues for the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, was driven by stronger probe-card demand for networking and high-performance compute microprocessor designs.

DRAM — The increase in DRAM product revenues for the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, was primarily driven by increased demand for high-bandwidth memory (“HBM”) designs utilized in generative artificial intelligence applications, with additional contributions from higher demand for other non-HBM DRAM designs. Revenue growth from HBM products accounted for approximately 75% and 69% of the year-over-year increase in DRAM product revenues for the three- and six-month periods, respectively.

Flash — The decrease in Flash product revenues for the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, was driven by decreased customer production activity and demand for our products. A portion of Flash product revenues during the period was associated with manufacturing activity at our Baldwin Park manufacturing facility, which was closed in connection with our 2026 Restructuring Plans. As a result of the facility closure and the expected growth of our other end markets, we expect Flash revenues to represent a smaller percentage of our overall revenue mix in future periods.

Systems — The increase in Systems market revenues for the three months ended June 27, 2026, compared to the three months ended June 28, 2025, was primarily driven by sales of Triton, our recently introduced high-volume co-packaged optics (“CPO”) testing solution. The increase in Systems market revenues for the six months ended June 27, 2026, compared to the six months ended June 28, 2025, was also primarily driven by sales of Triton, partially offset by lower revenue from legacy product offerings as manufacturing capacity and customer demand increasingly shifted toward the Triton platform.

Revenues by Geographic Region

	Three Months Ended				Six Months Ended
	June 27, 2026	% of Revenues	June 28, 2025	% of Revenues	June 27, 2026	% of Revenue	June 28, 2025	% of Revenue

	(Dollars in thousands)
Taiwan	$94,421	36.6%	$52,879	27.0%	$165,261	34.1%	$98,241	26.8%
South Korea	73,424	28.4	57,129	29.2	153,986	31.8	100,300	27.3
United States	38,218	14.8	40,924	20.9	67,628	14.0	81,249	22.1
China	16,891	6.5	9,400	4.8	28,253	5.8	23,015	6.3
Europe	9,465	3.7	7,248	3.7	17,239	3.6	15,029	4.1
Malaysia	9,071	3.5	5,155	2.6	12,785	2.6	7,755	2.1
Singapore	6,737	2.6	6,679	3.4	17,012	3.5	12,928	3.5
Japan	4,805	1.9	14,666	7.5	13,087	2.7	24,985	6.8
Rest of the world	5,210	2.0	1,718	0.9	9,135	1.9	3,652	1.0
Total revenues	$258,242	100.0%	$195,798	100.0%	$484,386	100.0%	$367,154	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain Taiwan customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in Taiwan, this sale will be reflected in the revenue for Taiwan rather than the U.S.

Changes in revenues by geographic region for the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, were primarily attributable to changes in customer demand, product sales mix, and the timing of customer shipments and revenue recognition. Specifically, the changes in revenues by geographic region were attributable to the following:
•Taiwan — Increased demand for our Foundry & Logic probe card products and increased demand for Triton, our recently introduced high-volume CPO testing platform within Systems, contributed to the increase in revenues.
•South Korea — Increased demand for our DRAM probe card products, including those supporting HBM designs, contributed to the increase in revenues.
•United States — Decreased demand for certain Foundry & Logic and Systems customers contributed to the decrease in revenue.
•Japan — Decreased demand for legacy Systems products.

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

We have been executing on initiatives for gross margin improvements through operational effectiveness and financial discipline, including:
•Deploying our workforce and existing manufacturing footprint more effectively, which included the execution of our 2026 Restructuring Plans. During the three and six months ended June 27, 2026, cost of revenues included $4.3 million and $25.8 million of restructuring costs, respectively, in connection with the 2026 Restructuring Plans.
•Driving improvement in manufacturing yields in key process areas, innovating to reduce manufacturing spending, and reducing cycle times in key manufacturing operations.

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change
Gross profit	$130,922	$72,938	$57,984	79.5%
Gross margin	50.7%	37.3%

	Six Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change
Gross profit	$217,716	$137,461	$80,255	58.4%
Gross margin	44.9%	37.4%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	June 27, 2026				June 28, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$114,056	$23,563	$(6,697)	$130,922	$62,068	$13,271	$(2,401)	$72,938
Gross margin	54.4%	48.5%		50.7%	38.3%	39.4%		37.3%

	Six Months Ended
	June 27, 2026				June 28, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$214,187	$34,165	$(30,636)	$217,716	$113,683	$28,786	$(5,008)	$137,461
Gross margin	52.5%	44.7%		44.9%	38.1%	42.0%		37.4%

Probe Cards — For the three and six months ended June 27, 2026, gross profit and gross margins increased compared to the three and six months ended June 28, 2025, primarily due to increased revenue from a favorable product mix and higher factory utilization, which includes the impact of our gross margin initiatives described earlier.

Systems — For the three and six months ended June 27, 2026, gross profit and gross margins increased compared to the three and six months ended June 28, 2025, primarily due to increased revenue from a favorable product mix on increased volumes, partially offset by an increase in manufacturing spending.

Corporate and Other — Corporate and Other includes unallocated expenses relating to restructuring charges, net, stock-based compensation expense, and amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The increase in Corporate and Other costs for the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, was primarily attributable to restructuring charges of $4.3 million and $25.8 million, respectively, incurred in connection with the 2026 Restructuring Plans.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, and material costs. For the three and six months ended June 27, 2026, compared to the three and six months ended June 28, 2025, gross profit and gross margins increased due to increased revenue from a favorable product mix and higher factory utilization, which includes the impact of our gross margin initiatives described earlier, partially offset by the restructuring charges incurred in connection with the 2026 Restructuring Plans.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Stock-based compensation	$1,726	$1,690	$3,567	$3,695

Research and Development

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Research and development	$31,099	$28,793	$2,306	8.0%
% of revenues	12.0%	14.7%

	Six Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Research and development	$61,879	$56,593	$5,286	9.3%
% of revenues	12.8%	15.4%

Research and development expenses increased for the three months ended June 27, 2026, compared to the corresponding period in the prior year, primarily due to higher performance-based compensation, partially offset by lower project material costs, lower stock-based compensation expense, and lower general operating costs.

For the six months ended June 27, 2026, research and development expenses increased compared to the corresponding prior-year period, primarily due to higher performance-based compensation and $1.3 million of restructuring charges incurred in connection with the 2026 Restructuring Plans. These increases were partially offset by lower project material costs, lower general operating costs, and lower stock-based compensation expense.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 27, 2026 compared to Three Months Ended June 28, 2025	Six Months Ended June 27, 2026 compared to Six Months Ended June 28, 2025
Employee compensation costs	$3,953	7,133
Project material costs	(809)	(1,561)
Stock-based compensation expense	(570)	(812)
General operational costs	(213)	$(671)
Restructuring charges	(55)	1,197
	$2,306	$5,286

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Stock-based compensation expense	$1,966	$2,536	$4,370	$5,182

Selling, General and Administrative

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$37,165	$31,482	$5,683	18.1%
% of revenues	14.4%	16.1%

	Six Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$69,457	$64,936	$4,521	7.0%
% of revenues	14.3%	17.7%

Selling, general and administrative expenses increased for the three months ended June 27, 2026, compared to the corresponding period in the prior year, primarily due to higher employee compensation costs resulting from increased performance-based compensation, higher commission expense driven by increased revenue levels, and higher general operating costs.

For the six months ended June 27, 2026, selling, general and administrative expenses increased compared to the corresponding prior-year period, primarily due to higher employee compensation costs resulting from increased performance-based compensation and higher commission expense driven by increased revenue levels, partially offset by lower restructuring charges and lower stock-based compensation expense.

A detail of the changes is as follows (in thousands):

	Three Months Ended June 27, 2026 compared to Three Months Ended June 28, 2025	Six Months Ended June 27, 2026 compared to Six Months Ended June 28, 2025
Employee compensation costs	$4,702	$7,917
Commission expenses	616	435
General operating expenses	485	(155)
Stock-based compensation expense	(199)	(1,526)
Restructuring charges	79	(2,150)
	$5,683	$4,521

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Stock-based compensation expense	$4,966	$5,165	$8,784	$10,310

Stock-based compensation expense was lower for the six months ended June 27, 2026, primarily due to the reversal of previously recognized equity compensation expense resulting from the departure of our former Chief Financial Officer in the first quarter of fiscal 2026.

Factory Start-Up Costs

	Three Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$4,859	$357	$4,502	1,261.1%
% of revenues	1.9%	0.2%

	Six Months Ended
	June 27, 2026	June 28, 2025	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$11,933	$357	$11,576	3,242.6%
% of revenues	2.4%	0.1%

Factory start-up costs are costs associated with our newly purchased manufacturing site in Farmers Branch, Texas. The start-up costs consist of consulting costs, employee compensation costs, utilities, taxes and licenses, facility maintenance, and other expenses being incurred while the site is being brought to its intended use. These costs are expected to continue throughout the build-out, and will move to cost of revenues as the production ramps begin. Production ramps are expected to begin at this site late in the fourth quarter of fiscal 2026.

Interest Income, Net

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

	(Dollars in thousands)
Interest Income	$2,878	$2,734	$5,307	$6,150
Weighted average balance of cash and investments	$335,104	$289,427	$320,304	$319,546
Weighted average yield on cash and investments	3.79%	4.26%	3.73%	4.37%

Interest Expense	$195	$92	$450	$191
Average debt outstanding	$11,703	$12,827	$11,848	$12,968
Weighted average interest rate on debt	2.75%	2.75%	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash, and marketable securities. Interest income increased for the three months ended June 27, 2026, compared to the corresponding period in the prior year, primarily due to higher average invested balances and interest income recognized on tariff refunds, partially offset by lower yields. Interest income decreased for the six months ended June 27, 2026, compared to the corresponding period in the prior year, primarily due to lower yields on invested balances.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, commitment fee on our revolving credit facility, term loan issuance costs amortization charges, and our revolving credit facility issuance costs amortization charges. The interest expense for the three and six months ended June 27, 2026 increased compared with the corresponding period in the prior year due to our entry into the revolving credit facility in the third quarter of fiscal 2025.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025

	(In thousands, except percentages)
Provision for income taxes	$6,729	$2,372	$7,125	$3,447
Effective tax rate	11.1%	15.9%	8.9%	15.4%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived deduction eligible income (“FDDEI”) deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in the benefit or expense related to stock-based compensation expense, future expansion into areas with varying country, state, and local income tax rates, and deductibility of certain costs and expenses by jurisdiction. The decrease in our effective tax rate for the three and six months ended June 27, 2026 compared to the corresponding period in the prior year was primarily driven by increased tax benefits associated with higher U.S. taxable income, including a larger FDDEI deduction, together with increased discrete tax benefits from stock-based compensation.

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $505.3 million at June 27, 2026, compared to $433.2 million at December 27, 2025.

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

Our cash, cash equivalents and marketable securities totaled approximately $345.6 million at June 27, 2026, compared to $275.2 million at December 27, 2025. We have the full amount available under our $150 million revolving credit facility as of June 27, 2026. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and the available capacity under our revolving credit facility, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, including the Farmers Branch expansion, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Six Months Ended
	June 27, 2026	June 28, 2025

	(In thousands)
Net cash provided by operating activities	$106,764	$42,432
Net cash used in investing activities	$(88,711)	$(163,213)
Net cash used in financing activities	$(10,722)	$(7,178)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the six months ended June 27, 2026 was attributable to net income of $76.6 million and net non-cash expenses of $56.1 million, partially offset by the increase in net working capital of $25.9 million. The cash used in net working capital was primarily driven by increased accounts receivable, net, of $30.7 million and increased inventories of $19.6 million, partially offset by increased accounts payable of $14.5 million, increased accrued liabilities of $5.2 million, and increased deferred revenue of $3.4 million. The non-cash expenses mainly consisted of depreciation and amortization, stock-based compensation, non-cash restructuring, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the six months ended June 27, 2026 primarily related to $64.5 million in net purchases of marketable securities and $24.8 million of property, plant and equipment purchases.

Financing Activities
Net cash used in financing activities for the six months ended June 27, 2026 primarily related to $16.0 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $5.8 million received from issuances of common stock under our employee stock purchase plan.

Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of June 27, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of June 27, 2026 was 0.15%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default, including limitations on subsidiary indebtedness and liens, and the requirement to maintain specified financial ratios including the requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter with an increase to 4.00 to 1.00 for four quarters following a permitted acquisition. We were in compliance with the Facility's covenants as of June 27, 2026.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at June 27, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.48%. As of June 27, 2026, the balance outstanding pursuant to the Building Term Loan was $11.7 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of June 27, 2026, the notional amount of the loan that is subject to this interest rate swap is $11.7 million.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the six months ended June 27, 2026, we did not repurchase shares of common stock under this program as we prioritized capital investments associated with the ramp of our Farmers Branch manufacturing facility. As of June 27, 2026, $70.9 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of June 27, 2026:

	Payments Due In Fiscal Year
	Remainder 2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$4,658	$8,891	$5,212	$687	$452	$961	$20,861
Term loans - principal payments	575	1,175	1,208	1,242	1,278	6,212	11,690
Term loans - interest payments(1)	319	588	524	456	383	808	3,078
Revolver - commitment fee(2)	114	228	232	228	131	—	933
Total	$5,666	$10,882	$7,176	$2,613	$2,244	$7,981	$36,562
(1) Represents our minimum interest payment commitments at 5.48% per annum, excluding the interest rate swap described in Debt, above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $55.5 million as of June 27, 2026. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of June 27, 2026, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 27, 2026, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended June 27, 2026 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

We did not repurchase any shares of our common stock during the second quarter of fiscal 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended June 27, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On June 1, 2026, Aric McKinnis, the Company's Chief Financial Officer, terminated a Rule 10b5-1 trading arrangement for the potential sale of up to 5,552 shares of our Company stock. This arrangement was initially adopted on December 4, 2025.

The above arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of FormFactor, Inc, dated May 15, 2026	8-K	5/19/2026	000-50307
3.2	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/30/2025	000-50307
10.01	FormFactor Inc. Amended and Restated 2012 Equity Incentive Plan, as approved by stockholders of the Company on May 15, 2026, and forms of agreements there under				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	August 4, 2026	By:	/s/ ARIC MCKINNIS

Aric McKinnis
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)