Form 10-Q
period 2026-09-26
FORMFACTOR INC
filed 2026-11-03
CIK 1039399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

(Mark one)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
Or
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

As of October 28, 2026, 78,403,115 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

FORMFACTOR, INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FORMFACTOR, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 26, 2026	December 27, 2025
ASSETS
Current assets:
Cash and cash equivalents	$138,179	$103,330
Marketable securities	257,233	171,842
Accounts receivable, net of allowance for credit losses of $6 and $29	152,663	125,416
Inventories, net	129,635	110,884
Restricted cash	729	1,063
Prepaid expenses and other current assets	45,855	44,519
Total current assets	724,294	557,054
Restricted cash	2,861	2,654
Operating lease, right-of-use-assets	13,497	17,202
Property, plant and equipment, net of accumulated depreciation	300,369	259,068
Equity investment	70,467	64,096
Goodwill	212,562	216,029
Intangible assets, net	17,172	16,302
Deferred tax assets	87,682	89,524
Other assets	2,797	2,433
Total assets	$1,431,701	$1,224,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,408	$47,436
Accrued liabilities	57,714	47,535
Current portion of long-term debt, net of unamortized issuance costs	1,161	1,137
Deferred revenue	36,589	20,091
Deferred grant	18,000	—
Operating lease liabilities	8,126	7,662
Total current liabilities	196,998	123,861
Long-term debt, less current portion, net of unamortized issuance costs	10,197	11,071
Deferred tax liabilities	2,281	1,600
Long-term operating lease liabilities	8,276	12,488
Deferred grant	—	18,000
Other liabilities	32,665	21,939
Total liabilities	250,417	188,959

Stockholders’ equity:
Common stock, $0.001 par value:
250,000,000 shares authorized; 78,403,115 and 77,647,935 shares issued and outstanding	78	78
Additional paid-in capital	864,843	863,547
Accumulated other comprehensive loss	(9,354)	(3,528)
Accumulated income	325,717	175,306
Total stockholders’ equity	1,181,284	1,035,403
Total liabilities and stockholders’ equity	$1,431,701	$1,224,362
 The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	$280,547	$202,676	$764,933	$569,830
Cost of revenues	127,151	122,050	393,821	351,743
Gross profit	153,396	80,626	371,112	218,087
Operating expenses:
Research and development	29,504	28,686	91,383	85,279
Selling, general and administrative	35,920	32,971	105,377	97,907
Factory start-up costs	6,375	964	18,308	1,321
Total operating expenses	71,799	62,621	215,068	184,507
Operating income	81,597	18,005	156,044	33,580
Interest income, net	3,336	1,976	8,193	7,935
Other income (expense), net	(143)	444	510	1,328
Income before income taxes and equity investment	84,790	20,425	164,747	42,843
Provision for income taxes	13,114	5,937	20,239	9,384
Income (loss) from equity investment	2,144	1,168	5,903	(2,316)
Net income	$73,820	$15,656	$150,411	$31,143
Net income per share:
Basic	$0.94	$0.20	$1.93	$0.40
Diluted	$0.93	$0.20	$1.89	$0.40
Weighted-average number of shares used in per share calculations:
Basic	78,287	77,387	78,049	77,270
Diluted	79,447	77,734	79,385	77,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$73,820	$15,656	$150,411	$31,143
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,616	(2,621)	(2,696)	9,081
Unrealized gains (losses) on available-for-sale marketable securities	(1,674)	114	(2,713)	374
Unrealized gains (losses) on derivative instruments	347	(895)	(417)	1,433
Other comprehensive income (loss), net of tax:	1,289	(3,402)	(5,826)	10,888
Comprehensive income	$75,109	$12,254	$144,585	$42,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Income	Total

	Three Months Ended September 26, 2026
Balances, June 27, 2026	78,120,725	$78	$870,028	$(10,643)	$251,897	$1,111,360
Issuance of common stock under the Employee Stock Purchase Plan	86,923	—	5,266	—	—	5,266
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	195,467	—	(19,633)	—	—	(19,633)
Stock-based compensation	—	—	9,182	—	—	9,182
Other comprehensive income	—	—	—	1,289	—	1,289
Net income	—	—	—	—	73,820	73,820
Balances, September 26, 2026	78,403,115	$78	$864,843	$(9,354)	$325,717	$1,181,284

	Nine Months Ended September 26, 2026
Balances, December 27, 2025	77,647,935	$78	$863,547	$(3,528)	$175,306	$1,035,403
Issuance of common stock under the Employee Stock Purchase Plan	263,493	—	11,102	—	—	11,102
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	491,687	—	(35,627)	—	—	(35,627)
Stock-based compensation	—	—	25,821	—	—	25,821
Other comprehensive loss	—	—	—	(5,826)	—	(5,826)
Net income	—	—	—	—	150,411	150,411
Balances, September 26, 2026	78,403,115	$78	$864,843	$(9,354)	$325,717	$1,181,284

	Three Months Ended September 27, 2025
Balances, June 28, 2025	77,111,430	$77	$850,064	$3,450	$136,432	$990,023
Issuance of common stock under the Employee Stock Purchase Plan	188,138	—	4,543	—	—	4,543
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	277,529	1	(4,991)	—	—	(4,990)
Purchase and retirement of common stock through repurchase program	(60,000)	—	(1,559)	—	—	(1,559)
Stock-based compensation	—	—	9,344	—	—	9,344
Other comprehensive loss	—	—	—	(3,402)	—	(3,402)
Net income	—	—	—	—	15,656	15,656
Balances, September 27, 2025	77,517,097	$78	$857,401	$48	$152,088	$1,009,615

	Nine Months Ended September 27, 2025
Balances, December 28, 2024	77,114,633	$77	$837,586	$(10,840)	$120,945	$947,768
Issuance of common stock under the Employee Stock Purchase Plan	385,189	—	11,119	—	—	11,119
Issuance of common stock pursuant to vesting of restricted stock units, net of stock withheld for tax	482,304	1	(8,610)	—	—	(8,609)
Issuance of common stock pursuant to private placement	334,971	—	15,000	—	—	15,000
Purchase and retirement of common stock through repurchase program	(800,000)	—	(26,168)	—	—	(26,168)
Stock-based compensation	—	—	28,474	—	—	28,474
Other comprehensive income	—	—	—	10,888	—	10,888
Net income	—	—	—	—	31,143	31,143
Balances, September 27, 2025	77,517,097	$78	$857,401	$48	$152,088	$1,009,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$150,411	$31,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,639	28,161
Reduction in the carrying amount of right-of-use assets	5,012	5,228
Stock-based compensation expense	25,556	28,703
Deferred income tax benefit	788	3,851
Provision for excess and obsolete inventories	10,615	9,922
Non-cash restructuring charges	15,437	2,119
Loss (income) from equity investment	(5,903)	2,316
Other adjustments to reconcile net income to net cash provided by operating activities	(678)	(874)
Changes in assets and liabilities:
Accounts receivable	(27,452)	(28,072)
Inventories	(30,186)	(13,912)
Prepaid expenses and other current assets	973	(4,527)
Other assets	(139)	(69)
Accounts payable	9,295	5,699
Accrued liabilities	9,518	(996)
Other liabilities	11,185	596
Deferred revenues	15,910	6,188
Operating lease liabilities	(5,947)	(6,053)
Net cash provided by operating activities	211,034	69,423
Cash flows from investing activities:
Acquisition of property, plant and equipment	(64,439)	(92,345)
Proceeds from sale of assets	875	103
Purchase of equity investment	—	(67,156)
Purchases of marketable securities	(178,334)	(95,378)
Proceeds from maturities and sales of marketable securities	91,149	98,281
Net cash used in investing activities	(150,749)	(156,495)
Cash flows from financing activities:
Proceeds from issuances of common stock	11,102	26,119
Purchase of common stock through stock repurchase program	—	(26,244)
Tax withholdings related to net share settlements of equity awards	(35,627)	(8,609)
Payments on term loan	(850)	(826)
Net cash used in financing activities	(25,375)	(9,560)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(188)	537
Net increase (decrease) in cash, cash equivalents and restricted cash	34,722	(96,095)
Cash, cash equivalents and restricted cash, beginning of year	107,047	197,206
Cash, cash equivalents and restricted cash, end of period	$141,769	$101,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORMFACTOR, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2026	September 27, 2025
Non-cash investing and financing activities:
Increase (decrease) in accounts payable and accrued liabilities related to property, plant and equipment purchases	$18,975	$(10,655)
Operating lease, right-of-use assets obtained in exchange for lease obligations	2,754	448

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$4,817	$7,614
Cash paid for interest	249	276
Operating cash outflows from operating leases	7,089	7,314

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$138,179	$97,678
Restricted cash, current	729	1,058
Restricted cash	2,861	2,375
Total cash, cash equivalents and restricted cash	$141,769	$101,111
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

Fiscal Year
We operate on a 52/53 week fiscal year, whereby the fiscal year ends on the last Saturday of December. Fiscal 2026 and 2025 each contain 52 weeks and the nine months ended September 26, 2026 and September 27, 2025 each contained 39 weeks. Fiscal 2026 will end on December 26, 2026.

Significant Accounting Policies
Our significant accounting policies have not changed during the nine months ended September 26, 2026 from those disclosed in our Annual Report on Form 10-K for the year ended December 27, 2025.

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

Reclassifications
Certain immaterial reclassifications were made to prior-year amounts to conform to the current-year presentation. These reclassifications included presenting accrued restructuring charges separately from other accrued liabilities in Note 6, Accrued Liabilities. These reclassifications had no impact on previously reported results of operations, financial position, or cash flows.

Note 2 — Concentration of Credit and Other Risks

Each of the following customers accounted for 10% or more of our revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
SK hynix Inc.	20.7%	24.5%	24.5%	24.3%
Intel Corporation	*	*	*	11.2%
Taiwan Semiconductor Manufacturing Company Ltd.	12.8%	*	11.2%	*
	33.5%	24.5%	35.7%	35.5%
* Less than 10% of revenues.

At September 26, 2026, three customers accounted for 22.0%, 15.0%, and 13.7% of gross accounts receivable, compared with two customers that accounted for 15.8% and 10.8% at December 27, 2025.

Note 3 — Inventories, net

Inventories are stated at the lower of cost (principally standard cost, which approximates actual cost on a first in, first out basis) or net realizable value.

Inventories, net, consisted of the following (in thousands):

	September 26, 2026	December 27, 2025
Raw materials	$63,989	$47,969
Work-in-progress	47,144	42,812
Finished goods	18,502	20,103
	$129,635	$110,884

Note 4 — Acquisition

On December 15, 2025, we acquired 100% of the shares of Keystone Photonics for total consideration of $20.6 million, net of cash acquired of $1.7 million. Keystone Photonics provides optical probing technology used in the testing of silicon photonics (“SiPh”), co‑packaged optics (“CPO”), and near-packaged optics (“NPO”) devices. The acquisition expands the Company’s testing capabilities in these areas and supports customers as SiPh, CPO, and NPO technologies transition from development into high‑volume manufacturing, including applications related to artificial intelligence data-center infrastructure.

The acquisition was accounted for under the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recognized on the consolidated balance sheets at their fair values as of the acquisition date. The purchase price was initially allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on management's estimates of their fair values as of the acquisition date, including goodwill representing the excess of consideration transferred over the fair value of identifiable net assets acquired. During the measurement period, the Company recorded adjustments to the purchase price allocation as additional information became available and certain valuation analyses were finalized. See Note 5, Goodwill and Intangible Assets, for information regarding changes to identifiable intangible assets and goodwill resulting from these adjustments. No portion of the goodwill is expected to be deductible for tax purposes.

The purchase price allocation was finalized during the second quarter of fiscal 2026. The table below summarizes the assets acquired, including goodwill and intangibles, and liabilities assumed as of December 15, 2025 (in thousands):

	Preliminary	Measurement Period Adjustments	As Adjusted
Cash and cash equivalents	$1,674	$—	$1,674
Other current assets	728	—	728
Property, plant and equipment	518	—	518
Operating lease, right-of-use-assets	888	—	888
Other non-current assets	19	—	19
Tangible assets acquired	3,827	—	3,827

Accounts payable and accrued liabilities	(1,650)	—	(1,650)
Operating lease liabilities	(888)	—	(888)
Deferred tax liabilities	(2,471)	(1,068)	(3,539)
Total net tangible assets acquired and liabilities assumed	(1,182)	(1,068)	(2,250)

Intangible assets	8,385	3,623	12,008
Goodwill	15,050	(2,555)	12,495
Net assets acquired	$22,253	$—	$22,253

The intangible assets as of the acquisition date included (in thousands, except years):

	Amount	Weighted Average Useful Life (in years)
Developed technologies	$10,447	10.0
Customer relationships	1,526	4.0
Trade names	35	2.0
Total intangible assets	$12,008	9.2

Note 5 — Goodwill and Intangible Assets

Goodwill by reportable segment was as follows (in thousands):

	Probe Cards	Systems	Total
Goodwill, as of December 28, 2024	$177,369	$21,802	$199,171
Acquisition - Keystone	—	15,050	15,050
Foreign currency translation	—	1,808	1,808
Goodwill, as of December 27, 2025	177,369	38,660	216,029
Acquisition - Keystone measurement period adjustment	—	(2,555)	(2,555)
Foreign currency translation	—	(912)	(912)
Goodwill, as of September 26, 2026	$177,369	$35,193	$212,562

We have not recorded goodwill impairments for the nine months ended September 26, 2026.

Intangible assets were as follows (in thousands):

	September 26, 2026			December 27, 2025
Intangible Assets	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Existing developed technologies	$170,499	$154,552	$15,947	$169,165	$152,863	$16,302
Trade name	7,884	7,862	22	7,894	7,894	—
Customer relationships	49,612	48,409	1,203	48,249	48,249	—
	$227,995	$210,823	$17,172	$225,308	$209,006	$16,302

Amortization expense was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenues	$697	$441	$2,092	$1,398
Selling, general and administrative	98	191	294	573
	$795	$632	$2,386	$1,971

The estimated future amortization of definite-lived intangible assets is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2026	$791
2027	3,142
2028	3,014
2029	3,014
2030	2,057
Thereafter	5,154
$17,172

Note 6 — Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 26, 2026	December 27, 2025
Accrued compensation and benefits	$43,338	$31,495
Accrued restructuring charges	4,948	464
Accrued warranty	2,455	2,503
Accrued employee stock purchase plan contributions withheld	2,512	5,190
Accrued income and other taxes	382	3,098
Other accrued expenses	4,079	4,785
	$57,714	$47,535

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

The restructuring plans are expected to result in the Company recording restructuring charges in the aggregate amount of approximately $32.0 million to $40.0 million, estimated to be comprised primarily of $16.0 million to $18.5 million of costs related to the impairment and accelerated depreciation of property and equipment, $10.0 million to $12.5 million of costs relating to employee severance and benefits, $1.0 million to $2.0 million of impairment and accelerated amortization of right-of-use assets, and $5.0 million to $7.0 million of other costs. These restructuring charges relate primarily to the Company’s Probe Cards segment, and the Company expects the majority of charges to be incurred in fiscal 2026.

Total restructuring charges included in our Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2026 were as follows (in thousands):

	Three Months Ended	Nine months ended
	September 26, 2026	September 26, 2026
Cost of revenues	$2,767	$28,557
Research and development	—	$1,341
Selling, general and administrative	84	767
	$2,851	$30,665

Changes to the restructuring accrual in the nine months ended September 26, 2026 were as follows (in thousands):

	Employee Severance and Benefits	Stock-based Compensation	Property and Equipment	Leases	Other Costs	Total
December 27, 2025	$464	$—	$—	$—	$—	$464
Restructuring charges	9,512	161	16,649	1,397	2,946	30,665
Cash payments	(5,028)	—	—	(435)	(2,946)	(8,409)
Non-cash settlement	—	(161)	(16,649)	(962)	—	(17,772)
September 26, 2026	$4,948	$—	$—	$—	$—	$4,948

Note 8 — Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of September 26, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of September 26, 2026 was 0.15%.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 26, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.55%. As of September 26, 2026, the balance outstanding pursuant to the Building Term Loan was $11.4 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of September 26, 2026, the notional amount of the loan that is subject to this interest rate swap is $11.4 million.

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

We did not have any transfers of assets or liabilities measured at fair value on a recurring basis to or from Level 1, Level 2 or Level 3 during the nine months ended September 26, 2026 or the year ended December 27, 2025.

The carrying values of Cash, Accounts receivable, net, Restricted cash, Prepaid expenses and other current assets, Accounts payable, and Accrued liabilities approximate fair value due to their short maturities. The carrying value of debt approximates fair value due to its variable interest rate.

No changes were made to our valuation techniques during the first nine months of fiscal 2026.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

September 26, 2026	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$52,801	$—	$—	$52,801
U.S. treasuries	1,246	—	—	1,246
Commercial paper	—	2,484	—	2,484
	54,047	2,484	—	56,531
Marketable securities:
U.S. treasuries	108,442	—	—	108,442
U.S. agency securities	—	15,070	—	15,070
Corporate bonds	—	117,253	—	117,253
Commercial paper	—	16,468	—	16,468
	108,442	148,791	—	257,233
Promissory note receivable	—	—	1,500	1,500
Interest rate swap derivative contract	—	1,697	—	1,697
Total assets	$162,489	$152,972	$1,500	$316,961
Liabilities:
Foreign exchange derivative contracts	$—	$(693)	$—	$(693)
Total liabilities	$—	$(693)	$—	$(693)

December 27, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$62,017	$—	$—	$62,017
Commercial paper	—	500	—	500
	62,017	500	—	62,517
Marketable securities:
U.S. treasuries	76,626	—	—	76,626
U.S. agency securities	—	12,905	—	12,905
Corporate bonds	—	74,897	—	74,897
Commercial paper	—	7,414	—	7,414
	76,626	95,216	—	171,842
Promissory note receivable	—	—	1,522	1,522
Interest rate swap derivative contract	—	1,422	—	1,422
Total assets	$138,643	$97,138	$1,522	$237,303

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

The fair value of our foreign exchange derivative contracts was determined based on current foreign currency exchange rates and forward points. All of our foreign exchange derivative contracts outstanding at September 26, 2026 will mature by the second quarter of fiscal 2027.

The following table provides information about our foreign currency forward contracts outstanding as of September 26, 2026 (in thousands):

Currency	Contract Position	Contract Amount (Local Currency)	Contract Amount (U.S. Dollars)
Euro	Buy	26,681	$31,289
Japanese Yen	Sell	3,181,285	20,251
Euro	Sell	7,068	8,054
Korean Won	Buy	6,235,214	4,615
Taiwan Dollar	Sell	141,237	4,450

Our foreign currency contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that utilize observable market inputs.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We measure and report our non-financial assets such as Property, plant and equipment, Equity investment, Goodwill and Intangible assets at fair value on a non-recurring basis if we determine these assets to be impaired or in the period when we make a business acquisition. Other than as discussed in Note 4, Acquisition, there were no assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended September 26, 2026 or September 27, 2025.

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

Changes in our warranty liability were as follows (in thousands):

	Nine Months Ended
	September 26, 2026	September 27, 2025
Balance at beginning of year	$2,503	$3,558
Accruals	3,670	3,884
Settlements	(3,718)	(4,899)
Balance at end of period	$2,455	$2,543

Note 11 — Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following (in thousands):

	September 26, 2026	December 27, 2025
Land	$35,274	$35,274
Building and building improvements	79,056	46,502
Machinery and equipment	322,149	317,024
Computer equipment and software	45,303	45,135
Furniture and fixtures	7,167	7,043
Leasehold improvements	103,063	104,262
Sub-total	592,012	555,240
Less: Accumulated depreciation and amortization	(409,488)	(390,323)
Net property, plant and equipment	182,524	164,917
Construction-in-progress	117,845	94,151
Total	$300,369	$259,068

We incurred non-cash asset impairment and depreciation charges of $0.4 million and $16.6 million during the three and nine months ended September 26, 2026, respectively, as a direct result of the 2026 Restructuring Plans (see Note 7, Restructuring Charges).

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

During the three and nine months ended September 26, 2026, we recorded income of $2.1 million and $5.9 million, respectively, from our equity share of the HoldCo using lag reporting. As of September 26, 2026, the carrying value of our investment was $70.5 million.

We engage in transactions with FICT, a related party and a supplier, in the normal course of business. Total related party purchases of inventory from FICT during the three and nine months ended September 26, 2026 was $4.1 million and $12.3 million, respectively.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the nine months ended September 26, 2026, we did not repurchase shares of common stock under this plan, and as of September 26, 2026, $70.9 million remained available for future repurchases.

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

Restricted Stock Units
Restricted stock unit (“RSU”) activity under our equity incentive plan was as follows:

	Units	Weighted Average Grant Date Fair Value
RSUs at December 27, 2025	1,874,319	$35.10
Awards granted	506,898	107.24
Awards vested	(800,514)	37.70
Awards forfeited	(174,216)	37.28
RSUs at September 26, 2026	1,406,487	59.35

Performance Restricted Stock Units
We may grant Performance RSUs (“PRSUs”) to certain executives, which vest based upon us achieving certain market performance criteria.

On August 6, 2026, we granted 65,616 PRSUs to certain senior executives for a total grant date fair value of $11.3 million which will be recognized ratably over the requisite service period. The performance criteria are based on Total Shareholder Returns (“TSR”) for the period of July 1, 2026 - June 30, 2029, relative to the TSR of the companies identified as being part of the S&P Semiconductors Select Industry Index (FormFactor peer companies) as of the grant date.

Of the 172,680 PRSUs granted in 2023, 58,152 shares were forfeited during the requisite service period, resulting in 114,528 shares that were subject to the achievement of certain TSR performance criteria, assuming 100% achievement of such criteria. We achieved 200% TSR performance, which resulted in a total of 229,056 shares vested and issued in fiscal 2026 related to the fiscal 2023 PRSU grant.

PRSUs are included as part of the RSU activity above.

Employee Stock Purchase Plan
Information related to activity under our Employee Stock Purchase Plan (“ESPP”) was as follows:

Nine Months Ended
September 26, 2026
Shares issued	263,493
Weighted average per share purchase price	$42.14
Weighted average per share discount from the fair value of our common stock on the date of issuance	$40.13

Stock-Based Compensation
Stock-based compensation was included in our Condensed Consolidated Statements of Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Cost of revenues	$1,657	$1,941	$5,224	$5,636
Research and development	1,959	2,525	6,329	7,707
Selling, general and administrative	5,219	5,050	14,003	15,360
Total stock-based compensation	$8,835	$9,516	$25,556	$28,703

Unrecognized Compensation Costs
At September 26, 2026, the unrecognized stock-based compensation was as follows (dollars in thousands):

	Unrecognized Expense	Average Expected Recognition Period (in years)
Restricted stock units	$56,064	2.35
Performance restricted stock units	16,106	2.35
Employee stock purchase plan	2,510	0.35
Total unrecognized stock-based compensation expense	$74,680	2.27

Note 14 — Net Income per Share

The following table reconciles the shares used in calculating basic net income per share and diluted net income per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Weighted-average shares used in computing basic net income per share	78,287	77,387	78,049	77,270
Add potentially dilutive securities	1,160	347	1,336	414
Weighted-average shares used in computing diluted net income per share	79,447	77,734	79,385	77,684

Securities not included as they would have been antidilutive	33	652	90	686

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

Note 16 — Leases

We lease real estate space under non-cancelable operating lease agreements for commercial and industrial space, as well as for a portion of our corporate headquarters located in Livermore, California. Our leases have remaining terms of one to eight years, and some leases include options to extend up to 20 years. We did not include any of our renewal options in our lease terms for calculating our lease liability as the renewal options allow us to maintain operational flexibility and we are not reasonably certain we will exercise these options at this time. The weighted-average remaining lease term for our operating leases was three years as of September 26, 2026 and the weighted-average discount rate was 5.3%.

The components of lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Lease expense:
Operating lease expense	$2,020	$2,132	$7,051	$6,469
Short-term lease expense	144	127	443	364
Variable lease expense	191	877	1,291	2,589
	$2,355	$3,136	$8,785	$9,422

Future minimum payments under our non-cancelable operating leases were as follows as of September 26, 2026 (in thousands):

Fiscal Year	Amount
Remainder of 2026	$2,356
2027	8,953
2028	5,273
2029	720
2030	471
Thereafter	973
Total minimum lease payments	18,746
Less: interest	(2,344)
Present value of net minimum lease payments	16,402
Less: current portion	(8,126)
Total long-term operating lease liabilities	$8,276

Note 17 — Revenue

Transaction price allocated to the remaining performance obligations: On September 26, 2026, we had $13.3 million of remaining performance obligations, which were comprised of deferred service contracts, extended warranty contracts, and contracts with overtime revenue recognition that are not yet delivered. We expect to recognize approximately 37.4% of our remaining performance obligations as revenue in the remainder of fiscal 2026, approximately 57.6% in fiscal 2027, and approximately 5.0% in fiscal 2028 and thereafter. The foregoing excludes the value of other remaining performance obligations as they have original durations of one year or less, and also excludes information about variable consideration allocated entirely to a wholly unsatisfied performance obligation.

Contract balances: The timing of revenue recognition may differ from the timing of invoicing to customers. Accounts receivable is recorded at the invoiced amount, net of an allowance for credit losses. A receivable is recognized in the period we deliver goods or provide services or when our right to consideration is unconditional. A contract asset is recorded when we have performed under the contract but our right to consideration is conditional on something other than the passage of time. Contract assets as of September 26, 2026 and December 27, 2025 were $3.2 million and $2.3 million, respectively, and are reported on the Condensed Consolidated Balance Sheets as a component of Prepaid expenses and other current assets.

Contract liabilities include payments received and payments due in advance of performance under a contract and are satisfied as the associated revenue is recognized. Contract liabilities are reported on the Condensed Consolidated Balance Sheets at the end of each reporting period as a component of Deferred revenue and Other liabilities. Contract liabilities as of September 26, 2026 and December 27, 2025 were $37.3 million and $21.4 million, respectively. During the nine months ended September 26, 2026, we recognized $15.6 million of revenue that was included in contract liabilities as of December 27, 2025.

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

The following table provides net contribution by reportable segment and includes a reconciliation to net income before income taxes (dollars in thousands):

	Three Months Ended
	September 26, 2026				September 27, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$221,095	$59,452	$—	$280,547	$166,380	$36,296	$—	$202,676
Cost of revenues	98,869	23,192	5,090	127,151	98,451	21,052	2,547	122,050
Gross profit	122,226	36,260	(5,090)	153,396	67,929	15,244	(2,547)	80,626
Gross margin	55.3%	61.0%		54.7%	40.8%	42.0%		39.8%
Research and development	21,092	6,453	1,959	29,504	21,785	4,404	2,497	28,686
Selling	7,884	4,789	1,372	14,045	7,621	3,445	1,552	12,618
Marketing	1,858	1,892	1,233	4,983	1,620	1,803	1,199	4,622
Net contribution	$91,392	$23,126	$(9,654)	104,864	$36,903	$5,592	$(7,795)	34,700
General and administrative				16,892				15,731
Factory start-up costs				6,375				964
Operating income				81,597				18,005
Interest income, net				3,336				1,976
Other income (expense), net				(143)				444
Income before income taxes and equity investment				$84,790				$20,425

	Nine Months Ended
	September 26, 2026				September 27, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Revenues	$629,047	$135,886	$—	$764,933	$465,008	$104,822	$—	$569,830
Cost of revenues	292,634	65,461	35,726	393,821	283,396	60,792	7,555	351,743
Gross profit	336,413	70,425	(35,726)	371,112	181,612	44,030	(7,555)	218,087
Gross margin	53.5%	51.8%		48.5%	39.1%	42.0%		38.3%
Research and development	65,825	17,889	7,669	91,383	63,815	13,633	7,831	85,279
Selling	24,208	13,537	4,118	41,863	21,368	10,529	5,722	37,619
Marketing	5,349	5,636	4,225	15,210	4,798	5,426	3,652	13,876
Net contribution	$241,031	$33,363	$(51,738)	222,656	$91,631	$14,442	$(24,760)	81,313
General and administrative				48,304				46,412
Factory start-up costs				18,308				1,321
Operating income				156,044				33,580
Interest income, net				8,193				7,935
Other income (expense), net				510				1,328
Income before income taxes and equity investment				$164,747				$42,843

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

Certain revenue category information by reportable segment was as follows (in thousands):

	Three Months Ended
	September 26, 2026			September 27, 2025
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$133,988	$—	$133,988	$92,933	$—	$92,933
DRAM	84,875	—	84,875	68,182	—	68,182
Flash	2,232	—	2,232	5,265	—	5,265
Systems	—	59,452	59,452	—	36,296	36,296
Total	$221,095	$59,452	$280,547	$166,380	$36,296	$202,676
Timing of revenue recognition:
Products transferred at a point in time	$218,470	$55,676	$274,146	$164,573	$33,649	$198,222
Products and services transferred over time	2,625	3,776	6,401	1,807	2,647	4,454
Total	$221,095	$59,452	$280,547	$166,380	$36,296	$202,676
Geographical region:
Taiwan	$84,939	$30,163	$115,102	$35,917	$10,994	$46,911
South Korea	66,576	2,546	69,122	68,644	2,158	70,802
United States	30,303	11,251	41,554	26,802	9,573	36,375
China	15,199	6,123	21,322	7,760	3,905	11,665
Singapore	7,385	1,608	8,993	8,697	1,240	9,937
Japan	5,753	2,190	7,943	8,406	2,979	11,385
Europe	3,443	4,424	7,867	2,441	4,922	7,363
Malaysia	5,371	279	5,650	5,633	181	5,814
Rest of World	2,126	868	2,994	2,080	344	2,424
Total	$221,095	$59,452	$280,547	$166,380	$36,296	$202,676

	Nine Months Ended
	September 26, 2026			September 27, 2025
	Probe Cards	Systems	Total	Probe Cards	Systems	Total
Market:
Foundry & Logic	$367,015	$—	$367,015	$277,718	$—	$277,718
DRAM	252,807	—	252,807	174,097	—	174,097
Flash	9,225	—	9,225	13,193	—	13,193
Systems	—	135,886	135,886	—	104,822	104,822
Total	$629,047	$135,886	$764,933	$465,008	$104,822	$569,830
Timing of revenue recognition:
Products transferred at a point in time	$622,820	$126,897	$749,717	$459,846	$95,227	$555,073
Products and services transferred over time	6,227	8,989	15,216	5,162	9,595	14,757
Total	$629,047	$135,886	$764,933	$465,008	$104,822	$569,830
Geographical region:
Taiwan	$231,592	$48,771	$280,363	$123,478	$21,674	$145,152
South Korea	219,550	3,558	223,108	166,689	4,413	171,102
United States	78,624	30,558	109,182	87,435	30,189	117,624
China	31,377	18,198	49,575	20,545	14,135	34,680
Singapore	19,599	6,406	26,005	19,057	3,808	22,865
Europe	10,334	14,772	25,106	9,200	13,192	22,392
Japan	14,615	6,415	21,030	20,665	15,705	36,370
Malaysia	17,325	1,110	18,435	13,297	272	13,569
Rest of the world	6,031	6,098	12,129	4,642	1,434	6,076
Total	$629,047	$135,886	$764,933	$465,008	$104,822	$569,830

Note 19 — Subsequent Events

On October 6, 2026, we entered into a Securities Purchase Agreement with Teradyne, Inc., a Massachusetts corporation, to issue and sell an aggregate of 2,234,887 shares of our common stock for aggregate cash consideration of approximately $300.0 million in a private placement transaction. The transaction is expected to close in the fourth quarter of fiscal 2026, subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Exchange Act of 1934 and the Securities Act of 1933, which are subject to known and unknown risks and uncertainties. The forward-looking statements include statements concerning, among other things, our business strategy (including the influence of anticipated trends and developments in our business and the markets in which we operate), financial and operating results, revenues, gross margins, liquidity, operating expenses, effective tax rate and deferred tax assets, products, our production plans, including the expected production ramp timing and benefits of the Farmers Branch site projected costs and capital expenditure requirements, research and development programs, sales and marketing initiatives, competition and impact of accounting standards. In some cases, you can identify these statements by forward-looking words, such as “may,” “likely,” “will,” “could,” “forecast,” “should,” “expect,” “estimate,” “plan,” “intend,” “anticipate,” “target,” “believe,” “potential,” “continue,” the negative or plural of these words and other comparable terminology.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q. You should not place undue reliance on these forward-looking statements. We have no obligation to update any of these statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these statements, including risks related to general market trends, the benefits and certainty of acquisitions and investments, including our capital expenditures, our restructuring plans, including our production plans, our credit facilities, our supply chain, our tax burden, uncertainties related to public health-related crises, the interpretation and impacts of changes in export controls, tariffs and other trade barriers, military conflicts, political volatility, legislative changes and similar factors, our ability to execute our business strategy including any plans of expansion, and other risks discussed in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended December 27, 2025 and in this Quarterly Report on Form 10-Q. You should carefully consider the numerous risks and uncertainties described under these sections.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “FormFactor” refer to FormFactor, Inc. and its subsidiaries.

Overview

FormFactor, Inc., headquartered in Livermore, California, is a leading provider of essential test and measurement technologies along the full semiconductor product lifecycle — from characterization, modeling, reliability, and design de-bug, to qualification and production test. We provide a broad range of high-performance probe cards, analytical probes, probe stations, thermal systems, and cryogenic systems to both semiconductor companies and scientific institutions. Our products provide electrical and optical information from a variety of semiconductor and electro-optical devices and integrated circuits from early research, through development, to high-volume production. Customers use our products and services to optimize device performance and advance yield learning.

We operate in two reportable segments consisting of the Probe Cards segment and the Systems segment. Sales of our probe cards and analytical probes are included in the Probe Cards segment, while sales of our probe stations, thermal systems and cryogenic systems are included in the Systems segment.

We generated net income of $150.4 million in the first nine months of fiscal 2026, compared to $31.1 million in the first nine months of fiscal 2025. The increase in net income was primarily attributable to higher revenues, with each quarter of fiscal 2026 achieving record quarterly revenue and surpassing the prior quarter's performance, as well as improved gross margins. These favorable factors were partially offset by higher restructuring charges associated with initiatives to better align our cost structure and support gross margin improvement.

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

As of September 26, 2026, we received approximately $9.9 million in IEEPA refunds. While the majority of our anticipated IEEPA refunds have been received, we expect to receive an additional $1.8 million during the fourth quarter of fiscal 2026.

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

Factory Expansion — In June 2025, we purchased a manufacturing site in Farmers Branch, Texas. We commenced production at this site late in the third quarter of fiscal 2026, with the first customer shipment occurring in the fourth quarter of fiscal 2026. We expect production to continue ramping throughout fiscal 2027. The facility expands our manufacturing footprint and is expected to support incremental production capacity and a more favorable cost structure overall, once ramped to initial target production levels.

Critical Accounting Estimates

Management’s Discussion and Analysis and Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K describe the significant accounting estimates and significant accounting policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the nine months ended September 26, 2026, there were no significant changes in our significant accounting policies or estimates from those reported in our Annual Report on Form 10-K for the year ended December 27, 2025.

Results of Operations

The following table sets forth our operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	45.3	60.2	51.5	61.7
Gross profit	54.7	39.8	48.5	38.3
Operating expenses:
Research and development	10.5	14.1	11.9	15.0
Selling, general and administrative	12.8	16.3	13.8	17.2
Factory start-up costs	2.3	0.5	2.4	0.2
Total operating expenses	25.6	30.9	28.1	32.4
Operating income	29.1	8.9	20.4	5.9
Interest income, net	1.2	1.0	1.0	1.4
Other income (expense), net	(0.1)	0.2	0.1	0.2
Income before income taxes and equity investment	30.2	10.1	21.5	7.5
Provision for income taxes	4.7	2.9	2.6	1.6
Income (loss) from equity investment	0.8	0.5	0.8	(0.4)
Net income	26.3%	7.7%	19.7%	5.5%

Revenues by Segment and Market

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(In thousands)
Probe Cards	$221,095	$166,380	$629,047	$465,008
Systems	59,452	36,296	135,886	104,822
	$280,547	$202,676	$764,933	$569,830

	Three Months Ended
	September 26, 2026	% of Revenues	September 27, 2025	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$133,988	47.8%	$92,933	45.9%	$41,055	44.2%
DRAM	84,875	30.2	68,182	33.6	16,693	24.5
Flash	2,232	0.8	5,265	2.6	(3,033)	(57.6)
Systems Market:
Systems	59,452	21.2	36,296	17.9	23,156	63.8
Total revenues	$280,547	100.0%	$202,676	100.0%	$77,871	38.4%

	Nine Months Ended
	September 26, 2026	% of Revenues	September 27, 2025	% of Revenues	$ Change	% Change

	(Dollars in thousands)
Probe Cards Markets:
Foundry & Logic	$367,015	48.0%	$277,718	48.7%	$89,297	32.2%
DRAM	252,807	33.0	174,097	30.6	78,710	45.2
Flash	9,225	1.2	13,193	2.3	(3,968)	(30.1)
Systems Market:
Systems	135,886	17.8	104,822	18.4	31,064	29.6
Total revenues	$764,933	100.0%	$569,830	100.0%	$195,103	34.2%

Foundry & Logic — The increase in Foundry & Logic product revenues for the three and nine months ended September 26, 2026, compared to the three and nine months ended September 27, 2025, was driven by stronger probe-card demand for networking and server CPU designs.

DRAM — The increase in DRAM product revenues for the three months ended September 26, 2026, compared to the three months ended September 27, 2025, was primarily driven by increased demand for non-HBM DRAM designs, specifically DDR5. The increase in DRAM product revenues for the nine months ended September 26, 2026, compared to the nine months ended September 27, 2025, was driven by increased demand for high-bandwidth memory (“HBM”) designs utilized in generative artificial intelligence applications and higher demand for non-HBM DRAM designs, specifically DDR5.

Flash — The decrease in Flash product revenues for the three and nine months ended September 26, 2026, compared to the three and nine months ended September 27, 2025, was primarily driven by our strategic focus on other end markets and resulting reduced manufacturing activity for Flash products. A portion of Flash product revenues during the period was associated with manufacturing activity at our Baldwin Park manufacturing facility, which was closed in connection with our 2026 Restructuring Plans. As a result of this strategic focus and the expected growth of our other end markets, we expect Flash revenues to represent a smaller percentage of our overall revenue mix in future periods.

Systems — The increase in Systems market revenues for the three months ended September 26, 2026, compared to the three months ended September 27, 2025, was primarily driven by sales of Triton, our recently introduced high-volume photonics testing solution, with smaller increases in revenues from sales of cryogenic and thermal systems. The increase in Systems market revenues for the nine months ended September 26, 2026, compared to the nine months ended September 27, 2025, was also primarily driven by sales of Triton, with a smaller increase in revenues from sales of thermal subsystems, partially offset by lower revenues from legacy product offerings as manufacturing capacity and customer demand increasingly shifted toward the Triton platform.

Revenues by Geographic Region

	Three Months Ended				Nine Months Ended
	September 26, 2026	% of Revenues	September 27, 2025	% of Revenues	September 26, 2026	% of Revenue	September 27, 2025	% of Revenue

	(Dollars in thousands)
Taiwan	$115,102	41.0%	$46,911	23.1%	$280,363	36.7%	$145,152	25.5%
South Korea	69,122	24.6	70,802	34.9	223,108	29.2	171,102	30.0
United States	41,554	14.8	36,375	17.9	109,182	14.3	117,624	20.6
China	21,322	7.6	11,665	5.8	49,575	6.5	34,680	6.1
Singapore	8,993	3.2	9,937	4.9	26,005	3.4	22,865	4.0
Japan	7,943	2.8	11,385	5.6	21,030	2.7	36,370	6.4
Europe	7,867	2.8	7,363	3.6	25,106	3.3	22,392	3.9
Malaysia	5,650	2.0	5,814	2.9	18,435	2.4	13,569	2.4
Rest of the world	2,994	1.2	2,424	1.3	12,129	1.5	6,076	1.1
Total revenues	$280,547	100.0%	$202,676	100.0%	$764,933	100.0%	$569,830	100.0%

Geographic revenue information is based on the location to which we ship the product. For example, if a certain Taiwan customer purchases through its U.S. subsidiary and requests the products to be shipped to an address in Taiwan, this sale will be reflected in the revenue for Taiwan rather than the U.S.

Changes in revenues by geographic region for the three and nine months ended September 26, 2026, compared to the three and nine months ended September 27, 2025, were primarily attributable to changes in customer demand, product sales mix, and the timing of customer shipments and revenue recognition. Specifically, the changes in revenues by geographic region were attributable to the following:
•Taiwan — Increased demand for our Foundry & Logic and DRAM probe card products and increased demand for Triton, our recently introduced high-volume photonics testing platform within Systems, contributed to the increase in revenues.
•South Korea — Revenues for the three months ended September 26, 2026, were relatively consistent with the corresponding prior-year period, while stronger demand for certain DRAM probe card products, including those supporting HBM designs, earlier in the year contributed to higher revenues for the nine months ended September 26, 2026.

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

We have been executing initiatives for gross margin improvements through operational effectiveness and financial discipline, including:
•Deploying our workforce and existing manufacturing footprint more effectively, which included the execution of our 2026 Restructuring Plans. During the three and nine months ended September 26, 2026, cost of revenues included $2.8 million and $28.6 million of restructuring costs, respectively, in connection with the 2026 Restructuring Plans.
•Driving improvement in manufacturing yields in key process areas, innovating to reduce manufacturing spending, and reducing cycle times in key manufacturing operations.

As explained further below in Factory Start-up Costs, we commenced production at our newly purchased manufacturing site in Farmers Branch, Texas late in the third quarter of fiscal 2026, with production expected to continue to ramp to initial target capacity throughout fiscal 2027. As production ramps, operating costs associated with the facility will largely be reflected in cost of revenues. During the period before the facility reaches its expected or normal utilization level, we expect certain operating costs will not be absorbed into the cost of inventory. These underutilization costs will be expensed as incurred to cost of revenues and are expected to be substantial as we ramp the facility. As a result, we expect underutilization costs associated with the Farmers Branch facility to impact gross profit and gross margin during our ramp to initial target capacity.

Our gross profit and gross margin were as follows (dollars in thousands):

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Gross profit	$153,396	$80,626	$72,770	90.3%
Gross margin	54.7%	39.8%

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change
Gross profit	$371,112	$218,087	$153,025	70.2%
Gross margin	48.5%	38.3%

Our gross profit and gross margin by segment were as follows (dollars in thousands):

	Three Months Ended
	September 26, 2026				September 27, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$122,226	$36,260	$(5,090)	$153,396	$67,929	$15,244	$(2,547)	$80,626
Gross margin	55.3%	61.0%		54.7%	40.8%	42.0%		39.8%

	Nine Months Ended
	September 26, 2026				September 27, 2025
	Probe Cards	Systems	Corporate and Other	Total	Probe Cards	Systems	Corporate and Other	Total
Gross profit	$336,413	$70,425	$(35,726)	$371,112	$181,612	$44,030	$(7,555)	$218,087
Gross margin	53.5%	51.8%		48.5%	39.1%	42.0%		38.3%

Probe Cards — For the three and nine months ended September 26, 2026, gross profit and gross margins increased compared to the corresponding periods in the prior year, primarily due to increased revenue, favorable product mix, and higher factory utilization, including benefits from our gross margin improvement initiatives described earlier, as well as favorable impacts from IEEPA tariff refunds received during the third quarter of 2026. The tariff refunds increased Probe Cards gross profit by approximately $6.6 million and $7.4 million and gross margin by approximately 3.0 and 1.2 percentage points for the three and nine months ended September 26, 2026, respectively.

Systems — For the three and nine months ended September 26, 2026, gross profit and gross margins increased compared to the corresponding periods in the prior year, primarily due to increased revenue, favorable product mix, and favorable impacts from IEEPA tariff refunds received during the third quarter of 2026, partially offset by an increase in manufacturing spending. The tariff refunds increased Systems gross profit by approximately $2.0 million and gross margin by approximately 3.4 and 1.5 percentage points for the three and nine months ended September 26, 2026, respectively.

Corporate and Other — Corporate and Other includes unallocated expenses relating to restructuring charges, net, stock-based compensation expense, and amortization of intangible assets and fixed asset fair value adjustments due to acquisitions, which are not used in evaluating the results of, or in allocating resources to, our reportable segments. The increase in Corporate and Other costs for the three and nine months ended September 26, 2026, compared to the corresponding periods in the prior year, was primarily attributable to restructuring charges of $2.8 million and $28.6 million, respectively, incurred in connection with the 2026 Restructuring Plans.

Overall — Gross profit and gross margins fluctuate with revenue levels, product mix, selling prices, factory loading, material costs, and operational efficiencies. For the three and nine months ended September 26, 2026, compared to the corresponding periods in the prior year, gross profit and gross margins increased due to increased revenue, favorable product mix, higher factory utilization, and benefits from our gross margin improvement initiatives, including improved manufacturing yields, manufacturing spending innovation, and reduced cycle times, and favorable impacts from IEEPA tariff refunds received during the third quarter of 2026, partially offset by restructuring charges incurred in connection with the 2026 Restructuring Plans. The tariff refunds related to tariffs incurred in prior periods and are not expected to provide a similar benefit in future periods. The tariff refunds increased gross profit by approximately $8.6 million and $9.4 million and gross margin by approximately 3.1 and 1.2 percentage points for the three and nine months ended September 26, 2026, respectively.

Cost of revenues included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Stock-based compensation	$1,657	$1,941	$5,224	$5,636

Research and Development

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Research and development	$29,504	$28,686	$818	2.9%
% of revenues	10.5%	14.1%

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Research and development	$91,383	$85,279	$6,104	7.2%
% of revenues	11.9%	15.0%

Research and development expenses increased for the three months ended September 26, 2026, compared to the corresponding period in the prior year, primarily due to higher general operating costs, mainly reflecting lower grant reimbursements, and higher performance-based compensation, partially offset by lower project material costs and lower stock-based compensation expense.

For the nine months ended September 26, 2026, research and development expenses increased compared to the corresponding prior-year period, primarily due to higher performance-based compensation, higher restructuring charges, including $1.3 million incurred in connection with the 2026 Restructuring Plans, and higher general operating costs. These increases were partially offset by lower project material costs and lower stock-based compensation expense.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 26, 2026 compared to Three Months Ended September 27, 2025	Nine Months Ended September 26, 2026 compared to Nine Months Ended September 27, 2025
Employee compensation costs	$1,038	8,171
Project material costs	(592)	(2,154)
Stock-based compensation expense	(566)	(1,378)
Restructuring charges	28	1,225
General operational costs	1,110	$726
Depreciation	(200)	(486)
	$818	$6,104

Research and development included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Stock-based compensation expense	$1,959	$2,525	$6,329	$7,707

Selling, General and Administrative

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$35,920	$32,971	$2,949	8.9%
% of revenues	12.8%	16.3%

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Selling, general and administrative	$105,377	$97,907	$7,470	7.6%
% of revenues	13.8%	17.2%

Selling, general and administrative expenses increased for the three months ended September 26, 2026, compared to the corresponding period in the prior year, primarily due to higher employee compensation costs resulting from increased performance-based compensation.

For the nine months ended September 26, 2026, selling, general and administrative expenses increased compared to the corresponding prior-year period, primarily due to higher employee compensation costs resulting from increased performance-based compensation and higher commission expense associated with increased revenue levels, partially offset by lower restructuring charges and lower stock-based compensation expense.

A detail of the changes is as follows (in thousands):

	Three Months Ended September 26, 2026 compared to Three Months Ended September 27, 2025	Nine Months Ended September 26, 2026 compared to Nine Months Ended September 27, 2025
Employee compensation costs	$2,868	$10,785
Restructuring charges	(201)	(2,351)
Stock-based compensation expense	169	(1,357)
Commission expenses	465	900
General operating expenses	(352)	(507)
	$2,949	$7,470

Selling, general and administrative included stock-based compensation expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Stock-based compensation expense	$5,219	$5,050	$14,003	$15,360

Stock-based compensation expense was lower for the nine months ended September 26, 2026, primarily due to the reversal of previously recognized equity compensation expense resulting from the departure of our former Chief Financial Officer in the first quarter of fiscal 2026.

Factory Start-Up Costs

	Three Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$6,375	$964	$5,411	561.3%
% of revenues	2.3%	0.5%

	Nine Months Ended
	September 26, 2026	September 27, 2025	$ Change	% Change

	(Dollars in thousands)
Factory start-up costs	$18,308	$1,321	$16,987	1,285.9%
% of revenues	2.4%	0.2%

Factory start-up costs are costs associated with our newly purchased manufacturing site in Farmers Branch, Texas. The start-up costs consist of employee compensation costs, consulting costs, utilities, taxes and licenses, facility maintenance, and other expenses being incurred while the site is being brought to its intended use. These costs are expected to continue throughout the build-out, and will move to cost of revenues as the production ramps begin. We commenced production at this site late in the third quarter of fiscal 2026 with production to continue to ramp throughout fiscal 2027.

Interest Income, Net

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(Dollars in thousands)
Interest Income	$3,518	$2,126	$8,825	$8,276
Weighted average balance of cash and investments	$379,199	$254,119	$339,936	$297,737
Weighted average yield on cash and investments	3.72%	3.93%	3.73%	4.22%

Interest Expense	$182	$150	$632	$341
Average debt outstanding	$11,421	$12,550	$11,705	$12,829
Weighted average interest rate on debt	2.75%	2.75%	2.75%	2.75%

Interest income is earned on our cash, cash equivalents, restricted cash, and marketable securities. Interest income increased for the three and nine months ended September 26, 2026, compared to the corresponding period in the prior year, primarily due to higher average invested balances and interest income recognized on tariff refunds, partially offset by lower yields.

Interest expense primarily includes interest on our term loan, interest rate swap derivative contracts, commitment fee on our revolving credit facility, term loan issuance costs amortization charges, and our revolving credit facility issuance costs amortization charges. The interest expense for the three and nine months ended September 26, 2026 increased compared with the corresponding period in the prior year due to our entry into the revolving credit facility in the third quarter of fiscal 2025.

Other Income (Expense), Net
Other income (expense), net, primarily includes the effects of foreign currency and various other gains and losses. We partially mitigate our risks from currency movements by hedging certain balance sheet exposures, which minimizes the impacts during periods of foreign exchange volatility.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

	(In thousands, except percentages)
Provision for income taxes	$13,114	$5,937	$20,239	$9,384
Effective tax rate	15.5%	29.1%	12.3%	21.9%

Provision for income taxes reflects the tax provision on our operations in foreign and U.S. jurisdictions, offset by tax benefits from tax credits and the foreign-derived deduction eligible income (“FDDEI”) deduction. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to U.S. federal, state or foreign tax laws, changes in the benefit or expense related to stock-based compensation, future expansion into areas with varying country, state, and local income tax rates, and the deductibility of certain costs and expenses by jurisdiction. The decrease in our effective tax rate for the three and nine months ended September 26, 2026, compared to the corresponding periods in the prior year was primarily driven by changes in estimated taxable income by jurisdiction in the prior year and the prior-year impact of implementing tax law changes under the One Big Beautiful Bill Act, which did not recur in the current year.

Liquidity and Capital Resources

Capital Resources
Our working capital increased to $527.3 million at September 26, 2026, compared to $433.2 million at December 27, 2025.

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

Our cash, cash equivalents and marketable securities totaled approximately $395.4 million at September 26, 2026, compared to $275.2 million at December 27, 2025. We have the full amount available under our $150 million revolving credit facility as of September 26, 2026. Based on our historical results of operations, we expect that our cash, cash equivalents, and marketable securities on hand, the cash we expect to generate from operations, and the available capacity under our revolving credit facility, will be sufficient to fund our short-term and long-term liquidity requirements primarily arising from: research and development, capital expenditures, including the Farmers Branch expansion, working capital, outstanding commitments, and other liquidity requirements associated with existing operations. However, we cannot be certain that our cash, cash equivalents, and marketable securities on hand, and cash generated from operations, will be available in the future to fund all of our capital and operating requirements. In addition, any future strategic investments and significant acquisitions may require additional cash and capital resources. To the extent necessary, we may consider entering into short and long-term debt obligations, raising cash through a stock issuance, or obtaining new financing facilities, which may not be available on terms favorable to us. If we are unable to obtain sufficient cash or capital to meet our needs on a timely basis and on favorable terms, our business and operations could be materially and adversely affected.

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

Cash Flows
The following table sets forth our net cash flows from operating, investing and financing activities:

	Nine Months Ended
	September 26, 2026	September 27, 2025

	(In thousands)
Net cash provided by operating activities	$211,034	$69,423
Net cash used in investing activities	$(150,749)	$(156,495)
Net cash used in financing activities	$(25,375)	$(9,560)

Operating Activities
Net cash provided by operating activities consists of net income for the period, adjusted for certain non-cash items and changes in certain operating assets and liabilities. Net cash provided by operating activities for the nine months ended September 26, 2026 was attributable to net income of $150.4 million and net non-cash expenses of $77.5 million, partially offset by the increase in net working capital of $16.8 million. The cash used in net working capital was primarily driven by increased inventories of $30.2 million, increased accounts receivable, net, of $27.5 million, and decreased operating lease liabilities of $5.9 million, partially offset by increased deferred revenue of $15.9 million, increased other liabilities of $11.2 million, increased accrued liabilities of $9.5 million, and increased accounts payable of $9.3 million. The non-cash expenses mainly consisted of depreciation and amortization, stock-based compensation, non-cash restructuring, and the provision for excess and obsolete inventories.

Investing Activities
Net cash used in investing activities for the nine months ended September 26, 2026 primarily related to $87.2 million in net purchases of marketable securities and $64.4 million of property, plant and equipment purchases.

Financing Activities
Net cash used in financing activities for the nine months ended September 26, 2026 primarily related to $35.6 million used to pay tax withholdings for net share settlements of employee stock awards, partially offset by $11.1 million received from issuances of common stock under our employee stock purchase plan.

Debt

Revolving Credit Agreement
On July 29, 2025, we entered into a Revolving Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as Administrative Agent, and the lenders party thereto, providing us with a $150 million revolving credit facility (the “Facility”). The Facility has a maturity date of July 29, 2030. The Facility may be used for working capital and other general corporate purposes, subject to the terms and conditions set forth in the Credit Agreement. No amounts were outstanding under the Facility as of September 26, 2026.

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

The Facility also bears a quarterly commitment fee ranging from 0.15% to 0.25% on the daily amount by which the commitments under the Facility exceed the outstanding amount. The commitment fee as of September 26, 2026 was 0.15%.

The Credit Agreement contains customary representations and warranties, and affirmative and negative covenants and events of default, including limitations on subsidiary indebtedness and liens, and the requirement to maintain specified financial ratios including the requirement to maintain a consolidated total net leverage ratio not exceeding 3.50 to 1.00 as of the last day of each fiscal quarter with an increase to 4.00 to 1.00 for four quarters following a permitted acquisition. We were in compliance with the Facility's covenants as of September 26, 2026.

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

The Building Term Loan bears interest at a rate equal to the applicable SOFR rate plus 1.86% per annum. Interest payments are payable in monthly installments over a fifteen-year period. The interest rate at September 26, 2026, before consideration of interest rate swap discussed in the next paragraph, was 5.55%. As of September 26, 2026, the balance outstanding pursuant to the Building Term Loan was $11.4 million.

On March 17, 2020, we entered into an interest rate swap agreement to hedge the interest payment on the Building Term Loan for the notional amount of $18.0 million, and an amortization period that matches the debt. As future levels of LIBOR over the life of the loan were uncertain, we entered into this interest-rate swap agreement to hedge the exposure in interest rate risks associated with movement in LIBOR rates. This agreement was amended on May 19, 2023 to replace the benchmark reference rate LIBOR with SOFR to match the Building Term Loan agreement (as amended). After the amendment, the interest rate swap continues to convert our floating-rate interest into a fixed-rate at 2.75%. As of September 26, 2026, the notional amount of the loan that is subject to this interest rate swap is $11.4 million.

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

On April 24, 2025, our Board of Directors authorized a new two-year program to repurchase up to $75.0 million of outstanding common stock to offset potential dilution from issuance of common stock under our stock-based compensation programs. This share repurchase program will expire on April 24, 2027. During fiscal 2025, we repurchased and retired 135,000 shares of common stock for $4.1 million. During the nine months ended September 26, 2026, we did not repurchase shares of common stock under this program as we prioritized capital investments associated with the ramp of our Farmers Branch manufacturing facility. As of September 26, 2026, $70.9 million remained available for future repurchases.

Contractual Obligations and Commitments

The following table summarizes our significant contractual commitments to make future payments in cash under contractual obligations as of September 26, 2026:

	Payments Due In Fiscal Year
	Remainder 2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$2,356	$8,953	$5,273	$720	$471	$973	$18,746
Term loans - principal payments	289	1,175	1,208	1,242	1,278	6,211	11,403
Term loans - interest payments(1)	159	595	530	462	387	817	2,950
Revolver - commitment fee(2)	57	228	232	228	131	—	876
Total	$2,861	$10,951	$7,243	$2,652	$2,267	$8,001	$33,975
(1) Represents our minimum interest payment commitments at 5.55% per annum, excluding the interest rate swap described in Debt, above.
(2) Represents our quarterly commitment fee of 0.15% on the daily amount by which the commitments under the Facility exceed the outstanding amount. This commitment assumes no borrowings.

The table above excludes our gross liability for unrecognized tax benefits and our deferred grant. The gross liability for unrecognized tax benefits was $55.4 million as of September 26, 2026. The timing of any payments which could result from these unrecognized tax benefits will depend upon a number of factors and, accordingly, the timing of payment cannot be estimated. The deferred grant was $18.0 million as of September 26, 2026, and consists of cash received from a California Competes Grant awarded from the California Governor's Office of Business and Economic Development. The timing of any potential repayments is dependent upon a number of factors, including the number of employees and capital investments within California over the 5-year term. Accordingly, the timing of any repayment cannot be estimated.

Off-Balance Sheet Arrangements

Historically, we have not participated in transactions that have generated relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 26, 2026, we were not involved in any such off-balance sheet arrangements.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes during the three months ended September 26, 2026 to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 27, 2025. If any of the identified risks actually occur, our business, financial condition and results of operations could suffer. The trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 27, 2025 are not the only ones we face. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

We did not repurchase any shares of our common stock during the third quarter of fiscal 2026.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the quarter ended September 26, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, except as follows:

On September 1, 2026, Aric McKinnis, the Company's Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement. Under this arrangement, a total of up to 3,600 shares of our common stock may be sold, subject to certain conditions, after December 8, 2026 and before the arrangement expires on November 12, 2027.

The above arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

The following exhibits are filed herewith and this list constitutes the exhibit index.

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of FormFactor, Inc, dated May 15, 2026	8-K	5/19/2026	000-50307
3.2	Amended and Restated By-laws of FormFactor, Inc.	8-K	7/30/2025	000-50307
4.1	Registration Rights Agreement by and between FormFactor, Inc. and Teradyne, Inc.				X
31.01	Certification of Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification of Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				*
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL (included as Exhibit 101)				X
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

FormFactor, Inc.

Date:	November 3, 2026	By:	/s/ ARIC MCKINNIS

Aric McKinnis
Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer, and Principal Accounting Officer)